Form 10-Q/A
period 1999-06-30
TC PIPELINES LP
filed 1999-09-01
CIK 1075607

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

Yes [X] No [ ]



     THE REGISTRANT HAD 14,690,694 COMMON UNITS OUTSTANDING AS OF AUGUST 31,
1999.

                           PART II. OTHER INFORMATION

                                TC PIPELINES, LP


ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 27.

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

                                  By: /s/
                                      -------------------------------------
Date: August 31, 1999                 Theresa Jang
                                      Controller