Form 10-Q
period 1999-10-30
TC PIPELINES LP
filed 1999-11-12
CIK 1075607

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                        Commission File Number: 000-26091
                                TC PIPELINES, LP
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  52-2135448
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification Number)


       FOUR GREENSPOINT PLAZA
       16945 NORTHCHASE DRIVE
           HOUSTON, TEXAS                                      77060
(Address of principal executive offices)                    (Zip code)



                                 (281) 873-7774
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]             No [ ]

     The registrant had 14,690,694 common units outstanding as of November 10, 1999.

                                TC PIPELINES, LP

                                TABLE OF CONTENTS

                                                                                             Page No.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

          Income - Three months ended September 30, 1999 and
              Period May 28 to September 30, 1999                                                3
          Balance Sheet - September 30, 1999 and May 28, 1999                                    3
          Cash Flow - Period May 28 to September 30, 1999                                        4
          Notes to Condensed Financial Statements                                                5

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

          Results of Operations of TC PipeLines, LP                                              8
          Liquidity and Capital Resources of TC PipeLines, LP                                    8
          Results of Operations of Northern Border Pipeline Company                             10
          Liquidity and Capital Resources of Northern Border Pipeline Company                   13

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                        18

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                                                  19

                        PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                               TC PIPELINES, LP

                                   INCOME

(unaudited)                                                    THREE MONTHS ENDED          May 28 (1) -
(thousands of dollars except per unit amounts)                 SEPTEMBER 30, 1999      September 30, 1999
---------------------------------------------------------------------------------------------------------
EQUITY INCOME FROM INVESTMENT IN
  NORTHERN BORDER PIPELINE COMPANY (NOTE 3)                                 8,738                 11,868
GENERAL AND ADMINISTRATIVE EXPENSES                                           239                    383
                                                               -------------------    -------------------
NET INCOME                                                                  8,499                 11,485
                                                               -------------------    -------------------
                                                               -------------------    -------------------

NET INCOME ALLOCATION
General partner                                                               170                    230
Common units                                                                6,992                  9,448
Subordinated units                                                          1,337                  1,807
                                                               -------------------    -------------------
                                                                            8,499                 11,485
                                                               -------------------    -------------------
                                                               -------------------    -------------------


NET INCOME PER UNIT (NOTE 4)                                                $0.48                  $0.64
                                                               -------------------    -------------------
                                                               -------------------    -------------------
UNITS OUTSTANDING (THOUSANDS)                                              17,500                 17,500
                                                               -------------------    -------------------
                                                               -------------------    -------------------



                                     BALANCE SHEET

(unaudited)
(thousands of dollars)                                         SEPTEMBER 30, 1999       May 28, 1999 (1)
---------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                          544                      -
Investment in Northern Border Pipeline Company (Note 3)                   250,169                241,651
                                                               -------------------    -------------------
                                                               -------------------    -------------------
                                                                          250,713                241,651
                                                               -------------------    -------------------
                                                               -------------------    -------------------

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Due to affiliate                                                            300                      -
  Accounts payable                                                            279                      -
                                                               -------------------    -------------------
                                                               -------------------    -------------------
                                                                              579                      -
                                                               -------------------    -------------------
Partners' Capital
  General partner                                                           5,003                  4,833
  Common units                                                            207,994                193,515
  Subordinated units                                                       37,137                 43,303
                                                               -------------------    -------------------
                                                               -------------------    -------------------
                                                                          250,134                241,651
                                                               -------------------    -------------------
                                                               -------------------    -------------------
                                                                          250,713                241,651
                                                               -------------------    -------------------
                                                               -------------------    -------------------


See accompanying Notes to Condensed Financial Statements.

(1)  Commencement of operations

                               TC PIPELINES, LP

                                    CASH FLOW

(unaudited)                                                                             MAY 28 (1) -
(thousands of dollars)                                                               SEPTEMBER 30, 1999
--------------------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                                                       11,485
Add/(Deduct):
Equity income in excess of distributions received                                                (8,518)
Decrease in operating working capital                                                               279
                                                                                     -------------------
                                                                                                  3,246
                                                                                     -------------------

FINANCING ACTIVITIES
Distributions paid                                                                               (3,002)
Due to affiliate                                                                                    300
Common units issued                                                                               7,501
Subordinated units redeemed                                                                      (7,501)
                                                                                     -------------------
                                                                                                 (2,702)
                                                                                     -------------------

INCREASE IN CASH                                                                                    544

CASH, BEGINNING OF PERIOD                                                                             -
                                                                                     -------------------
CASH, END OF PERIOD                                                                                 544
                                                                                     -------------------
                                                                                     -------------------


See accompanying Notes to Condensed Financial Statements.

(1)  Commencement of operations

                               TC PIPELINES, LP

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
   For the period May 28 (commencement of operations) to September 30, 1999
                                 (unaudited)

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

     Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations, financial position and cash flows of the Partnership as at May 28, 1999 and September 30, 1999, and for the three months ended September 30, 1999 and for the period May 28 to September 30, 1999.

     The results of operations for the three months ended September 30, 1999 and the period May 28 to September 30, 1999, are not necessarily indicative of the results that may be expected for a full fiscal year.

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

     On June 25, 1999, the underwriters exercised a portion of their over-allotment option under the terms of the underwriting agreement and purchased 390,694 additional common units for proceeds of $7.5 million. The Partnership used those proceeds to redeem 390,694 subordinated units.

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

NOTE 3    INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY

The Partnership owns a 30 percent general partner interest in Northern Border Pipeline Company (Northern Border), a partnership which owns a natural gas pipeline extending from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near Manhattan, Illinois. Northern Border is subject to regulation by the Federal Energy Regulatory Commission. Northern Border's accounting policies conform to U.S. generally accepted accounting principles, as applied in the case of regulated entities.

                               TC PIPELINES, LP

     The Partnership uses the equity method of accounting for its investment in Northern Border, over which it is able to exercise significant influence. The Partnership's investment balance as at May 28, 1999 represents the combined carrying values of the investment in Northern Border as reflected in the accounts of the predecessor companies at the same date. TC PipeLines' equity income for the three months ended September 30, 1999 and the period May 28 to September 30, 1999 represents 30 percent of the net income of Northern Border for the same periods.

     The following sets out summarized financial information for Northern Border for the three months ended September 30, 1999, the period May 28 to September 30, 1999 and as at September 30, 1999. TC PipeLines has held its general partner interest since May 28, 1999.

(UNAUDITED)                                                       THREE MONTHS ENDED           MAY 28 -
(MILLIONS OF DOLLARS)                                             SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------
NORTHERN BORDER INCOME STATEMENT
Revenues                                                                       73.9                   101.5
Costs and expenses                                                            (16.8)                  (23.1)
Depreciation                                                                  (13.1)                  (18.0)
Financial charges and other                                                   (14.9)                  (20.9)
                                                                   ------------------    --------------------
                                                                   ------------------    --------------------
Net income                                                                     29.1                    39.5
                                                                   ------------------    --------------------
                                                                   ------------------    --------------------

(UNAUDITED)
(MILLIONS OF DOLLARS)                                             SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------
NORTHERN BORDER BALANCE SHEET
Cash and short-term investments                                                 20.6
Other current assets                                                            31.0
Plant, property and equipment, net                                           1,739.1
Other assets                                                                    14.5
Current liabilities                                                           (126.1)
Deferred amounts                                                               (10.4)
Long-term debt                                                                (834.8)
                                                                  -------------------
Partners' capital                                                              833.9
                                                                  -------------------
                                                                  -------------------

NOTE 4    NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the general partner's allocation, by the number of common and subordinated units outstanding.

                   ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                               TC PIPELINES, LP


NOTE 5    CREDIT FACILITY

On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. At September 30, 1999, the Partnership had no amount outstanding under this credit facility.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                TC PIPELINES, LP


RESULTS OF OPERATIONS OF TC PIPELINES, LP

     TC PipeLines, LP (the Partnership) was formed by TransCanada PipeLines Limited (TransCanada) to acquire, own and participate in the management of United States based pipeline assets. On May 28, 1999, the Partnership issued 14,300,000 common units (11,500,000 to the public and 2,800,000 to an affiliate of the general partner) for net proceeds of $274.6 million. The common units are quoted on the Nasdaq National Market and trade under the symbol "TCLPZ". The Partnership used the net proceeds from this offering, along with 3,200,000 subordinated units, an aggregate 2 percent general partner interest and incentive distribution rights, to acquire the collective 30 percent general partner interest in Northern Border Pipeline Company (Northern Border) previously held by TransCanada Border PipeLine Ltd. and TransCan Northern Ltd. (collectively, the predecessor companies), affiliates of the general partner, TC PipeLines GP, Inc.

     Subsequent to the initial public offering, the underwriters exercised a portion of their over-allotment option and purchased 390,694 additional common units for proceeds of $7.5 million. The Partnership used these proceeds to redeem an equal number of subordinated units.

     Currently, the only material asset of the Partnership is the 30 percent general partner interest in Northern Border.

     TC PipeLines, LP accounts for its interest in Northern Border using the equity method of accounting. The Partnership's initial investment in Northern Border was recorded at $241.7 million, the combined carrying values of the investment in Northern Border as reflected in the accounts of the predecessor companies as at May 28, 1999. This amount equated to 30 percent of Northern Border's partners' capital as at May 28, 1999.

     Since the general partner interest in Northern Border is currently the Partnership's only source of income, the Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border.

THIRD QUARTER 1999

     For the three months ended September 30, 1999, TC PipeLines recorded $8.7 million of equity income from Northern Border and incurred general and administrative expenses of $0.2 million, resulting in net income of $8.5 million for the third quarter of 1999.

PERIOD MAY 28 TO SEPTEMBER 30, 1999

     TC PipeLines recorded $11.9 million of equity income from Northern Border for the period May 28 to September 30, 1999 and incurred general and administrative expenses of $0.4 million, resulting in net income of $11.5 for the same period.

LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES, LP

CASH DISTRIBUTION POLICY OF TC PIPELINES, LP

     During the period when subordinated units are outstanding (the subordination period), which generally cannot end before June 30, 2004, the Partnership will make distributions of available cash as defined in the partnership agreement in the following manner:

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


     - Third, 98 percent to the subordinated units, pro rata, and 2 percent to the general partner, until there has been distributed for each outstanding subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

     - Thereafter, in a manner whereby the general partner has rights (referred to as Incentive Distribution Rights) to receive increasing percentages of quarterly distributions.

     The initial distribution of $0.1681 per unit, paid on August 12, 1999, reflected the minimum quarterly distribution as prorated for the shortened period from the May 28, 1999 commencement of operations to June 30, 1999.

PERIOD MAY 28 TO SEPTEMBER 30,1999

     On August 12, 1999, TC PipeLines paid a cash distribution of $0.1681 per unit for the period May 28 to June 30, 1999, to unitholders of record as of July 30, 1999. This cash distribution of $3.0 million was paid out in the following manner: $2.5 million to common unitholders, $0.5 million to the general partner as holder of the subordinated units, and the balance to the general partner in respect of its 2 percent general partner interest.

     The Partnership funded this cash distribution with its share of Northern Border's second quarter cash distribution, which was received on August 3, 1999.

     On October 19, 1999, the board of directors of the general partner declared a cash distribution of $0.45 per unit for the three months ended September 30, 1999, which is payable on November 12, 1999, to unitholders of record as of October 29, 1999. This is the Partnership's first distribution for a full quarter. This will amount to a cash distribution totaling $8.0 million, which will be paid out in the following manner: $6.6 million to common unitholders, $1.2 million to the general partner as holder of the subordinated units, and $0.2 million to the general partner in respect of its 2 percent general partner interest.

     The Partnership will fund this cash distribution with its share of Northern Border's third quarter cash distribution, which was received on November 2, 1999.

NORTHERN BORDER CASH DISTRIBUTION POLICY

     In December 1998, Northern Border changed its policy regarding distributions to its partners in two respects, with the unanimous consent of the members of its management committee. The timing of distributions was changed from the last business day of the quarter to the second business day of the second month following the end of the quarter. The computation period for distributions was also changed from quarterly with one month in arrears to quarterly.

     In accordance with Northern Border's cash distribution policy, a distribution was made to its general partners on August 3, 1999, for the second quarter ending June 30, 1999. As stated in the amended general partnership agreement for Northern Border, the predecessor companies received their proportionate share of this cash distribution for the period April 1 to May 27, 1999. TC PipeLines, LP received $3.3 million, representing 30 percent of Northern Border's cash distribution for the period May 28 to June 30, 1999.

     In accordance with Northern Border's cash distribution policy, a distribution for the third quarter ending September 30, 1999 was paid on November 2, 1999. TC PipeLines, LP received $8.8 million, representing 30 percent of that cash distribution.

CREDIT FACILITY AND SHORT-TERM BORROWINGS

     On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The credit facility bears interest at a London Interbank Offered Rate plus 1.25 percent. The purpose of the revolving credit facility is to provide borrowings to

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


fund capital expenditures, to fund capital contributions to Northern Border and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At September 30, 1999, the Partnership had no amount outstanding under this credit facility.

     On June 28, 1999, the Partnership received a short-term, non-interest bearing working capital advance in the amount of $0.3 million from its general partner. The Partnership intends to repay this advance within twelve months.

CAPITAL REQUIREMENTS

     The Partnership expects that Northern Border will request capital contributions in aggregate of approximately $9.0 million from TC PipeLines, LP in the year 2000. Management expects to fund these capital contributions from cash reserves and drawings under the revolving credit facility.

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE COMPANY

     The following sets out summarized financial information for Northern Border for the three and nine months ended September 30, 1999, and as at September 30, 1999. TC PipeLines, LP has held its 30 percent general partner interest since May 28, 1999.


(UNAUDITED)                                          THREE MONTHS ENDED        NINE MONTHS ENDED
(MILLIONS OF DOLLARS)                                SEPTEMBER 30, 1999        SEPTEMBER 30, 1999
-------------------------------------------------------------------------     --------------------
NORTHERN BORDER INCOME STATEMENT
Revenues                                                            73.9                    220.6
Costs and expenses                                                 (16.8)                   (49.7)
Depreciation                                                       (13.1)                   (38.8)
Financial charges and other                                        (14.9)                   (43.7)
                                                     --------------------      -------------------

Net income                                                           29.1                    88.4
                                                     --------------------      -------------------
                                                     --------------------      -------------------



(UNAUDITED)
(MILLIONS OF DOLLARS)                                SEPTEMBER 30, 1999
-------------------------------------------------------------------------
NORTHERN BORDER BALANCE SHEET
Cash and short-term investments                                     20.6
Other current assets                                                31.0
Plant, property and equipment, net                               1,739.1
Other assets                                                        14.5
Current liabilities                                               (126.1)
Deferred amounts                                                   (10.4)
Long-term debt                                                    (834.8)
                                                     --------------------

Partners' capital                                                  833.9
                                                     --------------------

     Northern Border's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff that provides an

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


opportunity to recover operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border is generally allowed an opportunity to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border may collect from its shippers declines as the rate base is recovered. Billings for the firm transportation agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

     In December 1998, Northern Border completed an expansion and extension of its pipeline system (The Chicago Project). As a result of placing the facilities for The Chicago Project into service, Northern Border has added approximately $895 million to its gas plant in service through September 30, 1999 ($840 million through December 31, 1998).

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

     Operating revenues increased $24.8 million for the third quarter of 1999, as compared to the same period in 1998, due primarily to additional revenues from the operation of The Chicago Project facilities. New firm transportation agreements with 27 shippers provided for additional receipt capacity of 700 million cubic feet per day, a 42% increase. The Chicago Project increased Northern Border's rate base, which increased Northern Border's return for the third quarter of 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

     Costs and expenses consist of operations and maintenance expense, taxes other than income and the regulatory credit account.

     Operations and maintenance expense increased $2.6 million for the third quarter of 1999, from the comparable period in 1998, due primarily to operations and maintenance expenses for The Chicago Project facilities recorded in 1999 and increased administrative expenses for Northern Border.

     Taxes other than income increased $1.7 million for the third quarter of 1999, as compared to the same period in 1998, due primarily to ad valorem taxes attributable to the facilities placed into service for The Chicago Project.

     For the third quarter of 1998, Northern Border recorded a regulatory credit of $2.5 million. During the construction of The Chicago Project, Northern Border placed certain new facilities into service in advance of the December 1998 in service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit deferred the cost of service of these new facilities. Northern Border is allowed to recover from its shippers the regulatory asset, that resulted from the cost of service deferral, over a ten-year period commencing with the in service date of The Chicago Project.

     Depreciation and amortization expense increased $2.9 million for the third quarter of 1999, as compared to the same period in 1998, due primarily to Northern Border placing the facilities for The Chicago Project into service. The impact of the additional facilities on depreciation and amortization expense was partially offset by a decrease in the depreciation rate applied to transmission plant from 2.5% to 2.0%. Northern Border agreed to reduce the depreciation rate at the time The Chicago Project was placed into service, as part of a previous rate case settlement.

     Financial charges and other consists of interest expense, net and other income.

     Interest expense, net increased $9.5 million for the third quarter of 1999, as compared to the same period in 1998, due to an increase in interest expense of $3.7 million and a decrease in interest expense capitalized of $5.8 million. Interest expense increased due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The impact of the increased borrowings on interest expense was partially offset by a decrease in Northern Border's average interest rates between 1998 and 1999. The decrease in interest expense capitalized is due to the completion of construction of The Chicago Project in December 1998.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


     Other income decreased $3.5 million for the third quarter of 1999, as compared to the same period in 1998, primarily due to a decrease in the allowance for equity funds used during construction. The decrease in the allowance for equity funds used during construction is due to the completion of construction of The Chicago Project in December 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

     Operating revenues increased $75.1 million for the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to additional revenues from the operation of The Chicago Project facilities. The Chicago Project increased Northern Border's rate base, which increased Northern Border's return for the nine months ended September 30, 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

     Costs and expenses consist of operations and maintenance expense, taxes other than income and the regulatory credit account.

     Operations and maintenance expense increased $6.2 million for the nine months ended September 30, 1999, from the comparable period in 1998, due primarily to operations and maintenance expenses for The Chicago Project facilities recorded in 1999 and increased administrative expenses for Northern Border.

     Taxes other than income increased $4.6 million for the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to ad valorem taxes attributable to the facilities placed into service for The Chicago Project.

     For the nine months ended September 30, 1998, Northern Border recorded a regulatory credit of $4.7 million. During the construction of The Chicago Project, Northern Border placed certain new facilities into service in advance of the December 1998 in service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit deferred the cost of service of these new facilities. Northern Border is allowed to recover from its shippers the regulatory asset, that resulted from the cost of service deferral, over a ten-year period commencing with the in service date of The Chicago Project.

     Depreciation and amortization expense increased $8.7 million for the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to Northern Border placing the facilities for The Chicago Project into service. The impact of the additional facilities on depreciation and amortization expense was partially offset by a decrease in the depreciation rate applied to transmission plant from 2.5% to 2.0%. Northern Border agreed to reduce the depreciation rate at the time The Chicago Project was placed into service, as part of a previous rate case settlement.

     Financial charges and other consists of interest expense, net and other income.

     Interest expense, net increased $25.9 million for the nine months ended September 30, 1999, as compared to the same period in 1998, due to an increase in interest expense of $13.9 million and a decrease in interest expense capitalized of $12.0 million. Interest expense increased due, primarily, to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The impact of the increased borrowings on interest expense was partially offset by a decrease in Northern Border's average interest rates between 1998 and 1999. The decrease in interest expense capitalized is due to the completion of construction of The Chicago Project in December 1998.

     Other income decreased $8.5 million for the nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to a decrease in the allowance for equity funds used during construction. The decrease in the allowance for equity funds used during construction is due to the completion of construction of The Chicago Project in December 1998.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

GENERAL

     In June 1997, Northern Border entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of Northern Border's previously outstanding bank loan agreements and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 1999, in accordance with the provisions of the Pipeline Credit Agreement, Northern Border converted the three-year revolving credit facility to a term loan maturing in June 2002. At September 30, 1999, $439.0 million was outstanding on the term loan and there was not any outstanding amount on the five-year revolving credit facility.

     In August 1999, Northern Border completed a private offering of $200 million of 7.75% Senior Notes due 2009 (Senior Notes). In October 1999, Northern Border filed a registration statement relating to the Senior Notes, which has not yet become effective with the Securities and Exchange Commission. Also in August 1999, Northern Border received approximately $12.9 million from the termination of interest rate forward agreements, which is included in long-term debt on the balance sheet and amortized against interest expense over the life of the Senior Notes. The interest rate forward agreements, which had an aggregate notional amount of $150 million, had been executed in September 1998 to hedge the interest rate on a planned issuance of fixed rate debt in 1999. The proceeds from the private offering, net of associated debt discounts and issuance costs, and the termination of the interest rate forward agreements were used to reduce existing indebtedness under the Pipeline Credit Agreement.

     Short-term liquidity needs will be met by internal sources and through the lines of credit discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash flows provided by operating activities increased $49.9 million to $133.3 million for the nine months ended September 30, 1999, as compared to the same period in 1998, primarily attributed to The Chicago Project facilities placed into service in late December 1998.

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures of $89.6 million for the nine months ended September 30, 1999 include $78.3 million for The Chicago Project. The remaining capital expenditures for 1999 are primarily related to renewals and replacements of Northern Border's existing facilities. For the comparable period in 1998, capital expenditures were $484.2 million, which included $474.4 million for The Chicago Project.

     Total capital expenditures for 1999 are estimated to be $111 million including $89 million for The Chicago Project. Approximately $37 million of the capital expenditures for The Chicago Project are for construction completed in 1998. The remaining $22 million of 1999 capital expenditures is planned primarily for renewals and replacements of the existing facilities. Northern Border anticipates funding its 1999 capital expenditures primarily by borrowing on the Pipeline Credit Agreement and using internal sources.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows used in financing activities were $60.6 million for the nine months ended September 30, 1999, as compared to cash flows provided by financing activities of $400.8 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1998, Northern Border's general partners contributed $197.0 million to finance a portion of the capital expenditures for The Chicago Project. Distributions paid to the general partners increased $36.7 million for the nine months ended September 30, 1999 as compared to the same period in 1998. The distribution for the nine months ended

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP



September 30, 1999 was impacted by increased earnings as well as a change in the timing of distribution payments. The distribution for the nine months ended September 30, 1998 was impacted by a rate case refund during the fourth quarter of 1997. Financing activities for the nine months ended September 30, 1999, included $197.5 million from the issuance of the Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of the interest rate forward agreements. Advances under the Pipeline Credit Agreement, which were primarily used to finance a portion of the capital expenditures for The Chicago Project, were $82.0 million for the nine months ended September 30, 1999 as compared to advances under the Pipeline Credit Agreement of $265.0 million for the same period in 1998. During the nine months ended September 30, 1999, $255.0 million was repaid on the Pipeline Credit Agreement.

YEAR 2000

     TC PipeLines, LP and the general partner are not materially dependent upon computer systems to conduct their businesses. Accordingly, management does not believe that the Year 2000 issue will have a material adverse effect on the Partnership's business, financial condition or results of operations, except as to any material adverse effect that may result from any Year 2000 issue affecting Northern Border, as discussed below.

     Similar to most businesses, Northern Border relies heavily on information systems technology to operate in an efficient and effective manner. Much of this technology takes the form of computers and associated hardware for data processing and analysis. In addition, a great deal of information processing technology is embedded in microelectronic devices.

     The Year 2000 issue results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. As a result, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     If not corrected, many computer applications could fail or create erroneous results. The effects of the Year 2000 issue are compounded because of the interdependence of computer and telecommunication systems in the United States and throughout the world. This interdependence is true for Northern Border and its respective suppliers and customers.

     Northern Border has developed a plan, which will be modified as events warrant, to address Year 2000 issues (the Plan). The Plan is designed to take reasonable steps to prevent mission-critical functions from being impaired due to the Year 2000 issue. Mission-critical functions are pipeline operations, operated in a manner that is safe for personnel and the public. Pipeline operations include the flow of natural gas through the pipeline with the operation of thirteen natural gas fired compressor stations, two electric powered compressor stations, measurement stations for receipt and delivery of gas and the supervisory control and data acquisition (SCADA) computer system.

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

     Northern Border has identified, inventoried, and assessed computer software, hardware, embedded chips, and third-party interfaces. Where necessary, remediation, replacement, or adequate workarounds have been identified and implemented. The workaround Northern Border has employed in very limited instances is to turn the system clocks back to a past date so that the systems will not rollover to the year 2000 for several years.

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

     At this time, it is TC PipeLines, LP's understanding that all of Northern Border's mission critical systems are Year 2000 ready. As far as non-mission critical systems, it is TC PipeLines, LP's understanding that the systems are over 95% Year 2000 ready, based on the work effort involved. Additional work remaining consists primarily of completing upgrades of certain off-the-shelf software.

     The Plan recognizes that the computer, telecommunications and other systems (Outside Systems) of outside entities (Outside Entities) have the potential for major, mission-critical, adverse effects on the conduct of Northern Border's business. Northern Border does not have control of these Outside Systems. However, the Plan includes an ongoing process of identifying and contacting Outside Entities whose systems have or may have a substantial effect on Northern Border's ability to continue to conduct the mission-critical aspects of their businesses without disruption from Year 2000 issues. The Plan requires Northern Border to attempt to inventory and assess the extent to which these Outside Systems may not be Year 2000 compatible. The Y2K Team will reasonably attempt to coordinate with these Outside Entities in an ongoing effort to obtain assurances these Outside Systems will be Year 2000 compatible well before January 1, 2000.

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

     The processes of inventorying, assessing, analyzing, remediating through replacement or adequate workarounds, testing, and developing contingency plans for mission-critical functions in anticipation of the year 2000 are necessarily iterative processes. That is, the steps are repeated as the Y2K Team learns more about the Year 2000 issue and its effects on internal systems and on Outside Systems, and about the effects that embedded chips may have on Northern Border's systems and Outside Systems. As the steps are repeated, it is likely that new issues will be identified and addressed. TC PipeLines knows of no specific systems that are susceptible to issues that can only be identified after January 1, 2000.

     Northern Border has in place a contingency plan designed to address specific Year 2000 related issues including loss of all commercial electrical power, loss of all commercial telecommunications, and unforeseen failures in critical systems. In the event of loss of commercial power, all critical facilities have back up power sources including auxiliary generators and battery back up except for the two electric powered compressor stations. Northern Border has its own internal, private communications systems for voice, data, and SCADA traffic. All of the communications sites have back-up power sources. Northern Border also has a redundant back-up site for critical operation and systems functions. All compressor facilities will be manned at year-end so that unforeseen issues can be dealt with immediately.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


     The extent and magnitude of the Year 2000 issue as it may affect Northern Border, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important is the potential complexity of locating embedded microprocessors that may be in a great variety of hardware used for process or flow control, environmental, transportation, access, communications and other systems. TC PipeLines, LP believes that Northern Border will be able to identify and remediate mission-critical systems containing embedded microprocessors. Other important difficulties relate to the lack of control over and difficulty inventorying, assessing, remediating, verifying and testing Outside Systems; the complexity of evaluating all software (computer code) internal to Northern Border that may not be Year 2000 compatible; and the potential limited availability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians and other personnel to perform adequate remediation, verification and testing of internal systems or Outside Systems. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems, and similar events. There can be no assurance, for example, that all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to business. If, despite diligent, prudent efforts under the Plan, there are Year 2000-related failures that create substantial disruptions to Northern Border's business, the adverse impact could be material. Moreover, the estimated costs of pursuing the current course of action do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite implementation of the Plan, as it may be modified over time.

     In a SEC release regarding Year 2000 disclosures, the SEC stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenarios Northern Border may face leads to contemplation of the following possibilities: widespread failure of electrical, gas, and similar supplies by utilities serving Northern Border; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for Northern Border and its employees, contractors, suppliers, and customers; significant disruption to Northern Border's ability to gain access to, and remain working in, office buildings and other facilities; and the failure of Outside Systems, the effects of which would have a cumulative material adverse impact on the Northern Border's mission-critical systems. Among other things, Northern Border could face substantial claims due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill shippers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. Northern Border could also experience an inability by shippers to pay, on a timely basis or at all, obligations owed to Northern Border. Under these circumstances, the adverse effect on Northern Border, and the diminution of Northern Border's revenues, would be material, although not quantifiable at this time. Northern Border will continue to monitor business conditions to assess and quantify material adverse effects, if any, that result or may result from the Year 2000 issue.

     This discussion under the heading "Year 2000" constitutes a year 2000 readiness disclosure under the Year 2000 Information and Readiness Disclosure Act. Compliance with the Year 2000 Information and Readiness Disclosure Act does not limit or otherwise affect any claims or actions under the federal securities laws.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     The statements of this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding expected capital contributions to be requested by Northern Border in the year 2000. Although TC PipeLines believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

                                TC PIPELINES, LP


developments that impact FERC proceedings involving Northern Border, Northern Border's ability to replace its rate base as it is depreciated and amortized, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, conditions of the capital markets and equity markets, and Northern Border's ability to successfully implement the Year 2000 plan during the periods covered by the forward looking statements.

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                TC PIPELINES, LP


     For the three months ended September 30, 1999 and for the period May 28 to September 30, 1999, TC PipeLines, LP has not entered into any forms of financial instruments that are market risk sensitive, either for trading or non-trading purposes. Therefore, TC PipeLines, LP is not exposed to any interest rate risk, market price risk, or foreign exchange risk, except to the extent that its 30 percent general partner interest in Northern Border exposes the Partnership to the market risks disclosed below.

     Northern Border's interest rate exposure results from its variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border also uses an interest rate swap agreement to increase the portion of its fixed rate debt. Since December 31, 1998, there have not been any material changes to Northern Border's interest rate exposure.

                           PART II. OTHER INFORMATION

                                TC PIPELINES, LP


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K

         Current Report dated October 7, 1999, on Form 8-K was filed October 8, 1999.

         Current Report dated October 21, 1999, on Form 8-K was filed October 21, 1999.

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

                                 TC PIPELINES, LP
                                 (a Delaware Limited Partnership)

                                 By: TC PipeLines GP, Inc., its general partner

                                 By:  /s/
                                     ------------------------------------------
Date:  November 10, 1999             Theresa Jang
                                     Controller