Form 10-K
period 1999-12-31
TC PIPELINES LP
filed 2000-03-28
CIK 1075607

                     UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------

                                 F O R M  10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999  Commission file number: 000-26091


                                TC PIPELINES, LP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                 52-2135448
      --------------------------------                 -------------------
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                Identification No.)


                             FOUR GREENSPOINT PLAZA
                             16945 NORTHCHASE DRIVE
                              HOUSTON, TEXAS 77060
        ----------------------------------------------------------------
               (Address of principal executive offices)(zip code)
        Registrant's telephone number, including area code: 281-873-7774

                            -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLES OF EACH CLASS                 NAME OF EACH EXCHANGE ON
          --------------------                     WHICH REGISTERED
                                               ------------------------

                                      None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           -----------------------------------------------------------

                               TITLE OF EACH CLASS
                               -------------------
                                  COMMON UNITS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on March 10, 2000, was approximately $188.6 million.

     As of March 10, 2000, there were 14,690,694 of the registrant's common units outstanding.

                               TC PIPELINES, LP
                               TABLE OF CONTENTS

                                                                  PAGE NO.
                                                                  --------
                                  PART I

Item 1.   Business                                                    2
Item 2.   Properties                                                 11
Item 3.   Litigation                                                 12
Item 4.   Submission of Matters to a Vote of Security Holders        12

                                  PART II

Item 5.   Market for Registrant's Common Units and Related
          Security Holder Matters                                    13
Item 6.   Selected Financial Data                                    14
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        14
Item 7a.  Quantitative and Qualitative Disclosures About
          Market Risk                                                20
Item 8.   Financial Statements and Supplementary Data                20
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        20

                                 PART III

Item 10.  Directors and Officers of the General Partner              21
Item 11.  Executive Compensation                                     22
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                             23
Item 13.  Certain Relationships and Related Transactions             23

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                        25

                           FORWARD-LOOKING INFORMATION

                           ---------------------------

Certain written and oral statements made or incorporated by reference from time to time by TC PipeLines, LP, its general partner, or their representatives in this Form 10-K and other reports and filings made with the Securities and Exchange Commission, press releases, conferences or otherwise, are forward-looking and relate to, among other things, anticipated financial performance, business prospects, strategies, market forces and commitments. Much of this information appears in the Management's Discussion and Analysis found herein. By its nature, such forward-looking information is subject to various risks and uncertainties, including those discussed below, which could cause TC PipeLines' actual results and experience to differ materially from the anticipated results or other expectations expressed. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-K, and TC PipeLines undertakes no obligation to update publicly or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Forward-looking information typically contains statements with words such as "anticipate," "believe," "estimate," "expect," "plan," "target" or similar words suggesting future outcomes. The following discussion is intended to identify certain factors, though not necessarily all factors, which could cause future outcomes to differ materially from those set forth in the forward-looking information.

The risks and uncertainties that may affect the operations, performance, development and results of TC PipeLines' business and its ability to make cash distributions to unitholders include, but are not limited to, the following factors:

     - regulatory decisions, particularly those of the Federal Energy Regulatory Commission ("FERC");
     -  cost of acquisitions, including related debt service payments;
     -  tariff and transportation charges to be collected by Northern
        Border Pipeline Company for transportation services on the Northern Border pipeline system;
     -  the amount of cash distributed to TC PipeLines by Northern Border
        Pipeline;
     - the inability of Northern Border Pipeline to maintain or increase its rate base by successfully completing FERC approved projects;
     -  a decline in the availability of western Canadian natural gas;
     - majority control of the Northern Border Pipeline management committee by Northern Border Partners, L.P.;
     - the amount of cash required to be contributed by TC PipeLines to Northern Border Pipeline to fund its operations;
     -  competitive factors and pricing pressures;
     -  overcapacity in the natural gas transportation industry;
     -  shifts in market demand;
     - changes in laws and regulations, including environmental and regulatory laws;
     - increases in maintenance and operating costs that are not recovered by increased transportation rates;
     -  uncertainties of litigation;
     - prevailing economic conditions, particularly conditions of the capital and equity markets;
     -  the effects of required compliance with debt covenants;
     -  timing of completion of capital or maintenance projects;
     -  the availability of adequate levels of insurance;
     -  currency and interest rate fluctuations;
     - the potential that the Internal Revenue Service could treat TC PipeLines as a corporation;
     - various events which could disrupt operations (including explosions, fires, and severe weather conditions); and
     -  dependence on TransCanada's management expertise.

                           ---------------------------

All amounts are stated in United States dollars unless otherwise indicated.

PART I

ITEM 1.   BUSINESS

BUSINESS OF TC PIPELINES, LP

TC PipeLines, LP and its subsidiary limited partnership, TC PipeLines Intermediate Limited Partnership, collectively referred to herein as "TC PipeLines" or "the Partnership," were formed by TransCanada PipeLines Limited to acquire, own and participate in the management of United States based pipeline assets. A wholly-owned subsidiary of TransCanada, TC PipeLines GP, Inc., serves as the general partner of the Partnership.

On May 28, 1999, the Partnership issued 14,300,000 common units (11,500,000 to the public and 2,800,000 to an affiliate of the general partner) through its initial public offering for net proceeds of $274.6 million. The Partnership used the net proceeds from this offering, along with 3,200,000 subordinated units, an aggregate 2% general partner interest and incentive distribution rights, to acquire the collective 30% general partner interest in Northern Border Pipeline Company previously held by TransCanada Border PipeLine Ltd. and TransCan Northern Ltd. (collectively, the predecessor companies), affiliates of the general partner. The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is not affiliated with TC PipeLines.

Subsequent to the initial public offering, the underwriters exercised a portion of their over-allotment option and purchased 390,694 additional common units for net proceeds of $7.5 million. The Partnership used these proceeds to redeem an equal number of subordinated units held by the general partner.

The general partner holds an aggregate 2% general partner interest in the Partnership. The general partner also owns 2,809,306 subordinated units and is entitled to incentive distribution rights if quarterly cash distributions on the units exceed specified levels.

For the period ended December 31, 1999, the Partnership's 30% general partner interest in Northern Border Pipeline represents its only material asset.

BUSINESS OF NORTHERN BORDER PIPELINE COMPANY

GENERAL

Northern Border Pipeline Company is a general partnership formed in 1978. The general partners are TC PipeLines, LP and Northern Border Partners, L.P., both of which are publicly traded partnerships. Each of TC PipeLines and Northern Border Partners holds its interest in Northern Border Pipeline Company, 30% and 70% of voting power, respectively, through a subsidiary limited partnership. The general partner of TC PipeLines and its subsidiary limited partnership is TC PipeLines GP, Inc., a subsidiary of TransCanada. The general partners of Northern Border Partners and its subsidiary limited partnership are Northern Plains Natural Gas Company and Pan Border Gas Company, both subsidiaries of Enron Corp., and Northwest Border Pipeline Company, a subsidiary of The Williams Companies, Inc.

Northern Border Pipeline owns a 1,214-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to natural gas markets in the midwestern United States. The Northern Border pipeline system connects with multiple pipelines, which provides shippers with access to the various natural gas markets served by those pipelines.

The Northern Border pipeline system was initially constructed in 1982 and was expanded and/or extended in 1991, 1992 and 1998. The most recent expansion and extension, called The Chicago Project, was completed in late 1998, and increased the pipeline system's ability to receive natural gas by 42% to its current capacity of 2,373 million cubic feet per day. In the year ended December 31, 1999, TC PipeLines estimates that Northern Border Pipeline transported approximately 23% of the total amount of natural gas imported from Canada to the United States. Over the same period, approximately 91% of the natural gas Northern Border Pipeline transported was produced in the western Canadian sedimentary basin located in the provinces of Alberta, British Columbia and Saskatchewan.

Northern Border Pipeline transports natural gas for shippers under a tariff regulated by the Federal Energy Regulatory Commission. Northern Border Pipeline generates revenues from individual transportation contracts with shippers that provide for the receipt and delivery of natural gas at points along the Northern Border pipeline system. The tariff allows Northern Border Pipeline an opportunity to recover from shippers its cost of service, including operations and maintenance costs, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Shippers contract to pay for a proportionate share of those costs through a mileage-based charge for the amount of capacity contracted. The shippers are obligated to pay the charge regardless of the amount of natural gas they transport. Northern Border Pipeline does not own the natural gas that it transports and therefore Northern Border Pipeline does not assume any natural gas commodity price risk.

The management of Northern Border Pipeline is overseen by a four-member management committee. TC PipeLines controls 30% of the voting power of the Northern Border Pipeline management committee and designates one member. Northern Border Partners controls 70% of the voting power of the Northern Border Pipeline management committee and designates three members.

Under the Northern Border Pipeline partnership agreement, voting power on the Northern Border Pipeline management committee is presently allocated among Northern Border Partners' three general partners in proportion to their general partner interests in Northern Border Partners. As a result, the 70% voting power of Northern Border Partners' three representatives on the management committee is allocated as follows: 35% to the representative designated by Northern Plains, 22.75% to the representative designated by Pan Border and 12.25% to the representative designated by Northwest Border. Northern Plains and Pan Border are subsidiaries of Enron Corp. Therefore, Enron controls 57.75% of the voting power of the management committee and has the right to select two of the members of the management committee.

The Northern Border pipeline system is operated by Northern Plains pursuant to an operating agreement. As of December 31, 1999, Northern Plains employed approximately 190 individuals located at its headquarters in Omaha, Nebraska and at locations along the pipeline route. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

THE NORTHERN BORDER PIPELINE SYSTEM

With the completion of The Chicago Project in December 1998, Northern Border Pipeline owns a 1,214-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, to interconnecting pipelines in the upper Midwest of the United States. Construction of the Northern Border pipeline system was initially completed in 1982 and was expanded and/or extended in 1991, 1992 and 1998.

The Northern Border pipeline system has pipeline access to natural gas reserves in the western Canadian sedimentary basin in the provinces of Alberta, British Columbia and Saskatchewan in Canada, as well as the Williston Basin in the United States. The Northern Border pipeline system also has access to synthetic gas produced at the Dakota Gasification plant in North Dakota. For the year ended December 31, 1999, of the natural gas transported on the Northern Border pipeline system, approximately 91% was produced in Canada, approximately 5% was produced by the Dakota Gasification plant, and approximately 4% was produced in the Williston Basin.

The Northern Border pipeline system consists of 822 miles of 42-inch diameter pipe designed to transport 2,373 million cubic feet per day from the Canadian border to Ventura, Iowa; 30-inch diameter pipe and 36-inch diameter pipe, each approximately 147 miles in length, designed to transport 1,300 million cubic feet per day in total from Ventura, Iowa to Harper, Iowa; and 226 miles of 36-inch diameter pipe and 19 miles of 30-inch diameter pipe designed to transport 645 million cubic feet per day from Harper, Iowa to a terminus near Manhattan, Illinois (Chicago area). Along the pipeline there are 15 compressor stations with total rated horsepower of 476,500 and measurement facilities to support the receipt and delivery of gas at various points. Other facilities include four field offices and a microwave communication system with 51 tower sites.

At its northern end, the Northern Border pipeline system is connected to TransCanada's majority-owned Foothills Pipe Lines (Sask.) Ltd. system in Canada, which is connected to the Alberta System, owned by TransCanada, and the pipeline system owned by Transgas Limited in Saskatchewan. The Alberta System gathers and transports approximately 19% of the total North American natural gas production and approximately 77% of the natural gas produced in the western Canadian sedimentary basin. The Northern Border pipeline system also connects with facilities of Williston Basin Interstate Pipeline at Glen Ullin and Buford, North Dakota, facilities of Amerada Hess Corporation at Watford City, North Dakota and facilities of Dakota Gasification Company at Hebron, North Dakota in the northern portion of the Northern Border pipeline system.

INTERCONNECTS

The Northern Border pipeline system connects with multiple pipelines, which provides its shippers with access to the various natural gas markets served by those pipelines. The Northern Border pipeline system interconnects with pipeline facilities of:

     - Northern Natural Gas Company, an Enron subsidiary, at Ventura, Iowa as well as multiple smaller interconnections in South Dakota, Minnesota and Iowa;
     - Natural Gas Pipeline Company of America at Harper, Iowa;
     - MidAmerican Energy Company at Iowa City and Davenport, Iowa;
     - Alliant Power Company at Prophetstown, Illinois;
     - Northern Illinois Gas Company at Troy Grove and Minooka, Illinois;
     - Midwestern Gas Transmission Company near Channahon, Illinois;
     - ANR Pipeline Company near Manhattan, Illinois; and
     - The Peoples Gas Light and Coke Company near Manhattan, Illinois at the terminus of the Northern Border pipeline system.

The Ventura, Iowa interconnect with Northern Natural Gas Company functions as a large market center, where natural gas transported on the Northern Border pipeline system is sold, traded and received for transport to significant consuming markets in the Midwest and to interconnecting pipeline facilities destined for other markets.

SHIPPERS

The Northern Border pipeline system serves more than 40 shippers with diverse operating and financial profiles. Based upon shippers' cost of service obligations, as of December 31, 1999, 93% of the firm capacity is contracted by producers and marketers. The remaining firm capacity is contracted to local distribution companies (5%) and interstate pipelines (2%). As of December 31, 1999, the termination dates of these contracts ranged from October 31, 2001 to December 21, 2013 and the weighted average contract life, based upon annual cost of service obligations was slightly under seven years with at least 97% of capacity contracted through mid-September 2003.

Based on their proportionate shares of the cost of service, as of December 31, 1999, the five largest shippers are: Pan-Alberta Gas (U.S.) Inc. (25.7%), TransCanada PipeLines Limited (10.8%), PanCanadian Energy Services Inc. (7.0%), Enron North America Corp. (formerly Enron Capital & Trade Resources Corp.) (5.7%) and PetroCanada Hydrocarbons Inc. (4.9%). The 20 largest shippers, in total, are responsible for an estimated 88.4% of Northern Border Pipeline's cost of service.

As of December 31, 1999, Northern Border Pipeline's largest shipper, Pan-Alberta holds firm capacity of 690 million cubic feet per day under three contracts with terms to October 31, 2003. An affiliate of Enron provides guaranties for 300 million cubic feet per day of Pan-Alberta's contractual obligations through October 31, 2001. In addition, Pan-Alberta's remaining capacity is supported by various credit support arrangements, including, among others, a letter of credit, a guaranty from an interstate pipeline company through October 31, 2001 for 132 million cubic feet per day, an escrow account and an upstream capacity transfer agreement. In January 2000, it was announced that Southern Company Energy Marketing has agreed in principle to manage the assets of Pan-Alberta Gas Ltd., which would include Pan-Alberta's contracts with Northern Border Pipeline. Subject to the necessary approvals, this arrangement is expected to go into effect in the second quarter of 2000.

Some of Northern Border Pipeline's shippers are affiliated with the general partners of TC PipeLines and Northern Border Partners. TransCanada holds contracts representing 10.8% of the cost of service. Enron North America Corp., a subsidiary of Enron, holds contracts representing 5.3% of the cost of service, which was 5.7% at 1999 year end. Transcontinental Gas Pipe Line Corporation, a subsidiary of Williams, holds a contract representing 0.8% of the cost of service. See Item 13. "Certain Relationships and Related Transactions."

DEMAND FOR TRANSPORTATION CAPACITY

Northern Border Pipeline's long-term financial condition is dependent on the continued availability of economic western Canadian natural gas for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with the Northern Border pipeline system. Low prices for natural gas, regulatory limitations or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies. Additional pipeline export capacity also could accelerate depletion of these reserves.

Northern Border Pipeline's business depends in part on the level of demand for western Canadian natural gas in the markets the Northern Border pipeline system serves. The volumes of natural gas delivered to these markets from other sources affect the demand for both western Canadian natural gas and use of the Northern Border pipeline system. Demand for western Canadian natural gas to serve other markets also influences the ability and willingness of shippers to use the Northern Border pipeline system to meet demand in the market that Northern Border Pipeline serves.

A variety of factors could affect the demand for natural gas in the markets that the Northern Border pipeline system serves. These factors include:

    - economic conditions;
    - fuel conservation measures;
    - alternative energy requirements and prices;
    - climatic conditions;
    - government regulation; and
    - technological advances in fuel economy and energy generation devices.

TC PipeLines cannot predict whether these or other factors will have an adverse effect on demand for use of the Northern Border pipeline system or how significant that adverse effect could be.

FUTURE DEMAND AND COMPETITION

In October 1998, Northern Border Pipeline applied to the FERC for approval of Project 2000 to expand and extend its pipeline system into Indiana. If constructed, Project 2000 will strategically position Northern Border Pipeline to move natural gas east of Chicago and will place Northern Border Pipeline in direct contact with major industrial natural gas consumers. Project 2000 would afford shippers on the expanded/extended pipeline system access to the northern Indiana industrial zone. The proposed pipeline extension will interconnect with Northern Indiana Public Service Company, a major midwest local distribution company with a large industrial load requirement, at the terminus near North Hayden, Indiana.

Permanent reassignments of contracted transportation capacity, or "capacity releases," were negotiated between several existing and project shippers originally included in the October 1998 application. On March 25, 1999, Northern Border Pipeline amended its application to the FERC to reflect these changes. Numerous parties filed to intervene in this proceeding. Several parties protested this application asking that the FERC deny Northern Border Pipeline's request for rolled-in rate treatment for the new facilities and that Northern Border Pipeline be required to solicit indications of interest from existing shippers for capacity releases that would possibly eliminate the construction of certain new facilities. "Rolled-in rate treatment" is the combining of the cost of service of the existing system with the cost of service related to the new facilities for purposes of calculating a system-wide transportation charge.

On September 15, 1999, the FERC issued a policy statement on certification and pricing of new construction projects. The policy statement indicated a preference for establishing the transportation charge for newly constructed facilities on a separate, stand-alone basis, also known as "incremental pricing." This reversed the existing presumption in favor of rolled-in pricing when the impact of the new capacity is not more than a 5% increase to existing rates and results in system-wide benefits. As set forth above, Northern Border Pipeline's amended application to construct facilities to expand its system was filed based upon rolled-in rate treatment. On December 17, 1999, Northern Border Pipeline filed an amendment to the March 25, 1999 certificate application to support rolled-in rate treatment in light of the FERC's new policy statement, and to modify the proposed facilities. Several parties renewed their protests of Northern Border Pipeline's application. On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed facilities and finding that Northern Border Pipeline's project meets the requirements of the new policy statement. The FERC approved Northern Border Pipeline's request for rolled-in-rate treatment based upon Northern Border Pipeline's proposed project costs. Upon acceptance of Northern Border Pipeline's certificate and completion of acquisition of necessary right-of-way, permits and equipment construction will proceed. The revised capital expenditures for Project 2000 are estimated to be approximately $94 million. Proposed facilities include approximately 34.4 miles of 30-inch pipeline, new equipment and modifications at three compressor stations resulting in a net increase of 22,500 compressor horsepower, and at one meter station.

As a result of the proposed Project 2000 expansion, the Northern Border pipeline system will have the ability to transport 1,484 million cubic feet per day from Ventura to Harper, Iowa, 844 million cubic feet per day from Harper to Manhattan, Illinois, and 544 million cubic feet per day on the new extension from Manhattan to North Hayden, Indiana.

Under precedent agreements, five project shippers have agreed to take all of the transportation capacity, subject to the satisfaction of specific conditions. With the issuance of the certificate, Northern Border Pipeline is negotiating with the project shippers to resolve those conditions and execute transportation contracts. The Project 2000 shippers are: Bethlehem Steel Corporation, El Paso Energy Marketing Company, Northern Indiana Public Service Company, Peoples Energy Services Corporation and The Peoples Gas Light and Coke Company.

Northern Border Pipeline competes with other pipeline companies that transport natural gas from the western Canadian sedimentary basin or that transport natural gas to markets in the midwestern United States. The competitors for the supply of natural gas include six pipelines, one of which is under construction and is described below, and the Canadian domestic users in the western Canadian sedimentary basin region. Northern Border Pipeline's competitive position is affected by the availability of Canadian natural gas for export, the prices of natural gas in alternative markets, the cost of producing natural gas in Canada, and demand for natural gas in the United States.

The Alliance Pipeline, which will transport natural gas from the western Canadian sedimentary basin to the midwestern United States, has received Canadian and United States regulatory approvals and is under construction. Its sponsors have announced their plans for the Alliance Pipeline to be in service by late 2000. Upon its completion, Northern Border Pipeline will compete directly with the Alliance Pipeline.

TC PipeLines expects that the Alliance Pipeline would transport for its shippers gas containing high-energy liquid hydrocarbons. Additional facilities to extract the natural gas liquids are being constructed near the Alliance Pipeline's terminus in Chicago to permit Alliance to transport natural gas with the liquids-rich element.

As a consequence of the Alliance Pipeline, there may be a large increase in natural gas moving from the western Canadian sedimentary basin to Chicago. There are several additional projects proposed to transport natural gas from the Chicago area to growing eastern markets that would provide access to additional markets for Northern Border Pipeline's shippers. The proposed projects currently being pursued by third parties and TransCanada are targeting markets in eastern Canada and the northeast United States. These proposed projects are in various stages of regulatory approval. One such project, Vector Pipeline L.P., has commenced construction.

Williams has a minority interest (14.6%) in the Alliance Pipeline. TransCanada and other unaffiliated companies own and operate pipeline systems, which transport natural gas from the same natural gas reserves in western Canada that supply Northern Border Pipeline's customers.

Natural gas is also produced in the United States and transported by competing pipeline systems to the same destinations as the Northern Border pipeline system.

FERC REGULATION

GENERAL

Northern Border Pipeline is subject to extensive regulation by the FERC as a "natural gas company" under the Natural Gas Act. Under the Natural Gas Act and the Natural Gas Policy Act, the FERC has jurisdiction with respect to virtually all aspects of Northern Border Pipeline's business, including:

    - transportation of natural gas;
    - rates and charges;
    - construction of new facilities;
    - extension or abandonment of services and facilities;
    - accounts and records;
    - depreciation and amortization policies;
    - the acquisition and disposition of facilities; and
    - the initiation and discontinuation of services.

Where required, Northern Border Pipeline holds certificates of public convenience and necessity issued by the FERC covering its facilities, activities and services. Under Section 8 of the Natural Gas Act, the FERC has the power to prescribe the accounting treatment for items for regulatory purposes. Northern Border Pipeline's books and records are periodically audited under Section 8.

The FERC regulates Northern Border Pipeline's rates and charges for transportation in interstate commerce. Natural gas companies may not charge rates exceeding rates judged just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Some types of rates may be discounted without further FERC authorization.

COST OF SERVICE TARIFF

Northern Border Pipeline's firm transportation shippers contract to pay for a proportionate share of the pipeline system's cost of service. During any given month, each of these shippers pays a uniform mileage-based charge for the amount of capacity contracted, calculated under a cost of service tariff. The shippers are obligated to pay their proportionate share of the cost of service regardless of the amount of natural gas they actually transport. The cost of service tariff is regulated by the FERC and provides an opportunity to recover operations and maintenance costs of the Northern Border pipeline system, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a return on equity approved by the FERC. Northern Border Pipeline may not charge or collect more than its cost of service under its tariff on file with the FERC.

Northern Border Pipeline's investment in its pipeline system is reflected in various accounts referred to collectively as its regulated "rate base." The cost of service includes a return, with related income taxes, on the rate base. Over time, the rate base declines as a result of, among other things, monthly depreciation and amortization. Northern Border Pipeline's rate base currently includes, as an additional amount, a one-time ratemaking adjustment to reflect the receipt of a financial incentive on the original construction of the pipeline. Since inception, the rate base adjustment, called an incentive rate of return, has been amortized through monthly additions to the cost of service. The amortization continues until November 2001 when the incentive rate of return will be fully amortized.

Northern Border Pipeline bills the cost of service on an estimated basis for a six-month cycle. Any net excess or deficiency between the cost of service determined for that period according to the FERC tariff and the estimated billing is accumulated, including carrying charges. This amount is then either billed to or credited back to the shippers' accounts.

Northern Border Pipeline also provides interruptible transportation service. Interruptible transportation service is transportation in circumstances when surplus capacity is available after satisfying firm service requests. The maximum rate charged to interruptible shippers is calculated from cost of service estimates on the basis of contracted capacity. Except for certain limited situations, Northern Border Pipeline credits all revenue from the interruptible transportation service to the cost of service for the benefit of its firm shippers.

In Northern Border Pipeline's 1995 rate case, it reached a settlement that was filed in a stipulation and agreement. Although it was contested, the settlement was approved by the FERC on August 1, 1997. In the settlement, the depreciation rate was established at 2.5% from January 1, 1997 through the in-service date of The Chicago Project and, at that time, it was reduced to 2.0%. Starting in the year 2000, the depreciation rate is scheduled to increase gradually on an annual basis until it reaches 3.2% in 2002.

The settlement also determined several other cost of service parameters. In accordance with the effective tariff, Northern Border Pipeline's allowed equity rate of return is 12.0%. For at least seven years from the date The Chicago Project was completed, under the terms of the settlement, Northern Border Pipeline may continue to calculate its allowance for income taxes as a part of its cost of service in the manner it has historically used. In addition, a settlement adjustment mechanism of $31 million was implemented, which effectively reduces the allowed return on rate base.

Also as agreed to in the settlement, Northern Border Pipeline implemented a project cost containment mechanism for The Chicago Project. The purpose of the project cost containment mechanism was to limit Northern Border Pipeline's ability to include cost overruns for The Chicago Project in their rate base and to provide incentives for cost underruns. The settlement agreement required the budgeted cost for The Chicago Project, which had been initially filed with the FERC for approximately $839 million, to be adjusted for the effects of inflation and for costs attributable to changes in project scope, as defined in the settlement agreement.

In the determination of The Chicago Project cost containment mechanism, the actual cost of the project is compared to the budgeted cost. If there is a cost overrun of $6 million or less, the shippers will bear the actual cost of the project through its inclusion in Northern Border Pipeline's rate base. If there is a cost savings of $6 million or less, the full budgeted cost will be included in Northern Border Pipeline's rate base. If there is a cost overrun or cost savings of more than $6 million but less than 5% of the budgeted cost, the $6 million plus 50% of the excess will be included in Northern Border Pipeline's rate base. All cost overruns exceeding 5% of the budgeted cost are excluded from Northern Border Pipeline's rate base.

Northern Border Pipeline has determined the budgeted cost of The Chicago Project, as adjusted for the effects of inflation and project scope changes, to be $897 million, with the final construction cost estimated to be $894 million. Northern Border Pipeline's notification to the FERC and its shippers in June 1999 in its final report reflects the conclusion that there will be a $3 million addition to its rate base related to the project cost containment mechanism.

The stipulation required the calculation of the project cost containment mechanism to be reviewed by an independent national accounting firm. The independent accountants completed their examination of Northern Border Pipeline's calculation of the project cost containment mechanism in October 1999. The independent accountants concluded Northern Border Pipeline had complied in all material respects with the requirements of the stipulation related to the project cost containment mechanism.

Although TC PipeLines believes that the computations in the final report have been properly completed under the terms of the stipulation, TC PipeLines is unable to predict at this time whether any adjustments will be required. Later developments in the pending rate case, discussed below, may prevent recovery of amounts originally calculated under the project cost containment mechanism, which may result in a non-cash charge to write down Northern Border Pipeline's balance sheet transmission plant line item, and that charge could be material to Northern Border Pipeline's operating results.

In May 1999, Northern Border Pipeline filed a rate case wherein it proposed, among other things, to increase its allowed equity rate of return to 15.25%. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. A number of Northern Border Pipeline's shippers and competing pipelines have filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which they were implemented with subsequent billings subject to refund. The order set for hearing not only Northern Border Pipeline's proposed changes but also several issues raised by intervenors including the appropriateness of the cost of service tariff, Northern Border Pipeline's depreciation schedule and its creditworthiness standards. Several parties, including Northern Border Pipeline, asked for clarification or rehearing of various aspects of the June order. On August 31, 1999, the FERC issued an order that provided that the issue of rolled-in rate treatment of The Chicago Project may be examined in this proceeding. Also, since the amount of The Chicago Project costs to be included in rate base is governed by the settlement in Northern Border Pipeline's previous rate case, the FERC consolidated that proceeding with this case and directed that the presiding Administrative Law Judge conduct any further proceedings that may be appropriate. Under the order issued August 31, 1999, Northern Border Pipeline filed its June 1999 final report and independent accountants' report on the calculation of the project cost containment mechanism. While Northern Border Pipeline had not proposed in this case to change the depreciation rates approved in its last rate case, the order also provided that Northern Border Pipeline has the burden of proving that its depreciation rates are just and reasonable. Testimony filed by FERC staff and intervenors has advocated positions on among other things, rate of return on equity ranging from 9.85% to 11.5%, a depreciation straight line rate ranging from 2.34% to 2.5%, a reduction in rate base under the project cost containment mechanism ranging from $31.8 million to $43.1 million, and modification of the cost of service form of tariff to adoption of a stated rate form of tariff with various rate designs. A procedural schedule has been established which calls for the hearing to commence in July 2000. At this time, TC PipeLines can give no assurance as to the outcome on any of these issues.

OPEN ACCESS REGULATION

Beginning on April 8, 1992, the FERC issued a series of orders, known as Order 636, which required pipeline companies to unbundle their services and offer sales, transportation, storage, gathering and other services separately, to provide all transportation services on a basis that is equal in quality for all shippers and to implement a program to allow firm holders of pipeline capacity to resell or release their capacity to other shippers. Since Northern Border Pipeline has been a transportation only pipeline since inception, implementation was easily met. Capacity release provisions were adopted which allowed Northern Border Pipeline's shippers to release all or part of their capacity either permanently or temporarily. If a shipper temporarily releases part or all of its firm capacity to a third party, then that releasing shipper receives credit against amounts due under its firm transportation contract for revenues received by Northern Border Pipeline as a result of the temporary release. The releasing shipper is not relieved of its obligations under its contract. Shippers on the Northern Border pipeline system have temporarily released capacity as well as permanently released capacity to other shippers who have agreed to comply with the underlying contractual and regulatory obligations associated with that capacity.

Order 636 adopted "right of first refusal" procedures, imposed by the FERC as a condition to the pipeline's right to abandon long-term transportation service, to govern a shipper's continuing rights to transportation services when its contract with the pipeline expires. The FERC's rules require existing shippers to match any bid of up to five years in order to renew those contracts. As discussed below, the FERC narrowed the scope of this right.

Beginning in 1996, the FERC issued a series of orders, referred to together as Order 587, amending its open access regulations to standardize business practices and procedures governing transactions between interstate natural gas pipelines, their customers, and others doing business with the pipelines. The intent of Order 587 was to assist shippers that deal with more than one pipeline by establishing standardized business practices and procedures. These business standards, developed by the Gas Industry Standards Board, govern important business practices including shipper supplied service nominations, allocation of available capacity, accounting and invoicing of transportation service, standardized internet business transactions and capacity release. Northern Border Pipeline has implemented the necessary changes to its tariff and internal systems so it can fully comply with the business standards as required by these orders.

In 1998, the FERC initiated a number of proceedings to further amend its open access regulations. In a Notice of Proposed Rulemaking issued on July 29, 1998, the FERC proposed changes to its regulations governing short-term transportation services. In the resulting order, Order 637, issued February 9, 1999, the FERC revised the short-term transportation regulations by (i) waiving the maximum rate ceiling in its capacity release regulations until September 30, 2002 for short-term releases of capacity of less than one year;
(ii) permitting value-oriented peak/off-peak rates to better allocate revenue responsibility between short-term and long-term markets; (iii) permitting term-differentiated rates to better allocate risks between shippers and the pipelines; (iv) revising the regulations related to scheduling procedures, capacity segmentation, imbalance management and penalties; (v) retaining the right of first refusal and the five-year matching cap but limiting the right to customers with maximum rate contracts for twelve or more consecutive months of service; and (vi) adopting new reporting requirements to take effect September 1, 2000 that include reporting daily transactional data on all firm and interruptible contracts, daily reporting of scheduled quantities at points or segments, and the posting of corporate and pipeline organizational charts, names and functions.

On September 15, 1999, the FERC issued a policy statement on certification and pricing of new construction projects. The policy statement announces a preference for pricing new construction incrementally. This reverses the existing presumption in favor of rolled-in pricing when the impact of the new capacity is not more than a 5% increase to existing rates and results in system-wide benefits. Also, in examining new projects, the FERC will evaluate the efforts by the applicant to minimize adverse impact to its existing customers, to competitor pipelines and their captive customers, and to landowners and communities affected by the proposed route of the pipeline. If the public benefits outweigh any residual adverse effects, the FERC will proceed with the environmental analysis of the project. This policy is to be applied on a case-by-case basis. In an order issued February 9, 2000, the FERC addressed requests for rehearing of the policy statement and generally affirmed the policy statement with a few changes and clarifications.

TC PipeLines does not believe that these regulatory initiatives will have a material adverse impact to Northern Border Pipeline's operations.

ENVIRONMENTAL AND SAFETY MATTERS

Northern Border Pipeline's operations are subject to federal, state and local laws and regulations relating to safety and the protection of the environment which include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, the Compensation and Liability Act of 1980, the Clean Air Act, the Clean Water Act, the Natural Gas Pipeline Safety Act of 1969, and the Pipeline Safety Act of 1992. Although TC PipeLines believes that Northern Border Pipeline's operations and facilities comply in all material respects with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and TC PipeLines cannot provide any assurances that Northern Border Pipeline will not incur these costs and liabilities. Northern Border Pipeline has ongoing environmental and safety audit programs.

ITEM 2.   PROPERTIES

TC PipeLines does not hold the right, title or interest in any properties.

Northern Border Pipeline holds the right, title and interest in its pipeline system. Northern Border Pipeline owns all of its material equipment and personal property and leases office space in Omaha, Nebraska. With respect to real property, Northern Border Pipeline's ownership falls into two basic categories: (i) parcels which it owns in fee, including nearly all of the compressor stations, meter stations and pipeline field office sites; and (ii) parcels where its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of the land for the construction and operation of its pipeline system. The right to construct and operate the pipeline across some property was obtained through exercise of the power of eminent domain. Northern Border Pipeline continues to have the power of eminent domain in each of the states in which it operates its pipeline system, although Northern Border Pipeline may not have the power of eminent domain with respect to Native American tribal lands.

Approximately 90 miles of the pipeline is located on fee, allotted and tribal lands within the exterior boundaries of the Fort Peck Indian Reservation in Montana. Tribal lands are lands owned in trust by the United States for the Fort Peck Tribes and allotted lands are lands owned in trust by the United States for an individual Indian or Indians. While it is unclear if Northern Border Pipeline has the right of eminent domain over tribal lands, it has the right of eminent domain over allotted lands.

In 1980, Northern Border Pipeline entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive Board, for and on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation. This pipeline right-of-way lease, which was approved by the Department of the Interior in 1981, granted the right and privilege to construct and operate the Northern Border pipeline on certain tribal lands, for a term of 15 years, renewable for an additional 15-year term at Northern Border Pipeline's option without additional rental. Northern Border Pipeline continues to operate this portion of the pipeline located on tribal lands in accordance with its renewal rights.

In conjunction with obtaining a pipeline right-of-way lease across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, Northern Border Pipeline also obtained a right-of-way across allotted lands located within the reservation boundaries. This right-of-way, granted by the Bureau of Indian Affairs on March 25, 1981, for and on behalf of individual Indian owners, expired on March 31, 1996. Before the termination date, Northern Border Pipeline undertook efforts to obtain voluntary consents from individual Indian owners for a new right-of-way, and Northern Border Pipeline filed applications with the Bureau of Indian Affairs for new right-of-way grants across those tracts of allotted lands where a sufficient number of consents from the Indian owners had been obtained. During 1999, the Bureau of Indian Affairs issued formal right-of-way grants for those tracts for which sufficient landowners' consents were obtained. Also, a condemnation action was filed in Federal Court in the District of Montana concerning those remaining tracts of allotted land for which a majority of consents were not received on a timely basis. An order was entered on March 18, 1999 condemning permanent easements in Northern Border Pipeline's favor on the tracts in question.

ITEM 3.   LITIGATION

TC PipeLines is not currently a party to any legal proceedings.

In addition to the condemnation actions and matters related to FERC regulation, various legal actions that have arisen in the ordinary course of business are pending with respect to Northern Border Pipeline. In TC PipeLines' opinion, none of these proceedings would reasonably be expected to have a material adverse impact on TC PipeLines' financial position, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER MATTERS

The common units, representing limited partner interests in the Partnership, were issued pursuant to an initial public offering at a price of $20.50 per common unit. The common units are quoted on the Nasdaq National Market and trade under the symbol TCLPZ. The common units began trading on May 28, 1999.

The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported by the Nasdaq National Market, and the amount of cash distributions per common unit paid with respect to the corresponding periods.

                                     Price Range              Cash Distributions
                                  High          Low              Paid per Unit
1999
Second Quarter (1)               $21.000      $20.375              $0.1681
Third Quarter                    $20.625      $17.625              $0.4500
Fourth Quarter                   $18.500      $13.875              $0.4500

(1)  The Partnership commenced operations on May 28, 1999.

As of March 10, 2000, there were approximately 55 record holders of common units and approximately 5,351 beneficial owners of the common units, including common units held in street name.

The Partnership currently has 14,690,694 common units outstanding, of which 11,890,694 are held by the public and 2,800,000 are held by an affiliate of the general partner. The Partnership also has 2,809,306 subordinated units outstanding, all of which are held by the general partner, for which there is no established public trading market. The common units and the subordinated units represent an aggregate 98% limited partner interest and the general partner interest represents an aggregate 2% general partner interest in the Partnership.

In general, the general partner is entitled to 2% of all cash distributions and the holders of common units and subordinated units (collectively referred to as unitholders) are entitled to the remaining 98% of all cash distributions. The Partnership will make quarterly distributions to its partners (including holders of subordinated units), comprising all of its Available Cash. Available Cash is defined in the partnership agreement and generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business of the Partnership (including reserves for future capital expenditures and for anticipated credit needs), (ii) comply with applicable law or any Partnership debt instrument or agreement, or (iii) provide funds for distributions to unitholders and the general partner in respect of any one or more of the next four quarters. Distributions of Available Cash to the holder of subordinated units are subject to the prior rights of the holders of common units to receive the minimum quarterly distribution for each quarter while the subordinated units are outstanding (subordination period), and to receive any arrearages in the distribution of minimum quarterly distributions on the common units for prior quarters during the subordination period. The partnership agreement defines the minimum quarterly distribution as $0.45 for each full fiscal quarter (prorated for the initial partial fiscal quarter commencing May 28, 1999, the closing date of the initial public offering, through June 30, 1999). The subordination period will generally not end before June 30, 2004. Upon expiration of the subordination period, all subordinated units will be converted on a one-for-one basis into common units and will participate pro rata with all other common units in future distributions of Available Cash. Under certain circumstances, up to 66.7% of the subordinated units may convert into common units prior to the expiration of the subordination period.

The general partner is entitled to incentive distributions if the amount distributed with respect to any quarter exceeds $0.45 per common unit ($1.80 annualized). Under the incentive distribution provisions, the general partner is entitled to 15% of amounts distributed in excess of $0.45 per common unit, 25% of amounts distributed in excess of $0.5275 per common unit, and 50% of amounts distributed in excess of $0.69 per common unit. The amounts that trigger incentive distributions at various levels are subject to adjustment in certain events, as described in the partnership agreement.

In 1999, the Partnership made cash distributions to the limited partners and the general partner which amounted to $11.0 million, including a prorated minimum quarterly distribution for the initial period of May 28, 1999 to June 30, 1999, and the minimum quarterly distribution for the three months ending September 30, 1999. On February 14, 2000, the Partnership paid a cash distribution of $8.0 million to the limited partners and the general partner, representing the minimum quarterly distribution for the three months ending December 31, 1999.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements, including the notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TC PIPELINES, LP
(thousands of dollars, except per unit amount)

                                               MAY 28 -
                                        DECEMBER 31, 1999
                                        -----------------
INCOME DATA:
Equity income from investment
   in Northern Border Pipeline                 20,923
General and administrative
   expenses                                       699
                                             --------
Net income                                     20,224
                                             --------
                                             --------

Basic and fully diluted
   net income per unit                          $1.13

Units outstanding (thousands)                  17,500

CASH FLOW DATA:
Net cash provided by
   operating activities                        11,832

Distributions paid                             11,037

BALANCE SHEET DATA (AT END OF PERIOD):
Investment in
   Northern Border Pipeline                   250,450

Total assets                                  251,245

Partners' capital                             250,838

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions of the financial condition and results of operations for the Partnership and Northern Border Pipeline should be read in conjunction with the financial statements and notes thereto of the Partnership and Northern Border Pipeline included elsewhere in this report. For more detailed information regarding the basis of presentation for the following financial information, see the notes to the financial statements of the Partnership and Northern Border Pipeline. All amounts are stated in United States dollars.

RESULTS OF OPERATIONS OF TC PIPELINES, LP

Currently, the only material asset of the Partnership is its 30% general partner interest in Northern Border Pipeline. TC PipeLines accounts for its interest in Northern Border Pipeline using the equity method of accounting. The Partnership's initial investment in Northern Border Pipeline was recorded at $241.7 million, the combined carrying values of the investment in Northern Border Pipeline as reflected in the accounts of the predecessor companies as at May 28, 1999. This amount equated to 30% of Northern Border Pipeline's partners' capital as at May 28, 1999.

Since the general partner interest in Northern Border Pipeline is currently the Partnership's only source of income, the Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline.

PERIOD MAY 28 TO DECEMBER 31, 1999

TC PipeLines recorded $20.9 million of equity income from Northern Border Pipeline for the period May 28 to December 31, 1999 and incurred general and administrative expenses of $0.7 million, resulting in net income of $20.2 million for the same period.

LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES, LP

CASH DISTRIBUTION POLICY OF TC PIPELINES, LP

During the subordination period, which generally cannot end before June 30, 2004, the Partnership will make distributions of Available Cash as defined in the partnership agreement in the following manner:

     - First, 98% to the common units, pro rata, and 2% to the general partner, until there has been distributed for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;
     - Second, 98% to the common units, pro rata, and 2% to the general partner, until there has been distributed for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for that quarter and for any prior quarters during the subordination period;
     - Third, 98% to the subordinated units, pro rata, and 2% to the general partner, until there has been distributed for each outstanding subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and
     - Thereafter, in a manner whereby the general partner has rights (referred to as incentive distribution rights) to receive increasing percentages of excess quarterly distributions over specified distribution thresholds.

PERIOD MAY 28 TO DECEMBER 31, 1999

The May 24, 1999 initial public offering prospectus states that the initial cash distribution of the Partnership would be adjusted to reflect the actual number of days from the closing of the offering to June 30, 1999. On August 12, 1999, TC PipeLines paid a cash distribution of $0.1681 per unit for the period May 28 to June 30, 1999, to unitholders of record as of July 30, 1999. This cash distribution of $3.0 million was paid out in the following manner:
$2.5 million to common unitholders and $0.5 million to the general partner as holder of the subordinated units and in respect of its 2% general partner interest.

The Partnership funded this cash distribution with its share of Northern Border Pipeline's second quarter cash distribution.

On November 12, 1999, TC PipeLines paid a cash distribution $0.45 per unit for the three months ended September 30, 1999, to unitholders of record as of October 29, 1999. This was the Partnership's first distribution for a full quarter. This cash distribution, totaling $8.0 million, was paid out in the following manner: $6.6 million to common unitholders, $1.2 million to the general partner as holder of the subordinated units, and $0.2 million to the general partner in respect of its 2% general partner interest.

The Partnership funded this cash distribution with its share of Northern Border Pipeline's third quarter cash distribution.

On January 19, 2000, the Board of Directors of the general partner declared a cash distribution of $0.45 per unit for the three months ended December 31, 1999. This distribution was paid on February 14, 2000 to unitholders of record as of January 31, 2000. This cash distribution amounted to $8.0 million, which was paid out in the following manner: $6.6 million to common unitholders, $1.2 million to the general partner as holder of the subordinated units, and $0.2 million to the general partner in respect of its 2% general partner interest.

The Partnership funded this cash distribution with its share of Northern Border Pipeline's fourth quarter cash distribution.

NORTHERN BORDER PIPELINE CASH DISTRIBUTION POLICY

The payment of distributions to the general partners of Northern Border Pipeline is restricted under the terms of its 1997 Pipeline Credit Agreement and the 1992 Note Purchase Agreement. See Note 4, "Credit Facilities and Long-Term Debt," in the Notes to Financial Statements of Northern Border Pipeline referred to in Item 8. "Financial Statements and Supplementary Data." Under the most restrictive covenants, approximately $132 million of Northern Border Pipeline's partners' capital could be distributed as of December 31, 1999.

In accordance with Northern Border Pipeline's cash distribution policy, a distribution was made to its general partners on August 3, 1999, for the second quarter ending June 30, 1999. As stated in the amended general partnership agreement for Northern Border Pipeline, the predecessor companies received their proportionate share of this cash distribution for the period April 1 to May 27, 1999. TC PipeLines received $3.3 million, representing 30% of Northern Border Pipeline's cash distribution for the period May 28 to June 30, 1999.

In accordance with Northern Border Pipeline's cash distribution policy, a distribution for the third quarter ending September 30, 1999 was paid on November 2, 1999. TC PipeLines received $8.8 million, representing 30% of that cash distribution.

In accordance with Northern Border Pipeline's cash distribution policy, a distribution for the fourth quarter ending December 31, 1999 was paid on February 2, 2000. TC PipeLines received $9.3 million, representing 30% of that cash distribution.

CREDIT FACILITY AND SHORT-TERM BORROWINGS

On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The credit facility bears interest at a London Interbank Offered Rate plus 1.25%. The purpose of the revolving credit facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At December 31, 1999, the Partnership had no amount outstanding under this credit facility.

On June 28, 1999, the Partnership received a short-term, non-interest bearing working capital advance in the amount of $0.3 million from its general partner. The Partnership repaid this advance in December 1999.

CAPITAL REQUIREMENTS

The Partnership does not expect to have any capital requirements with respect to its investment in Northern Border Pipeline in 2000. To the extent TC PipeLines makes acquisitions in 2000, TC PipeLines expects to finance these acquisitions with debt and/or equity.

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

Operating revenues, net increased $101.7 million (52%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to additional revenue from the operation of The Chicago Project facilities.

Additional receipt capacity of 700 million cubic feet per day, a 42% increase, and new firm transportation agreements with 27 shippers resulted from The Chicago Project. Northern Border Pipeline's FERC tariff provides an opportunity to recover operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed an opportunity to collect from its shippers a return on unrecovered rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline collects from its shippers declines as the rate base is recovered. The Chicago Project increased Northern Border Pipeline's rate base, which increased return for the year ended December 31, 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

Operations and maintenance expense increased $9.3 million (31%) for the year ended December 31, 1999, from the same period in 1998, due primarily to operations and maintenance expenses for The Chicago Project facilities and increased employee payroll and benefit expenses.

Depreciation and amortization expense increased $10.9 million (27%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to The Chicago Project facilities placed into service. The impact of the additional facilities on depreciation and amortization expense was partially offset by a decrease in the depreciation rate applied to transmission plant from 2.5% to 2.0%. Northern Border Pipeline agreed to reduce the depreciation rate at the time The Chicago Project was placed into service as part of a previous rate case settlement.

Taxes other than income increased $8.9 million (42%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to ad valorem taxes attributable to the facilities placed into service for The Chicago Project.

For the year ended December 31, 1998, Northern Border Pipeline recorded a regulatory credit of $8.9 million. During the construction of The Chicago Project, Northern Border Pipeline placed new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit deferred the cost of service of these new facilities. Northern Border Pipeline is allowed to recover from its shippers the regulatory asset that resulted from the cost of service deferral over a ten-year period commencing with the in-service date of The Chicago Project.

Interest expense, net increased $34.7 million (136%) for the year ended December 31, 1999, as compared to the same period in 1998, due to an increase in interest expense of $15.8 million and a decrease in interest expense capitalized of $18.9 million. Interest expense increased due primarily to an increase in Northern Border Pipeline's average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The impact of the increased borrowings on interest expense was partially offset by a decrease in average interest rates between 1998 and 1999. The decrease in interest expense capitalized is due to the completion of construction of The Chicago Project in December 1998.

Other income decreased $10.7 million (89%) for the year ended December 31, 1999, as compared to the same period in 1998, primarily due to a decrease in the allowance for equity funds used during construction. The decrease in the allowance for equity funds used during construction is due to the completion of construction of The Chicago Project in December 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

Operating revenues, net increased $10.6 million (6%) for the year ended December 31, 1998, as compared to the results for 1997 due primarily to returns on higher levels of invested equity.

Depreciation and amortization expense increased $2.3 million (6%) for the year ended December 31, 1998, as compared to 1997, primarily due to facilities that were placed in service in 1998.

For the year ended December 31, 1998, Northern Border Pipeline recorded a regulatory credit of approximately $8.9 million. During the construction of The Chicago Project, Northern Border Pipeline placed certain new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit results in deferral of the cost of service of these new facilities. Northern Border Pipeline is allowed to recover from its shippers the regulatory asset that resulted from the cost of service deferral over a ten-year period commencing with the in-service date of The Chicago Project.

Interest expense, net decreased $3.8 million (13%) for the year ended December 31, 1998, as compared to the results for 1997, due to an increase in interest expense of $11.5 million offset by an increase in the amount of interest expense capitalized of $15.3 million. The increase in interest expense was due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The increase in interest expense capitalized primarily relates to expenditures for The Chicago Project.

Other income increased $6.4 million (112%) for the year ended December 31, 1998, as compared to 1997. The increase was primarily due to an $8.8 million increase in the allowance for equity funds used during construction. The increase in the allowance for equity funds used during construction primarily relates to expenditures for The Chicago Project.

Other income for 1997 included $4.8 million received for vacating certain microwave frequency bands. The amounts received were a one-time occurrence and Northern Border Pipeline does not expect to receive any material payments for vacating microwave frequency bands in the future.

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE

GENERAL

In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009 which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (Senior Notes). The indenture under which the Senior Notes were issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but does contain material financial covenants, including restrictions on incurence of secured indebtedness. The proceeds from the Senior Notes were used to reduce indebtedness under a June 1997 credit agreement.

In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility maturing in June 2002 to be used for the retirement of Northern Border Pipeline's prior credit facilities and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 31, 1999, the three-year revolving credit facility converted to a term loan maturing in June 2002. At December 31, 1999, $439.0 million was outstanding under the term loan. No funds were outstanding under the five-year revolving credit facility.

At December 31, 1999, Northern Border Pipeline also had outstanding $250 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million mature in August 2000. Northern Border Pipeline anticipates borrowing on the Pipeline Credit Agreement to repay the Series A Notes.

Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased $67.7 million to $171.5 million for the year ended December 31, 1999, as compared to the same period in 1998, primarily attributed to The Chicago Project facilities placed into service in late December 1998.

Cash flows provided by operating activities decreased $11.6 million to $103.8 million for the year ended December 31, 1998 as compared to 1997 primarily related to a $25.4 million reduction for changes in accounts payable, exclusive of accruals for The Chicago Project. In addition, for the year ended December 31, 1998, there was a $7.4 million reduction for changes in over/under recovered cost of service. These reductions were partially offset by the effect of the refund activity of 1997 discussed below. The over/under recovered cost of service is the difference between estimated billings to Northern Border Pipeline's shippers, which are determined on a six-month cycle, and the actual cost of service determined in accordance with the FERC tariff. The difference is either billed to or credited back to the shippers' accounts. Cash flows provided by operating activities for the year ended December 31, 1997 reflected a $52.6 million refund in October 1997 in accordance with the stipulation approved by the FERC to settle the November 1995 rate case. During 1997, Northern Border Pipeline collected $40.4 million subject to refund as a result of the rate case.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures of $101.7 million for the year ended December 31, 1999 include $85.5 million for The Chicago Project and $2.5 million for Project 2000. The remaining capital expenditures for 1999 are primarily related to renewals and replacements of existing facilities. For the same period in 1998, capital expenditures were $651.2 million, which included $638.7 million for The Chicago Project and $11.7 million for linepack gas purchased from Northern Border Pipeline's shippers. Linepack gas is the natural gas required to fill the pipeline system. The cost of the linepack gas is included in Northern Border Pipeline's rate base. The remaining capital expenditures for 1998 are primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2000 are estimated to be $25 million, including $10 million for Project 2000. The remaining capital expenditures planned for 2000 are for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities were $89.9 million for the year ended December 31, 1999, as compared to cash flows provided by financing activities of $564.8 million for the same period in 1998. During the year ended December 31, 1998, Northern Border Pipeline's general partners contributed $223.0 million to finance a portion of the capital expenditures for The Chicago Project. Distributions paid to the general partners increased $66.0 million to $127.2 million for the year ended December 31, 1999 as compared to the same period of 1998. The distributions for 1999 were impacted by increased earnings and included distributions for 13 months' activity, rather than 12 months, resulting from a change in the timing of distribution payments. The distributions for 1998 were impacted by a rate case refund during the fourth quarter of 1997 and by the change in the timing of distribution payments. Financing activities for the year ended December 31, 1999 included $197.4 million from the issuance of the Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of interest rate forward agreements. Advances under the Pipeline Credit Agreement, which were primarily used to finance a portion of the capital expenditures for The Chicago Project, were $90 million for the year ended December 31, 1999 as compared to advances of $403 million for the same period in 1998. Payments on Northern Border Pipeline's credit agreement were $263 million for the year ended December 31, 1999.

Cash flows provided by financing activities increased $512.4 million to $564.8 million for the year ended December 31, 1998, as compared to the same period in 1997. Financing activities for 1998 include borrowings under the Pipeline Credit Agreement of $403.0 million and were used primarily for capital expenditures related to The Chicago Project. Contributions received from Northern Border Pipeline's general partners increased $142.0 million to $223.0 million and were used to fund a portion of the capital expenditures. Distributions to the general partners decreased $38.1 million to $61.2 million primarily due to a change in the timing of distribution payments. Distributions for 1998 were also reduced due to the impact of the rate case refund during the fourth quarter of 1997.

YEAR 2000

TC PipeLines and the general partner are not materially dependent upon computer systems to conduct their businesses. Accordingly, the Year 2000 issue has not had a material adverse effect on the Partnership's business, financial condition or results of operations. Management does not anticipate any future interruptions to its operations, except as to any material adverse effect that may result from any Year 2000 issue affecting Northern Border Pipeline as discussed below.

Similar to most businesses, Northern Border Pipeline relies heavily on information systems technology to operate in an efficient and effective manner. Much of this technology takes the form of computers and associated hardware for data processing and analysis. In addition, a great deal of information processing technology is embedded in microelectronic devices. A Year 2000 issue was anticipated which could result from the use in computer hardware and software of two digits rather than four digits to define the applicable year. As a result, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

Before January 1, 2000, Northern Border Pipeline identified, inventoried and assessed computer software, hardware, embedded chips and third-party interfaces. Where necessary, remediation and replacements were identified and implemented. All of Northern Border Pipeline's mission-critical and non-mission-critical systems have operated to date, with no interruption in business operations. The Year 2000 issue has resulted in no material costs. Northern Border Pipeline will remain vigilant for Year 2000 related issues that may yet occur, due to hidden defects in Northern Border Pipeline's computer hardware or software or at mission-critical external entities. TC PipeLines anticipates that the Year 2000 issue will not create material disruptions to Northern Border Pipeline's mission-critical facilities or operations, and will not result in material costs for TC PipeLines.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. See Note 9 to the Financial Statements of TC PipeLines.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period May 28 to December 31, 1999, TC PipeLines has not entered into any forms of financial instruments that are market risk sensitive, either for trading or non-trading purposes. Therefore, TC PipeLines is not exposed to any interest rate risk, market price risk, or foreign exchange risk, except to the extent that its 30% general partner interest in Northern Border Pipeline exposes the Partnership to the market risks disclosed below.

Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to increase the portion of fixed rate debt. As of December 31, 1999, approximately 55% of Northern Border Pipeline's debt portfolio, after considering the effect of the interest rate swap agreements, is in fixed rate debt.

If interest rates average one percentage point more than rates in effect as of December 31, 1999, annual interest expense would increase by approximately $4.0 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings and interest rate swap agreements outstanding as of December 31, 1999. Northern Border Pipeline's tariff provides the pipeline an opportunity to recover, among other items, interest expense. TC PipeLines believes that under Northern Border Pipeline's current tariff it would be allowed to recover any increase in interest expense, and that there would not be any material impact on its annual earnings and cash flow from a hypothetical one percentage point increase in interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE GENERAL PARTNER

TC PipeLines is a limited partnership and has no officers, directors or employees. Set forth below is certain information concerning the directors and officers of the general partner. Each director holds office for a one-year term or until his or her successor is earlier appointed. All officers of the general partner serve at the discretion of the Board of Directors of the general partner.

                               AGE AS OF                     POSITION WITH GENERAL PARTNER
NAME                        DECEMBER 31, 1999                   AS OF DECEMBER 31, 1999
Garry P. Mihaichuk                  46               President, Chief Executive Officer and Director
Russell K. Girling                  37               Chief Financial Officer and Director
Paul F. MacGregor                   42               Vice-President, Business Development
Donald A. Marchand                  37               Vice-President and Treasurer
Gary G. Penrose                     57               Vice-President, Taxation
Karyn A. Brooks                     45               Vice-President
Theresa Jang                        35               Controller
Rhondda E.S. Grant                  42               Secretary
Robert A. Helman                    65               Independent Director
Jack F. Jenkins-Stark               48               Independent Director
David L. Marshall                   60               Independent Director
Walentin Mirosh                     54               Director
Ronald J. Turner                    46               Director

Mr. Mihaichuk was appointed a director of the general partner in August 1999 and in October 1999 also became the President and Chief Executive Officer of the general partner. Mr. Mihaichuk's principal occupation is Senior Vice-President and President, Transmission of TransCanada and he has held that position since August 1999. Mr. Mihaichuk was Senior Vice-President and President, International of TransCanada from July 1996 to August 1999. Prior to July 1996, he was Senior Vice-President of Amoco Corporation (oil and gas) and Chairman of Amoco Orient Company. Mr. Mihaichuk has been a member of Northern Border Pipeline's management committee since September 1999. Mr. Mihaichuk is also a director of NOVA Gas Transmission Ltd., an affiliate of the general partner.

Mr. Girling was appointed Chief Financial Officer and a director of the general partner in April 1999. Mr. Girling's principal occupation is Senior Vice-President and Chief Financial Officer of TransCanada and he has held that position since September 1999. Prior to that time and since January
1999, he was Vice-President, Finance of TransCanada. Prior to January 1999, he held various management positions with the Power business of TransCanada. Mr. Girling is a director of the general partners of TransCanada Power, L.P. and TransCanada Gas Processing, L.P., both of which are Canadian master limited partnerships. Mr. Girling is also a director of NOVA Gas Transmission.

Mr. MacGregor was appointed Vice-President, Business Development of the general partner in April 1999. Mr. MacGregor's principal occupation is Vice-President of North American Pipeline Ventures of TransCanada's Transmission division and he has held that position since September 1999. Prior to that time and since July 1998, Mr. MacGregor was Vice-President, North American Pipeline Investments for TransCanada's Transmission division. Prior to that time and since 1997, Mr. MacGregor was a Vice-President of Alberta Natural Gas Company Ltd. (ANG) (energy services), a former subsidiary of TransCanada which has since amalgamated with TransCanada. In 1996, Mr. MacGregor was Director of Field Operations of TransCanada. From 1993 to 1995, Mr. MacGregor was Regional Manager, Field Operations for TransCanada in North Bay, Ontario.

Mr. Marchand was appointed Vice-President and Treasurer of the general partner in October 1999. Mr. Marchand's principal occupation is Vice-President, Finance and Treasurer of TransCanada and he has held that position since September 1999. Prior to that time and since January 1998 he was Director, Finance of TransCanada. Prior to that time and since August 1996 he was Manager, Finance and prior to August 1996 he was Assistant Manager, Finance of TransCanada. Prior to July 1995 he was Senior Financial Analyst, Finance of TransCanada.

Mr. Penrose was appointed Vice-President, Taxation of the general partner in April 1999. Mr. Penrose's principal occupation is Vice-President, Taxation of TransCanada and he has held that position since February 1997. Prior to that time, Mr. Penrose was General Manager, Taxation for TransCanada.

Ms. Brooks was appointed Vice-President of the general partner in April 1999. Ms. Brooks' principal occupation is Vice-President, Financial Services of TransCanada's Transmission division and she has held that position since September 1999. Prior to that time and since February 1997, she was Vice-President and Controller of TransCanada. Prior to February 1997, Ms. Brooks was Director of Corporate Accounting and Budgets. Prior to January 1995, she was Manager, Financial Accounting at TransCanada.

Ms. Jang was appointed Controller of the general partner in June 1999. Prior to that time and since May 1997, Ms. Jang was a Specialist in TransCanada's Financial Reporting department. Prior to that time and since February 1996, Ms. Jang was Supervisor, Corporate Accounting of TransCanada. Prior to that time, Ms. Jang was Senior Financial Analyst, Corporate Accounting of TransCanada.

Ms. Grant was appointed Secretary of the general partner in April 1999. Ms. Grant's principal occupation is Vice-President and Corporate Secretary of TransCanada and she has held that position since September 1999. Prior to that time and since July 1998, Ms. Grant was Corporate Secretary and Associate General Counsel, Corporate of TransCanada. Prior to that time and since October 1994, Ms. Grant was Corporate Secretary and Associate General Counsel, Corporate of NOVA Corporation (energy services and commodity chemicals).

Mr. Helman was appointed a director of the general partner in July 1999. Mr. Helman is and has been a partner of Mayer, Brown & Platt (law firm) since 1967. Mr. Helman also serves as a director on the boards of Brambles USA, Inc., Dreyers Grand Ice Cream, Inc., The Chicago Stock Exchange and Northern Trust Corporation and Northern Trust Company.

Mr. Marshall was appointed a director of the general partner in July 1999. Mr. Marshall was Vice-Chairman of The Pittston Company (diversified energy, security and transportation services firm) from 1994 to 1998 and was the Chief Financial Officer and a director of The Pittston Company from 1983 to 1994. Mr. Marshall also serves as a director on the board of M&S Austin One, LLC.

Mr. Jenkins-Stark was appointed a director of the general partner in July 1999. Mr. Jenkins-Stark is currently Senior Vice-President and Chief Financial Officer of GATX Capital (commercial finance), a position he has held since December 1998. Prior to that time and since September 1998 he was Senior Vice-President, Finance of GATX Capital. Prior to that time and since May 1987, Mr. Jenkins-Stark was Senior Vice-President of PG&E Corp. (diversified energy) and President and Chief Executive Officer of PG&E Gas Transmission Company (natural gas transmission).

Mr. Mirosh has been a director of the general partner since October 1999. Mr. Mirosh is currently Senior Vice-President, Corporate Strategy and Business Development of TransCanada, a position he has held since July 1998. Prior to that time and since April 1996, Mr. Mirosh was President of ANG and prior to that time, Mr. Mirosh was Executive Vice-President, Operations of ANG. Mr. Mirosh is also a director of the general partner of TransCanada Gas Processing, L.P. and a director of NOVA Gas Transmission.

Mr. Turner has been a director of the general partner since April 1999. Currently, Mr. Turner is Senior Vice-President and President, International of TransCanada, a position he has held since September 1999. Prior to that time and since July 1998, Mr. Turner was Senior Vice-President and President, Alberta Gas Transmission of TransCanada. Prior to that time, Mr. Turner held various management positions with NOVA Chemicals Ltd. (commodity chemicals) and NOVA Gas Transmission (natural gas transmission). Mr. Turner is also a director of NOVA Gas Transmission.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes certain information regarding the annual salaries of Messrs. Garry P. Mihaichuk and John W. Carruthers for the year ended December 31, 1999 by TransCanada, parent company of the general partner. Mr. Mihaichuk is an employee of TransCanada and was appointed President and Chief Executive Officer of the general partner in October 1999. Mr. Carruthers was an employee of TransCanada until December 1999 and served as President and Chief Executive Officer of the general partner from April 1999 to October 1999. Through the general partner, TC PipeLines reimburses TransCanada for the services contributed by Messrs. Mihaichuk and Carruthers to its operations. Although TC PipeLines and the general partner were formed in December 1998, the general partner began compensating its directors and officers on May 28, 1999.

                                                         ANNUAL TRANSCANADA SALARY

NAME AND POSITION               YEAR        CANADIAN DOLLARS    UNITED STATES DOLLAR EQUIVALENT (1)
-----------------               ----        ----------------    --------------------------------
Garry P. Mihaichuk              1999           345,839                         232,763
     President and
     Chief Executive
     Officer

John W. Carruthers              1999           178,547                         120,169
     Former President and
     Chief Executive
     Officer


(1) United States dollar equivalents have been calculated using the 1999 average noon spot exchange rate of 0.6730 as reported by the Bank of Canada.

Each director who is not an employee of TransCanada, the general partner or its affiliates (independent director) is entitled to a directors' retainer fee of $10,000 per annum and an additional fee of $2,000 per annum for each committee of the board of which he or she is Chair. These fees are paid by the Partnership on a semi-annual basis. For the year ended December 31, 1999, the independent directors were paid half of these annual fees as they were appointed in July 1999. Each independent director is also paid a fee of $1,500 for attendance at each meeting of the Board of Directors and a fee of $750 for attendance at each meeting of a committee of the Board. The independent directors are reimbursed for out-of-pocket expenses incurred in the course of attending such meetings. Under a directors' compensation plan adopted effective July 19, 1999, each independent director receives 50% of his or her annual board retainer that is payable on the applicable date in common units of the Partnership. The common units are purchased on the open market and the number of common units purchased under the directors' compensation plan is based on the trading price of common units on the day preceding the applicable payment date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the voting securities of the Partnership as of March 21, 2000 by the general partner's directors, officers and certain beneficial owners. Officers of the general partner own shares of TransCanada which in the aggregate amount to less than 1% of TransCanada's issued and outstanding shares. Other than as set forth below, no person is known by the general partner to own beneficially more than 5% of the voting securities of the Partnership.

-------------------------------------------- ---------------------------- -------------------------- ----------------
                                                Amount and Nature of        Amount and Nature of      Percentage of
                                               Beneficial Ownership of     Beneficial Ownership of    Interest for
         Name and Business Address                  Common Units             Subordinated Units       all Units (1)
-------------------------------------------- ----------------- ---------- --------------- ---------- ----------------
                                                                Percent      Number of     Percent
                                              Number of Units   of Class       Units       of Class
-------------------------------------------- ----------------- ---------- --------------- ---------- ----------------
TC PipeLines GP, Inc. (2)(3)                                                 2,809,306       100           16.1
    111 5th Avenue, SW
    Calgary, Alberta T2P 3Y6
-------------------------------------------- ----------------- ---------- --------------- ---------- ----------------
TransCan Northern Ltd. (2)                        2,800,000      19.1                                      16.0
    111 5th Avenue, SW
    Calgary, Alberta T2P 3Y6
-------------------------------------------- ----------------- ---------- --------------- ---------- ----------------
Robert A. Helman                                      2,168        *                                         *
    190 S. LaSalle Street
    Chicago, Illinois 60603
-------------------------------------------- ----------------- ---------- --------------- ---------- ----------------
Jack F. Jenkins-Stark                                 2,168        *                                         *
    Suite 2200, 4 Embarcadero Center
    San Francisco, California 94111
-------------------------------------------- ----------------- ---------- --------------- ---------- ----------------
David L. Marshall                                     4,168        *                                         *
    111 5th Avenue, SW
    Calgary, Alberta T2P 3Y6
-------------------------------------------- ----------------- ---------- --------------- ---------- ----------------

(1) A total of 17,500,000 common and subordinated units are issued and outstanding.
(2) TC PipeLines GP, Inc. and TransCan Northern Ltd. are wholly-owned subsidiaries of TransCanada.
(3) TC PipeLines GP, Inc. owns an aggregate 2% general partner interest of TC PipeLines and its subsidiary on a combined basis.
*    Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

An affiliate of the general partner owns 2,800,000 common units and the general partner owns 2,809,306 subordinated units, representing an aggregate 31.4% limited partner interest in the Partnership. In addition, the general partner owns an aggregate 2% general partner interest in the Partnership through which it manages and operates the Partnership.

The general partner is accountable to TC PipeLines and the unitholders as a fiduciary. Neither the Delaware Act nor case law defines with particularity the fiduciary duties owed by general partners to limited partners of a limited partnership. The Delaware Act does provide that Delaware limited partnerships may, in their partnership agreements, restrict or expand the fiduciary duties owed by a general partner to limited partners and the partnership.

In order to induce the general partner to manage the business of TC PipeLines, the partnership agreement contains various provisions restricting the fiduciary duties that might otherwise be owed by the general partner. The following is a summary of the material restrictions of the fiduciary duties owed by the general partner to the limited partners.

     - The partnership agreement permits the general partner to make a number of decisions in its "sole discretion." This entitles the general partner to consider only the interests and factors that it desires and it shall have no duty or obligation to give any consideration to any interest of, or factors affecting, TC PipeLines, its affiliates or any limited partner. Other provisions of the partnership agreement provide that the general partner's actions must be made in its reasonable discretion.

     - The partnership agreement generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be "fair and reasonable" to TC PipeLines. In determining whether a transaction or resolution is "fair and reasonable" the general partner may consider interests of all parties involved, including its own. Unless the general partner has acted in bad faith, the action taken by the general partner shall not constitute a breach of its fiduciary duty.

     - The partnership agreement specifically provides that it shall not be a breach of the general partner's fiduciary duty if its affiliates engage in business interests and activities in competition with, or in preference or to the exclusion of, TC PipeLines. Also, the general partner and its affiliates have no obligation to present business opportunities to TC PipeLines.

     - The partnership agreement provides that the general partner and its officers and directors will not be liable for monetary damages to TC PipeLines, the limited partners or assignees for errors of judgment or for any acts or omissions if the general partner and those other persons acted in good faith.

TC PipeLines is required to indemnify the general partner and its officers, directors, employees, affiliates, partners, members, agents and trustees, to the fullest extent permitted by law, against liabilities, costs and expenses incurred by the general partner or these other persons. This indemnification is required if the general partner or these persons acted in good faith and in a manner they reasonably believed to be in, or (in the case of a person other than the general partner) not opposed to, the best interests of TC PipeLines. Indemnification is required for criminal proceedings if the general partner or these other persons had no reasonable cause to believe their conduct was unlawful.

The Partnership does not directly employ any persons to manage or operate its business. These functions are provided by the general partner. The general partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The partnership agreement provides that the general partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. Total costs reimbursed to the general partner by the Partnership were approximately $0.2 million for the period from May 28, 1999 to December 31, 1999. Such costs include, (i) personnel costs (such as salaries and employee benefits) of the personnel providing such services,
(ii) overhead costs (such as office space and equipment) and (iii) out-of-pocket expenses related to the provision of such services.

On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The credit facility bears interest at a London Interbank Offered Rate plus 1.25%. The purpose of the revolving credit facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At December 31, 1999, the Partnership had no amount outstanding under this credit facility.

On June 28, 1999, the Partnership received a short-term, non-interest bearing working capital advance in the amount of $0.3 million from its general partner. The Partnership repaid this advance in December 1999.

As of February 1, 2000, TransCanada is one of Northern Border Pipeline's transportation customers and is currently obligated to pay 10.8% of Northern Border Pipeline's annual cost of service pursuant to a transportation contract wherein TransCanada Gas Services Inc. acts as the agent of its parent, TransCanada. The terms of this transaction are no less favorable to Northern Border Pipeline than those which Northern Border Pipeline would expect to negotiate with unrelated third parties on an arm's length basis.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedules The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1.

     (b) The Registrant filed the following reports on Form 8-K during the fourth quarter of 1999:

          A report on Form 8-K was filed on October 8, 1999 incorporating the Northern Border Pipeline Company registration statement on form S-4 relating to the offering of up to $200,000,000 of Northern Border Pipeline Company's 7.75% Senior Notes due 2009.

          A report on Form 8-K was filed on October 21, 1999 announcing changes to the officers and directors of the general partner of the Partnership.

     (c)  Exhibits


EXHIBIT NO.         DESCRIPTION
               3.1  Amended and Restated Agreement of Limited Partnership of
                      TC PipeLines, LP dated May 28, 1999.

              *3.2  Certificate of Limited Partnership of TC PipeLines, LP
                      (Exhibit 3.2 to TC PipeLines, LP's Form S-1 Registration
                      Statement Registration No. 333-69947 ("1999 Form S-1")).

              *3.3  Certificate of Limited Partnership of TC PipeLines
                      Intermediate Limited Partnership (Exhibit 3.3 to the 1999
                      Form S-1).

              *4.1  Indenture, dated as of August 17, 1999 between Northern
                      Border Pipeline Company and Bank One Trust Company, NA, successor to The First National Bank of Chicago, as trustee (Exhibit 4.1 to Northern Border Pipeline
                      Company's Form S-4 Registration Statement Registration
                      No. 333-88577).

              10.1  Amended and Restated Agreement of Limited Partnership of
                      TC PipeLines Intermediate Limited Partnership dated May
                      28, 1999.

              10.2  Contribution, Conveyance and Assumption Agreement among TC
                      PipeLines, LP and certain other parties dated May 28, 1999.

             *10.3  Northern Border Pipeline Company General Partnership
                      Agreement between Northern Border Intermediate Limited
                      Partnership, TransCanada Border PipeLine Ltd., and
                      TransCan Northern Ltd., effective March 9, 1978 as amended (Exhibit 3.2 to Northern Border Partners,
                      L.P.'s Form S-1 Registration Statement No. 33-66158).

           *10.3.1  Seventh Supplement Amending Northern Border Pipeline
                      Company General Partnership Agreement dated as of
                      September 23, 1993 Partnership (Exhibit 10.3.1 to the
                      1999 Form S-1).

            10.3.2  Eighth Supplement Amending Northern Border Pipeline
                      Company General Partnership Agreement dated May 21,
                      1999 by and among TransCanada Border PipeLine Ltd.,
                      TransCan Northern Ltd., Northern Border Intermediate
                      Limited Partnership and TC PipeLines Intermediate
                      Limited Partnership.

             *10.4  Note Purchase Agreement between Northern Border Pipeline
                      Company and the parties listed therein, dated July 15, 1992 (Exhibit 10.6 to Northern Border Partners, L.P.'s
                      Form S-1 Registration Statement No. 33-66158).

           *10.4.1  Supplemental Agreement to the Note Purchase Agreement
                      dated as of June 1, 1995 (Exhibit 10.6.1 to Northern
                      Border Partners, L.P.'s Form S-1 Registration Statement
                      No. 33-66158).

              10.5  U.S. $40,000,000 Two Year Revolving Credit Facility
                      between TC PipeLines, LP, as borrower, and TransCanada
                      PipeLine USA Ltd., as lender dated May 28, 1999.

             *10.6  Form of Credit Agreement among Northern Border Pipeline
                      Company, The First National Bank of Chicago, as
                      Administrative Agent, The First National Bank of
                      Chicago, Royal Bank of Canada, and Bank of America
                      National Trust and Savings Association, as Syndication
                      Agents, First Chicago Capital Markets, Inc., Royal Bank of Canada, and BancAmerica Securities, Inc. as Joint
                      Arrangers and Lenders (as defined therein) dated as of June 16, 1997 (Exhibit 10(c) to Northern Border
                      Partners, L.P.'s Form S-3 Registration Statement No.
                      33-40601).

             *10.7  Operating Agreement between Northern Border Pipeline
                      Company and Northern Plains Natural Gas Company, dated
                      February 28, 1980. (Exhibit 10.3 to Northern Border
                      Partners, L.P.'s Form S-1 Registration Statement No.
                      33-66158).

             *10.8  Guaranty made by Panhandle Eastern Pipeline Company, dated October 31, 1992 (Exhibit 10.9 to Northern Border
                      Partners, L.P.'s Form S-1 Registration Statement No.
                      33-65158).




EXHIBIT NO.         DESCRIPTION
             *10.9  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      Enron Gas Marketing, Inc., dated June 22, 1990 (Exhibit
                      10.10 to Northern Border Partners, L.P.'s Form S-1
                      Registration Statement No. 33-66158).

           *10.9.1  Amended Exhibit A to Northern Border Pipeline Company
                      U.S. Shipper Service Agreement effective April 1, 1998.
                      (Exhibit 10.10.4 to Northern Border Partners, L.P.'s
                      1997 Form 10-K SEC File No. 1-12202).

            *10.10  Amended Exhibit A to Northern Border Pipeline Company
                      U.S. Shippers Service Agreement between Northern Border
                      Pipeline Company and Enron Gas Marketing, Inc. (Exhibit
                      10.10.1 to Northern Border Partners, L.P.'s Form 10-K for the year ended December 31, 1993, SEC file No.
                      1-12202).

            *10.11  Amended Exhibit A to Northern Border Pipeline U.S.
                      Shippers Service Agreement between Northern Border
                      Pipeline Company and Enron Gas Marketing, Inc., effective November 1, 1994 (Exhibit 10.10.2 to the
                      Northern Border Partners, L.P.'s Form 10-K for the year ended December 31, 1994, SEC File No. 1-12202).

            *10.12  Amended Exhibit A's to Northern Border Pipeline Company
                      U.S. Shipper Service Agreement effective August 1, 1995 and November 1, 1995 (Exhibit 10.10.3 to Northern
                      Border Partners, L.P.'s Form 10-K for the year ended
                      December 31, 1995).

            *10.13  Amended Exhibit A to Northern Border Pipeline Company
                      U.S. Shipper Service Agreement effective April 1, 1998
                      (Exhibit 10.10.4 to Northern Border Partners, L.P.'s
                      Form 10-K for the year ended December 31, 1997, SEC
                      File No. 1-12202).

            *10.14  Guaranty made by Northern Natural Gas Company, dated
                      October 7, 1993 (Exhibit 10.11.1 to Northern Border
                      Partners, L.P.'s 1993 Form 10-K SEC File No. 1-12202).

          *10.14.1  Guaranty made by Northern Natural Gas Company, dated
                      October 7, 1993 (Exhibit 10.11.2 to Northern Border
                      Partners, L.P.'s 1993 Form 10-K SEC File No. 1-12202).

            *10.15  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      Western Gas Marketing Limited, as agent for TransCanada
                      PipeLines Limited, dated December 15, 1980 (Exhibit
                      10.13 to Northern Border Partners, L.P.'s Form S-1
                      Registration Statement No. 33-66158).

          *10.15.1  Amended Exhibit A to Northern Border Pipeline Company
                      U.S. Shippers Service Agreement between Northern Border
                      Pipeline Company and Western Gas Marketing Limited extending the term effective April 2, 1999 (Exhibit
                      10.11.1 to 1999 Form S-1).

            *10.16  Amendment to Northern Border Pipeline Company Service
                      Agreement extending the term effective November 1, 1995
                      (Exhibit 10.13.1 to Northern Border Partners, L.P.'s
                      Form 10-K for the year ended December 31, 1995).

            *10.17  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      Transcontinental Gas Pipe Line Corporation, dated July
                      14, 1983, with Amended Exhibit A effective February 11,
                      1994 (Exhibit 10.17 to Northern Border Partners, L.P.'s
                      1995 Form 10-K SEC File No. 1-12202).

            *10.18  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      Enron Capital & Trade Resources Corp. dated October 15,
                      1997 (Exhibit 10.21 to Northern Border Partners, L.P.'s
                      1997 Form 10-K SEC File No. 1-12202).

            *10.19  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      Enron Capital & Trade Resources Corp. dated October 15,
                      1997 (Exhibit 10.22 to Northern Border Partners, L.P.'s
                      1997 Form 10-K SEC File No. 1-12202).

            *10.20  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      Enron Capital & Trade Resources Corp. dated August 5,
                      1997 with Amendment dated September 25, 1997 (Exhibit
                      10.25 to Northern Border Partners, L.P.'s 1997 Form
                      10-K SEC File No. 1-12202).

          *10.20.1  Amended Exhibit A to Northern Border Pipeline Company
                      U.S. Shippers Service Agreement between Northern Border
                      Pipeline Company and Enron Capital & Trade Resources
                      Corp. effective November 1, 1998 (Exhibit 10.15.1 to
                      1999 Form S-1).

            *10.22  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      Enron Capital & Trade Resources Corp. dated August 5,
                      1997 (Exhibit 10.26 to Northern Border Partners, L.P.'s
                      1997 Form 10-K SEC File No. 1-12202).




EXHIBIT NO.         DESCRIPTION
          *10.22.1  Amended Exhibit A to Northern Border Pipeline Company
                      U.S. Shippers Service Agreement between Northern Border
                      Pipeline Company and Enron Capital & Trade Resources
                      Corp. effective April 2, 1999 (Exhibit 10.16.1 to 1999
                      Form S-1).

            *10.23  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      TransCanada Gas Services Inc., as agent for TransCanada
                      PipeLines Limited, dated August 14, 1997 (Exhibit 10.28 to Northern Border Partners, L.P.'s 1997 Form 10-K SEC
                      File No. 1-12202).

            *10.24  Agreement among Northern Plains Natural Gas Company, Pan
                      Border Gas Company, Northwest Border Pipeline Company,
                      TransCanada Border PipeLine Ltd., TransCan Northern
                      Ltd., Northern Border Intermediate Limited Partnership,
                      Northern Border Partners, L.P., and the Management
                      Committee of Northern Border Pipeline, dated as of March 17, 1999 (Exhibit 10.21 to Northern Border
                      Partners, L.P.'s 1998 Form 10-K SEC File No. 1-12202).

            *10.25  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      TransCanada Gas Services Inc. as agent for TransCanada
                      PipeLines Limited, dated October 10, 1996, with Amended
                      Exhibit A effective April 2, 1999 (Exhibit 10.19 to
                      1999 Form S-1).

            *10.26  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      TransCanada Gas Services Inc., as agent for TransCanada
                      PipeLines Limited dated August 5, 1997 with Amended
                      Exhibit A, effective April 2, 1999 (Exhibit 10.27 to
                      Northern Border Partners, L.P.'s Form 10-K for the year ended December 31, 1997).

            *10.27  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      TransCanada Gas Services Inc. as agent for TransCanada
                      PipeLines Limited, dated October 5, 1998, with Amended
                      Exhibit A effective April 2, 1999 (Exhibit 10.20 to
                      1999 Form S-1).

            *10.28  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      TransCanada Gas Services Inc. as agent for TransCanada
                      PipeLines Limited, dated October 5, 1998, with Amended
                      Exhibit A effective April 2, 1999 (Exhibit 10.21 to
                      1999 Form S-1).

            *10.29  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      TransCanada Gas Services Inc. as agent for TransCanada
                      PipeLines Limited, dated October 5, 1998, with Amended
                      Exhibit A effective April 2, 1999 (Exhibit 10.22 to
                      1999 Form S-1).

            *10.30  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      TransCanada Gas Services Inc. as agent for TransCanada
                      PipeLines Limited, dated October 5, 1998, with Amended
                      Exhibit A effective April 2, 1999 (Exhibit 10.23 to
                      1999 Form S-1).

            *10.31  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      TransCanada Gas Services Inc. as agent for TransCanada
                      Pipelines Limited, dated December 18, 1998 (Exhibit
                      10.24 to 1999 Form S-1).

            *10.32  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      Pan-Alberta Gas (U.S.) Inc. dated October 1, 1993, with
                      Amended Exhibit A effective June 22, 1998 (Exhibit
                      10.25 to 1999 Form S-1).

            *10.33  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      Pan-Alberta Gas (U.S.) Inc. (successor to Natgas U.S.
                      Inc.), dated October 6, 1989, with Amended Exhibit A effective April 2, 1999 (Exhibit 10.26 to 1999 Form
                      S-1).

            *10.34  Northern Border Pipeline Company U.S. Shippers Service
                      Agreement between Northern Border Pipeline Company and
                      Pan-Alberta Gas (U.S.) Inc., dated October 1, 1992, with Amended Exhibit A effective June 22, 1998 (Exhibit
                      10.27 to 1999 Form S-1).

            *10.35  Project Management Agreement by and between Northern
                      Plains Natural Gas Company and Enron Engineering &
                      Construction Company, dated March 1, 1996. (Exhibit No.
                      10.39 to Northern Border Pipeline Company, Form S-4
                      Registration Statement, Registration No. 333-88577).

             10.36  Directors' Compensation Plan of TC PipeLines GP, Inc.
                      dated effective July 19, 1999.

              21.1  Subsidiaries of the Registrant

                27  Financial Data Schedule

----------
          *  Indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of March, 2000.

                                 TC PIPELINES, LP
                                 (A Delaware Limited Partnership)
                                 by its general partner, TC PipeLines GP, Inc.


                                      /s/ Garry P. Mihaichuk
                                 By: -----------------------------------------
                                      Garry P. Mihaichuk
                                      President and Chief Executive Officer
                                      TC PipeLines GP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


       SIGNATURE                            TITLE                              DATE
       ---------                            -----                              ----

/s/ Garry P. Mihaichuk
-----------------------
Garry P. Mihaichuk           President and Chief Executive Officer
                             and Director (Principal Executive Officer)   March 21, 2000

/s/ Russell K. Girling
-----------------------
Russell K. Girling           Chief Financial Officer
                             and Director (Principal Financial Officer)   March 21, 2000

/s/ Theresa Jang
-----------------------
Theresa Jang                 Controller (Principal Accounting Officer)    March 21, 2000


/s/ Walentin Mirosh
-----------------------
Walentin Mirosh              Director                                     March 21, 2000


/s/ Ronald J. Turner
-----------------------
Ronald J. Turner             Director                                     March 21, 2000



-----------------------
Robert A. Helman             Director                                     March   , 2000

-----------------------
Jack F. Jenkins-Stark        Director                                     March   , 2000

-----------------------
David L. Marshall            Director                                     March   , 2000


                                TC PIPELINES, LP
                          INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE NO.
                                                                    --------
FINANCIAL STATEMENTS OF TC PIPELINES, LP

     Independent Auditors' Report                                     F-2
     Balance Sheet - December 31, 1999 and May 28, 1999               F-3
     Statement of Income - Period Ended                               F-3
          December 31, 1999
     Statement of Cash Flows - Period Ended                           F-4
          December 31, 1999
     Statement of Changes in Partners' Capital -                      F-4
          Period Ended December 31, 1999
     Notes to Financial Statements                                    F-5

FINANCIAL STATEMENTS OF NORTHERN BORDER PIPELINE COMPANY

     Report of Independent Public Accountants                         F-9
     Balance Sheet - December 31, 1999 and 1998                       F-10
     Statement of Income - Years Ended                                F-11
          December 31, 1999, 1998 and 1997
     Statement of Cash Flows - Years Ended                            F-12
          December 31, 1999, 1998 and 1997
     Statement of Changes in Partners' Capital -                      F-13
          Years Ended December 31, 1999, 1998 and 1997
     Notes to Financial Statements                                    F-14

 FINANCIAL STATEMENTS SCHEDULE OF NORTHERN BORDER PIPELINE COMPANY

     Report of Independent Public Accountants on Schedule             S-1
     Schedule II - Valuation and Qualifying Accounts                  S-2

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of TC PipeLines GP, Inc., General Partner of TC PipeLines, LP:

We have audited the accompanying balance sheets of TC PipeLines, LP (a Delaware limited partnership) as of December 31, 1999 and May 28, 1999 and the related statements of income, cash flows and changes in partners' capital for the period from the commencement of operations on May 28, 1999 to December 31, 1999. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC PipeLines, LP as of December 31, 1999 and May 28, 1999 and the results of its operations and its cash flows for the period from the commencement of operations on May 28, 1999 to December 31, 1999 in conformity with United States generally accepted accounting principles.


/s/ KPMG LLP
Calgary, Canada
March 21, 2000

                                TC PIPELINES, LP

                                  BALANCE SHEET

                                                    DECEMBER 31,     May 28,
(thousands of dollars)                                  1999         1999(1)
----------------------------------------------------------------     -------
ASSETS
Cash                                                       795             -
Investment in Northern Border Pipeline Company         250,450       241,651
                                                    ------------     -------
                                                       251,245       241,651
                                                    ------------     -------
                                                    ------------     -------

----------------------------------------------------------------     -------
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                           407             -
                                                    ------------     -------
                                                           407             -
                                                    ------------     -------
Partners' Capital
     Common units                                      208,573       193,515
     Subordinated units                                 37,248        43,303
     General partner                                     5,017         4,833
                                                    ------------     -------
                                                       250,838       241,651
                                                    ------------     -------
                                                       251,245       241,651
                                                    ------------     -------
                                                    ------------     -------


                               STATEMENT OF INCOME

                                                         MAY 28(1) -
(thousands of dollars, except per unit amount)        DECEMBER 31, 1999
-----------------------------------------------------------------------
EQUITY INCOME FROM INVESTMENT IN
     NORTHERN BORDER PIPELINE COMPANY                       20,923
GENERAL AND ADMINISTRATIVE EXPENSES                            699
                                                      -----------------
NET INCOME                                                  20,224
                                                      -----------------
                                                      -----------------

NET INCOME PER UNIT                                          $1.13
                                                      -----------------
                                                      -----------------

UNITS OUTSTANDING (THOUSANDS)                               17,500
                                                      -----------------
                                                      -----------------

(1)  Commencement of operations

The accompanying notes are an integral part of these financial statements.

                                TC PIPELINES, LP

                             STATEMENT OF CASH FLOWS


                                                           MAY 28(1) -
(thousands of dollars)                                  DECEMBER 31, 1999
-------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                    20,224
Add/(Deduct):
Equity income in excess of distributions received             (8,799)
Decrease in operating working capital                            407
                                                        -----------------
                                                              11,832
                                                        -----------------

FINANCING ACTIVITIES
Distributions paid                                           (11,037)
Common units issued                                          282,061
Common units redeemed                                       (274,560)
Subordinated units redeemed                                   (7,501)
                                                        -----------------
                                                             (11,037)
                                                        -----------------

INCREASE IN CASH                                                 795

CASH, BEGINNING OF PERIOD                                          -
                                                        -----------------

CASH, END OF PERIOD                                              795
                                                        -----------------
                                                        -----------------


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                           COMMON                 SUBORDINATED            GENERAL           PARTNERS'
                                            UNITS                     UNITS               PARTNER            CAPITAL
                                  --------------------------------------------------------------------------------------------
                                  (thousands    (thousands   (thousands   (thousands    (thousands    (thousands   (thousands
                                   of units)   of dollars)   of units)    of dollars)   of dollars)    of units)   of dollars)
                                  --------------------------------------------------------------------------------------------
PARTNERSHIP UNITS
    Initial public offering         14,300        274,560          -            -             -         14,300       274,560
    Contribution of assets          14,300        193,515      3,200       43,303         4,833         17,500       241,651

    Redemption of common units     (14,300)      (274,560)         -            -             -        (14,300)     (274,560)
    Exercise of over-allotment
      option                           391          7,501       (391)      (7,501)           -              -              -
                                  --------------------------------------------------------------------------------------------
                                    14,691        201,016      2,809       35,802         4,833         17,500       241,651
NET INCOME                                         16,637                   3,182           405                       20,224
DISTRIBUTIONS PAID                                 (9,080)                 (1,736)         (221)                     (11,037)

                                  --------------------------------------------------------------------------------------------
PARTNERS' CAPITAL AT
    DECEMBER 31, 1999               14,691        208,573      2,809       37,248         5,017         17,500       250,838
                                  --------------------------------------------------------------------------------------------
                                  --------------------------------------------------------------------------------------------

(1)  Commencement of operations

The accompanying notes are an integral part of these financial statements.

                                TC PIPELINES, LP

                          NOTES TO FINANCIAL STATEMENTS
     For the period May 28 (commencement of operations) to December 31, 1999

NOTE 1  ORGANIZATION

TC PipeLines, LP, a Delaware limited partnership, and its subsidiary limited partnership, TC PipeLines Intermediate Limited Partnership, a Delaware limited partnership, are collectively referred to herein as TC PipeLines or the Partnership. TC PipeLines was formed by TransCanada PipeLines Limited (TransCanada) to acquire, own and participate in the management of United States based pipeline assets.

     TC PipeLines owns a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), a Texas general partnership. The remaining 70% general partner interest is owned by Northern Border Partners, L.P. (Northern Border Partners), a publicly traded limited partnership that is not affiliated with TC PipeLines. Northern Border Pipeline owns a 1,214-mile natural gas transmission line extending from the United States-Canadian border near Port of Morgan, Montana, to a terminus near Manhattan, Illinois.

     TC PipeLines is managed by its general partner, TC PipeLines GP, Inc. (General Partner), a wholly-owned subsidiary of TransCanada. The General Partner provides certain administrative services for the Partnership and is reimbursed for its costs and expenses. In addition to its 2% general partner interest, the General Partner owns 2,809,306 Subordinated Units, representing an effective 15.7% limited partner interest in the Partnership at December 31, 1999.

INITIAL PUBLIC OFFERING AND CONCURRENT TRANSACTIONS

TC PipeLines commenced operations on May 28, 1999, when it issued 14,300,000 Common Units (11,500,000 to the public and 2,800,000 to an affiliate of the General Partner) for net proceeds of $274.6 million, after deducting underwriters' fees of $15.0 million. These proceeds, along with 3,200,000 Subordinated Units, a 2% general partner interest and incentive distribution rights, were issued to TransCanada Border PipeLine Ltd. and TransCan Northern Ltd. (collectively, the predecessor companies), affiliates of the General Partner, to acquire the predecessor companies' 30% general partner interest in Northern Border Pipeline.

     On June 25, 1999, the underwriters exercised a portion of their over-allotment option under the terms of the underwriting agreement and purchased 390,694 additional Common Units for net proceeds of $7.5 million. The Partnership used those proceeds to redeem 390,694 Subordinated Units from the General Partner.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF PRESENTATION

The accompanying financial statements and related notes present the financial position of the Partnership as of December 31, 1999 and the results of its operations, cash flows and changes in partners' capital for the period from May 28, 1999 (commencement of operations) to December 31, 1999. The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline, over which it is able to exercise significant influence. Amounts are stated in United States dollars.

(b)  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates.

(c)  CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

(d)  PARTNERS' CAPITAL

Costs incurred in connection with the issuance of Units are deducted from the proceeds received.

(e)  INCOME TAXES

No provision for income taxes related to the operations of the Partnership is included in the accompanying financial statements because, as a partnership, it is not subject to Federal or state income tax. The tax effect of the Partnership's activities accrues to its partners.

NOTE 3  INVESTMENT IN NORTHERN BORDER PIPELINE

The Partnership owns a 30% general partner interest in Northern Border Pipeline, a partnership which owns a natural gas pipeline extending from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near Manhattan, Illinois. Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission. Northern Border Pipeline's accounting policies conform to United States generally accepted accounting principles, as applied in the case of regulated entities.

     The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline, over which it is able to exercise significant influence. The Partnership's investment balance as at May 28, 1999 represents the combined carrying values of the investment in Northern Border Pipeline as reflected in the accounts of the predecessor companies at the same date. TC PipeLines' equity income for the period May 28 to December 31, 1999 represents 30% of the net income of Northern Border Pipeline for the same period.

     The following sets out summarized financial information for Northern Border Pipeline for the year ended December 31, 1999. TC PipeLines has held its general partner interest since May 28, 1999 and has recorded equity income from Northern Border Pipeline of $20.9 million for the period May 28 to December 31, 1999.

(millions of dollars)                                  DECEMBER 31, 1999
------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
Cash and cash equivalents                                      17.3
Other current assets                                           33.8
Plant, property and equipment, net                          1,731.4
Other assets                                                   14.2
Current liabilities                                          (116.7)
Reserves and deferred credits                                 (10.7)
Long-term debt                                               (834.5)
                                                       -----------------
Partners' capital                                             834.8
                                                       -----------------
                                                       -----------------

                                                          YEAR ENDED
(millions of  dollars)                                 DECEMBER 31, 1999
------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                      298.3
Costs and expenses                                            (69.0)
Depreciation                                                  (51.9)
Financial charges and other                                   (58.8)
                                                       -----------------
Net income                                                    118.6
                                                       -----------------
                                                       -----------------

NOTE 4  PARTNERS' CAPITAL AND DISTRIBUTIONS

Partner's capital consists of 14,690,694 Common Units representing an 82.3% limited partner interest (an affiliate of the General Partner owns 2,800,000 of such Common Units), 2,809,306 Subordinated Units owned by the General Partner representing a 15.7% limited partner interest and a 2% general partner interest. In the aggregate, the General Partner's and its affiliate's interests represent an effective 33.4% ownership of the Partnership's equity.

     The Partnership will make distributions to its partners with respect to each calendar quarter within 45 days after the end of each quarter. Distributions are based on available cash which includes all cash and cash equivalents of the Partnership and working capital borrowings less reserves established by the General Partner. Amounts will generally be distributed 98% to the Unitholders and 2% to the General Partner. The Unitholders are entitled to receive the minimum quarterly distribution (MQD) of $0.45 per Unit if and to the extent there is sufficient available cash. Distributions to holders of the Subordinated Units are subject, while Subordinated Units remain outstanding (Subordination Period), to the prior rights of holders of the Common Units to receive the MQD. The Subordination Period generally cannot end before June 30, 2004. Upon expiration of the Subordination Period, all Subordinated Units will be converted on a one-for-one basis into Common Units and will participate pro rata with all other Common Units in future distributions. Under certain circumstances, up to 66.7% of the Subordinated Units may convert into Common Units prior to the expiration of the Subordination Period. Common Units will not accrue arrearages with respect to distributions for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

     Partnership income is allocated to the General Partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated 100% to the General Partner. As an incentive, the General Partner's percentage interest in quarterly distributions is increased after certain specified target levels are met. At the time the quarterly distributions exceed $0.45 per Unit, the General Partner will receive 15% of the excess. As the quarterly distributions are increased above $0.5275 per Unit, the General Partner will receive increasing percentages in excess of the targets reaching a maximum of 50% of the excess of the highest target level.

NOTE 5  CREDIT FACILITY

On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the General Partner. The credit facility bears interest at a London Interbank Offered Rate plus 1.25%. The purpose of the revolving credit facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At December 31, 1999, the Partnership had no amount outstanding under this credit facility.

NOTE 6  NET INCOME PER UNIT

Net income per Unit is computed by dividing net income, after deduction of the General Partner's allocation, by the number of Common and Subordinated Units outstanding.

NOTE 7  RELATED PARTY TRANSACTIONS

The Partnership does not directly employ any persons to manage or operate its business. These functions are provided by the General Partner. The General Partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The Partnership Agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs reimbursed to the General Partner by the Partnership were approximately $0.2 million for the period from May 28, 1999 to December 31, 1999. Such costs include, (i) personnel costs (such as salaries and employee benefits) of the personnel providing such services,
(ii) overhead costs (such as office space and equipment) and (iii) out-of-pocket expenses related to the provision of such services.

NOTE 8  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         NET INCOME        CASH
(thousands of dollars)    EQUITY INCOME    NET INCOME     PER UNIT     DISTRIBUTIONS
------------------------------------------------------------------------------------
1999
     Second Quarter(1)        3,130           2,986        0.167           3,001
     Third Quarter            8,738           8,499        0.476           8,036
     Fourth Quarter           9,055           8,739        0.489           8,036

(1) The Partnership commenced operations on May 28, 1999.

NOTE 9  ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts).

     In June 1999, the FASB issued SFAS No. 137 that deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. TC PipeLines does not believe SFAS No. 133 will have a material impact on its financial position or results of operations.

NOTE 10  SUBSEQUENT EVENTS

On January 19, 2000, the Board of Directors of the General Partner declared a cash distribution of $0.45 per Unit for the three months ended December 31, 1999. The $8.0 million distribution was paid on February 14, 2000 in the following manner: $6.6 million to the holders of Common Units as of the close of business on January 31, 2000, $1.2 million to the General Partner as holder of the Subordinated Units, and $0.2 million to the General Partner in respect of its 2% general partner interest.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Northern Border Pipeline Company:

We have audited the accompanying balance sheet of Northern Border Pipeline Company (a Texas partnership) as of December 31, 1999 and 1998, and the related statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                  ARTHUR ANDERSEN LLP


Omaha, Nebraska,
  January 20, 2000

                        NORTHERN BORDER PIPELINE COMPANY

                                  BALANCE SHEET

                                  (IN THOUSANDS)

                                                          DECEMBER 31,
                                                   -------------------------
                                                      1999           1998
                                                   ----------     ----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $   17,310     $   37,389
   Accounts receivable                                 21,929         16,434
   Related party receivables                            5,120          2,470
   Materials and supplies, at cost                      3,645          3,360
   Under recovered cost of service                      3,068          2,781
                                                   ----------     ----------
      Total current assets                             51,072         62,434
                                                   ----------     ----------
NATURAL GAS TRANSMISSION PLANT
   In service                                       2,363,291      2,302,457
   Construction work in progress                        4,730          1,530
                                                   ----------     ----------
      Total property, plant and equipment           2,368,021      2,303,987
   Less: Accumulated provision for
      depreciation and amortization                   636,627        589,464
                                                   ----------     ----------
      Property, plant and equipment, net            1,731,394      1,714,523
                                                   ----------     ----------
OTHER ASSETS                                           14,225         13,932
                                                   ----------     ----------
      Total assets                                 $1,796,691     $1,790,889
                                                   ----------     ----------
                                                   ----------     ----------


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of long-term debt            $   66,000     $       --
   Accounts payable                                     5,588         44,042
   Accrued taxes other than income                     26,290         19,828
   Accrued interest                                    16,504         11,763
   Accumulated provision for rate refunds               2,317             --
                                                   ----------     ----------
      Total current liabilities                       116,699         75,633
                                                   ----------     ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES             834,459        862,000
                                                   ----------     ----------
RESERVES AND DEFERRED CREDITS                          10,698          9,818
                                                   ----------     ----------
PARTNERS' CAPITAL                                     834,835        843,438
                                                   ----------     ----------
      Total liabilities and partners' capital      $1,796,691     $1,790,889
                                                   ----------     ----------
                                                   ----------     ----------

  The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                               STATEMENT OF INCOME

                                 (IN THOUSANDS)

                                             YEAR ENDED DECEMBER 31,
                                        ---------------------------------
                                          1999         1998        1997
                                        --------     --------    --------
OPERATING REVENUES
   Operating revenues                   $300,664     $196,600     $226,019
   Provision for rate refunds             (2,317)          --      (39,969)
                                        --------     --------     --------
      Operating revenues, net            298,347      196,600      186,050
                                        --------     --------     --------

OPERATING EXPENSES
   Operations and maintenance             38,708       29,447       28,522
   Depreciation and amortization          51,908       40,989       38,708
   Taxes other than income                30,320       21,381       22,393
   Regulatory credit                          --       (8,878)          --
                                        --------     --------     --------
      Operating expenses                 120,936       82,939       89,623
                                        --------     --------     --------
OPERATING INCOME                         177,411      113,661       96,427
                                        --------     --------     --------

INTEREST EXPENSE
   Interest expense                       60,312       44,542       33,020
   Interest expense capitalized              (98)     (19,001)      (3,660)
                                        --------     --------     --------
      Interest expense, net               60,214       25,541       29,360
                                        --------     --------     --------

OTHER INCOME
   Allowance for equity funds used
      during construction                    101       10,237        1,400
   Other income, net                       1,262        1,874        4,305
                                        --------     --------     --------
        Other income                       1,363       12,111        5,705
                                        --------     --------     --------
NET INCOME TO PARTNERS                  $118,560     $100,231     $ 72,772
                                        --------     --------     --------
                                        --------     --------     --------

  The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                       1999           1998           1997
                                                     ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                            $ 118,560      $ 100,231      $  72,772
                                                     ---------      ---------      ---------

   Adjustments to reconcile net income to
   partners to net cash provided by
   operating activities:
      Depreciation and amortization                     51,962         41,005         38,715
      Provision for rate refunds                         2,317             --         40,403
      Refunds to shippers                                   --             --        (52,630)
      Allowance for equity funds used
        during construction                               (101)       (10,237)        (1,400)
      Regulatory credit                                     --         (9,105)            --
      Changes in components of working capital          (2,112)       (18,471)        16,389
      Other                                                840            354          1,079
                                                     ---------      ---------      ---------

           Total adjustments                            52,906          3,546         42,556
                                                     ---------      ---------      ---------

      Net cash provided by operating activities        171,466        103,777        115,328
                                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment, net                              (101,678)      (651,169)      (152,070)
                                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions from partners                              --        223,000         81,000
   Distributions to partners                          (127,163)       (61,205)       (99,322)
   Issuance of long-term debt, net                     289,026        403,000        209,000
   Retirement of long-term debt                       (263,000)            --       (127,500)
   Proceeds received upon termination of
      interest rate forward agreements                  12,896             --             --
   Long-term debt financing costs                       (1,626)            --           (744)
   Repayment of note payable                                --             --        (10,000)
                                                     ---------      ---------      ---------

      Net cash provided by (used in)
        financing activities                           (89,867)       564,795         52,434
                                                     ---------      ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (20,079)        17,403         15,692

Cash and cash equivalents-beginning of year             37,389         19,986          4,294
                                                     ---------      ---------      ---------

Cash and cash equivalents-end of year                $  17,310      $  37,389      $  19,986
                                                     ---------      ---------      ---------
                                                     ---------      ---------      ---------
--------------------------------------------------------------------------------------------
Changes in components of working capital:
   Accounts receivable                               $  (8,145)     $  (1,567)     $   1,927
   Materials and supplies                                 (285)           317            170
   Accounts payable                                     (4,598)       (10,769)        14,587
   Accrued taxes other than income                       6,462           (466)          (674)
   Accrued interest                                      4,741          1,396             14
   Over/under recovered cost of service                   (287)        (7,382)           365
                                                     ---------      ---------      ---------

   Total                                             $  (2,112)     $ (18,471)     $  16,389
                                                     ---------      ---------      ---------
                                                     ---------      ---------      ---------

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                 (IN THOUSANDS)

                                                                  TC           NORTHERN
                                 TRANSCANADA                   PIPELINES        BORDER
                                    BORDER      TRANSCAN     INTERMEDIATE    INTERMEDIATE      TOTAL
                                   PIPELINE     NORTHERN        LIMITED         LIMITED      PARTNERS'
                                     LTD.         LTD.        PARTNERSHIP    PARTNERSHIP      CAPITAL
                                 -----------   ---------     ------------    ------------    ---------
Partners' Capital at
   December 31, 1996              $ 31,618     $ 126,471        $     --       $368,873      $ 526,962

Net income to partners               4,366        17,466              --         50,940         72,772

Contributions received               4,860        19,440              --         56,700         81,000

Distributions paid                  (5,959)      (23,838)             --        (69,525)       (99,322)
                                  --------     ---------        --------       --------      ---------

Partners' Capital at
   December 31, 1997                34,885       139,539              --        406,988        581,412

Net income to partners               6,014        24,055              --         70,162        100,231

Contributions received              13,380        53,520              --        156,100        223,000

Distributions paid                  (3,673)      (14,689)             --        (42,843)       (61,205)
                                  --------     ---------        --------       --------      ---------

Partners' Capital at
   December 31, 1998                50,606       202,425              --        590,407        843,438

Net income to partners               2,930        11,715          20,923         82,992        118,560

Distributions paid                  (5,206)      (20,819)        (12,124)       (89,014)      (127,163)

Ownership transfer                 (48,330)     (193,321)        241,651             --             --
                                  --------     ---------        --------       --------      ---------

Partners' Capital at
   December 31, 1999              $     --     $      --        $250,450       $584,385      $ 834,835
                                  --------     ---------        --------       --------      ---------
                                  --------     ---------        --------       --------      ---------


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND MANAGEMENT

        Northern Border Pipeline Company (Northern Border Pipeline) is a general partnership, formed in 1978, pursuant to the Texas Uniform Partnership Act. The ownership percentages of the partners in Northern Border Pipeline (Partners) at December 31, 1999 and 1998, are as follows:

                 PARTNER                                      1999      1998
                 -------                                      ----      ----
        Northern Border Intermediate Limited Partnership        70        70
        TC PipeLines Intermediate Limited Partnership           30        --
        TransCan Northern Ltd.                                  --        24
        TransCanada Border PipeLine Ltd.                        --         6

        Net income and distributions are allocated to the Partners based on ownership percentage. Effective May 28, 1999, TransCanada Border PipeLine Ltd. and TransCan Northern Ltd. transferred their combined 30% ownership interest in Northern Border Pipeline to TC PipeLines Intermediate Limited Partnership (TC PipeLines) in connection with an initial public offering of limited partner interests in TC PipeLines, LP. In accordance with the partnership agreement, net income and distributions were prorated at the effective date of the ownership transfer.

        Northern Border Pipeline owns a 1,214-mile natural gas transmission pipeline system extending from the United States-Canadian border near Port of Morgan, Montana, to a terminus near Manhattan, Illinois.

        Northern Border Pipeline is managed by a Management Committee that includes three representatives from Northern Border Intermediate Limited Partnership (Partnership) and one representative from TC PipeLines. The Partnership's representatives selected by its general partners, Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company, a wholly-owned subsidiary of The Williams Companies, Inc., have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest. In December 1998, Northern Plains acquired Pan Border from a subsidiary of Duke Energy Corporation. At the closing of the acquisition, Pan Border's sole asset consisted of its general partner interest in the Partnership. The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains (the Operator), as defined by the operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of the Operator. For the years ended December 31, 1999, 1998 and 1997, Northern Border Pipeline reimbursed the Operator approximately $29.7 million, $30.0 million and $24.6 million, respectively. Additionally, an Enron affiliate was responsible for project management on Northern Border Pipeline's expansion and extension of its pipeline from near Harper, Iowa to a point near Manhattan, Illinois (The Chicago Project).

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)    USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (B)    GOVERNMENT REGULATION

               Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission (FERC). Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities. At December 31, 1999 and 1998, Northern Border Pipeline has reflected regulatory assets of approximately $12.1 million and $12.8 million, respectively, in Other Assets on the balance sheet. During the construction of The Chicago Project, Northern Border Pipeline placed certain new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. As required by the certificate of public convenience and necessity issued by the FERC, Northern Border Pipeline recorded a regulatory credit of approximately $8.9 million in 1998, which deferred the cost of service of these new facilities. Northern Border Pipeline is allowed to recover the regulatory asset that resulted from the cost of service deferral from its shippers over a ten-year period commencing with the in-service date of The Chicago Project. At December 31, 1999 and 1998, the unrecovered regulatory asset related to The Chicago Project facilities was approximately $8.2 million and $8.9 million, respectively. The remaining regulatory asset at both December 31, 1999 and 1998, of approximately $3.9 million, relates to costs recorded from previous expansions and extensions of the pipeline system. Northern Border Pipeline is seeking recovery of these amounts in its current rate proceeding (see Note 5).

        (C)    INCOME TAXES

               Income taxes are the responsibility of the Partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its cost of service the income taxes which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of calculating the

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        (C)    INCOME TAXES (CONTINUED)

               return allowed by the FERC, Partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $316 million and $300 million at December 31, 1999 and 1998, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

        (D) PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION

               Property, plant and equipment is stated at original cost. In December 1998, Northern Border Pipeline placed into service the facilities for The Chicago Project. At December 31, 1999 and 1998, approximately $3.5 million and $37.4 million, respectively, of project costs incurred but not paid for The Chicago Project were recorded in accounts payable and natural gas transmission plant on the balance sheet and were excluded from the change in accounts payable and capital expenditures for property, plant and equipment, net on the statement of cash flows.

               Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of Northern Border Pipeline's FERC tariff. The effective depreciation rate applied to Northern Border Pipeline's transmission plant in 1999, 1998 and 1997 was 2.0%, 2.5% and 2.5%, respectively. In 2000, the depreciation rate increases to 2.3% and is scheduled to continue to increase gradually on an annual basis until it reaches 3.2% in 2002. Composite rates are applied to all other functional groups of property having similar economic characteristics. The depreciation rate for transmission plant is being reviewed in Northern Border Pipeline's current rate proceeding (see Note 5).

               The original cost of property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. No retirement gain or loss is included in income except in the case of extraordinary retirements or sales.

        (E)    REVENUE RECOGNITION

               Northern Border Pipeline bills the cost of service on an estimated basis for a six month cycle. Any net excess or deficiency resulting from the comparison of the actual cost of service determined for that period in accordance with the FERC tariff to the estimated billing is accumulated, including carrying charges thereon and is either billed to or credited back to the shippers. Revenues reflect actual cost of service. An amount equal to differences between billing estimates and the actual cost of service, including carrying charges, is reflected in current assets or current liabilities.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        (F)    ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

               The allowance for funds used during construction (AFUDC) represents the estimated costs, during the period of construction, of funds used for construction purposes. For regulated activities, Northern Border Pipeline is permitted to earn a return on and recover AFUDC through its inclusion in rate base and the provision for depreciation. The rate employed for the equity component of AFUDC is the equity rate of return stated in Northern Border Pipeline's FERC tariff.

        (G)    CASH AND CASH EQUIVALENTS

               Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

        (H)    RISK MANAGEMENT

               Financial instruments are used by Northern Border Pipeline in the management of its interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. As a result, Northern Border Pipeline has entered into various interest rate swap agreements with major financial institutions which hedge interest rate risk by effectively converting certain of its floating rate debt to fixed rate debt. Northern Border Pipeline does not use these instruments for trading purposes. The cost or benefit of the interest rate swap agreements is recognized currently as a component of interest expense.

3.      SHIPPER SERVICE AGREEMENTS

        Operating revenues are collected pursuant to the FERC tariff which directs that Northern Border Pipeline collect its cost of service through firm transportation service agreements (firm service agreements). Northern Border Pipeline's FERC tariff provides an opportunity to recover all operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated equity return. Billings for the firm service agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

        Northern Border Pipeline's firm service agreements extend for various terms with termination dates that range from October 2001 to December 2013. Northern Border Pipeline also has interruptible service contracts with numerous other shippers as a result of its self-implementing blanket transportation authority. Revenues received from the interruptible service contracts are credited to the cost of service reducing the billings for the firm service agreements.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

3.      SHIPPER SERVICE AGREEMENTS (CONTINUED)

        Northern Border Pipeline's largest shipper, Pan-Alberta Gas (U.S.) Inc. (PAGUS), is presently obligated for approximately 25.7% of the cost of service through three firm service agreements which expire in October 2003. Financial guarantees exist through October 2001 for approximately 16.3% of the total cost of service related to the contracted capacity of PAGUS, including 10.5% guaranteed by Northern Natural Gas Company, a wholly-owned subsidiary of Enron. The remaining cost of service obligation of PAGUS is supported by various credit support arrangements, including among others, a letter of credit, an escrow account and an upstream capacity transfer agreement. Operating revenues from the PAGUS firm service agreements and interruptible service contracts for the years ended December 31, 1999, 1998 and 1997 were $76.6 million, $87.3 million and $86.8 million, respectively.

        Shippers affiliated with the Partners of Northern Border Pipeline have firm service agreements representing approximately 17.3% of the cost of service. These firm service agreements extend for various terms with termination dates that range from October 2003 to May 2009. Operating revenues from the affiliated firm service agreements and interruptible service contracts for the years ended December 31, 1999, 1998 and 1997 were $52.5 million, $22.4 million and $20.2 million, respectively.

4.      CREDIT FACILITIES AND LONG-TERM DEBT

        Detailed information on long-term debt is as follows:

                                                          December 31,
        (Thousands of dollars)                          1999       1998
        -----------------------------------------------------------------
        Senior notes - average 8.43%,
             due from 2000 to 2003                    $250,000    $250,000
        Pipeline credit agreement
             Term loan, due 2002                       439,000     484,500
             Five-year revolving credit facility            --     127,500
        Senior notes - 7.75%, due 2009                 200,000          --
        Unamortized proceeds from termination
             of interest rate forward agreements        12,397          --
        Unamortized debt discount                         (938)         --
                                                      --------    --------
        Total                                          900,459     862,000
        Less: Current maturities of long-term debt      66,000          --
                                                      --------    --------
        Long-term debt                                $834,459    $862,000
                                                      --------    --------
                                                      --------    --------

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

4.      CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

        In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (Senior Notes). Also in August 1999, Northern Border Pipeline received approximately $12.9 million from the termination of interest rate forward agreements, which is included in long-term debt on the balance sheet and is being amortized against interest expense over the life of the Senior Notes. The interest rate forward agreements, which had an aggregate notional amount of $150 million, had been executed in September 1998 to hedge the interest rate on a planned issuance of fixed rate debt in 1999. The proceeds from the private offering, net of debt discounts and issuance costs, and the termination of the interest rate forward agreements were used to reduce existing indebtedness under a June 1997 credit agreement.

        In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of a previously existing bank loan agreement and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 1999, in accordance with the provisions of the Pipeline Credit Agreement, Northern Border Pipeline converted the three-year revolving credit facility to a term loan maturing in June 2002. The Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. Northern Border Pipeline is required to pay a facility fee on the remaining aggregate principal commitment amount of $639 million.

        At December 31, 1999 and 1998, Northern Border Pipeline had outstanding interest rate swap agreements with notional amounts of $40 million and $90 million, respectively. The agreement outstanding at December 31, 1999, will terminate in November 2001. Under the agreements, Northern Border Pipeline makes payments to counterparties at fixed rates and in return receives payments at variable rates based on the London Interbank Offered Rate. At December 31, 1999 and 1998, Northern Border Pipeline was in a payable position relative to its counterparties. The average effective interest rate of Northern Border Pipeline's variable rate debt, taking into consideration the interest rate swap agreements, was 6.73% and 6.17% at December 31, 1999 and 1998, respectively.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

4.      CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

        Interest paid, net of amounts capitalized, during the years ended December 31, 1999, 1998 and 1997 was $55.5 million, $23.8 million and $29.0 million, respectively.

        Aggregate required repayments of long-term debt are as follows: $66 million, $41 million, $517 million and $65 million for 2000, 2001, 2002 and 2003, respectively. There are no required repayment obligations for 2004.

        Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios which restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. Under the most restrictive of the covenants, as of December 31, 1999 and 1998, respectively, $132 million and $173 million of partners' capital of Northern Border Pipeline could be distributed.

        The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the senior notes due from 2000 to 2003 was approximately $273 million and $287 million at December 31, 1999 and 1998, respectively. The estimated fair value of the senior notes due 2009 was approximately $201 million at December 31, 1999. At December 31, 1999 and 1998, the estimated fair value which would be payable to terminate the interest rate swap agreements, taking into account current interest rates, was approximately $1 million and $3 million, respectively. Northern Border Pipeline presently intends to maintain the current schedule of maturities for the senior notes and the interest rate swap agreements which will result in no gains or losses on their respective repayment. The carrying value of Northern Border Pipeline's variable rate debt approximates the fair value since the interest rates are periodically adjusted to current market conditions.

5.      COMMITMENTS AND CONTINGENCIES

        REGULATORY PROCEEDINGS

        Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. A number of Northern Border Pipeline's shippers and competing pipelines have filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund. At December 31, 1999, Northern Border Pipeline recorded a $2.3 million provision for rate refunds. The June order and a subsequent clarification issued by the FERC in August 1999 set for hearing not only

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

5.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        REGULATORY PROCEEDINGS (CONTINUED)

        Northern Border Pipeline's proposed changes but also several issues raised by intervenors including the appropriateness of Northern Border Pipeline's cost of service tariff, rolled-in rate treatment of The Chicago Project, capital project cost containment mechanism amount recorded for The Chicago Project, depreciation schedule and creditworthiness standards. A procedural schedule has been established which provides for the hearing to commence in July 2000. At this time, Northern Border Pipeline can give no assurance as to the outcome on any of these issues.

        In October 1998, Northern Border Pipeline filed a certificate application with the FERC to seek approval to expand and extend its pipeline system into Indiana (Project 2000). If approved and constructed, Project 2000 would afford shippers on the expanded and extended pipeline system access to industrial gas consumers in northern Indiana. As a result of permanent releases of capacity between several existing and project shippers originally included in the October 1998 application, Northern Border Pipeline amended its application with the FERC in March 1999. Numerous parties filed to intervene in this proceeding. Several parties protested this application asking that the FERC deny Northern Border Pipeline's request for rolled-in rate treatment for the new facilities and that Northern Border Pipeline be required to solicit indications of interest from existing shippers for capacity releases that would possibly eliminate the construction of certain new facilities. In September 1999, the FERC issued a policy statement on certification and pricing of new construction projects. The policy statement announces a preference for establishing the transportation charge for newly constructed facilities on a separate, stand-alone basis. This reverses the existing presumption in favor of rolled-in pricing once certain conditions were met. In response to the policy statement, Northern Border Pipeline amended its application with the FERC in December 1999. The December amended application reflects estimated capital expenditures of approximately $94 million. Several parties renewed their protests on this latest amended application. While Northern Border Pipeline cannot predict when the FERC will issue its final order on the Project 2000 amended application, Northern Border Pipeline has requested such action by March 15, 2000.

        In January 1998, Northern Border Pipeline filed an application with the FERC to acquire the linepack gas required to operate the pipeline from the shippers and to provide the linepack gas in the future for its operations. The cost of the linepack gas acquired in 1998, which is included in rate base, totaled approximately $11.7 million.

        In August 1997, Northern Border Pipeline received FERC approval of a Stipulation and Agreement (Stipulation) filed on October 15, 1996 to settle its November 1995 rate case. In accordance with the terms of the Stipulation, Northern Border Pipeline's allowed equity rate of return was reduced from the requested 14.25% to 12.75% for the period June 1, 1996 to September 30, 1996 and to 12% thereafter. Additionally, Northern Border Pipeline

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

5.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        REGULATORY PROCEEDINGS (CONTINUED)

        agreed to reduce its transmission plant depreciation rate retroactively to June 1, 1996, and agreed to implement a $31 million settlement adjustment mechanism (SAM) when The Chicago Project was placed in service. The SAM effectively reduces the allowed return on rate base. In October 1997, Northern Border Pipeline used a combination of cash on hand and borrowings on a revolving credit facility to pay refunds to its shippers of approximately $52.6 million.

        Also as agreed to in the Stipulation, Northern Border Pipeline implemented a capital project cost containment mechanism (PCCM). The purpose of the PCCM was to limit Northern Border Pipeline's ability to include cost overruns on The Chicago Project in rate base and to provide incentives to Northern Border Pipeline for cost underruns. The PCCM amount is determined by comparing the final cost of The Chicago Project to the budgeted cost. The Stipulation required the budgeted cost for The Chicago Project, which had been initially filed with the FERC for approximately $839 million, to be adjusted for the effects of inflation and project scope changes, as defined in the Stipulation. Such adjusted budgeted cost of The Chicago Project has been estimated to be $897 million, with the final construction cost estimated to be $894 million. Thus, Northern Border Pipeline's notification to the FERC and its shippers in June 1999 reflects the conclusion that there is a $3 million addition to rate base as a result of the PCCM. The Stipulation required that the calculation of the PCCM be reviewed by an independent national accounting firm. The independent accountants completed their examination of Northern Border Pipeline's PCCM calculation in October 1999. The independent accountants concluded Northern Border Pipeline had complied, in all material respects, with the requirements of the Stipulation related to the PCCM. Northern Border Pipeline filed its June 1999 report and the independent accountants' report in its current rate case proceeding discussed previously. Testimony filed by the FERC staff and intervenors in the current rate case proceeding has proposed changes to the PCCM computation, which would result in rate base reductions ranging from $32 million to $43 million. Although Northern Border Pipeline believes the computation has been made in accordance with the terms of the Stipulation, it is unable to predict at this time whether any adjustments will be required. Should developments in the rate case result in rate base reductions, a non-cash charge to write down transmission plant would result and such charge could be material to the operating results of Northern Border Pipeline.

        ENVIRONMENTAL MATTERS

        Northern Border Pipeline is not aware of any material contingent liabilities with respect to compliance with applicable environmental laws and regulations.

        OTHER

        Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

6.      CAPITAL EXPENDITURE PROGRAM

        Total capital expenditures for 2000 are estimated to be $25 million. This includes approximately $10 million for Project 2000 (see Note 5) and approximately $13 million for renewals and replacements of the existing facilities. Funds required to meet the capital expenditures for 2000 are anticipated to be provided primarily from internal sources.

7.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   OPERATING       OPERATING      NET INCOME
        (IN THOUSANDS)           REVENUES, NET       INCOME      TO PARTNERS
        --------------------     -------------     ---------     -----------
        1999
              First Quarter          $73,635         $44,271       $30,315
              Second Quarter          73,022          43,788        28,933
              Third Quarter           73,925          44,017        29,127
              Fourth Quarter          77,765          45,335        30,185
        1998
              First Quarter          $47,504         $24,939       $20,262
              Second Quarter          48,851          27,509        24,844
              Third Quarter           49,121          28,829        26,945
              Fourth Quarter          51,124          32,384        28,180

8.      ACCOUNTING PRONOUNCEMENTS

        In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

        In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Northern Border Pipeline does not plan to adopt SFAS No. 133 early. Northern Border Pipeline believes that SFAS No. 133 will not have a material impact on its financial position or results of operations.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

9.      SUBSEQUENT EVENTS

        Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distribution computed for the fourth quarter of 1999 of approximately $30.9 million is payable February 2, 2000.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Northern Border Pipeline Company:

We have audited in accordance with generally accepted auditing standards, the financial statements of Northern Border Pipeline Company included in this Form 10-K and have issued our report thereon dated January 20, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Pipeline Company listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 20, 2000

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                                                   SCHEDULE II

                        NORTHERN BORDER PIPELINE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

Column A               Column B            Column C               Column D         Column E
---------------------------------------------------------------------------------------------
                                           Additions
                                     ----------------------      Deductions
                       Balance at    Charged to    Charged     For Purpose For
                       Beginning     Costs and     to Other    Which Reserves     Balance at
Description             of Year       Expenses     Accounts     Were Created      End of Year
---------------------------------------------------------------------------------------------
Reserve for
  regulatory issues
      1999              $6,726           $650        $--            $--              $7,376
      1998              $6,726           $ --        $--            $--              $6,726
      1997              $5,953           $773        $--            $--              $6,726