Form 10-Q
period 2000-03-31
TC PIPELINES LP
filed 2000-05-12
CIK 1075607

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000


                        Commission File Number: 000-26091
                                TC PIPELINES, LP
             (Exact name of registrant as specified in its charter)



                Delaware                                  52-2135448
-------------------------------                 ----------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer
or organization)                                Identification Number)


203, 110 Turnpike Road
Westborough, Massachusetts                                 01581
-------------------------------                  ----------------------------
(Address of principal executive offices)                 (Zip code)


                                 508-871-7046
                  --------------------------------------------
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of May 10, 2000 there were 14,690,694 of the registrant's common units outstanding.

                                TC PIPELINES, LP

                                TABLE OF CONTENTS

                                                                                             Page No.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements


              Statement of Income - Three months ended March 31, 2000                            3
              Balance Sheet - March 31, 2000 and December 31, 1999                               3
              Statement of Cash Flows - Three months ended March 31, 2000                        4
              Notes to Condensed Financial Statements                                            5

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

              Results of Operations of TC PipeLines, LP                                          7
              Liquidity and Capital Resources of TC PipeLines, LP                                7
              Results of Operations of Northern Border Pipeline Company                          9
              Liquidity and Capital Resources of Northern Border Pipeline Company               10

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                        12

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                                                  13




                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                TC PIPELINES, LP

                               STATEMENT OF INCOME

(UNAUDITED)                                                                                THREE MONTHS ENDED
(THOUSANDS OF DOLLARS, EXCEPT PER UNIT AMOUNT)                                                 MARCH 31, 2000
------------------------------------------------------------------------------------ ------------------------
EQUITY INCOME FROM INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY                                       8,623
GENERAL AND ADMINISTRATIVE EXPENSES                                                                       279
                                                                                     ------------------------
NET INCOME                                                                                              8,344
                                                                                     ------------------------
                                                                                     ------------------------
NET INCOME ALLOCATION
Common units                                                                                            6,864
Subordinated units                                                                                      1,313
General partner                                                                                           167
                                                                                     ------------------------
                                                                                                        8,344
                                                                                     ------------------------
                                                                                     ------------------------
NET INCOME PER UNIT                                                                                     $0.47
                                                                                     ------------------------
                                                                                     ------------------------
UNITS OUTSTANDING (THOUSANDS)                                                                          17,500
                                                                                     ------------------------
                                                                                     ------------------------

                                  BALANCE SHEET

                                                                               MARCH 31, 2000    December 31,
(THOUSANDS OF DOLLARS)                                                            (unaudited)            1999
------------------------------------------------------------------------- -------------------  --------------

ASSETS
Cash                                                                                    1,654             795
Investment in Northern Border Pipeline Company                                        249,812         250,450
                                                                          -------------------  --------------
                                                                                      251,466         251,245
                                                                          -------------------  --------------
                                                                          -------------------  --------------
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable                                                                       320             407
                                                                          -------------------  --------------
                                                                                          320             407
                                                                          -------------------  --------------
Partners' Capital
   Common units                                                                       208,827         208,573
   Subordinated units                                                                  37,296          37,248
   General partner                                                                      5,023           5,017
                                                                          -------------------  --------------
                                                                                      251,146         250,838
                                                                          -------------------  --------------
                                                                                      251,466         251,245
                                                                          -------------------  --------------
                                                                          -------------------  --------------

             See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                             STATEMENT OF CASH FLOWS


(UNAUDITED)                                                                                THREE MONTHS ENDED
(THOUSANDS OF DOLLARS)                                                                         MARCH 31, 2000
------------------------------------------------------------------------------------ ------------------------

CASH GENERATED FROM OPERATIONS
Net income                                                                                              8,344
Add/(Deduct):
Distributions received in excess of equity income                                                         638
Increase in operating working capital                                                                     (87)
                                                                                     ------------------------
                                                                                                        8,895
                                                                                     ------------------------

FINANCING ACTIVITIES
Distributions paid                                                                                     (8,036)
                                                                                     ------------------------
                                                                                                       (8,036)
                                                                                     ------------------------

INCREASE IN CASH                                                                                          859

CASH, BEGINNING OF PERIOD                                                                                 795
                                                                                     ------------------------

CASH, END OF PERIOD                                                                                     1,654
                                                                                     ------------------------
                                                                                     ------------------------


            See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (unaudited)

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

       Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as at March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three months ended March 31, 2000.

       The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

NOTE 2 FORMATION OF PARTNERSHIP
The Partnership commenced operations on May 28, 1999 when it issued 14,300,000 common units (11,500,000 to the public and 2,800,000 to an affiliate of the general partner) for net proceeds of $274.6 million, after deducting underwriters' fees of $15.0 million. These proceeds, along with 3,200,000 subordinated units, a 2% general partner interest and incentive distribution rights, were issued to TransCanada Border PipeLine Ltd. and TransCan Northern Ltd. (collectively, the predecessor companies), affiliates of the general partner, to acquire the predecessor companies' 30% general partner interest in Northern Border Pipeline Company.

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

         The holder of the general partner interest is entitled to receive 2% of total cash distributions until the MQD has been achieved, at which time it will have the right to receive incentive distributions. Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash after the MQD has been achieved.

NOTE 3 INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY
The Partnership owns a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), a partnership which owns a natural gas pipeline extending from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near Manhattan, Illinois. Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission. Northern Border Pipeline's accounting policies conform to United States generally accepted accounting principles, as applied in the case of regulated entities.

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                                TC PIPELINES, LP

         The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline, over which it is able to exercise significant influence. TC PipeLines' equity income for the three months ended March 31, 2000 represents 30% of the net income of Northern Border Pipeline for the same period.

         The following sets out summarized financial information for Northern Border Pipeline for the three months ended March 31, 2000 and as at March 31, 2000 and December 31, 1999. TC PipeLines has held its general partner interest since May 28, 1999.

(UNAUDITED)                                                                           Three months ended
(MILLIONS OF DOLLARS)                                                                     March 31, 2000
------------------------------------------------------------------------------- -------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                                                           76.2
Costs and expenses                                                                                (16.8)
Depreciation                                                                                      (14.8)
Financial charges and other                                                                       (15.9)
                                                                                -------------------------
Net income                                                                                         28.7
                                                                                -------------------------

                                                                       MARCH 31, 2000       December 31,
(MILLIONS OF DOLLARS)                                                     (unaudited)               1999
------------------------------------------------------------------ -------------------- -----------------
NORTHERN BORDER PIPELINE BALANCE SHEET
Cash and cash equivalents                                                        39.4              17.3
Other current assets                                                             38.4              33.8
Plant, property and equipment, net                                            1,713.6           1,731.4
Other assets                                                                     14.0              14.2
Current liabilities                                                           (113.1)            (116.7)
Reserves and deferred credits                                                  (10.5)             (10.7)
Long-term debt                                                                (849.1)            (834.5)
                                                                   -------------------- -----------------
Partners' capital                                                               832.7             834.8
                                                                   -------------------- -----------------

NOTE 4 CREDIT FACILITY
On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. At March 31, 2000, the Partnership had no amount outstanding under this credit facility.

NOTE 5 NET INCOME PER UNIT
Net income per unit is computed by dividing net income, after deduction of the general partner's allocation, by the number of common and subordinated units outstanding.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                TC PIPELINES, LP

RESULTS OF OPERATIONS OF TC PIPELINES, LP
TC PipeLines, LP (the Partnership) was formed by TransCanada PipeLines Limited (TransCanada) to acquire, own and participate in the management of United States based pipeline assets. On May 28, 1999, the Partnership issued 14,300,000 common units (11,500,000 to the public and 2,800,000 to an affiliate of the general partner) through its initial public offering for net proceeds of $274.6 million. The Partnership used the net proceeds from this offering, along with 3,200,000 subordinated units, an aggregate 2% general partner interest and incentive distribution rights, to acquire the collective 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline) previously held by TransCanada Border PipeLine Ltd. and TransCan Northern Ltd. (collectively, the predecessor companies), affiliates of the general partner, TC PipeLines GP, Inc. The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is not affiliated with TC PipeLines.

Subsequent to the initial public offering, the underwriters exercised a portion of their over-allotment option and purchased 390,694 additional common units for net proceeds of $7.5 million. The Partnership used these proceeds to redeem an equal number of subordinated units held by the general partner.

Currently, the only material asset of the Partnership is the 30% general partner interest in Northern Border Pipeline.

TC PipeLines, LP accounts for its interest in Northern Border Pipeline using the equity method of accounting. The Partnership's initial investment in Northern Border Pipeline was recorded at $241.7 million, the combined carrying values of the investment in Northern Border Pipeline as reflected in the accounts of the predecessor companies as at May 28, 1999. This amount equated to 30% of Northern Border Pipeline's partners' capital as at May 28, 1999.

Since the general partner interest in Northern Border Pipeline is currently the Partnership's only source of income, the Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline.

FIRST QUARTER 2000
For the three months ended March 31, 2000, TC PipeLines recorded $8.6 million of equity income from Northern Border Pipeline and incurred general and administrative expenses of $0.3 million, resulting in net income of $8.3 million for the first quarter of 2000.

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

FIRST QUARTER 2000
On February 14, 2000, TC PipeLines paid a cash distribution of $0.45 per unit for the three months ended December 31, 1999 to unitholders of record as of January 31, 2000. This cash distribution, totaling $8.0 million, was paid out in the following manner: $6.6 million to common unitholders, $1.2 million to the general partner as holder of the subordinated units, and $0.2 million to the general partner in respect of its 2% general partner interest.

The Partnership funded this cash distribution with its share of Northern Border Pipeline's fourth quarter 1999 cash distribution.

On April 17, 2000, the board of directors of the general partner declared a cash distribution of $0.45 per unit for the three months ended March 31, 2000, which is payable on May 15, 2000 to unitholders of record as of April 28, 2000. This will amount to a cash distribution totaling $8.0 million, which will be paid out in the following manner: $6.6 million to common unitholders, $1.2 million to the general partner as holder of the subordinated units, and $0.2 million to the general partner in respect of its 2% general partner interest.

The Partnership will fund this cash distribution with its share of Northern Border Pipeline's first quarter 2000 cash distribution.

CREDIT FACILITY
On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The credit facility bears interest at a London Interbank Offered Rate plus 1.25%. The purpose of the revolving credit facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At March 31, 2000, the Partnership had no amount outstanding under this credit facility.

CAPITAL REQUIREMENTS
To the extent TC PipeLines has any capital requirements with respect to its investment in Northern Border Pipeline or makes acquisitions in 2000, TC PipeLines expects to finance these requirements with debt and/or equity.

NORTHERN BORDER PIPELINE CASH DISTRIBUTION POLICY
In accordance with Northern Border Pipeline's cash distribution policy, a distribution for the fourth quarter ending December 31, 1999 was paid on February 2, 2000. TC PipeLines, LP received $9.3 million, representing 30% of that cash distribution.

In accordance with Northern Border Pipeline's cash distribution policy, a distribution for the first quarter ending March 31, 2000 was paid on May 2, 2000. TC PipeLines, LP received $10.0 million, representing 30% of that cash distribution.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE COMPANY
The following sets out summarized financial information for Northern Border Pipeline for the three months ended March 31, 2000 and as at March 31, 2000 and December 31, 1999. TC PipeLines, LP has held its 30% general partner interest since May 28, 1999.

(UNAUDITED)                                                                           THREE MONTHS ENDED
(MILLIONS OF DOLLARS)                                                                     MARCH 31, 2000
--------------------------------------------------------------------------------------------------------

NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                                                           76.2
Costs and expenses                                                                                (16.8)
Depreciation                                                                                      (14.8)
Financial charges and other                                                                       (15.9)
                                                                                -------------------------
Net income                                                                                         28.7
                                                                                -------------------------

                                                                       MARCH 31, 2000       December 31,
(MILLIONS OF DOLLARS)                                                     (unaudited)               1999
---------------------------------------------------------------------------------------------------------

NORTHERN BORDER PIPELINE BALANCE SHEET
Cash and cash equivalents                                                        39.4              17.3
Other current assets                                                             38.4              33.8
Plant, property and equipment, net                                            1,713.6           1,731.4
Other assets                                                                     14.0              14.2
Current liabilities                                                            (113.1)           (116.7)
Reserves and deferred credits                                                   (10.5)            (10.7)
Long-term debt                                                                 (849.1)           (834.5)
                                                                   -------------------- -----------------
Partners' capital                                                               832.7             834.8
                                                                   -------------------- -----------------


Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission (FERC) regulated tariff that provides an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline may collect from its shippers declines as the rate base is recovered. Billings for the firm transportation agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999
Revenues increased $2.6 million (4%) for the first quarter of 2000, as compared to the same period in 1999, due primarily to recovery of increased depreciation expense and interest expense.

Depreciation expense increased $2.1 million (16%) for the first quarter of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant from 2.0% to 2.3%. The increase in the depreciation rate was approved as part of a previous rate case settlement.

Financial charges and other consists of interest expense, net and other income.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

Interest expense increased $1.9 million (13%) for the first quarter of 2000, as compared to the same period in 1999, due primarily to an increase in interest rates between 1999 and 2000.


LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

GENERAL
In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (Senior Notes). The proceeds from the Senior Notes were used to reduce indebtedness under a June 1997 credit agreement.

In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions. The Pipeline Credit Agreement is comprised of a term loan and a $200 million five-year revolving credit facility, both maturing in June 2002. At March 31, 2000, $439.0 million was outstanding under the term loan and $15.0 million was outstanding under the five-year revolving credit facility.

At March 31, 2000, Northern Border Pipeline also had outstanding $250 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million mature in August 2000. Northern Border Pipeline anticipates borrowing on the revolving credit facility to repay the Series A Notes.

Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES
Cash flows provided by operating activities increased $1.2 million to $38.4 million for the first quarter of 2000, as compared to the same period in 1999, primarily due to recovery of increased depreciation and amortization expense and the billings collected subject to refund related to Northern Border Pipeline's current rate proceeding. These increases were partially offset by a reduction in working capital primarily due to a decrease in accrued interest. Interest on the Senior Notes is payable semi-annually in March and September.

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of $0.4 million for the first quarter of 2000 are primarily related to Project 2000, an expansion and 34-mile extension of Northern Border Pipeline's existing natural gas pipeline system. For the comparable period in 1999, capital expenditures were $57.3 million and included $51.9 for The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998. The remaining capital expenditures for 1999 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2000 are estimated to be $27 million, including $15 million for Project 2000. The remaining capital expenditures planned for 2000 are for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources and borrowing on the revolving credit facility.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

                                TC PIPELINES, LP

CASH FLOWS FROM FINANCING ACTIVITIES
Cash flows used in financing activities were $16.0 million for the first quarter of 2000 as compared to cash flows provided by financing activities of $27.0 million for the first quarter of 1999. Distributions paid to the general partners decreased $7.1 million to $30.9 million for the first quarter of 2000 as compared to the same period of 1999. The distribution for 1999 included distributions for four months activity, rather than three months, resulting from a change in the timing of distribution payments. Borrowings under the Pipeline Credit Agreement decreased $50 million for the first quarter of 2000 as compared to the same period in 1999. Borrowings in 1999 were used to finance a portion of the capital expenditures for The Chicago Project.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report are forward-looking and relate to, among other things, anticipated financial performance, business prospects and strategies. Forward-looking information typically contains statements with words such as "anticipate," "believe," "estimate," "expect," "plan," "target," or similar words suggesting future outcomes. By their nature, such statements are subject to various risks and uncertainties that could cause TC PipeLines, LP's actual results and experience to differ materially from the anticipated results. Such risks and uncertainties include, but are not limited to: regulatory decisions, particularly those of the Federal Energy Regulatory Commission; future demand for natural gas; cost of acquisitions, including related debt service payments; tariff and transportation charges to be collected by Northern Border Pipeline for transportation services on the Northern Border pipeline system; overcapacity in the industry; and prevailing economic conditions, particularly conditions of the capital and equity markets. For further information on additional risks and uncertainties, you are advised to consult TC PipeLines, LP's 1999 Form 10-K under the heading "Forward-Looking Information."

                    PART I. FINANCIAL INFORMATION (CONCLUDED)

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                TC PIPELINES, LP


For the three months ended March 31, 2000, TC PipeLines, LP has not entered into any forms of financial instruments that are market risk sensitive, either for trading or non-trading purposes. Therefore, TC PipeLines, LP is not exposed to any interest rate risk, market price risk, or foreign exchange risk, except to the extent that its 30% general partner interest in Northern Border Pipeline exposes the Partnership to the market risks disclosed below.

Northern Border Pipeline's interest rate exposure results from its variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline maintains a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to manage the portion of its fixed rate debt. Since December 31, 1999, there has not been any material change to Northern Border Pipeline's interest rate exposure.

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


                                 TC PIPELINES, LP
                                 (a Delaware Limited Partnership)

                                 By: TC PipeLines GP, Inc., its general partner

                                 By: /s/  Theresa Jang
                                    -------------------------------------------
Date:  May 12, 2000                  Theresa Jang
                                     Controller