Form 10-Q
period 2000-06-30
TC PIPELINES LP
filed 2000-08-11
CIK 1075607

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

                        Commission File Number: 000-26091

                                TC PIPELINES, LP
             (Exact name of registrant as specified in its charter)

                 Delaware                                     52-2135448
---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                          Identification Number)


     110 Turnpike Road, Suite 203
      Westborough, Massachusetts                                 01581
---------------------------------------                 ----------------------
(Address of principal executive offices)                      (Zip code)

                                  508-871-7046
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No  [  ]

     As of August 11, 2000 there were 14,690,694 of the registrant's common units outstanding.

                                TC PIPELINES, LP

                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

             Statement of Income - Three and six months ended
               June 30, 2000 and period May 28 - June 30, 1999          3

             Balance Sheet - June 30, 2000 and December 31, 1999        3

             Statement of Cash Flows - Six months ended
               June 30, 2000 and period May 28 - June 30, 1999          4

             Notes to Condensed Financial Statements                    5

    ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

             Recent Developments                                        8

             Results of Operations of TC PipeLines, LP                  8

             Liquidity and Capital Resources of TC PipeLines, LP       10

             Results of Operations of Northern Border
               Pipeline Company                                        11

             Liquidity and Capital Resources of Northern Border
               Pipeline Company                                        14

    ITEM 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                             16

PART II.  OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K                          17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                TC PIPELINES, LP

                               STATEMENT OF INCOME



(UNAUDITED)
(THOUSANDS OF DOLLARS, EXCEPT                Three months ended        Six months ended            May 28 (1) -
  PER UNIT AMOUNTS)                               June 30, 2000           June 30, 2000           June 30, 1999
---------------------------------------------------------------------------------------------------------------
EQUITY INCOME FROM INVESTMENT IN
  NORTHERN BORDER PIPELINE COMPANY                        8,824                  17,447                   3,130
GENERAL AND ADMINISTRATIVE EXPENSES                         291                     570                     144
                                                         ------                  ------                  ------
NET INCOME                                                8,533                  16,877                   2,986
                                                         ------                  ------                  ------
                                                         ------                  ------                  ------

NET INCOME ALLOCATION
Common units                                              7,020                  13,884                   2,456
Subordinated units                                        1,342                   2,655                     470
General partner                                             171                     338                      60
                                                         ------                  ------                  ------
                                                          8,533                  16,877                   2,986
                                                         ------                  ------                  ------
                                                         ------                  ------                  ------

NET INCOME PER UNIT                                       $0.48                   $0.95                   $0.17
                                                         ------                  ------                  ------
                                                         ------                  ------                  ------

UNITS OUTSTANDING (THOUSANDS)                            17,500                  17,500                  17,500
                                                         ------                  ------                  ------
                                                         ------                  ------                  ------

                                  BALANCE SHEET

                                                  June 30, 2000        December 31,
(THOUSANDS OF DOLLARS)                              (unaudited)                1999
-----------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                    3,313                 795
                                                        -------             -------
                                                          3,313                 795
                                                        -------             -------

Investment in Northern Border Pipeline Company          248,601             250,450
Deferred Amounts                                             45                 -
                                                        -------             -------
                                                        251,959             251,245
                                                        -------             -------
                                                        -------             -------

-----------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Accounts payable                                          315                 407
                                                        -------             -------
                                                            315                 407
                                                        -------             -------
Partners' Capital
  Common units                                          209,236             208,573
  Subordinated units                                     37,375              37,248
  General partner                                         5,033               5,017
                                                        -------             -------
                                                        251,644             250,838
                                                        -------             -------
                                                        251,959             251,245
                                                        -------             -------
                                                        -------             -------

(1)  Commencement of operations

See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                             STATEMENT OF CASH FLOWS



(UNAUDITED)                                              Six months ended          May 28 (1) -
(THOUSANDS OF DOLLARS)                                      June 30, 2000         June 30, 1999
-----------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                         16,877                 2,986
Add/(Deduct):
Distributions received in excess of equity income                   1,849                (3,130)
(Increase)/decrease in operating working capital                      (92)                  144
                                                                  -------                ------
                                                                   18,634                   -
                                                                  -------                ------

INVESTING ACTIVITIES
Deferred amounts                                                      (45)                  -
                                                                  -------                ------
                                                                      (45)                  -
                                                                  -------                ------

FINANCING ACTIVITIES
Distributions paid                                                (16,071)                  -
Due to affiliate                                                      -                     300
                                                                  -------                ------
                                                                  (16,071)                  300
                                                                  -------                ------

INCREASE IN CASH                                                    2,518                   300
CASH, BEGINNING OF PERIOD                                             795                   -
                                                                  -------                ------

CASH, END OF PERIOD                                                 3,313                   300
                                                                  -------                ------
                                                                  -------                ------


(1)  Commencement of operations

See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


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

     Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations for the three and six months ended June 30, 2000 and the period May 28 to June 30, 1999, the financial position as at June 30, 2000 and December 31, 1999 and the cash flows for the six months ended June 30, 2000 and the period May 28 to June 30, 1999.

     The results of operations for the three and six months ended June 30, 2000 and the period May 28 to June 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

                                TC PIPELINES, LP


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

     The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline, over which it is able to exercise significant influence. TC PipeLines' equity income for the three and six months ended June 30, 2000 and the period May 28 to June 30, 1999 represents 30% of the net income of Northern Border Pipeline for the same periods.

     The following sets out summarized financial information for Northern Border Pipeline for the three and six months ended June 30, 2000 and the period May 28 to June 30, 1999 and as at June 30, 2000 and December 31, 1999. TC PipeLines has held its general partner interest since May 28, 1999.


(UNAUDITED)                                        Three months ended         Six months ended            May 28 -
(MILLIONS OF DOLLARS)                                   June 30, 2000            June 30, 2000       June 30, 1999
------------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                         77.3                    153.6                27.6
Costs and expenses                                              (18.5)                   (35.3)               (6.3)
Depreciation                                                    (14.5)                   (29.4)               (4.9)
Financial charges and other                                     (14.9)                   (30.8)               (6.0)
                                                                 ----                    -----                ----
Net income                                                       29.4                     58.1                10.4
                                                                 ----                    -----                ----
                                                                 ----                    -----                ----

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                                TC PIPELINES, LP



                                           June 30, 2000      December 31,
(MILLIONS OF DOLLARS)                         (unaudited)             1999
--------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
Cash and cash equivalents                           36.2              17.3
Other current assets                                36.8              33.8
Plant, property and equipment, net               1,702.7           1,731.4
Other assets                                        13.8              14.2
Current liabilities                               (126.4)           (116.7)
Reserves and deferred credits                      (10.5)            (10.7)
Long-term debt                                    (823.9)           (834.5)
                                                 -------           -------
Partners' capital                                  828.7             834.8
                                                 -------           -------
                                                 -------           -------

NOTE 4   CREDIT FACILITY

On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. At June 30, 2000, the Partnership had no amount outstanding under this credit facility.

NOTE 5   NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the general partner's allocation, by the number of common and subordinated units outstanding.

NOTE 6   ACQUISITION

On July 19, 2000, a subsidiary of TC PipeLines entered into an agreement to purchase a 49% general partner interest in Tuscarora Gas Transmission Company from an indirect subsidiary of TransCanada PipeLines Limited for $28 million. TransCanada will retain a 1% general partner interest in Tuscarora. The remaining 50% interest is held by Sierra Pacific Resources. The transaction is expected to close in the third quarter of 2000, subject to customary closing conditions.

     TC PipeLines plans to finance the acquisition with a combination of cash on hand and third party debt. The Partnership expects to enter into a three-year credit facility under which the Partnership would be able to borrow up to an aggregate principal amount of $30 million.

     The Partnership plans to use the equity method of accounting for its investment in Tuscarora.

     Tuscarora owns a 229-mile, 20-inch diameter interstate pipeline that transports natural gas from Malin, Oregon, where it interconnects with facilities of PG&E Gas Transmission - Northwest, to the Reno, Nevada area. Tuscarora is regulated by the FERC and is subject to the FERC's rules, regulations and accounting procedures.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                TC PIPELINES, LP


RECENT DEVELOPMENTS

ACQUISITION

On July 19, 2000, a subsidiary of TC PipeLines, LP (TC PipeLines or the Partnership) entered into an agreement to purchase a 49% general partner interest in Tuscarora Gas Transmission Company (Tuscarora) from an indirect subsidiary of TransCanada PipeLines Limited (TransCanada) for $28 million. TransCanada will retain a 1% general partner interest in Tuscarora. The remaining 50% interest is held by Sierra Pacific Resources. The transaction is expected to close in the third quarter of 2000, subject to customary closing conditions.

TC PipeLines plans to finance the acquisition with a combination of cash on hand and third party debt. The Partnership expects to enter into a three-year credit facility under which the Partnership would be able to borrow up to an aggregate principal amount of $30 million.

Tuscarora owns a 229-mile, 20-inch diameter interstate pipeline that transports natural gas from Malin, Oregon, where it interconnects with facilities of PG&E Gas Transmission - Northwest, to the Reno, Nevada area. Tuscarora is regulated by the Federal Energy Regulatory Commission (FERC) and is subject to the FERC's rules, regulations and accounting procedures.

RESULTS OF OPERATIONS OF TC PIPELINES, LP

TC PipeLines was formed by TransCanada to acquire, own and participate in the management of United States based pipeline assets. On May 28, 1999, the Partnership issued 14,300,000 common units (11,500,000 to the public and 2,800,000 to an affiliate of the general partner) through its initial public offering for net proceeds of $274.6 million. The Partnership used the net proceeds from this offering, along with 3,200,000 subordinated units, an aggregate 2% general partner interest and incentive distribution rights, to acquire the collective 30% general partner interest in Northern Border Pipeline previously held by TransCanada Border PipeLine Ltd. and TransCan Northern Ltd. (collectively, the predecessor companies), affiliates of the general partner, TC PipeLines GP, Inc. The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is not affiliated with TC PipeLines.

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

SECOND QUARTER 2000 COMPARED WITH PERIOD MAY 28 TO JUNE 30, 1999

Equity income from the Partnership's investment in Northern Border Pipeline increased $5.7 million to $8.8 million for the three months ended June 30, 2000, compared to equity income of $3.1 million for the period from May 28 to June 30, 1999. The increase in equity income reflects a full three months of activity in the second quarter of 2000, compared to approximately one month of activity in the second quarter of 1999. (TC PipeLines acquired its 30% general partner interest in Northern Border Pipeline on May 28, 1999). In addition, equity income is higher due to income earned from third-party usage of capacity on Northern Border Pipeline's microwave system. This is partially offset by a decrease in equity income due to a decline in Northern Border Pipeline's rate base in 2000 compared to 1999.

TC PipeLines reported general and administrative expense of $0.3 million for the three months ended June 30, 2000 compared to $0.1 million for the period from May 28 to June 30, 1999. The Partnership began operations on May 28, 1999 and therefore, was only in operation for approximately one month in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH PERIOD MAY 28 TO JUNE 30, 1999

Equity income from the Partnership's investment in Northern Border Pipeline was $17.4 million for the first half of 2000, compared to $3.1 million for the period from May 28 to June 30, 1999. The $14.3 million increase in equity income reflects a full six months of activity in the first half of 2000 compared to approximately one month of activity in the first half of 1999.
(TC PipeLines acquired its 30% general partner interest in Northern Border Pipeline on May 28, 1999.) In addition, equity income is higher due to income earned from third-party usage of capacity on Northern Border Pipeline's microwave system. This is partially offset by a decrease in equity income due to a decline in Northern Border Pipeline's rate base in 2000 compared to 1999.

TC PipeLines incurred general and administrative expense of $0.6 million for the first half of 2000, compared to $0.1 million for the period from May 28 to June 30, 1999. The Partnership began operations on May 28, 1999 and therefore, was only in operation for approximately one month in the first half of 1999.

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

SECOND QUARTER 2000

On May 15, 2000, TC PipeLines paid a cash distribution of $0.45 per unit for the three months ended March 31, 2000 to unitholders of record as of April 28, 2000. This cash distribution, totaling $8.0 million, was paid out in the following manner: $6.6 million to common unitholders, $1.2 million to the general partner as holder of the subordinated units, and $0.2 million to the general partner in respect of its 2% general partner interest.

The Partnership funded this cash distribution with the $10.0 million cash distribution it received from Northern Border Pipeline on May 2, 2000. The distribution from Northern Border Pipeline related to the first quarter ended March 31, 2000 and was calculated and paid in accordance with Northern Border Pipeline's cash distribution policy.

On July 19, 2000, the board of directors of the general partner declared a cash distribution of $0.45 per unit for the three months ended June 30, 2000, which is payable on August 14, 2000 to unitholders of record as of July 31, 2000. This will amount to a cash distribution totaling $8.0 million, which will be paid out in the following manner: $6.6 million to common unitholders, $1.2 million to the general partner as holder of the subordinated units, and $0.2 million to the general partner in respect of its 2% general partner interest.

The Partnership will fund this cash distribution with the $10.2 million cash distribution it received from Northern Border Pipeline on August 2, 2000. The distribution from Northern Border Pipeline related to the second quarter ended June 30, 2000 and was calculated and paid in accordance with Northern Border Pipeline's cash distribution policy.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


CREDIT FACILITY

On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The credit facility bears interest at a London Interbank Offered Rate plus 1.25%. The purpose of the revolving credit facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At June 30, 2000, the Partnership had no amount outstanding under this credit facility.

CAPITAL REQUIREMENTS

TC PipeLines plans to finance the proposed acquisition of a 49% interest in Tuscarora with a combination of cash on hand and third party debt as described under the heading "Recent Developments - Acquisition." To the extent TC PipeLines has any capital requirements with respect to its investment in Northern Border Pipeline or makes further acquisitions in 2000, TC PipeLines expects to finance these requirements with debt and/or equity.

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE COMPANY

The following sets out summarized financial information for Northern Border Pipeline for the three and six months ended June 30, 2000 and 1999 and as at June 30, 2000 and December 31, 1999. TC PipeLines, LP has held its 30% general partner interest since May 28, 1999.


                                                 Three months ended   Six months ended
                                                            June 30,          June 30,
(UNAUDITED)                                      -------------------------------------
(MILLIONS OF DOLLARS)                             2000      1999       2000       1999
--------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                          77.3      73.0      153.6      146.7
Costs and expenses                               (18.5)    (16.3)     (35.3)     (32.9)
Depreciation                                     (14.5)    (12.9)     (29.4)     (25.7)
Financial charges and other                      (14.9)    (14.8)     (30.8)     (28.8)
                                                  ----      ----      -----      -----
Net income                                        29.4      29.0       58.1       59.3
                                                  ----      ----      -----      -----
                                                  ----      ----      -----      -----

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

                                            June 30, 2000      December 31,
(MILLIONS OF DOLLARS)                         (unaudited)              1999
---------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
Cash and cash equivalents                            36.2              17.3
Other current assets                                 36.8              33.8
Plant, property and equipment, net                1,702.7           1,731.4
Other assets                                         13.8              14.2
Current liabilities                                (126.4)           (116.7)
Reserves and deferred credits                       (10.5)            (10.7)
Long-term debt                                     (823.9)           (834.5)
                                                  -------           -------
Partners' capital                                   828.7             834.8
                                                  -------           -------
                                                  -------           -------

Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. Northern Border Pipeline transports gas under a FERC regulated tariff that provides an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline may collect from its shippers declines as the rate base is recovered. Billings for the firm transportation agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund. In June 2000, Northern Border Pipeline reached an agreement in principle with a majority of its customers and the FERC staff to settle the issues in the rate case. Terms of the settlement are confidential until a stipulation and agreement is finalized by the parties and filed with the FERC for approval. For the three month and six month periods ending June 30, 2000, respectively, Northern Border Pipeline recorded a $6.7 million and $13.5 million provision for rate refunds, which reflects the anticipated refund obligation to its customers. The provision for rate refunds is netted against operating revenues on the statement of income. While the parties in the rate case are meeting to finalize the stipulation and agreement, TC PipeLines can give no assurance whether it will be filed and subsequently approved by the FERC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

Operating revenues, net increased $4.3 million (6%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to recovery of increased operations and maintenance expense, depreciation and amortization expense and interest expense.

Costs and expenses consist of operations and maintenance expenses and taxes other than income.

Operations and maintenance expense increased $1.9 million (21%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to expenses incurred in connection with Northern Border Pipeline's pending rate case as well as increased administrative expenses for the pipeline.

Depreciation and amortization expense increased $1.6 million (13%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant from 2.0% to 2.3%. The increase in the depreciation rate was approved as part of a previous rate case settlement.

Financial charges and other consists of interest expense and other income.

Interest expense increased $1.8 million (13%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to an increase in interest rates between 1999 and 2000.

Other income increased $1.8 million for the second quarter of 2000, as compared to the same period in 1999, due primarily to income earned from third-party usage of capacity on Northern Border Pipeline's microwave system.

SIX MONTHS JUNE 30, 2000 COMPARED WITH SIX MONTHS JUNE 30, 1999

Operating revenues, net increased $6.9 million (5%) for the first half of 2000, as compared to the same period in 1999, due primarily to recovery of increased operations and maintenance expense, depreciation and amortization expense and interest expense.

Costs and expenses consist of operations and maintenance expenses and taxes other than income.

Operations and maintenance expense increased $1.9 million (10%) for the first half of 2000, as compared to the same period in 1999, due primarily to expenses incurred in connection with Northern Border Pipeline's pending rate case as well as increased administrative expenses for the pipeline.

Depreciation and amortization expense increased $3.7 million (14%) for the first half of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant from 2.0% to 2.3%. The increase in the depreciation rate was approved as part of a previous rate case settlement.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


Financial charges and other consists of interest expense and other income.

Interest expense increased $3.7 million (13%) for the first half of 2000, as compared to the same period in 1999, due primarily to an increase in interest rates between 1999 and 2000.

Other income increased $1.7 million for the first half of 2000, as compared to the same period in 1999, due primarily to income earned from third-party usage of capacity on Northern Border Pipeline's microwave system.

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

In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions. The Pipeline Credit Agreement is comprised of a term loan and a $200 million five-year revolving credit facility, both maturing in June 2002. At June 30, 2000, $429.0 million was outstanding under the term loan. No funds were outstanding under the revolving credit facility.

At June 30, 2000, Northern Border Pipeline also had outstanding $250 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million mature in August 2000. Northern Border Pipeline anticipates borrowing on the revolving credit facility to repay the Series A Notes.

Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased $14.0 million to $97.3 million for the first half of 2000, as compared to the same period in 1999, primarily due to recovery of increased depreciation and amortization expense and the billings collected subject to refund related to Northern Border Pipeline's current rate proceeding.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

                                TC PIPELINES, LP


CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures of $3.8 million for the first half of 2000 included $2.3 million for Project 2000, an expansion and 34-mile extension of Northern Border Pipeline's existing natural gas pipeline system expected to be placed in service in November 2001. The capital expenditures for Project 2000 are estimated to be approximately $94 million. For the comparable period in 1999, capital expenditures were $77.0 million and included $70.4 for The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998. The remaining capital expenditures for 2000 and 1999 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2000 are estimated to be $21 million, including $10 million for Project 2000. The remaining capital expenditures planned for 2000 are for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources and borrowing on the revolving credit facility.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities were $74.6 million for the first half of 2000, as compared to $17.8 million for the same period in 1999. Distributions paid to the general partners decreased $3.5 million to $64.3 million for the first half of 2000 as compared to the same period of 1999. The distribution for 1999 included seven months' activity, rather than six months, resulting from a change in the timing of distribution payments. Borrowings under the Pipeline Credit Agreement decreased $50 million for the first half of 2000 as compared to the same period in 1999. Borrowings in 1999 were used to finance a portion of the capital expenditures for The Chicago Project. Repayments on the Pipeline Credit Agreement increased $10.0 million for the first half of 2000 as compared to the same period in 1999.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report are forward-looking and relate to, among other things, anticipated financial performance, business prospects and strategies. Forward-looking information typically contains statements with words such as "anticipate," "believe," "estimate," "expect," "plan," "target," or similar words suggesting future outcomes. By their nature, such statements are subject to various risks and uncertainties that could cause TC PipeLines, LP's actual results and experience to differ materially from the anticipated results. Such risks and uncertainties include, but are not limited to: TC PipeLines, LP's success in completing the acquisition of a 49% interest in Tuscarora Gas Transmission Company, regulatory decisions, particularly those of the FERC, including Northern Border Pipeline's efforts to finalize settlement of its current rate case; future demand for natural gas; cost of acquisitions, including related debt service payments; tariff and transportation charges to be collected by Northern Border Pipeline for transportation services on the Northern Border pipeline system; overcapacity in the industry; and prevailing economic conditions, particularly conditions of the capital and equity markets. TC PipeLines, LP cannot give any assurance that the Partnership will be able to complete the proposed Tuscarora acquisition or any other future acquisitions on economically and operationally acceptable terms and that any future acquisitions will not be dilutive to earnings and operating surplus.

                    PART I. FINANCIAL INFORMATION (CONCLUDED)

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                TC PIPELINES, LP


For the three and six months ended June 30, 2000 and the period May 28 to June 30, 1999, TC PipeLines, LP has not entered into any forms of financial instruments that are market risk sensitive, either for trading or non-trading purposes. Therefore, TC PipeLines, LP is not exposed to any interest rate risk, market price risk, or foreign exchange risk, except to the extent that its 30% general partner interest in Northern Border Pipeline exposes the Partnership to the market risks disclosed below.

Northern Border Pipeline's interest rate exposure results from the portion of its debt portfolio that is subject to variable rates. To mitigate potential fluctuations in interest rates, Northern Border Pipeline maintains a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to manage its level of exposure to interest rate changes. Since December 31, 1999, there has not been any material change in Northern Border Pipeline's interest rate exposure.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                TC PIPELINES, LP


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


                                      TC PIPELINES, LP
                                      (a Delaware Limited Partnership)

                                      By: TC PipeLines GP, Inc.,
                                          its general partner

                                      By: /s/ Theresa Jang
                                          ------------------------------------
Date:  August 11, 2000                        Theresa Jang
                                              Controller