Form 10-Q
period 2000-09-30
TC PIPELINES LP
filed 2000-11-13
CIK 1075607

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

                        Commission File Number: 000-26091
                                TC PIPELINES, LP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   52-2135448
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

 110 TURNPIKE ROAD, SUITE 203
   WESTBOROUGH, MASSACHUSETTS                         01581
 ----------------------------                      ----------
     (Address of principal                         (Zip code)
       executive offices)

                                  508-871-7046
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     As of September 30, 2000 there were 14,690,694 of the registrant's common units outstanding.

                                TC PIPELINES, LP

                                TABLE OF CONTENTS

                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Statement of Income - Three and nine months ended September 30, 2000, three months ended September 30, 1999 and period May 28 to
                  September 30, 1999                                                             3
              Balance Sheet - September 30, 2000 and December 31, 1999                           4
              Statement of Cash Flows - Nine months ended September 30, 2000 and period
                  May 28 to September 30, 1999                                                   5
              Notes to Condensed Financial Statements                                            6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

              Results of Operations of TC PipeLines, LP                                         10
              Liquidity and Capital Resources of TC PipeLines, LP                               12
              Results of Operations of Northern Border Pipeline Company                         15
              Liquidity and Capital Resources of Northern Border Pipeline Company               17

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                        20

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                                                  21

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                TC PIPELINES, LP

                               STATEMENT OF INCOME

(UNAUDITED)                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------     NINE MONTHS ENDED        May 28 (1) -
(THOUSANDS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)               2000               1999     SEPTEMBER 30, 2000   September 30,1999
--------------------------------------------------------------------------------------------------------------------------------
EQUITY INCOME FROM INVESTMENT IN NORTHERN
   BORDER PIPELINE COMPANY                                 10,288              8,738               27,735              11,868
EQUITY INCOME FROM INVESTMENT IN TUSCARORA GAS
   TRANSMISSION COMPANY                                       226                  -                  226                   -
GENERAL AND ADMINISTRATIVE EXPENSES                          (448)              (239)              (1,018)               (383)
FINANCIAL CHARGES AND OTHER                                   (86)                 -                  (86)                  -
                                                     --------------------------------------------------------------------------
NET INCOME                                                  9,980              8,499               26,857              11,485
                                                     --------------------------------------------------------------------------
                                                     --------------------------------------------------------------------------

NET INCOME ALLOCATION
Common units                                                8,211              6,992               22,095               9,448
Subordinated units                                          1,570              1,337                4,225               1,807
General partner                                               199                170                  537                 230
                                                     --------------------------------------------------------------------------
                                                            9,980              8,499               26,857              11,485
                                                     --------------------------------------------------------------------------
                                                     --------------------------------------------------------------------------

NET INCOME PER UNIT                                         $0.56              $0.48                $1.50               $0.64
                                                     --------------------------------------------------------------------------
                                                     --------------------------------------------------------------------------

UNITS OUTSTANDING (THOUSANDS)                              17,500             17,500               17,500              17,500
                                                     --------------------------------------------------------------------------
                                                     --------------------------------------------------------------------------

(1)      Commencement of operations

See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                                  BALANCE SHEET

                                                                        SEPTEMBER 30, 2000    December 31, 1999
(THOUSANDS OF DOLLARS)                                                         (unaudited)
---------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                                              2,921                 795
                                                                        ---------------------------------------
                                                                                     2,921                 795

Investment in Northern Border Pipeline Company                                     248,735             250,450
Investment in Tuscarora Gas Transmission Company                                    27,161                   -
                                                                        ---------------------------------------
                                                                                   278,817             251,245
                                                                        ---------------------------------------
                                                                        ---------------------------------------

---------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Accounts payable                                                                    729                 407
   Distributions payable                                                             8,550                   -
                                                                        ---------------------------------------
                                                                                     9,279                 407
                                                                        ---------------------------------------

Long-Term Debt                                                                      24,500                   -

Partners' Capital
   Common units                                                                    203,858             208,573
   Subordinated units                                                               36,346              37,248
   General partner                                                                   4,834               5,017
                                                                        ---------------------------------------
                                                                                   245,038             250,838
                                                                        ---------------------------------------
                                                                                   278,817             251,245
                                                                        ---------------------------------------
                                                                        ---------------------------------------


See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                             STATEMENT OF CASH FLOWS

(UNAUDITED)                                                        NINE MONTHS ENDED         May 28 (1) -
(THOUSANDS OF DOLLARS)                                            SEPTEMBER 30, 2000    September 30,1999
----------------------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                                   26,857              11,485
Add/(Deduct):
Distributions received in excess of/(less than)
     equity income                                                            2,989              (8,518)
Decrease in operating working capital                                           322                 279
                                                                  ----------------------------------------
                                                                             30,168               3,246
                                                                  ----------------------------------------
INVESTING ACTIVITIES
Investment in Tuscarora Gas Transmission Company                            (28,435)                  -
                                                                  ----------------------------------------
                                                                            (28,435)                  -
                                                                  ----------------------------------------
FINANCING ACTIVITIES
Distributions paid                                                          (24,107)             (3,002)
Long-term debt issued                                                        24,500                   -
Due to affiliate                                                                 -                  300
Common units issued                                                              -                7,501
Subordinated units redeemed                                                      -               (7,501)
                                                                  ----------------------------------------
                                                                                393              (2,702)
                                                                  ----------------------------------------

INCREASE IN CASH                                                              2,126                 544

CASH, BEGINNING OF PERIOD                                                       795                   -
                                                                  ----------------------------------------
CASH, END OF PERIOD                                                           2,921                 544
                                                                  ----------------------------------------
                                                                  ----------------------------------------

(1) Commencement of operations

See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1    BASIS OF PRESENTATION

TC PipeLines, LP, a Delaware limited partnership, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership, a Delaware limited partnership, and TC Tuscarora Intermediate Limited Partnership, a Delaware limited partnership, are collectively referred to herein as TC PipeLines or the Partnership.

The financial statements have been prepared by management in accordance with United States generally accepted accounting principles. Amounts are stated in United States dollars.

Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations for the three and nine months ended September 30, 2000, the three months ended September 30, 1999 and the period May 28 to September 30, 1999, the financial position as at September 30, 2000 and December 31, 1999 and the cash flows for the nine months ended September 30, 2000 and the period May 28 to September 30, 1999.

The results of operations for the three and nine months ended September 30, 2000, the three months ended September 30, 1999 and the period May 28 to September 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

                                TC PIPELINES, LP


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

NOTE 3    INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY

On September 1, 2000, TC PipeLines completed its acquisition of a 49% general partner interest in Tuscarora Gas Transmission Company (Tuscarora) for a purchase price of $28 million. TC PipeLines financed the acquisition with a combination of cash on hand and third party debt (see Note 6). The Partnership uses the equity method of accounting for its investment in Tuscarora, over which it is able to exercise significant influence.

Tuscarora owns a 229-mile, 20-inch diameter interstate pipeline system that transports natural gas from Malin, Oregon, where it interconnects with facilities of PG&E Gas Transmission - Northwest, to the Reno, Nevada area. Tuscarora is regulated by the Federal Energy Regulatory Commission (FERC).

NOTE 4    INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY

The Partnership owns a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), a partnership which owns a natural gas pipeline extending from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near Manhattan, Illinois. Northern Border Pipeline is subject to regulation by the FERC.

The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline, over which it is able to exercise significant influence. TC PipeLines' equity income for the three and nine months ended September 30, 2000, the three months ended September 30, 1999 and the period May 28 to September 30, 1999 represents 30% of the net income of Northern Border Pipeline for the same periods.

The following sets out summarized financial information for Northern Border Pipeline for the three and nine months ended September 30, 2000, the three months ended September 30, 1999 and the period May 28 to September 30, 1999 and as at September 30, 2000 and December 31, 1999. TC PipeLines has held its general partner interest since May 28, 1999.

                                TC PIPELINES, LP

                                                  THREE MONTHS ENDED
(UNAUDITED)                                            SEPTEMBER 30,
                                            ------------------------      NINE MONTHS ENDED         May 28 (1) -
(MILLIONS OF DOLLARS)                       2000               1999      SEPTEMBER 30, 2000    September 30,1999
-----------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE
    INCOME STATEMENT
Revenues                                    78.3               73.9                  231.8                101.5
Costs and expenses                         (16.4)             (16.8)                 (51.7)               (23.1)
Depreciation                               (14.3)             (13.1)                 (43.6)               (18.0)
Financial charges and other                (13.3)             (14.9)                 (44.1)               (20.9)
                                        -------------------------------------------------------------------------
Net income                                  34.3               29.1                   92.4                 39.5
                                        -------------------------------------------------------------------------
                                        -------------------------------------------------------------------------

                                                                   SEPTEMBER 30, 2000    December 31, 1999
(MILLIONS OF DOLLARS)                                                     (unaudited)
-----------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
Cash and cash equivalents                                                        35.9                17.3
Other current assets                                                             36.9                33.8
Plant, property and equipment, net                                            1,692.1             1,731.4
Other assets                                                                     14.6                14.2
Current liabilities                                                            (105.1)             (116.7)
Deferred amounts                                                                 (7.7)              (10.7)
Long-term debt                                                                 (837.6)             (834.5)
                                                                   ----------------------------------------
Partners' capital                                                               829.1               834.8
                                                                   ----------------------------------------
                                                                   ----------------------------------------

(1) Commencement of operations of TC PipeLines, LP

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                                TC PIPELINES, LP


NOTE 5   CREDIT FACILITIES AND LONG-TERM DEBT

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility with a third party (Revolving Credit Facility) under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR rate plus 87.5 basis points, or at a floating rate based on the higher of the federal funds effective rate plus 50 basis points and the prime rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million from the Revolving Credit Facility to fund a portion of the acquisition price of the 49% general partner interest in Tuscarora. At September 30, 2000, the Partnership had $24.5 million outstanding under the Revolving Credit Facility. The weighted average interest rate for September 2000, the one month the Revolving Credit Facility has been outstanding, is 7.555%.

On May 28, 1999, the Partnership entered into an unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd. (TransCanada Credit Facility), an affiliate of the general partner, under which the Partnership is able to borrow up to an aggregate principal amount of $40 million. At September 30, 2000, the Partnership had no amounts outstanding under the TransCanada Credit Facility.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                TC PIPELINES, LP

RESULTS OF OPERATIONS OF TC PIPELINES, LP

TC PipeLines, LP (TC PipeLines or the Partnership) was formed by TransCanada PipeLines Limited (TransCanada) to acquire, own and participate in the management of United States based pipeline assets. On May 28, 1999, the Partnership issued 14,300,000 common units (11,500,000 to the public and 2,800,000 to an affiliate of the general partner) through its initial public offering for net proceeds of $274.6 million. The Partnership used the net proceeds from this offering, along with 3,200,000 subordinated units, an aggregate 2% general partner interest and incentive distribution rights, to acquire the collective 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline) previously held by TransCanada Border PipeLine Ltd. and TransCan Northern Ltd. (collectively, the predecessor companies), affiliates of the general partner, TC PipeLines GP, Inc. The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is not affiliated with TC PipeLines.

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

ACQUISITION OF INTEREST IN TUSCARORA

On September 1, 2000, TC PipeLines, through TC Tuscarora Intermediate Limited Partnership, completed its acquisition of a 49% general partner interest in Tuscarora Gas Transmission Company (Tuscarora) for a purchase price of $28 million. The Partnership borrowed $24.5 million from the Revolving Credit Facility (see Liquidity and Capital Resources of TC PipeLines, LP - General) to fund a portion of the acquisition price of the 49% general partner interest in Tuscarora. The remainder of the purchase price was funded with cash on hand. The Partnership uses the equity method of accounting for its investment in Tuscarora, over which it is able to exercise significant influence.

Tuscarora owns a 229-mile, 20-inch diameter interstate pipeline system that transports natural gas from Malin, Oregon, where it interconnects with facilities of PG&E Gas Transmission - Northwest, to the Reno, Nevada area. Tuscarora is regulated by the Federal Energy Regulatory Commission (FERC).

NORTHERN BORDER PIPELINE RATE SETTLEMENT

On September 26, 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documents the settlement of its pending rate case (Settlement). TC PipeLines expects the FERC will act on the Settlement in the first quarter of 2001. The Settlement results in a change to Northern Border

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


Pipeline's rate model from a cost of service form of tariff to one based on stated rates, which is consistent with the tariff structure of other United States natural gas pipelines (see Results of Operations of Northern Border Pipeline Company).

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

Equity income from the Partnership's investment in Northern Border Pipeline increased $1.6 million to $10.3 million for the third quarter of 2000, compared to equity income of $8.7 million for the same period in 1999. Northern Border Pipeline's net income for the third quarter of 2000 reflects the provisions of the Settlement, resulting in incremental equity income of $0.6 million for TC PipeLines. The Settlement also brings closure to several issues for which Northern Border Pipeline had previously recorded regulatory reserves. As a result, certain of these reserves have been brought into income in the third quarter of 2000, resulting in increased equity income to TC PipeLines of approximately $0.8 million.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

For the third quarter of 2000, the Partnership recorded equity income of $0.2 million from its investment in Tuscarora reflecting activity for September 2000, the one month that the Partnership has held its general partner interest.

TC PipeLines reported general and administrative expenses of $0.4 million for the third quarter of 2000 compared to $0.2 million for the same period in 1999. This increase reflects higher administrative costs in 2000.

The Partnership reported financial charges and other of $0.1 million for the third quarter of 2000. This represents interest expense, which relates to the $24.5 million drawn from the Revolving Credit Facility on September 1, 2000 to finance a portion of the acquisition price of the 49% general partner interest in Tuscarora, partially offset by interest income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH PERIOD MAY 28 TO SEPTEMBER 30, 1999

Equity income earned by TC PipeLines from its investment in Northern Border Pipeline was $27.7 million for the nine months ended September 30, 2000, compared to $11.9 million for the period from May 28 to September 30, 1999. The $15.8 million increase in equity income from Northern Border Pipeline reflects a full nine months of activity in 2000 compared to approximately four months of activity in 1999. TC PipeLines acquired its 30% general partner interest in Northern Border Pipeline on May 28, 1999.

For the nine months ended September 30, 2000, the Partnership recorded equity income of $0.2 million from its investment in Tuscarora reflecting activity for September 2000, the one month that the Partnership has held its general partner interest.

TC PipeLines incurred general and administrative expenses of $1.0 million for the nine months ended September 30, 2000, compared to $0.4 million for the period from May 28 to September 30, 1999. This increase reflects higher administrative costs in 2000.

The Partnership reported financial charges and other of $0.1 million for the nine months ended September 30, 2000. This represents interest expense, which relates to the $24.5 million drawn from the Revolving Credit Facility on September 1, 2000 to finance a portion of the acquisition of the 49% general partner interest in Tuscarora, partially offset by interest income.

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

GENERAL

On September 5, 2000, the Partnership announced an increase in the Partnership's quarterly distribution from $0.45 to $0.475 per unit for the third quarter of 2000. This distribution is payable on November 14, 2000 to unitholders of record as of October 31, 2000. This will amount to a cash distribution totaling $8.6 million, which will be paid out in the following manner: $7.0 million to common unitholders, $1.3 million to the general partner as holder of the subordinated units, and $0.3 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest.

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility with a third party (Revolving Credit Facility) under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR rate plus 87.5 basis points, or at a floating rate based on the higher of the federal funds effective rate plus 50 basis points and the prime rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million from the Revolving Credit Facility to fund a portion of the acquisition price of the 49% general partner interest in Tuscarora. The weighted average interest rate for September 2000, the one month the Revolving Credit Facility has been outstanding, is 7.555%.

On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd. (TransCanada Credit Facility), an affiliate of the general partner. The credit facility bears interest at LIBOR plus 125 basis points. The purpose of the revolving credit facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and Tuscarora and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At September 30, 2000, the Partnership had no amount outstanding under this credit facility.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased to $30.2 million for the nine months ended September 30, 2000 from $3.2 million for the period May 28 (the date the Partnership commenced operations) to September 30, 1999. For the nine months ended September 30, 2000, the Partnership received cash distributions in aggregate of $30.9 million from its equity investments in Northern Border Pipeline and Tuscarora. For the period May 28 to September 30, 1999, the Partnership received cash distributions of $3.3 million from Northern Border Pipeline.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing of $28.4 million for the nine months ended September 30, 2000 relates to the purchase of the 49% general partner interest in Tuscarora.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2000, the Partnership has paid $24.1 million in distributions: $19.8 million to common unitholders, $3.8 million to the general partner as holder of the subordinated units, and $0.5 million to the general partner in respect of its 2% general partner interest. This compares to cash distributions of $3.0 million which were paid by the Partnership for the period May 28 to September 30, 1999.

On September 1, 2000, the Partnership borrowed $24.5 million from the Revolving Credit Facility to fund a portion of the acquisition price of the 49% general partner interest in Tuscarora. At September 30, 2000, the Partnership had $24.5 million outstanding under the Revolving Credit Facility.

CAPITAL REQUIREMENTS

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes further acquisitions in 2000, TC PipeLines expects to finance these requirements with debt and/or equity.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE COMPANY

Since the general partner interest in Northern Border Pipeline generates a significant portion of the Partnership's equity income, results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline.

The following sets out summarized financial information for Northern Border Pipeline for the three and nine months ended September 30, 2000 and 1999 and as at September 30, 2000 and December 31, 1999. TC PipeLines, LP has held its 30% general partner interest since May 28, 1999.

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
(UNAUDITED)                                                --------------------------------------------------
(MILLIONS OF DOLLARS)                                        2000           1999           2000         1999
-------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                    78.3           73.9          231.8        220.6
Costs and expenses                                         (16.4)         (16.8)         (51.7)       (49.7)
Depreciation                                               (14.3)         (13.1)         (43.6)       (38.8)
Financial charges and other                                (13.3)         (14.9)         (44.1)       (43.7)
                                                         ----------------------------------------------------
Net income                                                  34.3           29.1           92.4         88.4
                                                         ----------------------------------------------------
                                                         ----------------------------------------------------

                                                                    SEPTEMBER 30, 2000   December 31, 1999
(MILLIONS OF DOLLARS)                                                      (unaudited)
-----------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
Cash and cash equivalents                                                        35.9                17.3
Other current assets                                                             36.9                33.8
Plant, property and equipment, net                                            1,692.1             1,731.4
Other assets                                                                     14.6                14.2
Current liabilities                                                            (105.1)             (116.7)
Deferred amounts                                                                 (7.7)              (10.7)
Long-term debt                                                                 (837.6)             (834.5)
                                                                   -----------------------------------------
Partners' capital                                                               829.1               834.8
                                                                   -----------------------------------------
                                                                   -----------------------------------------

Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a FERC regulated tariff. Northern Border Pipeline has used a cost of service form of tariff since its inception but has agreed to convert to stated rates as part of a settlement of its current rate case discussed below.

The cost of service tariff provides Northern Border Pipeline an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline may collect from its shippers declines as the rate base is recovered. Billings for the firm transportation agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

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

On September 26, 2000, Northern Border Pipeline filed a stipulation and agreement that documents the proposed settlement of its pending rate case. The settlement will become effective if and when approved by the FERC. TC PipeLines anticipates the FERC will act on the settlement in the first quarter of 2001. If the settlement is approved, shippers will pay stated transportation rates based on a straight fixed variable rate design. Under the straight fixed variable rate design, approximately 98% of the shipper payments are attributed to demand charges, based upon contracted firm capacity, and 2% to commodity charges based on the volumes of gas actually transported on the system. On a per unit basis, the rates under the settlement are approximately equal to the previous rates under the cost of service tariff. The settlement further provides for the incorporation into Northern Border Pipeline's rate base all of the construction costs of The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998, and specifies an annual depreciation rate on transmission plant of 2.25%.

Under the settlement, both Northern Border Pipeline and its existing shippers will not be able to seek rate changes until November 1, 2005. Northern Border Pipeline's earnings and cash flow will depend on its future costs, contracted capacity, the volumes of gas transported and its ability to recontract capacity at acceptable rates. Northern Border Pipeline has netted a provision for rate refunds against operating revenues to reflect the significant terms of the settlement in its Statement of Income. While the proposed settlement agreement has not been opposed by any of its shippers, TC PipeLines can give no assurance whether it will be approved by the FERC.

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

Operating revenues, net increased $4.3 million (6%) for the third quarter of 2000, as compared to the same period in 1999. Northern Border Pipeline's net operating revenues for 2000 reflect the significant terms of the settlement discussed previously (see Results of Operations of TC PipeLines, LP - Northern Border Pipeline Rate Settlement). Operating revenues for 1999 were determined under Northern Border Pipeline's cost of service tariff.

Depreciation expense increased $1.1 million (9%) for the third quarter of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant. As required by its cost of service tariff, Northern Border Pipeline used a depreciation rate of 2.0% for all of 1999, which was increased to 2.3% beginning January 1, 2000.

Financial charges and other consists of interest expense and other income.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

Interest expense increased $1.0 million (6%) for the third quarter of 2000, as compared to the same period in 1999, due primarily to an increase in interest rates between 1999 and 2000.

Other income increased $2.6 million for the third quarter of 2000, as compared to the same period in 1999, due primarily to a reduction of reserves previously established for regulatory issues.

NINE MONTHS SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS SEPTEMBER 30, 1999

Operating revenues, net increased $11.2 million (5%) for the first nine months of 2000, as compared to the same period in 1999. Northern Border Pipeline's net operating revenues for 2000 reflect the significant terms of the settlement discussed previously. Operating revenues for 1999 were determined under Northern Border Pipeline's cost of service tariff.

Costs and expenses consists of operations and maintenance expense and taxes other than income.

Operations and maintenance expense increased $2.1 million (8%) for the first nine months of 2000, as compared to the same period in 1999, due primarily to increased administrative expenses for the pipeline.

Depreciation expense increased $4.8 million (12%) for the first nine months of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant. As required by its cost of service tariff, Northern Border Pipeline used a depreciation rate of 2.0% for all of 1999, which was increased to 2.3% beginning January 1, 2000.

Financial charges and other consists of interest expense and other income.

Interest expense increased $4.7 million (11%) for the first nine months of 2000, as compared to the same period in 1999, due primarily to an increase in interest rates between 1999 and 2000.

Other income increased $4.3 million for the first nine months of 2000, as compared to the same period in 1999, due primarily to a reduction of reserves previously established for regulatory issues. Additionally, the 2000 results reflect income earned from third-party usage of capacity on Northern Border Pipeline's microwave system.

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

Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions in June 1997. The

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

Pipeline Credit Agreement is comprised of a term loan and a $200 million five-year revolving credit facility, both maturing in June 2002. At September 30, 2000, $424.0 million was outstanding under the term loan and $60.0 million was outstanding under the revolving credit facility.

At September 30, 2000, Northern Border Pipeline also had outstanding $184 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000 primarily by borrowing under the Pipeline Credit Agreement. The Series B Notes with a principal amount of $41 million mature in August 2001.

Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased $11.9 million to $145.2 million for the first nine months of 2000, as compared to the same period in 1999, primarily due to the billings collected subject to refund related to Northern Border Pipeline's current rate proceeding.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures of $7.2 million for the first nine months of 2000 included $3.3 million for Project 2000, an expansion and 34-mile extension of Northern Border Pipeline's existing natural gas pipeline system expected to be placed in service in November 2001. For the comparable period in 1999, capital expenditures were $89.6 million and included $78.3 million for The Chicago Project. The remaining capital expenditures for 2000 and 1999 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2000 are estimated to be $18 million, including $8 million for Project 2000. The remaining capital expenditures planned for 2000 are for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources and borrowing on the revolving credit facility.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

                                TC PIPELINES, LP

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities were $119.4 million for the first nine months of 2000, as compared to $60.6 million for the same period in 1999. Distributions paid to the general partners remained relatively constant between years with distributions of $98.2 million in 2000 compared to $97.9 million in 1999. In August 2000, Northern Border Pipeline repaid its Series A Notes of $66 million primarily by borrowing under the Pipeline Credit Agreement. Under the Pipeline Credit Agreement, borrowings totaled $75 million and repayments totaled $30 million during the nine months ended September 30, 2000. Financing activities for the nine months ended September 30, 1999, included $197.5 million from the issuance of the Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of the interest rate forward agreements. Advances under the Pipeline Credit Agreement, which were primarily used to finance a portion of the capital expenditures for The Chicago Project, were $82.0 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, $255.0 million was repaid on the Pipeline Credit Agreement.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. TC PipeLines does not plan to effect the early adoption of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. TC PipeLines believes that SFAS No. 133 (as amended) will not have a material impact on its financial position or results of operations.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report are forward-looking and relate to, among other things, anticipated financial performance, business prospects and strategies. Forward-looking information typically contains statements with words such as "anticipate," "believe," "estimate," "expect," "plan," "target," or similar words suggesting future outcomes. By their nature, such statements are subject to various risks and uncertainties that could cause TC PipeLines, LP's actual results and experience to differ materially from the anticipated results. Such risks and uncertainties include, but are not limited to: regulatory decisions, particularly those of the FERC, including the final approval of Northern Border Pipeline's rate case settlement; future demand for natural gas; cost of acquisitions, including related debt service payments; tariff and transportation charges to be collected by Northern Border Pipeline and Tuscarora for transportation services on the Northern Border Pipeline and Tuscarora pipeline systems, respectively; overcapacity in the industry; and prevailing economic conditions, particularly conditions of the capital and equity markets. For further information on additional risks and uncertainties, you are advised to consult TC PipeLines, LP's 1999 Form 10-K under the heading "Forward-Looking Information."

                    PART I. FINANCIAL INFORMATION (CONCLUDED)

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                TC PIPELINES, LP


TC PipeLines, LP's interest rate exposure results from its Revolving Credit Facility which is subject to variability in LIBOR interest rates. If LIBOR interest rates average one percentage point more than rates in effect as of September 30, 2000, annual interest expense would increase by approximately $0.2 million.

The Partnership's market risk sensitivity is also influenced by and reflects the same factors that influence Northern Border Pipeline.

Northern Border Pipeline's interest rate exposure results from the portion of its debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, Northern Border Pipeline maintains a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to manage its level of exposure to interest rate changes. Northern Border Pipeline's annual interest rate exposure from a hypothetical 1% increase in interest rates is approximately $4.4 million at September 30, 2000. In TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 1999, the Partnership reported that, under the Northern Border Pipeline cost of service tariff, Northern Border Pipeline would be able to recover an increase in interest expense, if an increase were to occur. If the rate case settlement is approved, Northern Border Pipeline would bear the risk for an increase in interest rates.

                           PART II. OTHER INFORMATION

                                TC PIPELINES, LP

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     1.   Financial Data Schedule

     2. Indenture, Assignment and Security Agreement dated December 21, 1995 between Tuscarora Gas Transmission Company and Wilmington Trust Company, Trustee.

     3. Credit Agreement dated as of August 22, 2000 among TC PipeLines, LP, the Lenders Party thereto and Bank One, as Agent.

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated September 1, 2000 and filed on September 14, 2000 reporting the completion of the acquisition by TC PipeLines, LP of a 49% general partner interest in Tuscarora Gas Transmission Company.

     2. Report on Form 8-K dated September 26, 2000 and filed on October 3, 2000 reporting the filing by Northern Border Pipeline Company of a stipulation and agreement that documents the settlement of its pending rate case.

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


                                TC PIPELINES, LP
                                (a Delaware Limited Partnership)

                                By: TC PipeLines GP, Inc., its general partner

                                By: /s/  Theresa Jang
                                   --------------------------------------
Date:  November 13, 2000           Theresa Jang
                                   Controller

                                  EXHIBIT INDEX

Exhibit No.    Description

     27        Financial Data Schedule

     99.1      Indenture, Assignment and Security Agreement dated December 21,
               1995 between Tuscarora Gas Transmission Company and Wilmington
               Trust Company, Trustee.

     99.2      Credit Agreement dated as of August 22, 2000 among TC PipeLines,
               LP, the Lenders Party thereto and Bank One, as Agent.