Form 10-K
period 2000-12-31
TC PIPELINES LP
filed 2001-03-29
CIK 1075607

                      UNITED STATES SECURITIES AND EXCHANGE

                                   COMMISSION

                             WASHINGTON, D.C. 20549

                            -----------------------

                                  F O R M 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000    Commission file number: 000-26091

                                TC PIPELINES, LP
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       52-2135448
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                          110 TURNPIKE ROAD, SUITE 203
                        WESTBOROUGH, MASSACHUSETTS 01581
               (Address of principal executive offices)(zip code)
        Registrant's telephone number, including area code: 508-871-7046

                               -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of each exchange on
     Title of each class                              which registered
     -------------------                         ------------------------

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of each class
                               -------------------

                                  COMMON UNITS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on March 9, 2001, was approximately $273.2 million.

         As of March 9, 2001, there were 14,690,694 of the registrant's common units outstanding.

                                TC PIPELINES, LP
                                TABLE OF CONTENTS

                                                                        PAGE NO.

                                      PART I

Item 1.    Business                                                         2
Item 2.    Properties                                                      10
Item 3.    Litigation                                                      11
Item 4.    Submission of Matters to a Vote of Security Holders             11

                                     PART II

Item 5.    Market for Registrant's Common Units and Related
           Security Holder Matters                                         12
Item 6.    Selected Financial Data                                         13
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             14
Item 7a.   Quantitative and Qualitative Disclosures about
           Market Risk                                                     20
Item 8.    Financial Statements and Supplementary Data                     20
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             20

                                     PART III

Item 10.   Directors and Officers of the General Partner                   21
Item 11.   Executive Compensation                                          23
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                  24
Item 13.   Certain Relationships and Related Transactions                  25

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                             27

                           FORWARD-LOOKING INFORMATION
                      -------------------------------------

Certain written and oral statements made or incorporated by reference from time to time by TC PipeLines, LP, its general partner, or their representatives in this Form 10-K and other reports and filings made with the Securities and Exchange Commission, news releases, conferences or otherwise, are forward-looking and relate to, among other things, anticipated financial performance, business prospects, strategies, market forces and commitments. Much of this information appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations" found herein. By its nature, such forward-looking information is subject to various risks and uncertainties, including those discussed below, which could cause TC PipeLines' actual results and experience to differ materially from the anticipated results or other expectations expressed. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-K, and TC PipeLines undertakes no obligation to update publicly or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

The risks and uncertainties that may affect the operations, performance, development and results of TC PipeLines' business and its ability to make cash distributions to unitholders include, but are not limited to, the following factors:

      o regulatory decisions, particularly those of the Federal Energy Regulatory Commission (FERC);
      o cost of acquisitions, including related debt service payments;
      o competing pipelines;
      o tariff and transportation charges to be collected by Northern Border Pipeline Company for transportation services on the Northern Border pipeline system or by Tuscarora Gas Transmission Company for transportation services on the Tuscarora pipeline system;
      o the amount of cash distributed to TC PipeLines by Northern Border Pipeline or Tuscarora;
      o the inability of Northern Border Pipeline or Tuscarora to maintain or increase its rate base by successfully completing FERC approved projects;
      o a decline in the availability of western Canadian natural gas;
      o majority control of the Northern Border Pipeline management committee by Northern Border Partners, L.P.;
      o the amount of cash required to be contributed by TC PipeLines to fund the respective operations of Northern Border Pipeline or Tuscarora;
      o competitive factors and pricing pressures;
      o shifts in market demand;
      o changes in laws and regulations, including environmental and regulatory laws;
      o increases in maintenance and operating costs that are not recovered by increased transportation rates;
      o prevailing economic conditions, particularly conditions of the capital and equity markets;
      o the effects of required compliance with debt covenants;
      o timing of completion of capital or maintenance projects;
      o the availability of adequate levels of insurance;
      o currency and interest rate fluctuations;
      o the potential that the Internal Revenue Service could treat TC PipeLines as a corporation; and
      o various events which could disrupt operations (including explosions, fires, and severe weather conditions).

                      -------------------------------------

ALL AMOUNTS ARE STATED IN UNITED STATES DOLLARS UNLESS OTHERWISE INDICATED.

PART I

ITEM 1.  BUSINESS

BUSINESS OF TC PIPELINES, LP

TC PipeLines, LP and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, collectively referred to herein as "TC PipeLines" or "the Partnership," own and participate in the management of United States based pipeline assets. TC PipeLines GP, Inc., a wholly owned subsidiary of TransCanada PipeLines Limited, is the general partner of the Partnership.

On May 28, 1999, the Partnership issued 14,300,000 common units (11,500,000 to the public and 2,800,000 to an affiliate of the general partner) in its initial public offering for net proceeds of $274.6 million. The Partnership used the net proceeds from this offering, along with 3,200,000 subordinated units, an aggregate 2% general partner interest and incentive distribution rights, to acquire the collective 30% general partner interest in Northern Border Pipeline previously held by TransCanada Border PipeLine Ltd. and TransCan Northern Ltd., affiliates of the general partner. The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is not affiliated with TC PipeLines.

Subsequent to the initial public offering, the underwriters exercised a portion of their over-allotment option and purchased 390,694 additional common units for net proceeds to the Partnership of $7.5 million. The Partnership used these proceeds to redeem an equal number of subordinated units held by the general partner.

The general partner holds an aggregate 2% general partner interest in the Partnership. The general partner also owns 2,809,306 subordinated units and is entitled to incentive distribution rights if quarterly cash distributions on the common and subordinated units exceed specified levels (see Item 5. - Market for Registrant's Common Units and Related Security Holder Matters).

On September 1, 2000, TC PipeLines, based on the approval by a committee comprised of its independent directors, acquired a 49% general partner interest in Tuscarora Gas Transmission Company. The Partnership acquired this asset from TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada, for a purchase price of $28.0 million. The Partnership borrowed $24.5 million from the Revolving Credit Facility (see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of TC PipeLines, LP - General) to fund a portion of the purchase price. The remainder of the purchase price was funded with cash on hand.

For the year ended December 31, 2000, the Partnership's 30% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora represent its only material assets.

BUSINESS OF NORTHERN BORDER PIPELINE COMPANY

GENERAL
Northern Border Pipeline is a general partnership formed in 1978. The general partners are TC PipeLines and Northern Border Partners, both of which are publicly traded partnerships. Each of TC PipeLines and Northern Border Partners holds its interest in Northern Border Pipeline, 30% and 70% of voting power, respectively, through a subsidiary limited partnership. The general partner of TC PipeLines is TC PipeLines GP, Inc., a subsidiary of TransCanada. The general partners of Northern Border Partners and its subsidiary limited partnership are Northern Plains Natural Gas Company and Pan Border Gas Company, both subsidiaries of Enron Corp., and Northwest Border Pipeline Company, a subsidiary of The Williams Companies, Inc.

Northern Border Pipeline owns an interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to natural gas markets in the midwestern United States. The Northern Border pipeline system connects with multiple pipelines that provide shippers with access to the various natural gas markets served by those pipelines. In the year ended December 31, 2000, TC PipeLines estimates that Northern Border Pipeline transported approximately 22% of the total amount of natural gas imported from Canada to the United States. Over the same period, approximately 90% of the natural gas transported was produced in the western Canadian sedimentary basin located in the provinces of Alberta, British Columbia and Saskatchewan.

Northern Border Pipeline transports gas for shippers under a tariff regulated by the FERC. The tariff specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on the pipeline system. Northern Border Pipeline derives revenue from agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. Northern Border Pipeline does not own the gas that it transports, and therefore it does not assume the related natural gas commodity risk.

The management of Northern Border Pipeline is overseen by a four-member management committee. One representative is designated by TC PipeLines; three representatives are designated by Northern Border Partners, with each of its general partners selecting one representative. Voting power on the management committee is presently allocated among Northern Border Partners' three representatives in proportion to their general partner interests in Northern Border Partners. As a result, the 70% voting power of Northern Border Partners' three representatives on the management committee is allocated as follows: 35% to the representative designated by Northern Plains, 22.75% to the representative designated by Pan Border and 12.25% to the representative designated by Northwest Border. Northern Plains and Pan Border are subsidiaries of Enron Corp. Therefore, Enron controls 57.75% of the voting power of the management committee and has the right to select two of the members of the management committee.

The Northern Border pipeline system is operated by Northern Plains pursuant to an operating agreement. As of December 31, 2000, Northern Plains employed approximately 200 individuals located at the operating headquarters in Omaha, Nebraska, and at various locations along the pipeline route. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

THE NORTHERN BORDER PIPELINE SYSTEM
Northern Border Pipeline owns a 1,214-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, to interconnecting pipelines in the upper Midwest of the United States. Construction of the Northern Border pipeline system was initially completed in 1982 and was expanded and/or extended in 1991, 1992 and 1998.

The Northern Border pipeline system has pipeline access to natural gas reserves in the western Canadian sedimentary basin in the provinces of Alberta, British Columbia and Saskatchewan, as well as the Williston Basin in the United States. The Northern Border pipeline system also has access to synthetic gas produced at the Dakota Gasification plant in North Dakota. For the year ended December 31, 2000, of the natural gas transported on the system, approximately 90% was produced in Canada, approximately 5% was produced by the Dakota Gasification plant, and approximately 5% was produced in the Williston Basin.

The Northern Border pipeline system consists of 822 miles of 42-inch diameter pipe designed to transport 2,373 million cubic feet per day (mmcfd) from the Canadian border to Ventura, Iowa; 30-inch diameter pipe and 36-inch diameter pipe, each approximately 147 miles in length, designed to transport 1,300 mmcfd in total from Ventura, Iowa to Harper, Iowa; and 226 miles of 36-inch diameter pipe and 19 miles of 30-inch diameter pipe designed to transport 645 mmcfd from Harper, Iowa to a terminus near Manhattan, Illinois (Chicago area). Along the pipeline there are 15 compressor stations with total rated horsepower of 476,500 and measurement facilities to support the receipt and delivery of gas at various points. Other facilities include four field offices and a microwave communication system with 51 tower sites.

At its northern end, the Northern Border pipeline system is connected to TransCanada's majority-owned Foothills Pipe Lines (Sask.) Ltd. system in Canada, which is connected to TransCanada's Alberta System and the pipeline system owned by Transgas Limited in Saskatchewan. The Alberta System gathers and transports approximately 18% of the total North American natural gas production and approximately 74% of the natural gas produced in the western Canadian sedimentary basin. The Northern Border pipeline system also connects with facilities of Williston Basin Interstate Pipeline at Glen Ullin and Buford, North Dakota, facilities of Amerada Hess Corporation at Watford City, North Dakota and facilities of Dakota Gasification Company at Hebron, North Dakota in the northern portion of the Northern Border pipeline system.

INTERCONNECTS
The Northern Border pipeline system connects with multiple pipelines that provide its shippers with access to the various natural gas markets served by those pipelines. The Northern Border pipeline system interconnects with pipeline facilities of:

o Northern Natural Gas Company, an Enron subsidiary, at Ventura, Iowa as well as multiple smaller interconnections in South Dakota, Minnesota and Iowa;
o Natural Gas Pipeline Company of America at Harper, Iowa;
o MidAmerican Energy Company at Iowa City and Davenport, Iowa and Cordova, Illinois;
o Alliant Power Company at Prophetstown, Illinois;
o Northern Illinois Gas Company at Troy Grove and Minooka, Illinois;
o Midwestern Gas Transmission Company near Channahon, Illinois;
o ANR Pipeline Company near Manhattan, Illinois; and
o The Peoples Gas Light and Coke Company near Manhattan, Illinois at the terminus of the Northern Border pipeline system.

The Ventura, Iowa interconnect with Northern Natural Gas Company functions as a large market center, where natural gas transported on the Northern Border pipeline system is sold, traded and received for transport to significant consuming markets in the Midwest and to interconnecting pipeline facilities destined for other markets.

SHIPPERS
The Northern Border pipeline system serves more than 50 firm transportation shippers with diverse operating and financial profiles. Based upon shippers' contractual obligations, as of December 31, 2000, 92% of the firm capacity is contracted by producers and marketers. The remaining firm capacity is contracted to local distribution companies (5%), interstate pipelines (2%) and end-users (1%). As of December 31, 2000, the termination dates of these contracts ranged from October 31, 2001 to December 21, 2013 and the weighted average contract life, based upon annual contractual obligations, was approximately six years with just under 99% of capacity contracted through mid-September 2003.

Based on their proportionate shares of capacity, as of December 31, 2000, the five largest shippers are: Pan-Alberta Gas (U.S.) Inc. (25.5%), TransCanada Energy Marketing USA, Inc. (11.4%), PanCanadian Energy Services Inc (7.3%), Enron North America Corp. (6.3%) and Engage Energy US, LP. (5.4%). The 20 largest shippers, in total, are responsible for approximately 93% of total revenues.

As of December 31, 2000, Northern Border Pipeline's largest shipper, Pan-Alberta, holds firm capacity of 690 mmcfd under three contracts with terms to October 31, 2003. An affiliate of Enron provides guaranties for 300 mmcfd of Pan-Alberta's contractual obligations through October 31, 2001. In addition, Pan-Alberta's remaining capacity is supported by various credit support arrangements, including, among others, a letter of credit, a guaranty from an interstate pipeline company through October 31, 2001 for 132 mmcfd, an escrow account and an upstream capacity transfer agreement. Mirant Americas Energy Marketing, LP., formerly Southern Company Energy Marketing L.P., manages the assets of Pan-Alberta Gas, Ltd., which include Pan-Alberta's contracts with Northern Border Pipeline.

Some of Northern Border Pipeline's shippers are affiliated with the general partners of TC PipeLines and Northern Border Partners. TransCanada Energy Marketing USA, Inc., a subsidiary of TransCanada, holds firm contracts representing 11.4% of capacity. Enron North America Corp., a subsidiary of Enron, holds firm contracts representing 6.3% of capacity. Transcontinental Gas Pipe Line Corporation, a subsidiary of Williams, holds a contract representing 0.8% of capacity.

DEMAND FOR TRANSPORTATION CAPACITY
Northern Border Pipeline's long-term financial condition is dependent on the continued availability of economic western Canadian natural gas for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with the Northern Border pipeline system. Low prices for natural gas, regulatory limitations or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission of western Canadian natural gas supplies. Additional pipeline export capacity also could accelerate depletion of these reserves.

Northern Border Pipeline's business depends in part on the level of demand for western Canadian natural gas in the markets the pipeline system serves. The volumes of natural gas delivered to these markets from other sources affect the demand for both western Canadian natural gas and use of the Northern Border pipeline system. Demand for western Canadian natural gas to serve other markets also influences the ability and willingness of shippers to use the Northern Border pipeline system to meet demand in the markets that the Northern Border pipeline system serves.

A variety of factors could affect the demand for natural gas in the markets that the Northern Border pipeline system serves. These factors include:

      o economic conditions;
      o fuel conservation measures;
      o alternative energy requirements and prices;
      o climatic conditions;
      o government regulation; and
      o technological advances in fuel economy and energy generation devices.

TC PipeLines cannot predict whether these or other factors will have an adverse effect on demand for use of the Northern Border pipeline system or how significant that adverse effect could be.

FUTURE DEMAND AND COMPETITION
On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate Northern Border Pipeline's proposed Project 2000 facilities. Project 2000 will expand and extend the Northern Border pipeline system into Indiana. Project 2000 will afford shippers on Northern Border's extended pipeline system access to industrial gas consumers in northern Indiana through an interconnect with Northern Indiana Public Service Company, a major midwest local distribution company, at the terminus near North Hayden, Indiana.

The capital expenditures for Project 2000 are estimated to be approximately $94 million with a planned in-service date of November 2001. Proposed facilities include approximately 34.4 miles of 30-inch pipeline, new equipment and modifications at three compressor stations resulting in a net increase of 22,500 compressor horsepower, and one meter station.

As a result of the Project 2000 expansion, the Northern Border pipeline system will have the ability to transport 1,484 mmcfd from Ventura to Harper, Iowa, 844 mmcfd from Harper to Manhattan, Illinois, and 544 mmcfd on the new extension from Manhattan to North Hayden, Indiana. Five shippers have contracted for all the additional capacity under long-term transportation agreements.

The Project 2000 shippers are: Bethlehem Steel Corporation, El Paso Energy Marketing Company, Northern Indiana Public Service Company, Peoples Energy Services Corporation and The Peoples Gas Light and Coke Company.

Northern Border Pipeline competes with other pipeline companies that transport natural gas from the western Canadian sedimentary basin or that transport natural gas to markets in the midwestern United States. The competitors for the supply of natural gas include six pipelines and the Canadian domestic users in the western Canadian sedimentary basin region. Northern Border Pipeline's competitive position is affected by the availability of Canadian natural gas for export, the prices of natural gas in alternative markets, the cost of producing natural gas in Canada, and demand for natural gas in the United States.

Alliance Pipeline, which commenced transporting natural gas from the western Canadian sedimentary basin to the midwestern United States in December 2000, delivers its volumes into the Chicago market and other interstate pipelines. Alliance Pipeline transports for its shippers gas containing high-energy liquid hydrocarbons. Additional facilities to extract the natural gas liquids were constructed near Alliance Pipeline's terminus in Chicago to permit Alliance to transport natural gas with the liquids-rich element.

As a consequence of Alliance Pipeline, there has been an increase in the volume of natural gas moving from the western Canadian sedimentary basin to Chicago. Vector Pipeline L.P. interconnects with Alliance and transports gas eastward to a terminus in eastern Canada. There are several additional projects proposed to transport natural gas from the Chicago area that would provide access to additional markets for the shippers. The proposed projects currently being pursued by third parties are targeting markets in northern Illinois, Wisconsin, and the northeast United States. These proposed projects are in various stages of regulatory approval.

Williams has a minority interest (14.6%) in Alliance Pipeline. TransCanada and other unaffiliated companies own and operate pipeline systems that transport natural gas from the same natural gas reserves in western Canada that supply Northern Border Pipeline's customers.

Natural gas is also produced in the United States and transported by competing pipeline systems to the same destinations as the Northern Border pipeline system.

FERC REGULATION

GENERAL Northern Border Pipeline is subject to extensive regulation by the FERC as a "natural gas company" under the Natural Gas Act. Under the Natural Gas Act and the Natural Gas Policy Act, the FERC has jurisdiction with respect to virtually all aspects of the business, including:

      o transportation of natural gas;
      o rates and charges;
      o construction of new facilities;
      o extension or abandonment of service and facilities;
      o accounts and records;
      o depreciation and amortization policies;
      o the acquisition and disposition of facilities; and
      o the initiation and discontinuation of services.

Where required, Northern Border Pipeline holds certificates of public convenience and necessity issued by the FERC covering the facilities, activities and services. Under Section 8 of the Natural Gas Act, the FERC has the power to prescribe the accounting treatment for items for regulatory purposes. Northern Border Pipeline's books and records are periodically audited under Section 8.

The FERC regulates the rates and charges for transportation in interstate commerce. Natural gas companies may not charge rates exceeding rates judged just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Some types of rates may be discounted without further FERC authorization.

NORTHERN BORDER PIPELINE RATE CASE PROCEEDING In May 1999, Northern Border Pipeline filed a rate case wherein it proposed, among other things, to increase the allowed equity rate of return to 15.25%. The total annual cost of service increase due to the proposed changes was approximately $30 million. A number of the shippers and competing pipelines filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which they were implemented with subsequent billings subject to refund. The order set for hearing not only the proposed changes but also several issues raised by intervenors including the appropriateness of the cost of service form of tariff and the depreciation schedule. Upon a request for clarification, the FERC issued an order in August 1999 that provided the manner in which the costs of the recently completed expansion and extension project (The Chicago Project) could be recovered from shippers may be examined in this proceeding and that, while Northern Border Pipeline had not proposed to change the depreciation rates approved in the last rate case, it had the burden of proving that the depreciation rates are just and reasonable.

On September 26, 2000, Northern Border Pipeline filed a stipulation and agreement in its 1999 rate case proceeding that documented a settlement. On December 13, 2000, the FERC issued its order approving the terms of the settlement. One of the important elements of the settlement is the conversion of Northern Border Pipeline's form of tariff from cost of service to stated rates based on a straight-fixed variable rate design. Under the former cost of service tariff, the firm transportation shippers contracted to pay for a proportionate share of Northern Border Pipeline's cost of service. During any given month, each of these shippers paid a uniform mileage-based charge for the amount of capacity contracted, and calculated under a cost of service tariff. The shippers were obligated to pay their proportionate share of the cost of service regardless of the amount of natural gas they actually transported. Under the cost of service form of tariff, Northern Border Pipeline could not charge or collect more than the cost of service. Under Northern Border Pipeline's new form of tariff, shippers pay Northern Border Pipeline on the basis of stated transportation rates. Under the terms of the settlement, and in accordance with straight-fixed variable rate design principles, approximately 98% of the agreed upon revenue level is attributed to demand charges. The firm shippers are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport, for the term of their contracts. The remaining 2% of the agreed upon revenue level is attributed to the commodity charge based on the volumes of gas actually transported. From December 1, 1999, through and including December 31, 2000, the rates were based upon an annual revenue level of $307 million. For periods after December 31, 2000, the rates are based upon an annual revenue level of $305 million. On a per unit of transportation basis, the rates under the new tariff are approximately equal to the cost of service on a per unit basis charged prior to December 1, 1999. The settlement also provides that neither Northern Border Pipeline nor its existing shippers can seek rate changes until November 1, 2005, at which time Northern Border Pipeline must file a new rate case. Prior to the new rate case, Northern Border Pipeline will not be permitted to increase rates if its costs increase, nor will Northern Border Pipeline be required to reduce rates based on cost savings. Northern Border Pipeline's earnings and cash flow will depend on its future costs, contracted capacity, the volumes of gas transported and its ability to recontract capacity at acceptable rates.

Under Northern Border Pipeline's previous cost of service tariff, the amount of revenue that Northern Border Pipeline collected from customers generally declined as the rate base was recovered. Under its new tariff, Northern Border Pipeline is entitled to collect revenue based on stated rates established in its 1999 rate case until its next rate case, which will be filed November 1, 2005. Northern Border Pipeline will, however, continue to depreciate its rate base at an annual depreciation rate on transmission plant in service of 2.25% and Northern Border Pipeline's rate base in 2005 will be a factor in determining what Northern Border Pipeline can charge when it files a new rate case at that time. In order to avoid a decline in the revenue Northern Border Pipeline can collect from its customers, Northern Border Pipeline must maintain or increase its rate base by acquiring or constructing assets that replace or add to existing pipeline facilities or by adding new facilities and maintain its level of contracted capacity at the stated rates.

It was agreed in the settlement of the 1999 rate case, that there would be no project cost containment mechanism adjustment for The Chicago Project and that all costs as of November 30, 1999 incurred in the construction and commissioning of the Chicago Project be included in rate base. The project cost containment mechanism was created in the settlement of the 1995 rate case. The purpose of the project cost containment mechanism was to limit Northern Border Pipeline's ability to include cost overruns for The Chicago Project in rate base and to provide incentives for cost underruns.

The settlement of Northern Border Pipeline's 1995 rate case, provided that for at least seven years from the date The Chicago Project was completed, Northern Border Pipeline could continue to calculate the allowance for income taxes in the manner it had historically used. In addition, a settlement adjustment mechanism of $31 million was implemented, which effectively reduces the return on rate base. These provisions of the 1995 rate case were maintained in the settlement of Northern Border Pipeline's 1999 rate case.

Northern Border Pipeline also provides interruptible transportation service. Interruptible transportation service is transportation in circumstances when surplus capacity is available after satisfying firm service requests. The maximum rate that may be charged to interruptible shippers is calculated as the sum of the firm transportation Rate Schedule T-1 maximum reservation charge and commodity rate. Under Northern Border Pipeline's previous cost of service form of tariff, all interruptible transportation service revenue generated was credited to the benefit of the firm shippers. Under Northern Border Pipeline's new tariff, Northern Border Pipeline shares net interruptible transportation service revenue and any new services revenue on an equal basis with Northern Border Pipeline's firm shippers through October 31, 2003. In addition, Northern Border Pipeline is permitted to retain revenue from interruptible transportation service to offset any decontracted firm capacity.

After October 31, 2003, all revenues from interruptible transportation service and other new services will no longer be subject to sharing and thus will be retained by Northern Border Pipeline. In addition, the settlement of the 1999 rate case also provided for an equal sharing with Northern Border Pipeline's firm shippers of revenue generated from a certain telecommunications contract for the term of that contract. Northern Border Pipeline intends to develop new services and seek the FERC's authorization to implement such services. While the receipt of those approvals and the future impact of the revenue sharing provisions of the settlement on Northern Border Pipeline's earnings cannot be determined at this time, revenues from these sources are expected to be minimal through at least October 31, 2003.

OPEN ACCESS REGULATION Beginning on April 8, 1992, the FERC issued a series of orders, known as Order 636, which required pipeline companies to unbundle their services and offer sales, transportation, storage, gathering and other services separately, to provide all transportation services on a basis that is equal in quality for all shippers and to implement a program to allow firm holders of pipeline capacity to resell or release their capacity to other shippers. Capacity release provisions were adopted that allowed shippers to release all or part of their capacity either permanently or temporarily. Shippers on the Northern Border pipeline system have temporarily released capacity as well as permanently released capacity to other shippers who have agreed to comply with the underlying contractual and regulatory obligations associated with that capacity.

Beginning in 1996, the FERC issued a series of orders, referred to together as Order 587, amending its open access regulations to standardize business practices and procedures governing transactions between interstate natural gas pipelines, their customers, and others doing business with the pipelines. The intent of Order 587 was to assist shippers that deal with more than one pipeline by establishing standardized business practices and procedures. These business standards, developed by the Gas Industry Standards Board, govern important business practices including shipper supplied service nominations, allocation of available capacity, accounting and invoicing of transportation service, standardized internet business transactions and capacity release. Northern Border Pipeline has implemented the necessary changes to its tariff and internal systems.

In 1998, the FERC initiated a number of proceedings to further amend its open access regulations. In the resulting order, Order 637 issued February 9, 2000, the FERC revised the short-term transportation regulations by 1) waiving the maximum rate ceiling in its capacity release regulations until September 30, 2002 for short-term releases of capacity of less than one year; 2) permitting value-oriented peak/off-peak rates to better allocate revenue responsibility between short-term and long-term markets; 3) permitting term-differentiated rates to better allocate risks between shippers and the pipelines; 4) revising the regulations related to scheduling procedures, capacity segmentation, imbalance management and penalties; 5) retaining the right of first refusal and the five-year matching cap but limiting the right to customers with maximum rate contracts for 12 or more consecutive months of service; and 6) adopting new reporting requirements to take effect September 1, 2000 that include reporting daily transactional data on all firm and interruptible contracts, daily reporting of scheduled quantities at points or segments, and the posting of corporate and pipeline organizational charts, names and functions. As required by Order No. 637,

Northern Border Pipeline filed pro forma tariff sheets in compliance to address the issues identified in 4) above. This filing is pending at the FERC. All other related compliance filings and reporting requirements have been completed and implemented.

TC PipeLines does not believe these regulatory initiatives will have a material adverse impact to Northern Border Pipeline's operations.

ENVIRONMENTAL AND SAFETY MATTERS
Northern Border Pipeline's operations are subject to federal, state and local laws and regulations relating to safety and the protection of the environment which include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, Clean Air Act, as amended, the Clean Water Act, as amended, the Natural Gas Pipeline Safety Act of 1969, as amended, and the Pipeline Safety Act of 1992.

Although TC PipeLines believes that Northern Border Pipeline's operations and facilities are in general compliance in all material respects with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and TC PipeLines cannot provide any assurances that Northern Border Pipeline will not incur such costs and liabilities. Moreover, it is possible that other developments, such as increasingly strict environmental and safety laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from Northern Border Pipeline's operations, could result in substantial costs and liabilities to Northern Border Pipeline. If Northern Border Pipeline is unable to recover such resulting costs, earnings and cash distributions could be adversely affected.

BUSINESS OF TUSCARORA GAS TRANSMISSION COMPANY

Tuscarora is a Nevada general partnership that was formed in 1993. Its general partners are TC Tuscarora Intermediate Limited Partnership, a direct subsidiary of TC PipeLines, which holds a 49% general partner interest, Tuscarora Gas Pipeline Co., a wholly owned subsidiary of Sierra Pacific Resources Company, which holds a 50% general partner interest and TCPL Tuscarora Ltd., an indirect wholly owned subsidiary of TransCanada, which holds a 1% general partner interest.

The management of Tuscarora is overseen by a management committee that determines the policies of, has authority over the affairs of, and approves the actions of Tuscarora. The management committee participates in the management of the construction, maintenance and operation of the Tuscarora pipeline system.

Under the Tuscarora partnership agreement, voting control is allocated among Tuscarora's three general partners in proportion to their general partner interests in Tuscarora. As a result, TC PipeLines has a 49% voting interest, Sierra Pacific has a 50% voting interest, and TransCanada has a 1% voting interest on the Tuscarora management committee. Tuscarora Gas Operating Company, a subsidiary of Sierra Pacific, operates the Tuscarora pipeline system pursuant to an operating agreement.

THE TUSCARORA PIPELINE SYSTEM
Tuscarora owns a 229-mile, 20-inch diameter, United States interstate pipeline system that originates at an interconnection point with facilities of PG&E Gas Transmission - Northwest near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada. The Tuscarora pipeline system terminates near Reno, Nevada at the Tracy Power Plant. Deliveries are also made directly to the local gas distribution system of Sierra Pacific. Along its route, deliveries are made in Oregon, northern California and northwestern Nevada.

The Tuscarora pipeline system was constructed in 1995 and was placed into service in December 1995. The Tuscarora pipeline system has the capacity to transport, on a firm basis, approximately 124 mmcfd. TC PipeLines believes that the Tuscarora pipeline system has the potential to be economically expanded up to approximately 240 mmcfd.

Tuscarora has firm transportation contracts for over 94% of its capacity, including a contract for 92% of the capacity held by Sierra Pacific Power Company, a subsidiary of Sierra Pacific, which expires on November 30, 2015.

As of December 31, 2000, the weighted average contract life on the Tuscarora pipeline system was approximately 15 years.

In December 2000, Tuscarora commenced construction of the Hungry Valley lateral, a 16-mile, 16-inch pipeline extension to serve as Tuscarora's second connection into Reno, Nevada. Sierra Pacific Power holds firm capacity on the lateral for approximately 10 mmcfd under a 15-year firm transportation contract. The project was completed in January 2001 at a capital cost of approximately $10.7 million.

Tuscarora's competitive position is dependent on the continued availability of economic western Canadian natural gas for import into the United States and on the level of demand for western Canadian natural gas in the markets the Tuscarora pipeline system serves. Shippers of natural gas from the western Canadian sedimentary basin have other options for transporting Canadian natural gas to the United States, including transportation on pipelines eastward in Canada or to markets on the west coast of the United States and Canada. Similarly, natural gas produced in the United States serves the same markets as Tuscarora in northern Nevada. However, TC PipeLines believes Tuscarora has a well diversified natural gas supply which allows it to transport both Canadian and United States natural gas.

In 2000, Tuscarora embarked on a public solicitation for additional capacity on its system. Based on the results of the solicitation, Tuscarora is currently evaluating expanding its pipeline system. TC PipeLines expects Tuscarora to file an application in the first half of 2001 with the FERC for approval to expand the Tuscarora pipeline system. At this time, TC PipeLines can give no assurance that Tuscarora will decide to or be able to expand its pipeline system.

FERC REGULATION
Tuscarora is subject to regulation by the FERC as a "natural gas company" under the Natural Gas Act, and is subject to the FERC's rules, regulations and accounting procedures.

Tuscarora generates revenues from individual transportation contracts with shippers that provide for the receipt and delivery of natural gas at points along the Tuscarora pipeline system. Tuscarora's transportation rates are based on its cost of service as approved by the FERC. Tuscarora's cost of service includes administrative and operating costs, depreciation and amortization, taxes other than income taxes, an allowance for income taxes and a regulated return on capital employed.

ENVIRONMENTAL AND SAFETY MATTERS
Tuscarora's operations are subject to federal, state and local laws and regulations relating to safety and protection of the environment. TC PipeLines believes that Tuscarora's operations and facilities comply in all material respects with applicable United States environmental and safety regulations.

ITEM 2.  PROPERTIES

TC PipeLines does not hold the right, title or interest in any properties.

Northern Border Pipeline holds the right, title and interest in its pipeline system. With respect to real property, the Northern Border pipeline system falls into two basic categories: (a) parcels which it owns in fee, such as certain of the compressor stations, meter stations, pipeline field office sites, and microwave tower sites; and (b) parcels where Northern Border Pipeline's interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction and operation of the Northern Border pipeline system. The right to construct and operate the Northern Border pipeline across certain property was obtained by Northern Border Pipeline through exercise of the power of eminent domain. Northern Border Pipeline continues to have the power of eminent domain in each of the states in which it operates its pipeline system, although Northern Border Pipeline may not have the power of eminent domain with respect to Native American tribal lands.

Approximately 90 miles of the Northern Border pipeline system is located on fee, allotted and tribal lands within the exterior boundaries of the Fort Peck Indian Reservation in Montana. Tribal lands are lands owned in trust by the United States for the Fort Peck Tribes and allotted lands are lands owned in trust by the United States for an individual Indian or Indians. Northern Border Pipeline does have the right of eminent domain with respect to allotted lands.

In 1980, Northern Border Pipeline entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive Board, for and on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation. This pipeline right-of-way lease, which was approved by the Department of the Interior in 1981, granted to Northern Border Pipeline the right and privilege to construct and operate its pipeline on certain tribal lands. This lease expires in 2011.

In conjunction with obtaining a pipeline right-of-way lease across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, Northern Border Pipeline also obtained a right-of-way across allotted lands located within the reservation boundaries. This right-of-way on allotted lands is either a perpetual easement or for a term of years. Most of the allotted lands are subject to a perpetual easement either granted, by the Bureau of Indian Affairs for and on behalf of individual Indian owners, or obtained through condemnation. Several tracts are subject to a right-of-way grant that has a term of 15 years.

Tuscarora holds the right, title and interest in its pipeline system. Tuscarora owns all of its material equipment and personal property and leases office space in Reno, Nevada. With respect to real property, Tuscarora's ownership falls into two basic categories (a) parcels which it owns in fee, including meter stations; and (b) parcels where its interest derives from leases, easements, grants, temporary use of permits or licenses from landowners or governmental authorities permitting the use of the land for the construction and operation of its pipeline system.

ITEM 3.  LITIGATION

TC PipeLines is not currently a party to any material legal proceedings.

Neither Northern Border Pipeline nor Tuscarora are currently party to any material legal proceedings that, individually or in the aggregate, would reasonably be expected to have a material adverse impact on TC PipeLines' results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER MATTERS

The common units, representing limited partner interests in the Partnership, were issued pursuant to an initial public offering at a price of $20.50 per common unit. The common units are quoted on the Nasdaq Stock Market and trade under the symbol "TCLPZ". The common units began trading on May 28, 1999.

The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported by the Nasdaq Stock Market, and the amount of cash distributions per common unit paid with respect to the corresponding periods.

                                     Price Range              Cash Distributions
                                  High          Low            Paid per Unit (1)
2000

First Quarter                    $18.375      $14.000              $0.4500
Second Quarter                   $17.000      $14.500              $0.4500
Third Quarter                    $20.375      $16.125              $0.4750
Fourth Quarter                   $20.500      $17.875              $0.4750

1999

Second Quarter (2)               $21.000      $20.375              $0.1681
Third Quarter                    $20.625      $17.625              $0.4500
Fourth Quarter                   $18.500      $13.875              $0.4500

(1) Cash distributions are paid within 45 days after the end of each quarter.
(2) The Partnership commenced operations on May 28, 1999.

As of March 9, 2001, there were approximately 76 record holders of common units and approximately 5,353 beneficial owners of the common units, including common units held in street name.

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

In general, the general partner is entitled to 2% of all cash distributions and the holders of common units and subordinated units (collectively referred to as unitholders) are entitled to the remaining 98% of all cash distributions. The Partnership will make quarterly cash distributions to its partners (including holders of subordinated units), comprising all of its Available Cash. Available Cash is defined in the partnership agreement and generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business of the Partnership (including reserves for future capital expenditures and for anticipated credit needs), (ii) comply with applicable laws or any Partnership debt instrument or agreement, or (iii) provide funds for cash distributions to unitholders and the general partner in respect of any one or more of the next four quarters. Distributions of Available Cash to the holder of subordinated units are subject to the prior rights of the holders of common units to receive the minimum quarterly distribution for each quarter while the subordinated units are outstanding (subordination period), and to receive any arrearages in the cash distribution of minimum quarterly distributions on the common units for prior quarters during the subordination period. The partnership agreement defines the minimum quarterly distribution as $0.45 for each full fiscal quarter (prorated for the initial partial fiscal quarter commencing May 28, 1999, the closing date of the initial public offering, through June 30, 1999). The subordination period will generally not end before June 30, 2004. Upon expiration of the subordination period, all subordinated units will be converted on a one-for-one basis into common units and will participate pro rata with all other common units in future distributions of Available Cash. Under certain circumstances, up to 66.7% of the subordinated units may convert into common units prior to the expiration of the subordination period.

The general partner is entitled to incentive distributions if the amount distributed with respect to any quarter exceeds the minimum quarterly distribution of $0.45 per common unit. Under the incentive distribution provisions, the general partner is entitled to 15% of amounts distributed in excess of $0.45 per common unit, 25% of amounts distributed in excess of $0.5275 per common unit, and 50% of amounts distributed in excess of $0.69 per common unit. The amounts that trigger incentive distributions at various levels are subject to adjustment in certain events, as described in the partnership agreement.

On September 5, 2000, the Partnership announced an increase in the quarterly cash distribution from $0.45 per unit to $0.475 per unit for the third quarter cash distribution, which was paid on November 14, 2000. As a result, the first tier of incentive distributions has been achieved.

In 2000, the Partnership made cash distributions to the limited partners and the general partner that amounted to $32.7 million. These payments represented the $0.45 per unit minimum quarterly cash distribution for the quarters ended December 31, 1999, March 31, 2000 and June 30, 2000 and $0.475 per unit for the quarter ended September 30, 2000. On February 14, 2001, the Partnership paid a cash distribution of $8.5 million to the limited partners and the general partner, representing a cash distribution of $0.475 per unit for the quarter ended December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements, including the notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TC PIPELINES, LP

(thousands of dollars, except per unit amounts)

                                                     Year ended            May 28 (1)-
INCOME DATA:                                      December 31, 2000     December 31, 1999
                                                --------------------- ---------------------
Equity income from investment in Northern                    38,119                20,923
    Border Pipeline

Equity income from investment in Tuscarora (2)                  943                     -
General and administrative expenses                          (1,337)                 (699)
Financial charges and other                                    (501)                    -
                                                --------------------- ---------------------
Net Income                                                   37,224                20,224
                                                --------------------- ---------------------
                                                --------------------- ---------------------

Basic and fully diluted net income per unit                   $2.08                 $1.13
Units outstanding (thousands)                                17,500                17,500

CASH FLOW DATA:

Net cash provided by operating activities                    40,366                11,832
Distributions paid                                           32,657                11,037

BALANCE SHEET DATA (AT END OF PERIOD):

Investment in Northern Border Pipeline                      248,098               250,450
Investment in Tuscarora (2)                                  27,881                     -
Total assets                                                277,545               251,245
Long-term debt                                               21,500                     -
Partners' capital                                           255,405               250,838

(1) The Partnership commenced operations on May 28, 1999.
(2) The Partnership acquired a 49% interest in Tuscarora on September 1, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions of the financial condition and results of operations for the Partnership, Northern Border Pipeline and Tuscarora should be read in conjunction with the financial statements and notes thereto of the Partnership and Northern Border Pipeline included elsewhere in this report (see Item 8. - Financial Statements and Supplementary Data). For more detailed information regarding the basis of presentation for the following financial information, see the notes to the financial statements of the Partnership and Northern Border Pipeline. All amounts are stated in United States dollars.

RESULTS OF OPERATIONS OF TC PIPELINES, LP

Currently, the Partnership holds two equity investments; a 30% general partner interest in Northern Border Pipeline and a 49% general partner interest in Tuscarora. TC PipeLines accounts for its interests in Northern Border Pipeline and Tuscarora using the equity method of accounting. The Partnership's initial investment in Northern Border Pipeline was recorded at $241.7 million, the combined carrying values of the investment in Northern Border Pipeline as reflected in the accounts of the predecessor companies as at May 28, 1999. This amount equated to 30% of Northern Border Pipeline's partners' capital as at May 28, 1999. The Partnership's initial investment in Tuscarora, acquired on September 1, 2000, was recorded at $28.4 million reflecting the purchase price of the investment including acquisition costs.

Since the general partner's interests in Northern Border Pipeline and Tuscarora are currently the Partnership's only material sources of income, the Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE PERIOD MAY 28 TO DECEMBER 31,
1999

For the year ended December 31, 2000, TC PipeLines recorded equity income of $38.1 million from its investment in Northern Border Pipeline, compared to $20.9 million for the period from May 28 to December 31, 1999. The $17.2 million increase reflects twelve months of activity in 2000 compared to approximately seven months of activity in 1999 (TC PipeLines acquired its 30% general partner interest in Northern Border Pipeline on May 28, 1999). In addition, Northern Border Pipeline's 2000 net income reflects its rate case settlement, resulting in incremental equity income to TC PipeLines. Northern Border Pipeline also reduced reserves previously established for regulatory issues as the result of the settlement of Northern Border Pipeline's rate case, resulting in increased equity income to TC PipeLines.

For the year ended December 31, 2000, TC PipeLines recorded equity income of $0.9 million from its investment in Tuscarora.

TC PipeLines incurred general and administrative expenses of $1.3 million for the year ended December 31, 2000 compared to $0.7 million for the period from May 28 to December 31, 1999. This increase reflects higher administrative costs and a full year of operations in 2000.

The Partnership reported financial charges and other of $0.5 million for the year ended December 31, 2000, which includes interest expense relating to the Partnership's Revolving Credit Facility (see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of TC PipeLines, LP - General). On September 1, 2000 the Partnership borrowed $24.5 million from the Revolving Credit Facility to finance a portion of the acquisition of a 49% general partner interest in Tuscarora. At December 31, 2000, the Partnership had $21.5 million outstanding under the Revolving Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES, LP

CASH DISTRIBUTION POLICY OF TC PIPELINES, LP
During the subordination period, which generally cannot end before June 30, 2004, the Partnership will make distributions of Available Cash in the following manner:

      o First, 98% to the common units, pro rata, and 2% to the general partner, until there is distributed for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

      o Second, 98% to the common units, pro rata, and 2% to the general partner, until there is distributed for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for that quarter and for any prior quarters during the subordination period;

      o Third, 98% to the subordinated units, pro rata, and 2% to the general partner, until there is distributed for each outstanding subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

      o Thereafter, in a manner whereby the general partner has rights (referred to as incentive distribution rights) to receive increasing percentages of excess quarterly cash distributions over specified cash distribution thresholds.

GENERAL
On January 19, 2001, the board of directors of the general partner declared the Partnership's 2000 fourth quarter cash distribution. The fourth quarter cash distribution which was paid on February 14, 2001, to unitholders of record as of January 31, 2001, totaled $8.5 million and was paid in the following manner:
$7.0 million to common unitholders, $1.3 million to the general partner as holder of the subordinated units, and $0.2 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest.

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility with a third party (Revolving Credit Facility) under which the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 0.875%, or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. In November, the Partnership made a $3.0 million principal payment on the Revolving Credit Facility. Therefore, at December 31, 2000, the Partnership had $21.5 million outstanding under the Revolving Credit Facility. The weighted average interest rate for the period from September 1 to December 31, 2000 was 7.57%.

On May 28, 1999, the Partnership entered into a $40.0 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The credit facility bears interest at LIBOR plus 1.25%. The purpose of this credit facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At December 31, 2000, the Partnership had no amount outstanding under this credit facility.

CASH FLOWS FROM OPERATING ACTIVITIES
Cash flows provided by operating activities increased to $40.4 million for the year ended December 31, 2000 from $11.8 million for the period May 28 to December 31, 1999. For the year ended December 31, 2000, the Partnership received cash distributions in aggregate of $42.0 million from its equity investments in Northern Border Pipeline and Tuscarora. For the period May 28 to December 31, 1999, the Partnership received cash distributions of $12.1 million from Northern Border Pipeline.

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities was $28.4 million for the year ended December 31, 2000, relating to the purchase of a 49% general partner interest in Tuscarora.

CASH FLOWS FROM FINANCING ACTIVITIES
For the year ended December 31, 2000, the Partnership paid $32.7 million in cash distributions. This compares to cash distributions of $11.0 million that were paid by the Partnership for the period May 28 to December 31, 1999.

On September 1, 2000, the Partnership borrowed $24.5 million from the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. At December 31, 2000, the Partnership had $21.5 million outstanding under the Revolving Credit Facility.

CAPITAL REQUIREMENTS
To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions in 2001, TC PipeLines expects to finance these requirements with debt and/or equity.

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE(1)

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999 Operating revenues, net for the year ended December 31, 2000 were $311.0 million as compared to $298.3 million for the same period in 1999, an increase of $12.7 million (4%). Northern Border Pipeline's net operating revenues for 2000 reflect the significant terms of the rate case settlement discussed in Item 1. "Business of Northern Border Pipeline Company - Northern Border Pipeline Rate Case Settlement." Operating revenues for 1999 were determined under Northern Border Pipeline's cost of service tariff.

Operations and maintenance expense increased $2.8 million (7%) for the year ended December 31, 2000, from the same period in 1999, due primarily to increased employee payroll and benefit expenses and costs to operate Northern Border Pipeline's two electric-powered compressor units.

Depreciation and amortization expense increased $5.4 million (10%) for the year ended December 31, 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant. As a result of the rate case settlement, Northern Border Pipeline used a depreciation rate for transmission plant of 2.25% for 2000. Northern Border Pipeline had used a depreciation rate of 2.0% for 1999.

Taxes other than income decreased $2.3 million (8%) for the year ended December 31, 2000, as compared to the same period in 1999, due primarily to adjustments to previous estimates of ad valorem taxes.

Interest expense, net increased $4.9 million (8%) for the year ended December 31, 2000, as compared to the same period in 1999, due primarily to an increase in average interest rates between 1999 and 2000. The impact of the increase in interest rates was partially offset by a decrease in average debt outstanding.


--------
1 Amounts discussed represent 100% of the operations of Northern Border
  Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

Other income increased $6.7 million (491%) for the year ended December 31, 2000, as compared to the same period in 1999, due primarily to a reduction in reserves previously established for regulatory issues as the result of the settlement of Northern Border Pipeline's rate case.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998 Operating revenues, net increased $101.7 million (52%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to additional revenue from the operation of The Chicago Project facilities. Additional receipt capacity of 700 mmcfd, a 42% increase, and new firm transportation agreements with 27 shippers resulted from The Chicago Project. Northern Border Pipeline's cost of service tariff provided an opportunity to recover operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline was generally allowed an opportunity to collect from its shippers a return on unrecovered rate base as well as recover that rate base through depreciation and amortization. The Chicago Project increased Northern Border Pipeline's rate base, which increased return for the year ended December 31, 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

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

For the year ended December 31, 1998, Northern Border Pipeline recorded a regulatory credit of $8.9 million. During the construction of The Chicago Project, Northern Border Pipeline placed new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit deferred the cost of service of these new facilities, which Northern Border Pipeline began to recover from its shippers commencing with the in-service date of The Chicago Project.

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

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE

GENERAL
In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (1999 Senior Notes). The indenture under which the 1999 Senior Notes were issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 1999 Senior Notes were used to reduce indebtedness under a June 1997 credit agreement.

In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility maturing in June 2002 to be used for the retirement of Northern Border Pipeline's prior credit facilities and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 31, 1999, the three-year revolving credit facility converted to a term loan maturing in June 2002. At December 31, 2000, $424 million was outstanding under the term loan and $45 million was outstanding under the five-year revolving credit facility.

At December 31, 2000, Northern Border Pipeline also had outstanding $184 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000. The Series B Notes with a principal amount of $41 million mature in August 2001. Northern Border Pipeline anticipates borrowing on the Pipeline Credit Agreement to repay the Series B Notes.

Short-term liquidity needs will be met by Northern Border Pipeline's internal sources and through the Pipeline Credit Agreement discussed above. Long-term capital needs may be met through Northern Border Pipeline's ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES
Cash flows provided by operating activities increased $4.5 million to $176.0 million for the year ended December 31, 2000, as compared to the same period in 1999, primarily due to increased earnings. During 2000, Northern Border Pipeline realized net cash inflows of approximately $2.4 million related to Northern Border Pipeline's rate case, which included approximately $25.1 million of amounts collected subject to refund less estimated refunds issued in late December 2000 totaling approximately $22.7 million. Cash flows provided by operating activities increased $67.7 million to $171.5 million for the year ended December 31, 1999, as compared to the same period in 1998, primarily attributed to The Chicago Project facilities placed into service in late December 1998.

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of $15.5 million for the year ended December 31, 2000 included $7.4 million for Project 2000. For the same period in 1999, capital expenditures were $101.7 million and included $85.5 million for The Chicago Project and $2.5 million for Project 2000. The remaining capital expenditures for 2000 and 1999 are primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2001 are estimated to be $97 million, including $81 million for Project 2000 (see Item 1. - Business of Northern Border Pipeline
- Future Demand and Competition). The remaining capital expenditures planned for 2001 are for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2001 capital expenditures primarily by borrowing on its Pipeline Credit Agreement and using internal sources.

CASH FLOWS FROM FINANCING ACTIVITIES
Cash flows used in financing activities increased $58.8 million to $148.7 million for the year ended December 31, 2000, as compared to the same period in 1999. Distributions paid to the general partners increased $7.7 million to $134.9 million for the year ended December 31, 2000 as compared to the same period of 1999 primarily due to an increase in Northern Border Pipeline's net income. For the year ended December 31, 2000, advances under the Pipeline Credit Agreement, which were primarily used to repay $66 million of Series A Notes, were $75 million as compared to advances of $90 million for the same period in 1999, which were primarily used to finance a portion of the capital expenditures for The Chicago Project. Financing activities for the year ended December 31, 1999 included $197.4 million from the issuance of the 1999 Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of interest rate forward agreements. Payments on the Pipeline Credit Agreement were $45 million for the year ended December 31, 2000, as compared to $263 million for the same period in 1999. At December 31, 2000, Northern Border Pipeline reflected a cash overdraft of approximately $22.4 million primarily due to refund checks outstanding. The goal of Northern Border Pipeline's cash management program is to maximize the amount of Northern Border Pipeline's cash and cash equivalents balance in highly liquid, interest-bearing investments. Those investments are converted to cash when needed to replenish Northern Border Pipeline's bank accounts for check clearing requirements.

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

RESULTS OF OPERATIONS OF TUSCARORA(2)

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999 Revenue generated by Tuscarora was $19.4 million and $19.3 million for the years ended December 31, 2000 and 1999, respectively.

For the year ended December 31, 2000, Tuscarora incurred costs and expenses of $2.4 million compared to $2.9 million for the same period last year. The decrease in costs and expenses is primarily due to the capitalization of labor costs relating to the construction of the Hungry Valley lateral and lower property taxes.

Tuscarora recorded depreciation of $4.4 million for each of the years ended December 31, 2000 and 1999.

Tuscarora recorded financial charges and other of $5.8 million for the year ended December 31, 2000, compared to $6.0 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES OF TUSCARORA

GENERAL
In September 2000, Tuscarora adopted a cash distribution policy that became effective January 1, 2001. Under the terms of the cash distribution policy, Tuscarora will make quarterly cash distributions to its general partners in accordance with their respective general partner interests. Cash distributions will generally be computed as the sum of Tuscarora's net income before taxes and depreciation and amortization, less amounts required for debt repayments, net of refinancings, maintenance capital expenditures, certain non-cash items, and any cash reserves deemed necessary by the management committee. Cash distributions will be computed at the end of each calendar quarter and the distribution will be made on or before the last day of the month following the quarter end.

CASH FLOWS FROM OPERATING ACTIVITIES
Cash flows provided by operating activities for the years ended December 31, 2000 and 1999 were $10.7 million.

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities increased to $3.7 million for the year ended December 31, 2000 compared to $0.7 million in 1999 due to capital expenditures incurred in 2000 relating to construction of the Hungry Valley lateral.


--------
2 Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

CASH FLOWS FROM FINANCING ACTIVITIES
For the year ended December 31, 2000, Tuscarora repaid $3.6 million in debt compared to repayments of $2.8 million in the year ended December 31, 1999.

On December 19, 2000, Tuscarora issued Series B Senior Secured Notes in the amount of $8.0 million. These notes bear interest at 7.99% and are due in 2010. The proceeds from these notes were used to finance the construction of the Hungry Valley lateral.

Tuscarora paid cash distributions of $5.3 million to its general partners for the year ended December 31, 2000 compared to cash distributions of $8.5 million for the year ended December 31, 1999. The decrease in cash distributions in 2000 is due to an increase in the amount of cash used to fund capital expenditures relating to the Hungry Valley lateral.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. TC PipeLines does not believe SFAS No. 133, as amended, will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines' interest rate exposure results from its Revolving Credit Facility which is subject to variability in LIBOR interest rates. If LIBOR interest rates change by one percentage point compared to the rates in effect as of December 31, 2000, annual interest expense would change by approximately $0.2 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2000.

The Partnership's market risk sensitivity is also influenced by and reflects the same factors that influence Northern Border Pipeline.

Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to increase the portion of fixed rate debt. As of December 31, 2000, approximately 50% of Northern Border Pipeline's debt portfolio, after considering the effect of interest rate swap agreements, is in fixed rate debt.

If average interest rates change by one percentage point compared to rates in effect as of December 31, 2000, Northern Border Pipeline's annual interest expense would change by approximately $4.3 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2000.

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

NAME                             AGE AS OF                         POSITION WITH GENERAL PARTNER
                             DECEMBER 31, 2000                        AS OF DECEMBER 31, 2000

Ronald J. Turner                     47               President, Chief Executive Officer and Director
Russell K. Girling                   38               Chief Financial Officer and Director
Paul F. MacGregor                    43               Vice-President, Business Development
Donald R. Marchand                   38               Vice-President and Treasurer
Gary G. Penrose                      58               Vice-President, Taxation
Theresa Jang                         36               Controller
Rhondda E.S. Grant                   43               Secretary
Robert A. Helman                     66               Independent Director
Jack F. Jenkins-Stark                49               Independent Director
David L. Marshall                    61               Independent Director
Dennis J. McConaghy                  48               Director
Walentin Mirosh                      55               Director

Mr. Turner has been a director of the general partner since April 1999 and was appointed President and Chief Executive Officer in December 2000. Mr. Turner's principal occupation is Executive Vice-President, Operations and Engineering of TransCanada, a position he has held since December 2000. From June 2000 until December 2000, Mr. Turner was Executive Vice-President, International of TransCanada. From April 2000 until June 2000, Mr. Turner was Senior Vice-President, International of TransCanada. From July 1999 until April 2000, Mr. Turner was Senior Vice-President and President, International of TransCanada. From July 1998 until July 1999, Mr. Turner was Senior Vice-President of TransCanada. From April 1998 until July 1998, Mr. Turner was Executive Vice-President, NOVA Gas Transmission Ltd. (natural gas transmission). From December 1997 until April 1998, Mr. Turner was Vice-President, Value Process West, NOVA Chemicals Ltd. (commodity chemicals). From January 1994 until December 1997, Mr. Turner was Vice-President Facilities Provision, NOVA Gas Transmission Ltd. Mr. Turner is also a director of NOVA Gas Transmission Ltd.

Mr. Girling was appointed Chief Financial Officer and a director of the general partner in April 1999. Mr. Girling's principal occupation is Executive Vice-President and Chief Financial Officer of TransCanada, a position he has held since June 2000. From July 1999 until June 2000, Mr. Girling was Senior Vice-President and Chief Financial Officer of TransCanada. From January 1999 until July 1999, Mr. Girling was Vice-President, Finance of TransCanada. From July 1998 until January 1999, Mr. Girling was Executive Vice-President, Power (TransCanada Energy Ltd.). From October 1995 until July 1998, Mr. Girling was Senior Vice-President, North American Power (TransCanada Energy Ltd.). Mr. Girling is a director of the general partner of TransCanada Power, L.P., a Canadian limited partnership. Mr. Girling is also a director of NOVA Gas Transmission Ltd.

Mr. MacGregor was appointed Vice-President, Business Development of the general partner in April 1999. Mr. MacGregor's principal occupation is Vice-President of Business Development of TransCanada, a position he has held since September 1999. From July 1998 until September 1999, Mr. MacGregor was Vice-President, North American Pipeline Investments for TransCanada's Transmission division. From 1997 until July 1998, Mr. MacGregor was a Vice-President of Alberta Natural Gas Company Ltd. (ANG) (energy services), a former subsidiary of TransCanada which has since merged into TransCanada. In 1996, Mr. MacGregor was Director of Field Operations of TransCanada.

Mr. Marchand was appointed Vice-President and Treasurer of the general partner in October 1999. Mr. Marchand's principal occupation is Vice-President, Finance and Treasurer of TransCanada, a position he has held since September 1999. From January 1998 until September 1999, Mr. Marchand was Director, Finance of TransCanada. From August 1996 until January 1998, Mr. Marchand was Manager, Finance of TransCanada. From July 1995 until August 1996, Mr. Marchand was Assistant Manager, Finance of TransCanada.

Mr. Penrose was appointed Vice-President, Taxation of the general partner in April 1999. Mr. Penrose's principal occupation is Vice-President, Taxation of TransCanada, a position he has held since February 1997. From August 1992 until February 1997, Mr. Penrose was General Manager, Taxation for TransCanada. Mr. Penrose is also a director of TransCanada Hungary Liquidity Management Limited Liability Company.

Ms. Jang was appointed Controller of the general partner in June 1999. From May 1997 until June 1999, Ms. Jang was a Specialist in TransCanada's Financial Reporting department. From February 1996 until May 1997, Ms. Jang was Supervisor, Corporate Accounting of TransCanada. From August 1992 until February 1996, Ms. Jang was Senior Financial Analyst, Corporate Accounting of TransCanada.

Ms. Grant was appointed Secretary of the general partner in April 1999. Ms. Grant's principal occupation is Vice-President and Corporate Secretary of TransCanada, a position she has held since September 1999. From July 1998 until September 1999, Ms. Grant was Corporate Secretary and Associate General Counsel, Corporate of TransCanada. From October 1994 until July 1998, Ms.
Grant was Corporate Secretary and Associate General Counsel, Corporate of NOVA Corporation (energy services and commodity chemicals).

Mr. Helman was appointed a director of the general partner in July 1999. Mr. Helman has been a partner of Mayer, Brown & Platt (law firm) since 1967. Mr. Helman also serves as a director of Brambles USA, Inc., Dreyers Grand Ice Cream, Inc., Northern Trust Corporation and The Northern Trust Company.

Mr. Marshall was appointed a director of the general partner in July 1999. Mr. Marshall was Vice-Chairman of The Pittston Company (diversified energy, security and transportation services firm) from 1994 until 1998 and was the Chief Financial Officer and a director of The Pittston Company from 1983 until 1994. Mr. Marshall also serves as a director on the board of M&S Austin One, LLC.

Mr. Jenkins-Stark was appointed a director of the general partner in July 1999. Mr. Jenkins-Stark is currently Senior Vice-President and Chief Financial Officer of Silicon Energy Corp. (a developer and seller of internet-based energy technology software), a position he has held since April 2000. From December 1998 until April 2000, Mr. Jenkins-Stark was Senior Vice-President and Chief Financial Officer of GATX Capital (commercial finance). From September 1998 until December 1998, Mr. Jenkins-Stark was Senior Vice-President, Finance of GATX Capital. From May 1987 until September 1998, Mr. Jenkins-Stark was Senior Vice-President of PG&E Corp. (diversified energy) and President and Chief Executive Officer of PG&E Gas Transmission Company (natural gas transmission). Mr. Jenkins-Stark also serves as a director of Hall-Kinion Corporation.

Mr. McConaghy was appointed a director of the general partner in December 2000. Mr. McConaghy's principal occupation is Senior Vice-President Business Development of TransCanada, a position he has held since October 2000. From June 2000 until October 2000, Mr. McConaghy was Senior Vice-President, Midstream/Divestments of TransCanada. From July 1998 until June 2000, Mr. McConaghy was Vice-President Corporate Strategy and Planning of TransCanada. From May 1996 until July 1998, Mr. McConaghy was Vice-President, Strategy and Corporate Development, NOVA Corporation. From November 1995 until May 1996, Mr. McConaghy was Senior Vice-President and Chief Financial Officer, NOVA Chemicals Ltd.

Mr. Mirosh has been a director of the general partner since October 1999. Mr. Mirosh's principal occupation is Executive Vice-President, Regulatory Strategy and Northern Development of TransCanada, a position he has held since June 2000. From April 2000 until June 2000, Mr. Mirosh was Senior Vice-President, Regulatory Strategy and Northern Development of TransCanada. From July 1999 until April 2000, Mr. Mirosh was Senior Vice-President, Corporate Strategy and Business Development of TransCanada. From July 1998 until July 1999, Mr. Mirosh was Senior Vice-President, Business Development and Corporate Strategy of TransCanada. From April 1996 until July 1998, Mr. Mirosh was President of ANG and prior to that time, Mr. Mirosh was Executive Vice-President, Operations of ANG. Mr. Mirosh is also a director of NOVA Gas Transmission Ltd.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes certain information regarding the annual salaries of Messrs. Ronald J. Turner and Garry P. Mihaichuk for the years ended December 31, 2000 and 1999 by TransCanada, parent company of the general partner. Mr. Turner is an employee of TransCanada and was appointed President and Chief Executive Officer of the general partner in December 2000. Mr. Mihaichuk was an employee of TransCanada until December 2000 and served as President and Chief Executive Officer of the general partner from October 1999 until December
2000. Through the general partner, TC PipeLines reimburses TransCanada for the services contributed to its operations by Messrs. Turner and Mihaichuk.
TC PipeLines and the general partner were formed in December 1998 and the general partner began compensating its directors and officers on May 28, 1999.

                                                                 -------------------------------------------
                                                                     Annual TransCanada Base Salary (1)
------------------------------------------------------- -------- -------------------------------------------
                                                                                      United States Dollar
Name and Principal Position                              Year     Canadian Dollars       Equivalent (2)
------------------------------------------------------- -------- -------------------- ----------------------
Ronald J. Turner (3)
     President and Chief Executive Officer               2000          309,660               206,500
------------------------------------------------------- -------- -------------------- ----------------------
Garry P. Mihaichuk (4)                                   2000          431,250               287,600
     Former President and Chief Executive Officer        1999          345,839               239,500
------------------------------------------------------- -------- -------------------- ----------------------

(1) Annualized base salary paid by parent of general partner. Only a proportionate share, based on services provided, is attributed to the Partnership.

(2) The compensation of the Chief Executive Officer of the general partner is paid by TransCanada in Canadian dollars. The United States dollar equivalents have been calculated using the applicable 2000 and 1999 noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes of 0.6669 and 0.6925, respectively, as reported by the Federal Reserve Bank of New York.

(3) Mr. Turner was appointed President and Chief Executive Officer of the general partner in December 2000.

(4) Mr. Mihaichuk was appointed President and Chief Executive Officer of the general partner in October 1999 and resigned in December 2000.

Each director who is not an employee of TransCanada, the general partner or its affiliates (independent director) is entitled to a directors' retainer fee of $10,000 per annum and an additional fee of $2,000 per annum for each committee of the board of which he is Chair. These fees are paid by the Partnership on a semi-annual basis. For the year ended December 31, 1999, the three independent directors were paid half of these annual fees as they were appointed in July 1999. Each independent director is also paid a fee of $1,500 for attendance at each meeting of the Board of Directors and a fee of $750 for attendance at each meeting of a committee of the Board. The independent directors are reimbursed for out-of-pocket expenses incurred in the course of attending such meetings. Under a directors' compensation plan adopted effective July 19, 1999, each independent director receives 50% of his annual board retainer that is payable on the applicable date in the form of common units of the Partnership. The common units are purchased by the general partner on the open market and the number of common units purchased under the directors' compensation plan is based on the trading price of common units on the day preceding the applicable payment date.

The Audit and Compensation Committee of the Board of Directors of the general partner of TC PipeLines did not during the last completed fiscal year make any determination with respect to the compensation of the Partnership's executive officers. The executive officers' salaries are determined on a competitive and market basis by the parent company of the general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the voting securities of the Partnership as of March 9, 2001 by the general partner's directors, officers and certain beneficial owners. Officers of the general partner own shares of TransCanada, which in the aggregate amount to less than 1% of TransCanada's issued and outstanding shares. Other than as set forth below, no person is known by the general partner to own beneficially more than 5% of the voting securities of the Partnership.

                                                   ---------------------------------------------------------------------
                                                         Amount and Nature of Beneficial Ownership

           Name and Business Address                     Common Units             Subordinated Units
------------------------------------------------------------------------------------------------------------------------
                                                                                                          Percentage of
                                                     Number of     Percent       Number of     Percent    Interest for
                                                       Units       of Class       Units        of Class   all Units (1)
------------------------------------------------------------------------------------------------------------------------
TC PipeLines GP, Inc. (2)(3)                                 -        -          2,809,306       100           16.1
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
TransCan Northern Ltd. (2)                           2,800,000      19.1                 -        -            16.0
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
Goldman, Sachs Group Inc. (4)                        2,515,200      17.1                 -        -            14.4
    85 Broad Street
    New York, New York     10004
------------------------------------------------------------------------------------------------------------------------
Robert A. Helman (5)                                     6,450        *                  -        -             *
    190 S. LaSalle Street
    Chicago, Illinois     60603
------------------------------------------------------------------------------------------------------------------------
Jack F. Jenkins-Stark (6)                                2,450        *                  -        -             *
    1010 Atlantic Avenue
    Alameda, California     94501
------------------------------------------------------------------------------------------------------------------------
David L. Marshall (7)                                    2,050        *                  -        -             *
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
Ronald J. Turner                                             -        -                  -        -             -
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
Garry P. Mihaichuk                                           -        -                  -        -             -
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
Directors and Executive Officers as a Group
  (12 persons)                                          10,950        *                  -        -             *
------------------------------------------------------------------------------------------------------------------------

(1) A total of 17,500,000 common and subordinated units are issued and outstanding.

(2) TC PipeLines GP, Inc. and TransCan Northern Ltd. are wholly owned subsidiaries of TransCanada.

(3) TC PipeLines GP, Inc. owns an aggregate 2% general partner interest of TC PipeLines and its subsidiaries on a combined basis.

(4) As reported on a schedule 13(g) filed on February 14, 2001, each of Goldman Sachs Group, Inc. (GS Group) and Goldman, Sachs & Co. (Goldman Sachs) disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which Goldman Sachs or employees of Goldman Sachs have voting or investment discretion, or both and (ii) certain investment entities, of which a subsidiary of GS Group or Goldman Sachs is the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than GS Group, Goldman Sachs or their affiliates.

(5) 6,000 units are held by Bank of Oklahoma N.A., trustee for Mayer, Brown & Platt Savings Plan FBO Robert A. Helman and 450 units are held directly by Mr. Helman.

(6) 2,450 units are held by the Jenkins-Stark Family Trust dated June 16, 1995.
(7) 2,050 units are held directly by Mr. Marshall.
*   Less than 1%.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of the common units, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of the common units with the Securities and Exchange Commission (SEC) and the Nasdaq Stock Market. Officers, directors and greater than 10% unitholders are required by SEC regulation to furnish the Partnership with copies of all such forms that they file.

Except as set forth below, based solely on the Partnership's review of the copies of such reports received by the Partnership and on written representations by certain reporting persons that no reports on Form 5 were required, the Partnership believes that during the fiscal year ended December 31, 2000 all Section 16(a) filing requirements applicable to its officers, directors and holders of 10% or more of its common units were complied with in a timely manner. However, the Form 3 required to be filed by Mr. Dennis McConaghy within 10 days of his appointment as a director of the general partner on December 22, 2000, was filed late on March 5, 2001 due to a clerical error.

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

      o The partnership agreement permits the general partner to make a number of decisions in its "sole discretion." This entitles the general partner to consider only the interests and factors that it desires and it shall have no duty or obligation to give any consideration to any interest of, or factors affecting, TC PipeLines, its affiliates or any limited partner. Other provisions of the partnership agreement provide that the general partner's actions must be made in its reasonable discretion.

      o The partnership agreement generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be "fair and reasonable" to TC PipeLines. In determining whether a transaction or resolution is "fair and reasonable" the general partner may consider interests of all parties involved, including its own. Unless the general partner has acted in bad faith, the action taken by the general partner shall not constitute a breach of its fiduciary duty.

      o The partnership agreement specifically provides that it shall not be a breach of the general partner's fiduciary duty if its affiliates engage in business interests and activities in competition with, or in preference or to the exclusion of, TC PipeLines. Also, the general partner and its affiliates have no obligation to present business opportunities to TC PipeLines.

      o The partnership agreement provides that the general partner and its officers and directors will not be liable for monetary damages to TC PipeLines, the limited partners or assignees for errors of judgment or for any acts or omissions if the general partner and those other persons acted in good faith.

TC PipeLines is required to indemnify the general partner and its officers, directors, employees, affiliates, partners, members, agents and trustees (collectively referred to hereafter as the General Partner and others), to the fullest extent permitted by law, against liabilities, costs and expenses incurred by the General Partner and others. This indemnification is required if the General Partner and others acted in good faith and in a manner they reasonably believed to be in, or (in the case of a person other than the general partner) not opposed to, the best interests of TC PipeLines. Indemnification is required for criminal proceedings if the General Partner and others had no reasonable cause to believe their conduct was unlawful.

The Partnership does not directly employ any persons to manage or operate its business. These functions are provided by the general partner. The general partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The partnership agreement provides that the general partner will, in its sole discretion, determine the expenses that are allocable to the Partnership in any reasonable manner determined by it. Total costs reimbursed to the general partner by the Partnership were approximately $0.7 million for the year ended December 31, 2000. Such costs include, (i) personnel costs (such as salaries and employee benefits) of the personnel providing services, (ii) overhead costs (such as office space and equipment) and
(iii) out-of-pocket expenses related to the provision of services to the Partnership.

On May 28, 1999, the Partnership entered into a $40.0 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The credit facility bears interest at LIBOR plus 1.25%. The purpose of this credit facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At December 31, 2000, the Partnership had no amount outstanding under this credit facility.

On September 1, 2000, TC PipeLines, based on the approval of a committee comprised of its independent directors, acquired a 49% general partner interest in Tuscarora. The Partnership acquired this asset from TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada, for a purchase price of $28.0 million. The Partnership borrowed $24.5 million from the Revolving Credit Facility (see Item
7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of TC PipeLines, LP - General) to fund a portion of the purchase price. The remainder of the purchase price was funded with cash on hand.

As of February 1, 2001, TransCanada Energy Marketing USA, Inc., an affiliate of TransCanada, the parent of TC PipeLines' general partner, is one of Northern Border Pipeline's firm shippers and is currently obligated to pay 11.4% of Northern Border Pipeline's capacity. The terms of this transaction are no less favorable to Northern Border Pipeline than those which Northern Border Pipeline would expect to negotiate with unrelated third parties on an arm's length basis.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedules. The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1.

     (b) The Registrant filed the following reports on Form 8-K during the fourth quarter of 2000:

         A report on Form 8-K was filed on October 3, 2000 stating that Northern Border Pipeline, a partnership in which TC PipeLines indirectly holds a 30% general partner interest, had filed for approval on September 26, 2000, a stipulation and agreement with the FERC that documents the settlement of its pending rate case.

         A report on Form 8-K was filed on December 20, 2000 announcing changes to the officers and directors of the general partner of the Partnership and the FERC's approval of the rate case settlement of Northern Border Pipeline, a partnership in which TC PipeLines indirectly holds a 30% general partner interest.

     (c) Exhibits

EXHIBIT NO.           DESCRIPTION
  *3.1      Amended and Restated Agreement of Limited Partnership of
            TC PipeLines, LP dated May 28, 1999 (Exhibit 3.1 to TC PipeLines,
            LP's Form 10-K, March 28, 2000).
  *3.2      Certificate of Limited Partnership of TC PipeLines, LP (Exhibit
            3.2 to TC Pipelines, LP's Form S-1 Registration Statement
            Registration No. 333-69947 ("1999 Form S-1")).
  *3.3      Certificate of Limited Partnership of TC PipeLines Intermediate
            Limited Partnership (Exhibit 3.3 to the 1999 Form S-1).
  *3.4      Certificate of Limited Partnership of TC Tuscarora Intermediate
            Limited Partnership (Exhibit 99.1 to TC PipeLines, LP's Form 8-K,
            September 1, 2000).
  *3.5      Agreement of Limited Partnership of TC Tuscarora Intermediate
            Limited Partnership dated July 19, 2000 (Exhibit 99.2 to TC
            PipeLines, LP's Form 8-K, September 1, 2000).
  *4.1      Indenture, dated as of August 17, 1999 between Northern Border
            Pipeline Company and Bank One Trust Company, NA, successor to The
            First National Bank of Chicago, as trustee (Exhibit 4.1 to
            Northern Border Pipeline Company's, Form S-4 Registration
            Statement Registration No. 333-88577).
  *4.2      Indenture, Assignment and Security Agreement dated December 21,
            1995 between Tuscarora Gas Transmission Company and Wilmington
            Trust Company, as trustee (Exhibit 99.1 to TC PipeLines, LP's
            Form 10-Q, quarter ended September 30, 2000).
 *10.1      Amended and Restated Agreement of Limited Partnership of TC
            PipeLines Intermediate Limited Partnership dated May 28, 1999
            (Exhibit 10.1 to TC PipeLines, LP's Form 10-K, March 28, 2000).
 *10.2      Contribution, Conveyance and Assumption Agreement among TC
            PipeLines, LP and certain other parties dated May 28, 1999
            (Exhibit 10.2 to TC PipeLines, LP's Form 10-K, March 28, 2000).
 *10.3      Northern Border Pipeline Company General Partnership Agreement
            between Northern Border Intermediate Limited Partnership,
            TransCanada Border PipeLine Ltd., and TransCan Northern Ltd.,
            effective March 9, 1978 as amended (Exhibit 3.2 to Northern
            Border Partners, L.P. Form S-1 Registration Statement No.
            33-66158).
 *10.3.1    Seventh Supplement Amending Northern Border Pipeline Company
            General Partnership Agreement dated as of September 23, 1993
            Partnership (Exhibit 10.3.1 to the 1999 Form S-1).

EXHIBIT NO.           DESCRIPTION
 *10.3.2    Eighth Supplement Amending Northern Border Pipeline Company
            General Partnership Agreement dated May 21, 1999 by and among
            TransCan Border PipeLine Ltd., TransCanada Northern Ltd.,
            Northern Border Intermediate Limited Partnership and TC PipeLines
            Intermediate Limited Partnership (Exhibit 10.3.2 to TC PipeLines,
            LP's Form 10-K, March 28, 2000).
 *10.4      Note Purchase Agreement between Northern Border Pipeline Company and the parties listed therein, dated July 15, 1992 (Exhibit 10.6 to Northern Border Partners, L.P.'s Form S-1 Registration
            Statement No. 33-66158).
 *10.4.1    Supplemental Agreement to the Note Purchase Agreement dated as of
            June 1, 1995 (Exhibit 10.6.1 to Northern Border Partners, L.P.'s
            Form S-1 Registration Statement No. 33-66158).
 *10.5      U.S. $40,000,000 Two-year Revolving Credit Facility between TC
            PipeLines, LP, as borrower, and TransCanada PipeLine USA Ltd., as lender dated May 28, 1999 (Exhibit 10.5 to TC PipeLines, LP's
            Form 10-K, March 28, 2000).
 *10.6      Form of Credit Agreement among Northern Border Pipeline Company,
            The First National Bank of Chicago, as Administrative Agent, The
            First National Bank of Chicago, Royal Bank of Canada, and Bank of
            America National Trust and Savings Association, as Syndication
            Agents, First Chicago Capital Markets, Inc., Royal Bank of
            Canada, and BancAmerica Securities, Inc. as Joint Arrangers and
            Lenders (as defined therein) dated as of June 16, 1997 (Exhibit
            10(c) to Northern Border Partners, L.P.'s Form S-3 Registration
            Statement No. 33-40601).
 *10.7      Operating Agreement between Northern Border Pipeline Company and
            Northern Plains Natural Gas Company, dated February 28, 1980
            (Exhibit 10.3 to Northern Border Partners, L.P.'s Form S-1
            Registration Statement No. 33-66158).
 *10.8      Guaranty made by Panhandle Eastern Pipeline Company, dated
            October 31, 1992 (Exhibit 10.9 to Northern Border Partners,
            L.P.'s Form S-1 Registration Statement No. 33-65158).
 *10.9      Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and Enron Gas Marketing,
            Inc., dated June 22, 1990 (Exhibit 10.10 to Northern Border
            Partners, L.P.'s Form S-1 Registration Statement No. 33-66158).
 *10.9.1    Amended Exhibit A to Northern Border Pipeline Company U.S.
            Shipper Service Agreement effective April 1, 1998 (Exhibit
            10.10.4 to Northern Border Partners, L.P.'s 1997 Form 10-K SEC
            File No. 1-12202).
 *10.10     Amended Exhibit A to Northern Border Pipeline Company U.S.
            Shippers Service Agreement between Northern Border Pipeline
            Company and Enron Gas Marketing, Inc. (Exhibit 10.10.1 to Northern
            Border Partners, L.P.'s Form 10-K for the year ended December 31,
            1993, SEC file No. 1-12202).
 *10.11     Amended Exhibit A to Northern Border Pipeline U.S. Shippers
            Service Agreement between Northern Border Pipeline Company and
            Enron Gas Marketing, Inc., effective November 1, 1994 (Exhibit
            10.10.2 to the Northern Border Partners, L.P.'s Form 10-K for the
            year ended December 31, 1994, SEC File No. 1-12202).
 *10.12     Amended Exhibit A's to Northern Border Pipeline Company U.S.
            Shipper Service Agreement effective August 1, 1995 and November
            1, 1995 (Exhibit 10.10.3 to Northern Border Partners, L.P.'s Form
            10-K for the year ended December 31, 1995).
 *10.13     Amended Exhibit A to Northern Border Pipeline Company U.S.
            Shipper Service Agreement effective April 1, 1998 (Exhibit
            10.10.4 to Northern Border Partners, L.P.'s Form 10-K for the
            year ended December 31, 1997, SEC File No. 1-12202.
 *10.14     Guaranty made by Northern Natural Gas Company, dated October 7,
            1993 (Exhibit 10.11.1 to Northern Border Partners, L.P.'s 1993
            Form 10-K SEC File No. 1-12202).
 *10.14.1   Guaranty made by Northern Natural Gas Company, dated October 7,
            1993 (Exhibit 10.11.2 to Northern Border Partners, L.P.'s 1993
            Form 10-K SEC File No. 1-12202).

EXHIBIT NO.           DESCRIPTION
 *10.15     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and Western Gas
            Marketing Limited, as agent for TransCanada PipeLines Limited, dated December 15, 1980 (Exhibit 10.13 to Northern Border
            Partners, L.P.'s Form S-1 Registration Statement No. 33-66158).
 *10.15.1   Amended Exhibit A to Northern Border Pipeline Company U.S.
            Shippers Service Agreement between Northern Border Pipeline
            Company and Western Gas Marketing Limited extending the term effective April 2, 1999 (Exhibit 10.11.1 to 1999 Form S-1).
 *10.16     Amendment to Northern Border Pipeline Company Service Agreement
            extending the term effective November 1, 1995 (Exhibit 10.13.1 to
            Northern Border Partners, L.P.'s Form 10-K for the year ended
            December 31, 1995).
 *10.17     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and Transcontinental Gas
            Pipe Line Corporation, dated July 14, 1983, with Amended Exhibit
            A effective February 11, 1994 (Exhibit 10.17 to Northern Border
            Partners, L.P.'s 1995 Form 10-K SEC File No. 1-12202).
 *10.18     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and Enron Capital &
            Trade Resources Corp. dated October 15, 1997 (Exhibit 10.21 to
            Northern Border Partners, L.P.'s 1997 Form 10-K SEC File No.
            1-12202).
 *10.19     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and Enron Capital &
            Trade Resources Corp. dated October 15, 1997 (Exhibit 10.22 to
            Northern Border Partners, L.P.'s 1997 Form 10-K SEC File No.
            1-12202).
 *10.20     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and Enron Capital &
            Trade Resources Corp. dated August 5, 1997 with Amendment dated
            September 25, 1997 (Exhibit 10.25 to Northern Border Partners,
            L.P.'s 1997 Form 10-K SEC File No. 1-12202).
 *10.20.1   Amended Exhibit A to Northern Border Pipeline Company U.S.
            Shippers Service Agreement between Northern Border Pipeline
            Company and Enron Capital & Trade Resources Corp. effective
            November 1, 1998 (Exhibit 10.15.1 to 1999 Form S-1).
 *10.22     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and Enron Capital &
            Trade Resources Corp. dated August 5, 1997 (Exhibit 10.26 to
            Northern Border Partners, L.P.'s 1997 Form 10-K SEC File No.
            1-12202).
 *10.22.1   Amended Exhibit A to Northern Border Pipeline Company U.S.
            Shippers Service Agreement between Northern Border Pipeline
            Company and Enron Capital & Trade Resources Corp. effective April
            2, 1999 (Exhibit 10.16.1 to 1999 Form S-1).
 *10.23     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and TransCanada Gas
            Services Inc., as agent for TransCanada PipeLines Limited, dated
            August 14, 1997 (Exhibit 10.28 to Northern Border Partners,
            L.P.'s 1997 Form 10-K SEC File No. 1-12202).
 *10.24     Agreement among Northern Plains Natural Gas Company, Pan Border
            Gas Company, Northwest Border Pipeline Company, TransCanada
            Border PipeLine Ltd., TransCan Northern Ltd., Northern Border
            Intermediate Limited Partnership, Northern Border Partners, L.P.,
            and the Management Committee of Northern Border Pipeline, dated as of March 17, 1999 (Exhibit 10.21 to Northern Border Partners,
            L.P.'s 1998 Form 10-K SEC File No. 1-12202).
 *10.25     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and TransCanada Gas
            Services Inc. as agent for TransCanada PipeLines Limited, dated
            October 10, 1996, with Amended Exhibit A effective April 2, 1999
            (Exhibit 10.19 to 1999 Form S-1).

EXHIBIT NO.           DESCRIPTION
 *10.26     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and TransCanada Gas
            Services Inc., as agent for TransCanada PipeLines Limited dated
            August 5, 1997 with Amended Exhibit A, effective April 2, 1999
            (Exhibit 10.27 to Northern Border Partners, L.P.'s Form 10-K for
            the year ended December 31, 1997).
 *10.27     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and TransCanada Gas
            Services Inc. as agent for TransCanada PipeLines Limited, dated
            October 5, 1998, with Amended Exhibit A effective April 2, 1999
            (Exhibit 10.20 to 1999 Form S-1).
 *10.28     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and TransCanada Gas
            Services Inc. as agent for TransCanada PipeLines Limited, dated
            October 5, 1998, with Amended Exhibit A effective April 2, 1999
            (Exhibit 10.21 to 1999 Form S-1).
 *10.29     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and TransCanada Gas
            Services Inc. as agent for TransCanada PipeLines Limited, dated
            October 5, 1998, with Amended Exhibit A effective April 2, 1999
            (Exhibit 10.22 to 1999 Form S-1).
 *10.30     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and TransCanada Gas
            Services Inc. as agent for TransCanada PipeLines Limited, dated
            October 5, 1998, with Amended Exhibit A effective April 2, 1999
            (Exhibit 10.23 to 1999 Form S-1).
 *10.31     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and TransCanada Gas
            Services Inc. as agent for TransCanada PipeLines Limited, dated
            December 18, 1998 (Exhibit 10.24 to 1999 Form S-1).
 *10.32     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and Pan-Alberta Gas
            (U.S.) Inc. dated October 1, 1993, with Amended Exhibit A
            effective June 22, 1998 (Exhibit 10.25 to 1999 Form S-1).
 *10.33     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and Pan-Alberta Gas
            (U.S.) Inc. (successor to Natgas U.S. Inc.), dated October 6,
            1989, with Amended Exhibit A effective April 2, 1999 (Exhibit
            10.26 to 1999 Form S-1).
 *10.34     Northern Border Pipeline Company U.S. Shippers Service Agreement
            between Northern Border Pipeline Company and Pan-Alberta Gas
            (U.S.) Inc., dated October 1, 1992, with Amended Exhibit A effective June 22, 1998 (Exhibit 10.27 to 1999 Form S-1).
 *10.35     Project Management Agreement by and between Northern Plains
            Natural Gas Company and Enron Engineering & Construction Company,
            dated March 1, 1996 (Exhibit No. 10.39 to Northern Border
            Pipeline Company, Form S-4 Registration Statement, Registration
            No. 333-88577).
 *10.36     Directors' Compensation Plan of TC PipeLines, GP, Inc. dated effective July 19, 1999 (Exhibit 10.36 to TC PipeLines, LP's Form
            10-K, March 28, 2000).
 *10.37     Purchase and Sale Agreement dated July 19, 2000 among TCPL
            Tuscarora Ltd., TC Tuscarora Intermediate Limited Partnership, TC
            PipeLines GP, Inc., TransCanada PipeLines Limited and TransCanada
            PipeLine USA Ltd. (Exhibit 99.3 to TC PipeLines, LP's Form 8-K,
            September 1, 2000).
 *10.38     Credit Agreement dated as of August 22, 2000 among TC PipeLines,
            LP, the Lenders Party thereto and Bank One N.A., as
            agent (Exhibit 99.2 to TC PipeLines, LP's Form 10-Q, quarter ended September 30, 2000).
  21.1      Subsidiaries of the Registrant

*  Indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2001.

                                   TC PIPELINES, LP
                                   (A Delaware Limited Partnership)
                                   by its general partner, TC PipeLines GP, Inc.

                                        /s/ Ronald J. Turner
                                   By:  -------------------------------------
                                        Ronald J. Turner
                                        President and Chief Executive Officer
                                        TC PipeLines GP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       SIGNATURE                                   TITLE                              DATE
       ---------                                   -----                              ----

/s/ Ronald J. Turner
-------------------
Ronald J. Turner                    President and Chief Executive Officer
                                    and Director (Principal Executive Officer)   March 29, 2001

/s/ Russell K. Girling
-------------------
Russell K. Girling                  Chief Financial Officer
                                    and Director (Principal Financial Officer)   March 29, 2001

/s/ Theresa Jang
-------------------
Theresa Jang                        Controller (Principal Accounting Officer)    March 29, 2001


/s/ Dennis J. McConaghy
-------------------
Dennis J. McConaghy                 Director                                     March 29, 2001

/s/ Walentin Mirosh
-------------------
Walentin Mirosh                     Director                                     March 29, 2001


-------------------
Robert A. Helman                    Director                                     March   , 2001


-------------------
Jack F. Jenkins-Stark               Director                                     March   , 2001


-------------------
David L. Marshall                   Director                                     March   , 2001

                                TC PIPELINES, LP
                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE NO.
FINANCIAL STATEMENTS OF TC PIPELINES, LP

Independent Auditors' Report                                              F-2
Balance Sheet - December 31, 2000 and 1999                                F-3
Statement of Income - Year Ended December 31, 2000
    and Period Ended December 31, 1999                                    F-3
Statement of Cash Flows - Year Ended December 31, 2000
    and Period Ended December 31, 1999                                    F-4
Statement of Changes in Partners' Capital - Year Ended
    December 31, 2000 and Period Ended December 31, 1999                  F-4
Notes to Financial Statements                                             F-5

FINANCIAL STATEMENTS OF NORTHERN BORDER PIPELINE COMPANY

Report of Independent Public Accountants                                  F-10
Balance Sheet - December 31, 2000 and 1999                                F-11
Statement of Income - Years Ended December 31, 2000, 1999 and 1998        F-12
Statement of Cash Flows - Years Ended December 31, 2000, 1999 and 1998    F-13
Statement of Changes in Partners' Capital - Years Ended
    December 31, 2000, 1999 and 1998                                      F-14
Notes to Financial Statements                                             F-15

FINANCIAL STATEMENTS SCHEDULE OF NORTHERN BORDER PIPELINE COMPANY

Report of Independent Public Accountants                                  S-1
Schedule II - Valuation and Qualifying Accounts                           S-2

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of TC PipeLines GP, Inc., General Partner of TC PipeLines, LP:

We have audited the accompanying balance sheets of TC PipeLines, LP (a Delaware limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the year ended December 31, 2000 and the period from the commencement of operations on May 28, 1999 to December 31, 1999. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC PipeLines, LP as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from the commencement of operations on May 28, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ KPMG LLP

Calgary, Canada
January 22, 2001

                                                 TC PIPELINES, LP
                                                   BALANCE SHEET

DECEMBER 31 (THOUSANDS OF DOLLARS)                                       2000               1999
-------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                                        1,566               795

Investment in Northern Border Pipeline Company                               248,098           250,450
Investment in Tuscarora Gas Transmission Company                              27,881                 -
                                                                   ------------------------------------
                                                                             277,545           251,245
                                                                   ------------------------------------
                                                                   ------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable                                                              499               407
   Accrued interest                                                              141                 -
                                                                   ------------------------------------
                                                                                 640               407
                                                                   ------------------------------------

Long-Term Debt                                                                21,500                 -

Partners' Capital
   Common units                                                              212,253           208,573
   Subordinated units                                                         37,951            37,248
   General partner                                                             5,201             5,017
                                                                   ------------------------------------
                                                                             255,405           250,838
                                                                   ------------------------------------
                                                                             277,545           251,245
                                                                   ------------------------------------
                                                                   ------------------------------------


                                                 TC PIPELINES, LP
                                                STATEMENT OF INCOME

                                                                                    YEAR ENDED          May 28 (1) --
(THOUSANDS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)                                 DECEMBER 31, 2000     December 31, 1999
-------------------------------------------------------------------------------------------------------------------------
EQUITY INCOME FROM INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY                           38,119               20,923
EQUITY INCOME FROM INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY                            943                    -
GENERAL AND ADMINISTRATIVE EXPENSES                                                         (1,337)                (699)
FINANCIAL CHARGES AND OTHER                                                                   (501)                   -
                                                                               ------------------------------------------
NET INCOME                                                                                  37,224               20,224
                                                                               ------------------------------------------
                                                                               ------------------------------------------
NET INCOME PER UNIT                                                                          $2.08                $1.13
                                                                               ------------------------------------------
                                                                               ------------------------------------------
UNITS OUTSTANDING (THOUSANDS)                                                               17,500               17,500
                                                                               ------------------------------------------
                                                                               ------------------------------------------

(1)  Commencement of operations

The accompanying notes are an integral part of these financial statements.

                                                 TC PIPELINES, LP
                                              STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED            May 28 (1) -
(THOUSANDS OF DOLLARS)                                           DECEMBER 31, 2000      December 31, 1999
-----------------------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                                   37,224               20,224
Add/(Deduct):
Distributions received in excess of /(less than) equity                       2,909               (8,799)
  income
Increase in accounts payable                                                     92                  407
Increase in accrued interest                                                    141                    -
                                                              ---------------------------------------------
                                                                             40,366               11,832
                                                              ---------------------------------------------

INVESTING ACTIVITIES
Investment in Tuscarora Gas Transmission Company                            (28,438)                   -
                                                              ---------------------------------------------
                                                                            (28,438)                   -
                                                              ---------------------------------------------
                                                              ---------------------------------------------

FINANCING ACTIVITIES
Distributions paid                                                          (32,657)             (11,037)
Long-term debt issued                                                        24,500                    -
Reduction of long-term debt                                                  (3,000)                   -
Common units issued                                                               -              282,061
Common units redeemed                                                             -             (274,560)
Subordinated units redeemed                                                       -               (7,501)
                                                              ---------------------------------------------
                                                                            (11,157)             (11,037)
                                                              ---------------------------------------------
INCREASE IN CASH                                                                771                  795
CASH, BEGINNING OF PERIOD                                                       795                    -
                                                              ---------------------------------------------
CASH, END OF PERIOD                                                           1,566                  795
                                                              ---------------------------------------------
                                                              ---------------------------------------------


                                                 TC PIPELINES, LP
                                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                                    Subordinated         General
                                            Common Units               Units             Partner      Partners' Capital
                                        ---------------------  ----------------------  ------------  ----------------------
                                        (thousands (thousands  (thousands  (thousands   (thousands   (thousands  (thousands
                                            of         of           of        of           of            of          of
                                          units)    dollars)      units)    dollars)     dollars)      units)     dollars)
                                        ---------- ----------  ----------  ----------  ------------  ----------  -----------
PARTNERSHIP UNITS

Initial public offering                   14,300     274,560         -          -            -         14,300      274,560
Contributions of assets                   14,300     193,515      3,200     43,303        4,833        17,500      241,651
Redemption of common units               (14,300)   (274,560)        -          -             -       (14,300)    (274,560)
Exercise of over-allotment
   option                                    391       7,501       (391)    (7,501)           -            -            -
                                         -----------------------------------------------------------------------------------
                                          14,691     201,016      2,809     35,802        4,833        17,500      241,651
Net Income                                            16,637                 3,182          405                     20,224
Distributions Paid                                    (9,080)               (1,736)        (221)                   (11,037)
                                         -----------------------------------------------------------------------------------
Partners' Capital at
   December 31, 1999                      14,691     208,573      2,809     37,248        5,017        17,500      250,838
NET INCOME                                            30,490                 5,830          904                     37,224
DISTRIBUTIONS PAID                                   (26,810)               (5,127)        (720)                   (32,657)
                                         -----------------------------------------------------------------------------------
PARTNERS' CAPITAL AT DECEMBER 31, 2000    14,691     212,253      2,809     37,951        5,201        17,500      255,405
                                         -----------------------------------------------------------------------------------
                                         -----------------------------------------------------------------------------------

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

     TC PipeLines also owns a 49% general partner interest in Tuscarora Gas Transmission Company (Tuscarora), a Nevada general partnership. Tuscarora owns a 229-mile interstate pipeline system that transports natural gas from Malin, Oregon, where it interconnects with facilities of PG&E Gas
Transmission - Northwest, to the Reno, Nevada area.

     TC PipeLines is managed by its general partner, TC PipeLines GP, Inc. (General Partner), a wholly-owned subsidiary of TransCanada. The General Partner provides certain administrative services for the Partnership and is reimbursed for its costs and expenses. In addition to its 2% general partner interest, the General Partner owns 2,809,306 Subordinated Units, representing an effective 15.7% limited partner interest in the Partnership at December 31, 2000.

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

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF PRESENTATION

The accompanying financial statements and related notes present the financial position of the Partnership as of December 31, 2000 and 1999 and the results of its operations, cash flows and changes in partners' capital for the year ended December 31, 2000 and for the period from May 28, 1999 (commencement of operations) to December 31, 1999. The Partnership uses the equity method of accounting for its investments in Northern Border Pipeline and Tuscarora, over which it is able to exercise significant influence. Amounts are stated in United States dollars.

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

                               TC PIPELINES, LP
                         NOTES TO FINANCIAL STATEMENTS

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

     At the time of acquisition on May 28, 1999, the Partnership recorded its investment in Northern Border Pipeline at $241.7 million, representing the combined carrying values of the investment in Northern Border Pipeline as reflected in the accounts of the predecessor companies at the same date. TC PipeLines' equity income amounted to $38.1 million and $20.9 million for the year ended December 31, 2000 and the period May 28 to December 31, 1999, respectively, representing 30% of the net income of Northern Border Pipeline for the same periods.

     The following sets out summarized financial information for Northern Border Pipeline as at and for the years ended December 31, 2000 and 1999. TC PipeLines has held its general partner interest since May 28, 1999.

December 31 (millions of dollars)                        2000       1999
--------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
Cash and cash equivalents                                 29.0       17.3
Other current assets                                      38.1       33.8
Plant, property and equipment, net                     1,687.0    1,731.4
Other assets                                              14.4       14.2
Current liabilities                                     (114.3)    (116.7)
Reserves and deferred credits                             (4.9)     (10.7)
Long-term debt                                          (822.3)    (834.5)
                                                   -----------------------
Partners' capital                                        827.0      834.8
                                                   -----------------------
                                                   -----------------------

Year ended December 31 (millions of dollars)             2000       1999
--------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                 311.0      298.3
Costs and expenses                                       (69.5)     (69.0)
Depreciation                                             (57.3)     (51.9)
Financial charges and other                              (57.1)     (58.8)
                                                   -----------------------
Net income                                               127.1      118.6
                                                   -----------------------
                                                   -----------------------

NOTE 4   INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY

On September 1, 2000, TC PipeLines completed its acquisition of a 49% general partner interest in Tuscarora Gas Transmission Company. The Partnership acquired this asset from TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada, for a purchase price of $28.0 million. The Partnership borrowed $24.5 million from the Revolving Credit Facility (see Note 5) to fund a portion of the purchase price. The remainder of the purchase price was funded with cash on hand. TCPL Tuscarora Ltd. has retained a 1% general partner interest in Tuscarora. Tuscarora is subject to regulation by the FERC.

     TC PipeLines' equity income from Tuscarora for the period September 1, 2000, the date of acquisition, to December 31, 2000 amounted to $0.9 million representing 49% of the net income of Tuscarora for the same period.

     The following sets out summarized financial information for Tuscarora as at and for the year ended December 31, 2000. TC PipeLines has held its general partner interest since September 1, 2000.

                               TC PIPELINES, LP
                         NOTES TO FINANCIAL STATEMENTS

December 31 (millions of dollars)                     2000
------------------------------------------------------------
TUSCARORA BALANCE SHEET
Cash and cash equivalents                               7.1
Other current assets                                    3.2
Plant, property and equipment, net                    115.7
Other assets                                            2.5
Current liabilities                                    (8.9)
Reserves and deferred credits                         (12.0)
Long-term debt                                        (84.2)
                                                ------------
Partners' capital                                      23.4
                                                ------------
                                                ------------

Year ended December 31 (millions of dollars)          2000
------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                               19.4
Costs and expenses                                     (2.4)
Depreciation                                           (4.4)
Financial charges and other                            (5.8)
                                                ------------
Net income                                              6.8
                                                ------------
                                                ------------

NOTE 5   CREDIT FACILITIES AND LONG-TERM DEBT

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility with a third party (Revolving Credit Facility) under which the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility bear interest at a floating rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million from the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. At December 31, 2000, the Partnership had $21.5 million outstanding under the Revolving Credit Facility. The fair value of the Revolving Credit Facility approximates its carrying value. The weighted average interest rate for the period from September 1 to December 31, 2000, the four months the Revolving Credit Facility has been outstanding, was 7.57%. Interest paid during the year ended December 31, 2000 and the period May 28 to December 31, 1999 was $0.5 million and nil, respectively.

     On May 28, 1999, the Partnership entered into a $40.0 million unsecured two-year revolving credit facility with TransCanada PipeLine USA Ltd. (TransCanada Credit Facility), an affiliate of the General Partner. The credit facility bears interest at London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At December 31, 2000 and 1999, the Partnership had no amount outstanding under this credit facility.

NOTE 6   PARTNERS' CAPITAL AND DISTRIBUTIONS

Partners' capital consists of 14,690,694 Common Units representing an 82.3% limited partner interest (an affiliate of the General Partner owns 2,800,000 of such Common Units), 2,809,306 Subordinated Units owned by the General Partner representing a 15.7% limited partner interest and a 2% general partner interest. In the aggregate, the General Partner's and its affiliate's interests represent an effective 33.4% ownership of the Partnership's equity.

     The Partnership will make distributions to its partners with respect to each calendar quarter within 45 days after the end of each quarter. Distributions are based on available cash which includes all cash and cash equivalents of the Partnership and working capital borrowings less reserves established by the General Partner. Amounts will generally be distributed 98% to the holders of Common and Subordinated Units (collectively referred to as Unitholders) and 2% to the General Partner. The Unitholders are entitled to receive the minimum quarterly distribution (MQD) of $0.45 per unit if and to the extent there is sufficient available cash. Distributions to holders of the Subordinated Units are subject, while Subordinated Units remain outstanding (Subordination Period), to the prior rights of holders of the Common Units to receive the MQD. The Subordination Period generally cannot end before June 30, 2004. Upon expiration of the Subordination Period, all Subordinated Units will be converted on a one-for-one basis into Common Units and will participate pro rata with all other Common Units in future distributions. Under certain circumstances, up to 66.7% of the Subordinated Units may

                               TC PIPELINES, LP
                         NOTES TO FINANCIAL STATEMENTS

convert into Common Units prior to the expiration of the Subordination Period. Common Units will not accrue arrearages with respect to distributions for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

     As an incentive, the General Partner's percentage interest in quarterly distributions is increased after certain specified target levels are met. At the time the quarterly distributions exceed $0.45 per unit, the General Partner will receive 15% of the excess. As the quarterly distributions are increased above $0.5275 per unit, the General Partner will receive increasing percentages in excess of the targets reaching a maximum of 50% of the excess of the highest target level. For the year ended December 31, 2000 and the period May 28 to December 31, 1999, the Partnership distributed $1.85 and $1.068, respectively, per unit. The distributions for the year ended December 31, 2000 and the period May 28 to December 31, 1999 included incentive distributions to the General Partner in the amount of $0.2 million and nil, respectively.

     Partnership income is allocated to the General Partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated 100% to the General Partner.

NOTE 7   NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of Common and Subordinated Units outstanding. The General Partner's allocation is equal to an amount based upon the General Partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

                                                                       YEAR ENDED          May 28 (1) -
(thousands of dollars, except per unit amounts)                     DECEMBER 31, 2000    December 31, 1999
-----------------------------------------------------------------------------------------------------------
Net income                                                                     37,224               20,224
                                                                    ---------------------------------------
Net income allocated to General Partner                                          (745)                (405)
Adjustment to reflect incentive distribution income allocation                   (159)                   -
                                                                    ---------------------------------------
                                                                                 (904)                (405)
                                                                    ---------------------------------------
Net income allocable to units                                                  36,320               19,819
Weighted average units outstanding (thousands)                                 17,500               17,500
                                                                    ---------------------------------------
Net income per unit                                                             $2.08                $1.13
                                                                    ---------------------------------------
                                                                    ---------------------------------------

(1)  Commencment of operations.

NOTE 8   RELATED PARTY TRANSACTIONS

The Partnership does not directly employ any persons to manage or operate its business. These functions are provided by the General Partner. The General Partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The Partnership Agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs reimbursed to the General Partner by the Partnership were approximately $0.7 million for the year ended December 31, 2000 ($0.2 million for the period from May 28, 1999 to December 31, 1999). Such costs include (i) personnel costs (such as salaries and employee benefits) of the personnel providing such services, (ii) overhead costs (such as office space and equipment) and (iii) out-of-pocket expenses related to the provision of such services.

     On September 1, 2000, TC PipeLines, based on the approval of a committee comprised of its independent directors, completed its acquisition of a 49% general partner interest in Tuscarora. The Partnership acquired this asset from TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada, for a purchase price of $28.0 million. The Partnership borrowed $24.5 million from the Revolving Credit Facility (see Note 5) to fund a portion of the purchase price. The remainder of the purchase price was funded with cash on hand.

     TransCanada Energy Marketing USA, Inc. (TransCanada Energy), an affiliate of TransCanada, the parent of TC PipeLines' General Partner, has firm service agreements representing approximately 11.4% of contracted capacity. The firm service agreements for TransCanada Energy extend for various terms with termination dates that range from October 2003 to December 2008.

                               TC PIPELINES, LP
                         NOTES TO FINANCIAL STATEMENTS

NOTE 9   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    NET INCOME         CASH
(thousands of dollars, except per unit amounts)   EQUITY INCOME      NET INCOME      PER UNIT    DISTRIBUTIONS(1)
------------------------------------------------------------------------------------------------------------------
2000
     First Quarter                                       8,623           8,344          $0.47             8,036
     Second Quarter                                      8,824           8,533          $0.48             8,036
     Third Quarter                                      10,514           9,980          $0.55             8,550
     Fourth Quarter                                     11,101          10,367          $0.58             8,550
1999
     Second Quarter(2)                                   3,130           2,986          $0.17             3,001
     Third Quarter                                       8,738           8,499          $0.48             8,036
     Fourth Quarter                                      9,055           8,739          $0.49             8,036

(1) Cash distributions are paid within 45 days after the end of each quarter.
(2) The Partnership commenced operations on May 28, 1999.

NOTE 10  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. The adoption of SFAS No. 133, as amended, will not have a material impact on TC PipeLines' financial position or results of operations.

NOTE 11  SUBSEQUENT EVENTS

On January 18, 2001, the Board of Directors of the General Partner declared a cash distribution of $0.475 per unit related to the three months ended December 31, 2000. The $8.5 million distribution is payable on February 14, 2001 in the following manner: $7.0 million to the holders of Common Units as of the close of business on January 31, 2000, $1.3 million to the General Partner as holder of the Subordinated Units, and $0.2 million to the General Partner as holder of incentive distribution rights and in respect of its 2% general partner interest.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Northern Border Pipeline Company:

We have audited the accompanying balance sheet of Northern Border Pipeline Company (a Texas partnership) as of December 31, 2000 and 1999, and the related statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                 ARTHUR ANDERSEN LLP

Omaha, Nebraska,
January 22, 2001

                          NORTHERN BORDER PIPELINE COMPANY

                                   BALANCE SHEET

                                   (IN THOUSANDS)

                                                                DECEMBER 31,
                                                       -------------------------------
ASSETS                                                    2000                 1999
                                                       -------------------------------
CURRENT ASSETS
   Cash and cash equivalents                           $   29,046           $   17,310
   Accounts receivable                                     27,128               21,929
   Related party receivables                                6,008                5,120
   Materials and supplies, at cost                          4,957                3,645
   Under recovered cost of service                             --                3,068
                                                       -------------------------------
      Total current assets                                 67,139               51,072
                                                       -------------------------------
NATURAL GAS TRANSMISSION PLANT
   In service                                           2,364,487            2,363,291
   Construction work in progress                           14,405                4,730
                                                       -------------------------------
      Total property, plant and equipment               2,378,892            2,368,021
   Less: Accumulated provision for
      depreciation and amortization                       691,900              636,627
                                                       -------------------------------
      Property, plant and equipment, net                1,686,992            1,731,394
                                                       -------------------------------
OTHER ASSETS                                               14,374               14,225
                                                       -------------------------------
      Total assets                                     $1,768,505           $1,796,691
                                                       -------------------------------
                                                       -------------------------------

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of long-term debt                $   41,000           $   66,000
   Accounts payable                                        26,087                5,588
   Accrued taxes other than income                         28,137               26,290
   Accrued interest                                        14,401               16,504
   Accumulated provision for rate refunds                   4,726                2,317
                                                       -------------------------------
      Total current liabilities                           114,351              116,699
                                                       -------------------------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                 822,267              834,459
                                                       -------------------------------
RESERVES AND DEFERRED CREDITS                               4,892               10,698
                                                       -------------------------------
COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL                                         826,995              834,835
                                                       -------------------------------
      Total liabilities and partners' capital          $1,768,505           $1,796,691
                                                       -------------------------------
                                                       -------------------------------

  The accompanying notes are an integral part of these financial statements.

                           NORTHERN BORDER PIPELINE COMPANY

                               STATEMENT OF INCOME

                                  (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------
                                              2000              1999              1998
                                            ---------------------------------------------
OPERATING REVENUES
   Operating revenues                       $334,978          $300,664           $196,600
   Provision for rate refunds                (23,956)           (2,317)                --
                                            ---------------------------------------------
      Operating revenues, net                311,022           298,347            196,600
                                            ---------------------------------------------
OPERATING EXPENSES
   Operations and maintenance                 41,548            38,708             29,447
   Depreciation and amortization              57,328            51,908             40,989
   Taxes other than income                    27,979            30,320             21,381
   Regulatory credit                              --                --             (8,878)
                                            ---------------------------------------------
      Operating expenses                     126,855           120,936             82,939
                                            ---------------------------------------------
OPERATING INCOME                             184,167           177,411            113,661
                                            ---------------------------------------------
INTEREST EXPENSE
   Interest expense                           65,489            60,312             44,542
   Interest expense capitalized                 (328)              (98)           (19,001)
                                            ---------------------------------------------
      Interest expense, net                   65,161            60,214             25,541
                                            ---------------------------------------------
OTHER INCOME
   Allowance for equity funds used
      during construction                        305               101             10,237
   Other income, net                           7,753             1,262              1,874
                                            ---------------------------------------------
        Other income                           8,058             1,363             12,111
                                            ---------------------------------------------
NET INCOME TO PARTNERS                      $127,064          $118,560           $100,231
                                            ---------------------------------------------
                                            ---------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                         NORTHERN BORDER PIPELINE COMPANY

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                           2000            1999           1998
                                                          ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                 $ 127,064      $ 118,560      $ 100,231
                                                          ---------------------------------------
   Adjustments to reconcile net income to
   partners to net cash provided by
   operating activities:
      Depreciation and amortization                          57,682         51,962         41,005
      Provision for rate refunds                             25,082          2,317             --
      Rate refunds paid                                     (22,673)            --             --
      Allowance for equity funds used
        during construction                                    (305)          (101)       (10,237)
      Reserves and deferred credits                          (5,806)           880            (10)
      Regulatory credit                                          --             --         (9,105)
      Changes in components of working capital               (3,002)        (2,112)       (18,471)
      Other                                                  (2,075)           (40)           364
                                                          ---------------------------------------
           Total adjustments                                 48,903         52,906          3,546
                                                          ---------------------------------------
      Net cash provided by operating activities             175,967        171,466        103,777
                                                          ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment, net                                    (15,523)      (101,678)      (651,169)
                                                          ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions from partners                                   --             --        223,000
   Distributions to partners                               (134,904)      (127,163)       (61,205)
   Issuance of long-term debt, net                           75,000        289,026        403,000
   Retirement of long-term debt                            (111,000)      (263,000)            --
   Increase in bank overdraft                                22,437             --             --
   Proceeds received upon termination of
      interest rate forward agreements                           --         12,896             --
   Long-term debt financing costs                              (241)        (1,626)            --
                                                          ---------------------------------------
      Net cash provided by (used in)
        financing activities                               (148,708)       (89,867)       564,795
                                                          ---------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      11,736        (20,079)        17,403
Cash and cash equivalents-beginning of year                  17,310         37,389         19,986
                                                          ---------------------------------------
Cash and cash equivalents-end of year                     $  29,046      $  17,310      $  37,389
                                                          ---------------------------------------
                                                          ---------------------------------------

-------------------------------------------------------------------------------------------------

Changes in components of working capital:
   Accounts receivable                                    $  (6,087)     $  (8,145)     $  (1,567)
   Materials and supplies                                    (1,312)          (285)           317
   Accounts payable                                           1,585         (4,598)       (10,769)
   Accrued taxes other than income                            1,847          6,462           (466)
   Accrued interest                                          (2,103)         4,741          1,396
   Over/under recovered cost of service                       3,068           (287)        (7,382)
                                                          ---------------------------------------
   Total                                                  $  (3,002)     $  (2,112)     $ (18,471)
                                                          ---------------------------------------
                                                          ---------------------------------------

  The accompanying notes are an integral part of these financial statements.

                         NORTHERN BORDER PIPELINE COMPANY

                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                  (IN THOUSANDS)

                                                                         TC          NORTHERN
                                        TRANSCANADA                   PIPELINES       BORDER
                                          BORDER       TRANSCAN      INTERMEDIATE   INTERMEDIATE      TOTAL
                                         PIPELINE      NORTHERN        LIMITED        LIMITED       PARTNERS'
                                           LTD.          LTD.        PARTNERSHIP    PARTNERSHIP     CAPITAL
                                        ---------------------------------------------------------------------
Partners' Capital at
   December 31, 1997                    $ 34,885      $ 139,539       $     --       $406,988      $ 581,412

Net income to partners                     6,014         24,055             --         70,162        100,231

Contributions received                    13,380         53,520             --        156,100        223,000

Distributions paid                        (3,673)       (14,689)            --        (42,843)       (61,205)
                                        ---------------------------------------------------------------------
Partners' Capital at
   December 31, 1998                      50,606        202,425             --        590,407        843,438

Net income to partners                     2,930         11,715         20,923         82,992        118,560

Distributions paid                        (5,206)       (20,819)       (12,124)       (89,014)      (127,163)

Ownership transfer                       (48,330)      (193,321)       241,651             --             --
                                        ---------------------------------------------------------------------
Partners' Capital at
   December 31, 1999                          --             --        250,450        584,385        834,835

Net income to partners                        --             --         38,119         88,945        127,064

Distributions paid                            --             --        (40,471)       (94,433)      (134,904)
                                        ---------------------------------------------------------------------
Partners' Capital at
   December 31, 2000                    $     --      $      --       $248,098       $578,897      $ 826,995
                                        ---------------------------------------------------------------------
                                        ---------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                         NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1.      ORGANIZATION AND MANAGEMENT

        Northern Border Pipeline Company (Northern Border Pipeline) is a general partnership, formed in 1978, pursuant to the Texas Uniform Partnership Act. The ownership percentages of the partners in Northern Border Pipeline (Partners) at December 31, 2000 and 1999, are as follows:

                                                                    Ownership
                 Partner                                            Percentage
                 -------                                            ----------
        Northern Border Intermediate Limited Partnership                70
        TC PipeLines Intermediate Limited Partnership                   30

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

        Northern Border Pipeline is managed by a Management Committee that includes three representatives from Northern Border Intermediate Limited Partnership (Partnership) and one representative from TC PipeLines. The Partnership's representatives selected by its general partners, Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company, a wholly-owned subsidiary of The Williams Companies, Inc., have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest. In December 1998, Northern Plains acquired Pan Border from a subsidiary of Duke Energy Corporation. At the closing of the acquisition, Pan Border's sole asset consisted of its general partner interest in the Partnership. The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains (the Operator), as defined by the operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of the Operator. For the years ended December 31, 2000, 1999, and 1998, Northern Border Pipeline reimbursed the Operator approximately $31.7 million, $29.7 million and $30.0 million, respectively. Additionally, Northern Border Pipeline utilizes Enron affiliates for management on pipeline expansion and extension projects.

                         NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)    USE OF ESTIMATES

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (B)    GOVERNMENT REGULATION

               Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission (FERC). Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities. At December 31, 2000 and 1999, Northern Border Pipeline has reflected regulatory assets of approximately $12.4 million and $12.1 million, respectively, in Other Assets on the balance sheet. Northern Border Pipeline is recovering the regulatory assets from its shippers over varying time periods, which range from four to 43 years.

        (C)    REVENUE RECOGNITION

               Northern Border Pipeline transports gas for shippers under a tariff regulated by the FERC. The tariff specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on the pipeline system. Northern Border Pipeline's revenues are derived from agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. Northern Border Pipeline does not own the gas that it transports, and therefore it does not assume the related natural gas commodity risk. See Notes 3 and 4 for a further discussion of Northern Border Pipeline's tariff and transportation agreements.

        (D)    CASH AND CASH EQUIVALENTS

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

                         NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        (E)    INCOME TAXES

               Income taxes are the responsibility of the Partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its rates the income taxes which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of determining transportation rates in calculating the return allowed by the FERC, Partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $326 million and $316 million at December 31, 2000 and 1999, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

        (F) PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION

               Property, plant and equipment is stated at original cost. The original cost of property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. No retirement gain or loss is included in income except in the case of extraordinary retirements or sales.

               Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of Northern Border Pipeline's FERC tariff. The effective depreciation rates applied to Northern Border Pipeline's transmission plant in 2000, 1999 and 1998 were 2.25%, 2.0% and 2.5%, respectively. Based upon the rate case settlement discussed in Note 3, Northern Border Pipeline will continue to use a 2.25% depreciation rate. Composite rates are applied to all other functional groups of property having similar economic characteristics.

        (G)    ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

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

        (H)    RISK MANAGEMENT (CONTINUED)

               certain of its floating rate debt to fixed rate debt. Northern Border Pipeline does not use these instruments for trading purposes. The cost or benefit of the interest rate swap agreements is recognized currently as a component of interest expense.

3.      RATES AND REGULATORY ISSUES

        RATE CASE

        Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a FERC regulated tariff. Northern Border Pipeline had used a cost of service form of tariff since its inception but agreed to convert to a stated rate form of tariff as part of the settlement of its current rate case discussed below.

        Under the cost of service tariff, Northern Border Pipeline was provided an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline was generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. Billings for the firm transportation agreements were based on contracted volumes to determine the allocable share of the cost of service and were not dependent upon the percentage of available capacity actually used. Under the cost of service tariff, Northern Border Pipeline billed on an estimated basis for a six-month cycle. Any net excess or deficiency resulting from the comparison of the actual cost of service determined for the period in accordance with the FERC tariff to the estimated billing was accumulated, including carrying charges thereon, and was either billed to or credited back to the shippers. Revenues reflected actual cost of service. An amount equal to differences between billing estimates and the actual cost of service, including carrying charges, was reflected in current assets or current liabilities.

        Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes was approximately $30 million. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund.

        In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers will pay stated transportation rates based on a straight-fixed variable rate design. Under the straight-fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges,

                         NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


3.      RATES AND REGULATORY ISSUES (CONTINUED)

        RATE CASE (CONTINUED)

        based on the volumes of gas actually transported on the system. From December 1, 1999, through and including December 31, 2000, the rates were based upon an annual revenue level of $307 million. For periods after December 31, 2000, the rates are based upon an annual revenue level of $305 million. The settlement further provides for the incorporation into Northern Border Pipeline's rate base all of the construction costs of The Chicago Project, which was Northern Border Pipeline's expansion and extension of its pipeline from near Harper, Iowa to a point near Manhattan, Illinois. Northern Border Pipeline had placed into service the facilities for the Chicago Project in December 1998. Under the settlement, both Northern Border Pipeline and its existing shippers will not be able to seek rate changes until November 1, 2005, at which time Northern Border Pipeline must file a new rate case.

        After the FERC approved the rate case settlement and prior to the end of 2000, Northern Border Pipeline made estimated refund payments to its shippers totaling approximately $22.7 million, primarily related to the period from December 1999 to November 2000. At December 31, 2000, Northern Border Pipeline had estimated its remaining refund obligation through the end of 2000 to be approximately $4.7 million, which is expected to be paid in the first quarter of 2001. Northern Border Pipeline's operating revenues for 2000 reflect the significant terms of the approved settlement.

        CERTIFICATE APPLICATION

        In October 1998, Northern Border Pipeline filed a certificate application with the FERC to seek approval to expand and extend its pipeline system into Indiana (Project 2000). When completed, Project 2000 will afford shippers on the expanded and extended pipeline system access to industrial gas consumers in northern Indiana. The certificate application was subsequently amended by Northern Border Pipeline in March and December 1999. On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed facilities. The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. The project has a targeted in-service date of November 2001. The capital expenditures for the project are estimated to be approximately $94 million, of which $10.8 million had been incurred through December 31, 2000.

4.      TRANSPORTATION SERVICE AGREEMENTS

        Operating revenues are collected pursuant to the FERC tariff through firm transportation service agreements (firm service agreements). The firm service agreements extend for various terms with termination dates that range from October 2001 to December 2013. Northern Border Pipeline also has interruptible service agreements with numerous other shippers as a result of its self-implementing blanket transportation authority. Under the approved settlement of the rate case discussed in Note 3, in certain situations, Northern Border Pipeline will reduce the billings for the firm service agreements by one half of the revenues received from the interruptible service agreements through October 31, 2003. After October 31, 2003, all revenues from interruptible transportation service will be retained by Northern Border Pipeline.

                         NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


4.      TRANSPORTATION SERVICE AGREEMENTS (CONTINUED)

        Northern Border Pipeline's largest shipper, Pan-Alberta Gas (U.S.) Inc. (PAGUS), is presently obligated for approximately 25.5% of the contracted firm capacity through three firm service agreements which expire in October 2003. Financial guarantees exist through October 2001 for approximately 16.3% of the contracted firm capacity of PAGUS, including 10.5% guaranteed by Northern Natural Gas Company, a wholly-owned subsidiary of Enron. The remaining obligation of PAGUS is supported by various credit support arrangements, including among others, a letter of credit, an escrow account and an upstream capacity transfer agreement. Operating revenues from the PAGUS firm service agreements and interruptible service agreements for the years ended December 31, 2000, 1999 and 1998 were $65.0 million, $76.6 million and $87.3 million, respectively.

        TransCanada Energy Marketing USA, Inc. (TransCanada Energy), an affiliate of TC PipeLines, has firm service agreements representing approximately 11.4% of contracted capacity. The firm service agreements for TransCanada Energy extend for various terms with termination dates that range from October 2003 to December 2008. Other shippers affiliated with the Partners of Northern Border Pipeline have firm service agreements representing approximately 7.1% of contracted capacity. These firm service agreements extend for various terms with termination dates that range from January 2002 to May 2009. Operating revenues from the affiliated firm service agreements and interruptible service agreements for the years ended December 31, 2000, 1999, and 1998 were $58.5 million, $52.5 million and $22.4 million, respectively.

5.      CREDIT FACILITIES AND LONG-TERM DEBT

        Detailed information on long-term debt is as follows:

                                                                    December 31,
        (Thousands of dollars)                                   2000        1999
        ----------------------------------------------------------------------------
        1992 Senior Notes - average 8.49% and 8.43% at
             December 31, 2000 and 1999, respectively,
             due from 2000 to 2003                             $184,000     $250,000
        Pipeline Credit Agreement
             Term loan, due 2002                                424,000      439,000
             Five-year revolving credit facility                 45,000           --
        1999 Senior Notes - 7.75%, due 2009                     200,000      200,000
        Unamortized proceeds from termination
             of interest rate forward agreements                 11,107       12,397
        Unamortized debt discount                                  (840)        (938)
                                                               ----------------------
        Total                                                   863,267      900,459
        Less: Current maturities of long-term debt               41,000       66,000
                                                               ----------------------
        Long-term debt                                         $822,267     $834,459
                                                               ----------------------
                                                               ----------------------

        In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical

                         NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


5.      CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

        terms (1999 Senior Notes). Also in August 1999, Northern
        Border Pipeline received approximately $12.9 million from the termination of interest rate forward agreements, which is included in long-term debt on the balance sheet and is being amortized against interest expense over the life of the 1999 Senior Notes. The interest rate forward agreements, which had an aggregate notional amount of $150 million, had been executed in September 1998 to hedge the interest rate on a planned issuance of fixed rate debt in 1999. The proceeds from the private offering, net of debt discounts and issuance costs, and the termination of the interest rate forward agreements were used to reduce existing indebtedness under a June 1997 credit agreement.

        In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of a previously existing bank loan agreement and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 1999, in accordance with the provisions of the Pipeline Credit Agreement, Northern Border Pipeline converted the three-year revolving credit facility to a term loan maturing in June 2002. The Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. Northern Border Pipeline is required to pay a facility fee on the remaining aggregate principal commitment amount of $624 million.

        At December 31, 2000 and 1999, Northern Border Pipeline had an outstanding interest rate swap agreement with a notional amount of $40 million, which will terminate in November 2001. Under the agreement, Northern Border Pipeline makes payments to counterparties at fixed rates and in return receives payments at variable rates based on the London Interbank Offered Rate. At December 31, 2000 and 1999, Northern Border Pipeline was in a payable position relative to its counterparties. The average effective interest rate of Northern Border Pipeline's variable rate debt, taking into consideration the interest rate swap agreement, was 7.06% and 6.73% at December 31, 2000 and 1999, respectively.

        Interest paid, net of amounts capitalized, during the years ended December 31, 2000, 1999 and 1998 was $68.0 million, $55.5 million and $23.8 million, respectively.

        Aggregate required repayments of long-term debt are as follows: $41 million, $547 million and $65 million for 2001, 2002 and 2003, respectively. There are no required repayment obligations for either 2004 or 2005.

                         NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


5.      CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

        Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios which restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. Under the most restrictive of the covenants, as of December 31, 2000 and 1999, respectively, $136 million and $132 million of partners' capital of Northern Border Pipeline could be distributed.

        The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the 1992 Senior Notes was approximately $191 million and $273 million at December 31, 2000 and 1999, respectively. The estimated fair value of the 1999 Senior Notes was approximately $213 million and $201 million at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, the estimated fair value which would be payable to terminate the interest rate swap agreement, taking into account current interest rates, was approximately $1 million. Northern Border Pipeline presently intends to maintain the current schedule of maturities for the 1992 Senior Notes, 1999 Senior Notes and the interest rate swap agreement which will result in no gains or losses on their respective repayment. The fair value of Northern Border Pipeline's variable rate debt approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

6.      COMMITMENTS AND CONTINGENCIES

        CAPITAL EXPENDITURES

        Total capital expenditures for 2001 are estimated to be $97 million. This includes approximately $81 million for Project 2000 (see Note 3) and approximately $16 million for renewals and replacements of the existing facilities. Funds required to meet the capital expenditures for 2001 are anticipated to be provided primarily from debt borrowings and internal sources.

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

                         NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


7.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Operating         Operating         Net Income
        (In thousands)                         Revenues, net         Income         to Partners
        ---------------------------------------------------------------------------------------
        2000
              First Quarter                        $76,241           $44,628          $28,744
              Second Quarter                        77,346            44,305           29,413
              Third Quarter                         78,241            47,584           34,293
              Fourth Quarter                        79,194            47,650           34,614
        1999
              First Quarter                        $73,635           $44,271          $30,315
              Second Quarter                        73,022            43,788           28,933
              Third Quarter                         73,925            44,017           29,127
              Fourth Quarter                        77,765            45,335           30,185

8.      ACCOUNTING PRONOUNCEMENTS

        In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

        In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. Northern Border Pipeline will adopt SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133, as amended, will not have a material impact on Northern Border Pipeline's financial position or results of operations.

9.      SUBSEQUENT EVENTS

        Northern Border Pipeline makes distributions to it general partners approximately one month following the end of the quarter. The distribution for the fourth quarter of 2000 of approximately $31.4 million is payable February 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Northern Border Pipeline Company:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Northern Border Pipeline Company included in this Form 10-K and have issued our report thereon dated January 22, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Pipeline Company listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Omaha, Nebraska,
January 22, 2001

                                                                    SCHEDULE II

                       NORTHERN BORDER PIPELINE COMPANY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

Column A                   Column B               Column C                        Column D           Column E
-------------------------------------------------------------------------------------------------------------------
                                                  Additions
                                            -------------------------             Deductions
                           Balance at       Charged to        Charged           For Purpose For
                           Beginning        Costs and         to Other          Which Reserves       Balance at
Description                 of Year          Expenses         Accounts            Were Created       End of Year
-------------------------------------------------------------------------------------------------------------------
Reserve for
  regulatory issues
      2000                  $7,376             $1,800           $--                 $7,376              $1,800
      1999                  $6,726             $  650           $--                 $   --              $7,376
      1998                  $6,726             $   --           $--                 $   --              $6,726