Form 10-Q
period 2001-03-31
TC PIPELINES LP
filed 2001-05-14
CIK 1075607

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001

                        Commission File Number: 000-26091
                                TC PIPELINES, LP
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   52-2135448
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

    110 TURNPIKE ROAD, SUITE 203
     WESTBOROUGH, MASSACHUSETTS                           01581
----------------------------------------               ----------
(Address of principal executive offices)               (Zip code)

                                  508-871-7046
               --------------------------------------------------
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 4, 2001 there were 14,690,694 of the registrant's common units outstanding.

                                TC PIPELINES, LP

                                TABLE OF CONTENTS

                                                                                             PAGE NO.

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Statement of Income - Three months ended March 31, 2001 and 2000                   3
              Balance Sheet - March 31, 2001 and December 31, 2000                               3
              Statement of Cash Flows - Three months ended March 31, 2001 and 2000               4
              Notes to Condensed Financial Statements                                            5

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

              Results of Operations of TC PipeLines, LP                                         10
              Liquidity and Capital Resources of TC PipeLines, LP                               12
              Results of Operations of Northern Border Pipeline Company                         13
              Liquidity and Capital Resources of Northern Border Pipeline Company               15
              Results of Operations of Tuscarora Gas Transmission Company                       16
              Liquidity and Capital Resources of Tuscarora Gas Transmission Company             18

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                        20

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                                                  21

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                TC PIPELINES, LP

                               STATEMENT OF INCOME

Three months ended March 31 (unaudited)
(thousands of dollars, except per unit amounts)                                            2001            2000
-----------------------------------------------------------------------------------------------------------------
EQUITY INCOME FROM INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY                        10,767           8,623
EQUITY INCOME FROM INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY                         911               -
GENERAL AND ADMINISTRATIVE EXPENSES                                                        (357)           (279)
FINANCIAL CHARGES AND OTHER                                                                (358)              -
                                                                                ---------------------------------
NET INCOME                                                                               10,963           8,344
                                                                                =================================

NET INCOME ALLOCATION
Common units                                                                              8,947           6,864
Subordinated units                                                                        1,711           1,313
General partner                                                                             305             167
                                                                                ---------------------------------
                                                                                         10,963           8,344
                                                                                =================================

NET INCOME PER UNIT                                                                       $0.61           $0.47
                                                                                =================================

UNITS OUTSTANDING (THOUSANDS)                                                            17,500          17,500
                                                                                =================================

                                  BALANCE SHEET

                                                                                  MARCH 31, 2001     December 31,
(thousands of dollars)                                                               (unaudited)             2000
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                                                    1,387            1,566

Investment in Northern Border Pipeline Company                                           253,281          248,098
Investment in Tuscarora Gas Transmission Company                                          28,793           27,881
Deferred Amounts                                                                              45                -
                                                                                ----------------------------------
                                                                                         283,506          277,545
                                                                                ==================================

------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable                                                                          231              499
   Accrued interest                                                                          121              141
                                                                                ----------------------------------
                                                                                             352              640
                                                                                ----------------------------------

Long-Term Debt                                                                            21,500           21,500

Partners' Capital
   Common units                                                                          214,222          212,253
   Subordinated units                                                                     38,328           37,951
   General partner                                                                         5,268            5,201
   Accumulated other comprehensive income                                                  3,836                -
                                                                                ----------------------------------
                                                                                         261,654          255,405
                                                                                ----------------------------------
                                                                                         283,506          277,545
                                                                                ==================================

See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                             STATEMENT OF CASH FLOWS


Three months ended March 31 (unaudited)
(thousands of dollars)                                                                     2001              2000
-------------------------------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                                               10,963             8,344
Add/(Deduct):
Equity income (in excess of)/less than distributions received                            (2,259)              638
Increase in operating working capital                                                      (288)              (87)
                                                                                -----------------------------------
                                                                                          8,416             8,895
                                                                                -----------------------------------

INVESTING ACTIVITIES
Deferred amounts                                                                            (45)                -
                                                                                -----------------------------------

FINANCING ACTIVITIES
Distributions paid                                                                       (8,550)           (8,036)
                                                                                -----------------------------------

(DECREASE)/INCREASE IN CASH                                                                (179)              859

CASH, BEGINNING OF PERIOD                                                                 1,566               795
                                                                                -----------------------------------

CASH, END OF PERIOD                                                                       1,387             1,654
                                                                                ===================================


See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1    BASIS OF PRESENTATION

TC PipeLines, LP, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership, and TC Tuscarora Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership. The Partnership commenced operations on May 28, 1999.

     The financial statements have been prepared by management in accordance with United States generally accepted accounting principles. Amounts are stated in United States dollars.

     Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations and cash flows for the three months ended March 31, 2001 and 2000 and the financial position as at March 31, 2001 and December 31, 2000.

     The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2    INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY

The Partnership owns a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), a partnership which owns a 1,214-mile interstate natural gas pipeline system extending from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near Manhattan, Illinois. Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission (FERC).

     TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline. TC PipeLines' equity income for the each of three months ended March 31, 2001 and 2000 represents 30% of the net income of Northern Border Pipeline for the same periods. The following sets out summarized financial information for Northern Border Pipeline for the three months ended March 31, 2001 and 2000 and as at March 31, 2001 and December 31, 2000.

Three months ended March 31 (millions of dollars)                   2001                 2000
----------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                           77.0                 76.2
Costs and expenses                                                (12.2)               (16.8)
Depreciation                                                      (14.5)               (14.8)
Financial charges and other                                       (14.4)               (15.9)
                                                     -----------------------------------------
Net income                                                         35.9                 28.7
                                                     =========================================

                                TC PIPELINES, LP

                                                                            December 31, 2000
(millions of dollars)                                    MARCH 31, 2001             (audited)
----------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                          15.5                 29.0
Other current assets                                               33.8                 38.1
Plant, property and equipment, net                              1,677.5              1,687.0
Other assets                                                       16.9                 14.4
                                                     -----------------------------------------
                                                                1,743.7              1,768.5
                                                     =========================================
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                76.3                114.3
Reserves and deferred credits                                       4.9                  4.9
Long-term debt                                                    818.2                822.3
Partners' Equity
  Partners' capital                                               831.5                827.0
  Accumulated other comprehensive income                           12.8                    -
                                                     -----------------------------------------
                                                                1,743.7              1,768.5
                                                     =========================================

                                TC PIPELINES, LP

NOTE 3    INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY

On September 1, 2000, TC PipeLines acquired a 49% general partner interest in Tuscarora Gas Transmission Company (Tuscarora). Tuscarora owns a 229-mile interstate natural gas pipeline system extending from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada. Tuscarora is regulated by the FERC.

     The Partnership uses the equity method of accounting for its investment in Tuscarora. TC PipeLines' equity income for the three months ended March 31, 2001 represents 49% of the net income of Tuscarora for the same period. The following sets out summarized financial information for Tuscarora for the three months ended March 31, 2001 and as at March 31, 2001 and December 31, 2000.

Three months ended March 31 (millions of dollars)                   2001
-------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                            5.2
Costs and expenses                                                 (0.6)
Depreciation                                                       (1.1)
Financial charges and other                                        (1.4)
                                                     --------------------
Net income                                                          2.1
                                                     =====================

                                                                            December 31, 2000
(millions of dollars)                                    MARCH 31, 2001             (audited)
----------------------------------------------------------------------------------------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                           6.5                  7.1
Other current assets                                                3.9                  3.2
Plant, property and equipment, net                                117.2                115.7
Other assets                                                        3.0                  2.5
                                                     -----------------------------------------
                                                                  130.6                128.5
                                                     =========================================
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities                                                 8.2                  8.9
Reserves and deferred credits                                      13.5                 12.0
Long-term debt                                                     84.2                 84.2
Partners' capital                                                  24.7                 23.4
                                                     -----------------------------------------
                                                                  130.6                128.5
                                                     =========================================

NOTE 4   CREDIT FACILITIES AND LONG-TERM DEBT

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent, under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility bear interest at a floating rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. At March 31, 2001, the Partnership had borrowings of $21.5 million outstanding under the Revolving Credit Facility at an interest rate of 6.155%. The fair value of the Revolving Credit Facility approximates its carrying value.

     On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility), with

                                TC PIPELINES, LP

TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at the London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At March 31, 2001, the Partnership had no amounts outstanding under the TransCanada Credit Facility.

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                                TC PIPELINES, LP

NOTE 5   NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the general partner's allocation, by the weighted average number of common and subordinated units outstanding. The general partner's allocation is equal to an amount based upon the general partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

Three months ended March 31
(thousands of dollars, except per unit amounts)                       2001           2000
-------------------------------------------------------------------------------------------
Net income                                                          10,963          8,344
                                                              -----------------------------
Net income allocated to general partner                               (219)          (167)
Adjustment to reflect incentive distribution income
allocation                                                             (86)             -
                                                              -----------------------------
                                                                      (305)          (167)
                                                              -----------------------------
Net income allocable to units                                       10,658          8,177
Weighted average units outstanding (thousands)                      17,500         17,500
                                                              -----------------------------
Net income per unit                                                  $0.61          $0.47
                                                              =============================

NOTE 6   DISTRIBUTIONS

On April 18, 2001, the Partnership declared a cash distribution of $0.475 per unit for the quarter ended March 31, 2001. The distribution is payable on May 15, 2001 to unitholders of record at April 30, 2001.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                TC PIPELINES, LP

RESULTS OF OPERATIONS OF TC PIPELINES, LP

TC PipeLines, LP (TC PipeLines or the Partnership) was formed by TransCanada PipeLines Limited (TransCanada) to acquire, own and participate in the management of United States based pipeline assets. On May 28, 1999, the Partnership acquired a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), previously held by affiliates of the general partner, TC PipeLines GP, Inc. Northern Border Pipeline owns a 1,214-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States.

On September 1, 2000, TC PipeLines, through its wholly owned subsidiary, TC Tuscarora Intermediate Limited Partnership, acquired a 49% general partner interest in Tuscarora Gas Transmission Company (Tuscarora) for a cash purchase price of $28 million. The purchase price was funded with debt (see Liquidity and Capital Resources of TC PipeLines, LP - General) and cash on hand. Tuscarora owns a 229-mile interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada.

TC PipeLines accounts for its interests in Northern Border Pipeline and Tuscarora using the equity method of accounting.

TUSCARORA - HUNGRY VALLEY LATERAL

In January 2001, Tuscarora completed the Hungry Valley lateral, a 16-mile, 16-inch pipeline extension that is Tuscarora's second connection into Reno, Nevada. Sierra Pacific Power Company (Sierra Pacific Power), a subsidiary of Sierra Pacific Resources Company, which holds a 50% general partner interest in Tuscarora, holds capacity on the lateral for approximately 10 million cubic feet per day under a 15-year firm transportation contract. The capital cost of the Hungry Valley lateral was approximately $10.7 million.

PROPOSED TUSCARORA EXPANSION

On April 12, 2001, the Partnership announced that Tuscarora filed an application with the Federal Energy Regulatory Commission (FERC) to expand its pipeline system to meet new service requests. If approved, the expansion would begin commercial operations in late 2002. The proposed expansion consists of three compressor stations and a 14-mile pipeline extension from the current terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada. The capital cost of the project is approximately $60 million. The Tuscarora expansion is expected to increase capacity on the Tuscarora pipeline system from approximately 124 million cubic feet per day to approximately 220 million cubic feet per day and is supported by long-term firm transportation contracts ranging from ten to fifteen years. Sierra Pacific Power has contracted for approximately 11 million cubic feet per day of the increased capacity.

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

Equity income from the Partnership's investment in Northern Border Pipeline increased $2.2 million or 25%, to $10.8 million for the first quarter of 2001, compared to equity income of $8.6 million for the same period in 2000. This increase is primarily attributable to adjustments made by Northern Border Pipeline to previous estimates of ad valorem taxes. In addition,

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

Northern Border Pipeline incurred lower interest costs due to lower debt balances in the first quarter of 2001.

For the first quarter of 2001, the Partnership recorded equity income of $0.9 million from its investment in Tuscarora.

The Partnership reported general and administrative expenses of $0.4 million for the first quarter of 2001 compared to $0.3 million for the same period in 2000.

The Partnership reported financial charges and other of $0.4 million for the first quarter of 2001, which is comprised primarily of interest expense under the Partnership's Revolving Credit Facility (see Liquidity and Capital Resources of TC PipeLines, LP - General).

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

GENERAL

On April 18, 2001, the board of directors of the general partner declared the Partnership's 2001 first quarter cash distribution, which will be paid on May 15, 2001 to unitholders of record as of April 30, 2001. The cash distribution totaling $8.6 million will be paid in the following manner: $7.0 million to common unitholders, $1.3 million to the general partner as holder of the subordinated units, and $0.3 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest.

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent, under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) rate plus 0.875%, or at a floating rate based on the higher of the federal funds effective rate plus 0.50% or the prime rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. At March 31, 2001, the Partnership had borrowings of $21.5 million outstanding under the Revolving Credit Facility.

On May 28, 1999, the Partnership entered into a $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline and for working capital and other general business purposes, including funding cash distributions to partners, if necessary. At March 31, 2001, the Partnership had no amount outstanding under the TransCanada Credit Facility.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased to $8.4 million for the three months ended March 31, 2001 from $8.9 million for the same period last year. For the three months ended March 31, 2001 and 2000, the Partnership received cash distributions in aggregate of $9.4 million and $9.3 million, respectively, from its equity investment in Northern Border Pipeline.

CASH FLOWS FROM FINANCING ACTIVITIES

In the three months ended March 31, 2001, the Partnership has paid $8.6 million in distributions: $7.0 million to common unitholders, $1.3 million to the general partner as holder of the subordinated units, and $0.3 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest. This compares to cash distributions of $8.0 million which were paid by the Partnership in the three months ended March 31, 2000.

CAPITAL REQUIREMENTS

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions in 2001, TC PipeLines expects to finance these requirements with debt and/or equity.

Since the interests in Northern Border Pipeline and Tuscarora are currently the Partnership's only significant sources of income, the Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora.

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE COMPANY(1)

The following sets out summarized financial information for Northern Border Pipeline for the three months ended March, 2001 and 2000 and as at March 31, 2001 and December 31, 2000.

Three months ended March 31
(unaudited)
(millions of dollars)                                              2001               2000
-------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                          77.0               76.2
Costs and expenses                                               (12.2)             (16.8)
Depreciation                                                     (14.5)             (14.8)
Financial charges and other                                      (14.4)             (15.9)
                                                     --------------------------------------
Net income                                                        35.9               28.7
                                                     ======================================

----------------------
(1) Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since
     May 28, 1999.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

                                                         MARCH 31, 2001  December 31, 2000
(millions of dollars)                                       (unaudited)
-------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                         15.5               29.0
Other current assets                                              33.8               38.1
Plant, property and equipment, net                             1,677.5            1,687.0
Other assets                                                      16.9               14.4
                                                     --------------------------------------
                                                               1,743.7            1,768.5
                                                     ======================================
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                               76.3              114.3
Reserves and deferred credits                                      4.9                4.9
Long-term debt                                                   818.2              822.3
Partners' Equity
  Partners' capital                                              831.5              827.0
  Accumulated other comprehensive income                          12.8                  -
                                                     --------------------------------------
                                                               1,743.7            1,768.5
                                                     ======================================

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

Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers will pay stated transportation rates based on a straight fixed variable rate design. Under the straight fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system.

As of December 31, 2000, the termination dates of the shippers' contracts ranges from October 31, 2003 to December 21, 2013 and the weighted average contract life was approximately six years with just under 99% of capacity contracted through mid-September 2003. Contracts for approximately 44% of the capacity will expire between mid-September 2003 and the end of 2005.

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

Revenues increased $0.8 million for the first quarter of 2001, as compared to the same period in 2000. Northern Border Pipeline's revenues for 2001

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

reflect the rate case settlement discussed above. Revenues for 2000 were determined under Northern Border Pipeline's cost of service tariff.

Costs and expenses consists of operations and maintenance and taxes other than income.

Taxes other than income decreased $4.0 million (52%) for the first quarter of 2001, as compared to the same period in 2000, due primarily to adjustments to previous estimates of ad valorem taxes.

Financial charges and other consists of interest expense and other income.

Interest expense decreased $1.2 million (8%) for the first quarter of 2001, as compared to the same period in 2000, due primarily to a decrease in average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

GENERAL

Northern Border Pipeline had previously entered into a 1997 credit agreement (Pipeline Credit Agreement) with certain financial institutions, which is comprised of a $200 million five-year revolving credit facility and a $414 million term loan, both maturing in June 2002. At March 31, 2001, $62 million was outstanding under the five-year revolving credit facility.

At March 31, 2001, Northern Border Pipeline also had outstanding $184 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000. The Series B Notes with a principal amount of $41 million mature in August 2001. Northern Border Pipeline anticipates borrowing on the Pipeline Credit Agreement to repay the Series B Notes.

In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to a planned issuance of 10-year and 30-year senior notes. The swap instruments may be settled any time prior to their expiration date on October 1, 2001. The proceeds from the issuance of the senior notes will be used to repay outstanding indebtedness.

Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased $0.5 million to $37.9 million for the first quarter of 2001, as compared to the same period in 2000. During 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures of $4.6 million for the first quarter of 2001 included $3.8 million for Project 2000 and $0.8 million primarily related to renewals and replacements of existing facilities. For the comparable period in 2000, capital expenditures were $0.4 million primarily related to Project 2000.

Total capital expenditures for 2001 are estimated to be $78 million, including $62 million for Project 2000. The remaining capital expenditures planned for 2001 are for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2001 capital expenditures primarily by debt borrowings and using internal sources.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities increased $30.9 million to $46.8 million for the first quarter of 2001 as compared to same period in 2000. For the first quarter of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to refund checks outstanding. During the first quarter of 2001, Northern Border Pipeline repaid $10.0 million on its term loan.

RESULTS OF OPERATIONS OF TUSCARORA GAS TRANSMISSION COMPANY(2)

The following sets out summarized financial information for Tuscarora for the three months ended March, 2001 and as at March 31, 2001 and December 31, 2000.

Three months ended March 31 (unaudited)
(millions of dollars)                                              2001
------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                           5.2
Costs and expenses                                                (0.6)
Depreciation                                                      (1.1)
Financial charges and other                                       (1.4)
                                                     -------------------
Net income                                                         2.1
                                                     ===================

----------------------
(2) Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

                                                         MARCH 31, 2001  December 31, 2000
(millions of dollars)                                       (unaudited)
-------------------------------------------------------------------------------------------
TUSCARORA  BALANCE SHEET
ASSETS
Cash and cash equivalents                                          6.5                7.1
Other current assets                                               3.9                3.2
Plant, property and equipment, net                               117.2              115.7
Other assets                                                       3.0                2.5
                                                     --------------------------------------
                                                                 130.6              128.5
                                                     ======================================
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities                                                8.2                8.9
Reserves and deferred credits                                     13.5               12.0
Long-term debt                                                    84.2               84.2
Partners' capital                                                 24.7               23.4
                                                     --------------------------------------
                                                                 130.6              128.5
                                                     ======================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

Revenues generated by Tuscarora were $5.2 million for the first quarter of 2001 compared to $4.8 million for the first quarter of 2000. The $0.4 million increase is due to additional contracted capacity on the Hungry Valley lateral.

Costs and expenses, depreciation and financial charges and other incurred by Tuscarora in the first quarter of 2001 were consistent with the same period last year.

LIQUIDITY AND CAPITAL RESOURCES OF TUSCARORA GAS TRANSMISSION COMPANY

GENERAL

In September 2000, Tuscarora adopted a cash distribution policy that became effective January 1, 2001. Under the terms of the cash distribution policy, Tuscarora makes quarterly cash distributions to its general partners in accordance with their respective general partner interests. Cash distributions are generally computed as the sum of Tuscarora's net income before income taxes and depreciation and amortization, less amounts required for debt repayments, net of refinancings, maintenance capital expenditures, certain non-cash items, and any cash reserves deemed necessary by the management committee of Tuscarora. Cash distributions will be computed at the end of each calendar quarter and the distribution will be made on or before the last day of the month following the quarter end.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased to $1.8 million for the first quarter of 2001 compared to $4.7 million for the same period in 2000 due to changes in working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased to $2.6 million for the first quarter of 2001 compared to an insignificant amount for the same period last year. This increase is due to construction of the Hungry Valley lateral that went into service in January 2001.

CASH FLOWS FROM FINANCING ACTIVITIES

For the first quarter of 2001, Tuscarora recorded cash flow from financing activities of $0.1 million compared to cash flow used in financing activities of $2.2 million for the same period in 2000. Tuscarora paid a cash distribution of $2.2 million in the first quarter of 2000.

NEW ACCOUNTING PRONOUNCEMENT

TC PipeLines has implemented Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. TC PipeLines does not hold any derivative instruments and does not participate in hedging activities. Therefore, SFAS No. 133 does not have a material impact on TC PipeLines' financial position or results of operations.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements regarding future events and the future financial performance of TC PipeLines, LP. All forward-

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

                                TC PIPELINES, LP

looking statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. When used herein, words such as "believes," "expects," "intends," "forecasts," "projects," and similar expressions, identify forward-looking statements within the meaning of the Securities Litigation Reform Act. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including regulatory decisions, particularly those of the Federal Energy Regulatory Commission, cost of acquisitions, future demand for natural gas, overcapacity in the industry, and prevailing economic conditions, particularly conditions of the capital and equity markets, and other risks discussed in detail in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statement. Except as required by applicable securities laws, TC PipeLines, LP does not intend to update these forward-looking statements.

                    PART I. FINANCIAL INFORMATION (CONCLUDED)

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                TC PIPELINES, LP

TC PipeLines, LP's interest rate exposure results from its Revolving Credit Facility which is subject to variability in LIBOR interest rates. Since December 31, 2000, there has not been any material change to TC PipeLines' interest rate exposure.

The Partnership's market risk sensitivity is also influenced by and reflects the same factors that influence Northern Border Pipeline.

Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to increase the portion of its fixed rate debt. Since December 31, 2000, there has not been any material change to Northern Border Pipeline's interest rate exposure.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                TC PIPELINES, LP

(a) Exhibits.

    None

(b) Reports on Form 8-K

    None

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

                                       TC PIPELINES, LP
                                       (a Delaware Limited Partnership)

                                       By: TC PipeLines GP, Inc.,
                                           its general partner


                                       By: /S/ RUSSELL K. GIRLING
                                           -------------------------------------
Date: May 14, 2001                         Russell K. Girling
                                           Chief Financial Officer
                                           (duly authorized officer)


                                       By: /S/ THERESA JANG
                                           -------------------------------------
Date: May 14, 2001                         Theresa Jang
                                           Controller
                                           (duly authorized officer)