Form 10-Q
period 2001-06-30
TC PIPELINES LP
filed 2001-08-14
CIK 1075607

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

                        Commission File Number: 000-26091
                                TC PIPELINES, LP
             (Exact name of registrant as specified in its charter)


           Delaware                                    52-2135448
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


   110 Turnpike Road, Suite 203
    Westborough, Massachusetts                           01581
---------------------------------------                ----------
(Address of principal executive offices)               (Zip code)


                                  508-871-7046
               --------------------------------------------------
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 3, 2001 there were 14,690,694 of the registrant's common units outstanding.

                                TC PIPELINES, LP

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Statement of Income - Three and six months ended
               June 30, 2001 and 2000                                     3

               Balance Sheet - June 30, 2001 and December 31, 2000        3

               Statement of Cash Flows - Six months ended
               June 30, 2001 and 2000                                     4

               Notes to Condensed Financial Statements                    5

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

              Results of Operations of TC PipeLines, LP                   8

              Liquidity and Capital Resources of TC PipeLines, LP         9

              Results of Operations of Northern Border
              Pipeline Company                                           11

              Liquidity and Capital Resources of Northern Border
              Pipeline Company                                           14

              Results of Operations of Tuscarora Gas Transmission
              Company                                                    15

              Liquidity and Capital Resources of Tuscarora Gas
              Transmission Company                                       16

     ITEM 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                                17

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                          18

     ITEM 6.  Exhibits and Reports on Form 8-K                           19

EXHIBIT INDEX                                                            20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                TC PIPELINES, LP

                              STATEMENT OF INCOME


                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30                  JUNE 30
(unaudited)                                               -------------------------------------------------
(thousands of dollars, except per unit amounts)                2001          2000         2001        2000
-----------------------------------------------------------------------------------------------------------
EQUITY INCOME FROM INVESTMENT IN NORTHERN BORDER
  PIPELINE COMPANY                                            9,489         8,824       20,256      17,447
EQUITY INCOME FROM INVESTMENT IN TUSCARORA GAS
  TRANSMISSION COMPANY                                          868             -        1,779           -
GENERAL AND ADMINISTRATIVE EXPENSES                            (299)         (291)        (656)       (570)
FINANCIAL CHARGES                                              (265)            -         (623)          -
                                                          -------------------------------------------------
NET INCOME                                                    9,793         8,533       20,756      16,877
                                                          -------------------------------------------------
                                                          -------------------------------------------------

NET INCOME ALLOCATION
Common units                                                  7,935         7,020       16,882      13,884
Subordinated units                                            1,517         1,342        3,228       2,655
General partner                                                 341           171          646         338
                                                          -------------------------------------------------
                                                              9,793         8,533       20,756      16,877
                                                          -------------------------------------------------
                                                          -------------------------------------------------

NET INCOME PER UNIT                                           $0.54         $0.48        $1.15       $0.95
                                                          -------------------------------------------------
                                                          -------------------------------------------------

UNITS OUTSTANDING (THOUSANDS)                                17,500        17,500       17,500      17,500
                                                          -------------------------------------------------
                                                          -------------------------------------------------


                                                     BALANCE SHEET

                                                                               JUNE 30,        December 31,
                                                                                 2001             2000
(thousands of dollars)                                                       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                                           4,657              1,566

Investment in Northern Border Pipeline Company                                  252,779            248,098
Investment in Tuscarora Gas Transmission Company                                 28,836             27,881
Deferred Amounts                                                                     45                  -
                                                                             ------------------------------
                                                                                286,317            277,545
                                                                             ------------------------------
                                                                             ------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable                                                                 276                499
   Accrued interest                                                                  94                141
                                                                             ------------------------------
                                                                                    370                640
                                                                             ------------------------------
                                                                             ------------------------------

Long-Term Debt                                                                   21,500             21,500

Partners' Capital
   Common units                                                                 215,179            212,253
   Subordinated units                                                            38,512             37,951
   General partner                                                                5,370              5,201
   Accumulated other comprehensive income                                         5,386                  -
                                                                             ------------------------------
                                                                                264,447            255,405
                                                                             ------------------------------
                                                                                286,317            277,545
                                                                             ------------------------------
                                                                             ------------------------------

See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                             STATEMENT OF CASH FLOWS

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30
(unaudited)                                                                  ------------------------------
(thousands of dollars)                                                             2001               2000
-----------------------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                                       20,756             16,877
Add/(Deduct):
Equity income (in excess of) /less than distributions received                     (250)             1,849
Increase in operating working capital                                              (270)               (92)
                                                                             ------------------------------
                                                                                 20,236             18,634
                                                                             ------------------------------
                                                                             ------------------------------
INVESTING ACTIVITIES
Deferred amounts                                                                    (45)               (45)
                                                                             ------------------------------
                                                                                    (45)               (45)
                                                                             ------------------------------
                                                                             ------------------------------
FINANCING ACTIVITIES
Distributions paid                                                              (17,100)           (16,071)
                                                                             ------------------------------
                                                                                (17,100)           (16,071)
                                                                             ------------------------------
INCREASE IN CASH                                                                  3,091              2,518
CASH, BEGINNING OF PERIOD                                                         1,566                795
                                                                             ------------------------------
CASH, END OF PERIOD                                                               4,657              3,313
                                                                             ------------------------------
                                                                             ------------------------------

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

     Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations for the three and six months ended June 30, 2001 and 2000, the financial position as at June 30, 2001 and December 31, 2000, and the cash flows for the six months ended June 30, 2001 and 2000.

     The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2   INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY

The Partnership owns a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), a partnership which owns a 1,214-mile interstate natural gas pipeline system extending from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near Manhattan, Illinois. Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

     TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline. TC PipeLines' equity income for each of the three and six months ended June 30, 2001 and 2000 represents 30% of the net income of Northern Border Pipeline for the same periods. The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three and six months ended June 30, 2001 and 2000 and as at June 30, 2001 and December 31, 2000.

                                                               Three months ended                Six months ended
(unaudited)                                                          June 30                          June 30
(millions of dollars)                                          2001            2000             2001           2000
---------------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                      77.0             77.3           154.0           153.6
Costs and expenses                                           (16.0)           (18.5)          (28.3)          (35.3)
Depreciation                                                 (14.3)           (14.5)          (28.7)          (29.4)
Financial charges                                            (13.7)           (16.4)          (28.8)          (32.7)
Other income/(expense)                                        (1.4)             1.5            (0.7)            1.9
                                                        -------------------------------------------------------------
                                                        -------------------------------------------------------------
Net income                                                    31.6             29.4            67.5            58.1
                                                        -------------------------------------------------------------
                                                        -------------------------------------------------------------

                                TC PIPELINES, LP


Northern Border Pipeline has recorded other comprehensive income of $5.2 million and $18.0 million for the three and six months ended June 30, 2001.

                                                          JUNE 30, 2001
(millions of dollars)                                      (unaudited)      December 31, 2000
---------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                          16.0                 29.0
Other current assets                                               31.8                 38.1
Plant, property and equipment, net                              1,674.7              1,687.0
Other assets                                                       21.7                 14.4
                                                     ----------------------------------------
                                                                1,744.2              1,768.5
                                                     ----------------------------------------
                                                     ----------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                               554.4                114.3
Reserves and deferred credits                                       5.0                  4.9
Long-term debt                                                    342.2                822.3
Partners' Equity
   Partners' capital                                              824.6                827.0
   Accumulated other comprehensive income                          18.0                    -
                                                     ----------------------------------------
                                                                1,744.2              1,768.5
                                                     ----------------------------------------
                                                     ----------------------------------------

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

     The Partnership uses the equity method of accounting for its investment in Tuscarora. TC PipeLines' equity income for the three and six months ended June 30, 2001 represents 49% of the net income of Tuscarora for the same periods. The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three and six months ended June 30, 2001 and as at June 30, 2001 and December 31, 2000.

(unaudited)                                            Three months ended     Six months ended
(millions of dollars)                                       June 30, 2001        June 30, 2001
-----------------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                             5.3                 10.5
Costs and expenses                                                  (0.6)                (1.2)
Depreciation                                                        (1.2)                (2.3)
Financial charges                                                   (1.6)                (3.1)
Other income                                                         0.1                  0.2
                                                     -----------------------------------------
                                                     -----------------------------------------
Net income                                                           2.0                  4.1
                                                     -----------------------------------------
                                                     -----------------------------------------

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                                TC PIPELINES, LP


                                                          JUNE 30, 2001
(millions of dollars)                                      (unaudited)       December 31, 2000
----------------------------------------------------------------------------------------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                           4.5                  7.1
Other current assets                                                2.7                  3.2
Plant, property and equipment, net                                116.5                115.7
Other assets                                                        2.2                  2.5
                                                      ----------------------------------------
                                                                  125.9                128.5
                                                      ----------------------------------------
                                                      ----------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities                                                 5.4                  8.9
Reserves and deferred credits                                      14.1                 12.0
Long-term debt                                                     82.1                 84.2
Partners' capital                                                  24.3                 23.4
                                                      ----------------------------------------
                                                                  125.9                128.5
                                                      ----------------------------------------
                                                      ----------------------------------------

NOTE 4   CREDIT FACILITIES AND LONG-TERM DEBT

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent, under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility bear interest at a floating rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. At June 30, 2001, the Partnership had borrowings of $21.5 million outstanding under the Revolving Credit Facility at an interest rate of 4.935%. The fair value of the Revolving Credit Facility approximates its carrying value.

     On May 28, 2001, the Partnership renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which it directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary. At June 30, 2001, the Partnership had no amount outstanding under the TransCanada Credit Facility.

NOTE 5   NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the general partner's allocation, by the weighted average number of common and subordinated units outstanding. The general partner's allocation is equal to an amount based upon the general partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:








                                                               Three months ended June 30     Six months ended June 30
(thousands of dollars, except per unit amounts)                      2001            2000           2001          2000
-----------------------------------------------------------------------------------------------------------------------
Net income                                                          9,793          8,533          20,756        16,877
                                                               --------------------------------------------------------
Net income allocated to general partner                              (197)          (171)           (416)         (338)
Adjustment to reflect incentive distribution income                  (144)             -            (230)            -
allocation
                                                               --------------------------------------------------------
                                                                     (341)          (171)           (646)         (338)
                                                               --------------------------------------------------------
Net income allocable to units                                       9,452          8,362          20,110        16,539
Weighted average units outstanding (thousands)                     17,500         17,500          17,500        17,500
                                                               --------------------------------------------------------
Net income per unit                                                 $0.54           $0.48          $1.15         $0.95
                                                               --------------------------------------------------------
                                                               --------------------------------------------------------

NOTE 6   DISTRIBUTIONS

On July 18, 2001 the Partnership declared a cash distribution of $0.50 per unit for the quarter ended June 30, 2001. The distribution is payable on August 14, 2001 to unitholders of record at July 31, 2001.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                TC PIPELINES, LP


RESULTS OF OPERATIONS OF TC PIPELINES, LP

TC PipeLines, LP (TC PipeLines or the Partnership) was formed by TransCanada PipeLines Limited (TransCanada) to acquire, own and participate in the management of United States based pipeline assets. On May 28, 1999, the Partnership acquired a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), previously held by affiliates of its general partner, TC PipeLines GP, Inc. Northern Border Pipeline owns a 1,214-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States.

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

PROPOSED TUSCARORA EXPANSION

On April 12, 2001, the Partnership announced that Tuscarora filed an application with the Federal Energy Regulatory Commission (FERC) to expand its pipeline system to meet new service requests. If approved, the expansion would begin commercial operations in late 2002. The proposed expansion will consist of three compressor stations and a 14-mile pipeline extension from the current terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada. The capital cost of the project is estimated to be approximately $60 million. The Tuscarora expansion is expected to increase capacity on the Tuscarora pipeline system from approximately 124 million cubic feet per day to approximately 220 million cubic feet per day and is supported by long-term firm transportation contracts ranging from ten to fifteen years. Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources Company, which holds a 50% general partner interest in Tuscarora, has contracted for approximately 11 million cubic feet per day of the increased capacity.

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

Equity income from the Partnership's investment in Northern Border Pipeline increased $0.7 million or 8%, to $9.5 million for the second quarter of 2001, compared to equity income of $8.8 million for the same period in 2000. This increase is primarily attributable to Northern Border Pipeline incurring lower operations and maintenance expense and lower interest expense due to lower interest rates and lower average debt balances. These increases are partially offset by Northern Border Pipeline's write-off of accounts receivable outstanding from a telecommunications company that has declared bankruptcy. The telecommunications company had been purchasing excess capacity on the microwave communications system of Northern Border Pipeline.

For the second quarter of 2001, the Partnership recorded equity income of $0.9 million from its investment in Tuscarora. The Partnership acquired its 49% interest in Tuscarora on September 1, 2000.

The Partnership incurred general and administrative expenses of $0.3 million for each of the second quarter of 2001 and the second quarter of 2000.

The Partnership incurred financial charges of $0.3 million for the second quarter of 2001, which are comprised primarily of interest expense under the Partnership's Revolving Credit Facility (see Liquidity and Capital Resources of TC PipeLines, LP - General). The Partnership entered into the Revolving Credit Facility on August 22, 2000 and borrowed $24.5 million thereunder on September 1, 2000 to fund a portion of the purchase price of its 49% general partner interest in Tuscarora.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Equity income from the Partnership's investment in Northern Border Pipeline increased $2.8 million or 16%, to $20.3 million for the first six months of 2001, compared to equity income of $17.5 million for the same period in 2000. This increase is primarily attributable to Northern Border Pipeline incurring lower operations and maintenance expense and

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

lower interest expense due to lower interest rates and lower average debt balances, in addition to adjustments made by Northern Border Pipeline to previous estimates of ad valorem taxes. These increases are partially offset by Northern Border Pipeline's write-off of accounts receivable outstanding from a telecommunications company that has declared bankruptcy.

For the first half of 2001, the Partnership recorded equity income of $1.8 million from its investment in Tuscarora. The Partnership acquired its 49% interest in Tuscarora on September 1, 2000.

The Partnership incurred general and administrative expenses of $0.7 million for the six months ended June 30, 2001 compared to $0.6 million for the same period in 2000.

The Partnership incurred financial charges of $0.6 million for the first six months of 2001, which are comprised primarily of interest expense under the Partnership's Revolving Credit Facility (see Liquidity and Capital Resources of TC PipeLines, LP - General). The Partnership entered into the Revolving Credit Facility on August 22, 2000 and borrowed $24.5 million thereunder on September 1, 2000 to fund a portion of the purchase price of its 49% general partner interest in Tuscarora.

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

GENERAL

On July 18, 2001, the board of directors of the general partner declared the Partnership's 2001 second quarter cash distribution in the amount of $0.50 per unit, representing a $0.025 per unit increase from the previous quarterly distribution level of $0.475 per unit. This distribution will be paid on August 14, 2001 to unitholders of record as of July 31, 2001. The second quarter cash distribution totaling

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


$9.1 million will be paid in the following manner: $7.4 million to common unitholders, $1.4 million to the general partner as holder of the subordinated units, and $0.3 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest.

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent, under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 0.875%, or at a floating rate based on the higher of the federal funds effective rate plus 0.50% or the prime rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. At June 30, 2001, the Partnership had borrowings of $21.5 million outstanding under the Revolving Credit Facility at an interest rate of 4.935%.

On May 28, 2001, the Partnership renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which it directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary. At June 30, 2001, the Partnership had no amount outstanding under the TransCanada Credit Facility.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased by 9% to $20.2 million for the six months ended June 30, 2001 from $18.6 million for the same period last year. For the six months ended June 30, 2001, the Partnership received cash distributions in aggregate of $21.8 million from its equity investments in Northern Border Pipeline and Tuscarora, compared to $19.3 million from its equity investment in Northern Border Pipeline during the same period of 2000, representing an increase of 13%.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2001, the Partnership paid $17.1 million in distributions: $14.0 million to common unitholders, $2.7 million to the general partner as holder of the subordinated units, and $0.4 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest. This compares to cash distributions of $16.1 million which were paid by the Partnership in the six months ended June 30, 2000.

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

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE COMPANY

The following sets out summarized financial information for Northern Border Pipeline for the three months ended June 30, 2001 and 2000, for the six months ended June, 2001 and 2000 and as at June 30, 2001 and December 31, 2000. Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.


(unaudited)                                              Three months ended June 30        Six months ended June 30
(millions of dollars)                                          2001            2000             2001           2000
--------------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                       77.0            77.3            154.0          153.6
Costs and expenses                                            (16.0)          (18.5)           (28.3)         (35.3)
Depreciation                                                  (14.3)          (14.5)           (28.7)         (29.4)
Financial charges                                             (13.7)          (16.4)           (28.8)         (32.7)
Other income/(expense)                                         (1.4)            1.5             (0.7)           1.9
                                                     ---------------------------------------------------------------
                                                     ---------------------------------------------------------------
Net income                                                     31.6            29.4             67.5           58.1
                                                     ---------------------------------------------------------------
                                                     ---------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

                                                          JUNE 30, 2001
(millions of dollars)                                      (unaudited)     December 31, 2000
---------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                          16.0                 29.0
Other current assets                                               31.8                 38.1
Plant, property and equipment, net                              1,674.7              1,687.0
Other assets                                                       21.7                 14.4
                                                       --------------------------------------
                                                                1,744.2              1,768.5
                                                       --------------------------------------
                                                       --------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                               554.4                114.3
Reserves and deferred credits                                       5.0                  4.9
Long-term debt                                                    342.2                822.3
Partners' Equity
   Partners' capital                                              824.6                827.0
   Accumulated other comprehensive income                          18.0                    -
                                                       --------------------------------------
                                                                1,744.2              1,768.5
                                                       --------------------------------------
                                                       --------------------------------------

Northern Border Pipeline's revenue is derived from agreements with its shippers for the transportation of natural gas. It transports gas under a FERC regulated tariff. Northern Border Pipeline had used a cost of service form of tariff since its inception but agreed to convert to a stated rate form of tariff as part of the settlement of its rate case discussed below.

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

Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers began paying stated transportation rates based on a straight fixed variable rate design. Under the straight fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


As of December 31, 2000, the termination dates of the shippers' contracts ranged from October 31, 2001 to December 21, 2013 and the weighted average contract life was approximately six years with just under 99% of capacity contracted through mid-September 2003. Contracts for approximately 44% of the capacity will expire between mid-September 2003 and the end of October 2005.

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

Revenues decreased $0.3 million for the second quarter of 2001, as compared to the same period in 2000. Northern Border Pipeline's revenues for 2001 reflect the rate case settlement discussed above. Revenues for 2000 were determined under Northern Border Pipeline's cost of service tariff.

Costs and expenses consist of operations and maintenance expense and taxes other than income.

Operations and maintenance expense decreased $1.9 million (17%) for the second quarter of 2001, as compared to the same period in 2000. Operations and maintenance expense in 2000 included expenses incurred in connection with Northern Border Pipeline's rate case discussed above.

Financial charges decreased $2.7 million (16%) for the second quarter of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipelines average interest rates between 2000 and 2001 as well as a decrease in average debt outstanding.

Other income/(expense) decreased $2.8 million for the second quarter of 2001, as compared to the same period in 2000. Other income/(expense) for the second quarter of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In the second quarter of 2000, Northern Border Pipeline had recorded approximately $1.2 million of income from purchase of excess capacity by the telecommunications company.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Revenues increased $0.4 million for the first half of 2001, as compared to the same period in 2000. Northern Border Pipeline's revenues reflect the rate case settlement discussed above.

Costs and expenses consist of operations and maintenance expense and taxes other than income.

Operations and maintenance expense decreased $2.4 million (12%) for the first half of 2001, as compared to the same period in 2000. Operations and maintenance expense in 2000 included expenses incurred in connection with Northern Border Pipeline's rate case discussed above.

Taxes other than income decreased $4.6 million (30%) for the first half of 2001, as compared to the same period in 2000, due primarily to adjustments to previous estimates of ad valorem taxes.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


Financial charges decreased $3.9 million (12%) for the first half of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipelines interest rates between 2000 and 2001 as well as a decrease in average debt outstanding.

Other income/(expense) decreased $2.6 million for the first half of 2001, as compared to the same period in 2000. Other income/(expense) for the first half of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In the first half of 2000, Northern Border Pipeline had recorded approximately $1.2 million of income from the purchase of excess capacity by the telecommunications company.

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

GENERAL

Northern Border Pipeline had previously entered into a 1997 credit agreement (Pipeline Credit Agreement) with certain financial institutions, which is comprised of a $200 million five-year revolving credit facility and a $389 million term loan, both maturing in June 2002. At June 30, 2001, $85 million was outstanding under the five-year revolving credit facility.

Northern Border Pipeline intends to refinance a portion of the Pipeline Credit Agreement in the third quarter of 2001 and refinance any remaining amounts outstanding by the first quarter of 2002.

At June 30, 2001, Northern Border Pipeline also had outstanding $184 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000. The Series B Notes with a principal amount of $41 million mature in August 2001. Northern Border Pipeline anticipates borrowing on the Pipeline Credit Agreement to repay the Series B Notes.

In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to a planned issuance of 10-year and 30-year fixed rate debt. The swap instruments may be settled any time prior to their expiration date on October 1, 2001. The proceeds from the issuance of the fixed rate debt will be used to repay outstanding indebtedness.

Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased $7.4 million to $89.9 million for the first half of 2001, as compared to the same period in 2000. During 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling
$6.8 million, which included $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures of $15.6 million for the first half of 2001 included $12.4 million for Project 2000, Northern Border Pipeline's 34-mile extension and expansion into Indiana. For the comparable period in 2000, capital expenditures were $3.8 million and included $2.3 million for Project 2000. The remaining capital expenditures for 2001 and 2000 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2001 are estimated to be $76 million, including $61 million for Project 2000. The remaining capital expenditures planned for 2001 are for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2001 capital expenditures primarily by debt borrowings and using internal sources.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities increased $12.7 million to $87.3 million for the first half of 2001 as compared to same period in 2000. For the first half of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border
Pipeline reflected the bank overdraft primarily due to rate case refund checks outstanding. Distributions to partners increased $5.5 million to $69.9 million for the first half of 2001, as compared to the same period in 2000, primarily due to an increase in net income. During the first half of 2001, Northern Border Pipeline had net borrowings under the Pipeline Credit Agreement of $5.0 million as compared to net repayments in 2000 of $10.0 million.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP


RESULTS OF OPERATIONS OF TUSCARORA GAS TRANSMISSION COMPANY

The following sets out summarized financial information for Tuscarora for the three and six months ended June 30, 2001 and as at June 30, 2001 and December 31, 2000. Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

(unaudited)                                             Three months ended     Six months ended
(millions of dollars)                                        June 30, 2001        June 30, 2001
------------------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                              5.3                 10.5
Costs and expenses                                                   (0.6)                (1.2)
Depreciation                                                         (1.2)                (2.3)
Financial charges                                                    (1.6)                (3.1)
Other income                                                          0.1                  0.2
                                                     -------------------------------------------
                                                     -------------------------------------------
Net income                                                            2.0                  4.1
                                                     -------------------------------------------
                                                     -------------------------------------------


                                                            June 30, 2001
(millions of dollars)                                        (unaudited)       December 31, 2000
------------------------------------------------------------------------------------------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                             4.5                  7.1
Other current assets                                                  2.7                  3.2
Plant, property and equipment, net                                  116.5                115.7
Other assets                                                          2.2                  2.5
                                                     -------------------------------------------
                                                                    125.9                128.5
                                                     -------------------------------------------
                                                     -------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities                                                   5.4                  8.9
Reserves and deferred credits                                        14.1                 12.0
Long-term debt                                                       82.1                 84.2
Partners' capital                                                    24.3                 23.4
                                                     -------------------------------------------
                                                                    125.9                128.5
                                                     -------------------------------------------
                                                     -------------------------------------------

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

Revenues generated by Tuscarora were $5.3 million for the second quarter of 2001 compared to $4.8 million for the second quarter of 2000. The $0.5 million (10%) increase is due to additional contracted capacity on the Hungry Valley lateral, a 14-mile, 16-inch pipeline extension that is Tuscarora's second connection into Reno, Nevada. The Hungry Valley lateral was completed in January 2001.

Costs and expenses, depreciation and financial charges incurred and other income earned by Tuscarora in the second quarter of 2001 were consistent with the same period last year.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Revenues generated by Tuscarora were $10.5 million for the second quarter of 2001 compared to $9.6 million for the same period last year. The $0.9 million (9%) increase is due to additional contracted capacity on the Hungry Valley lateral.

Costs and expenses, depreciation and financial charges incurred and other income earned by Tuscarora in the first half of 2001 were consistent with the same period last year.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased to $3.9 million for the first six months of 2001 compared to $5.6 million for the same period in 2000 due to changes in working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased to $3.1 million for the six month period ended June 30, 2001 compared to $0.7 million for the same period last year. This increase is due to construction of the Hungry Valley lateral that went into service in January 2001.

CASH FLOWS FROM FINANCING ACTIVITIES

During the first six months of 2001, Tuscarora recorded cash flow used in financing activities of $3.5 million compared to $4.0 million for the same period in 2000. Tuscarora paid a cash distribution of $1.7 million during the first six months of 2001 compared to $2.2 million for the same period in 2000.

NEW ACCOUNTING PRONOUNCEMENT

TC PipeLines has implemented Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. TC PipeLines does not hold any derivative instruments and does not participate in hedging activities. Northern Border Pipeline's adoption of SFAS No. 133 on January 1, 2001 has not had a material impact on TC PipeLines' investment in or equity income from Northern Border Pipeline. As a result, SFAS No. 133 does not have a material impact on TC PipeLines' financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. TC PipeLines does not currently have long-lived assets recorded on its balance sheet. TC PipeLines is in the process of evaluating the application of this pronouncement on its investments in Northern Border Pipeline and Tuscarora.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements regarding future events and the future financial performance of TC PipeLines, LP. All forward-looking statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. When used herein, words such as "believes," "expects," "intends," "forecasts," "projects," and similar expressions, identify forward-looking statements within the meaning of the Securities Litigation Reform Act. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including regulatory decisions, particularly those of the Federal Energy Regulatory Commission, cost of acquisitions, future demand for natural gas, overcapacity in the industry, and prevailing economic conditions, particularly conditions of the capital and equity markets, and other risks discussed in detail in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statement. Except as required by applicable securities laws, TC PipeLines, LP does not intend to update these forward-looking statements.

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

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

                                TC PIPELINES, LP

On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation filed a lawsuit in the Tribal Court against Northern Border Pipeline Company to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Reservation. Based on recent decisions by the Federal courts and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose the tax. In any event, TC PipeLines believes that the lawsuit will not have a material adverse impact on the Partnership.

                     PART II. OTHER INFORMATION (CONCLUDED)

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                TC PIPELINES, LP


(a)   Exhibits.

      1. Renewal of U.S. $40,000,000 Two Year Revolving Credit Facility between TC PipeLines, LP, as borrower, and TransCanada PipeLine USA Ltd., as lender dated May 28, 2001.

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


                               TC PIPELINES, LP
                               (a Delaware Limited Partnership)

                               By: TC PipeLines GP, Inc., its general partner

                               By: /s/  Russell K. Girling
                                   --------------------------------------------
Date:  August 13, 2001             Russell K. Girling
                                   Chief Financial Officer
                                   (duly authorized officer)

                               By: /s/  Theresa Jang
                                   ---------------------------------------------
Date:  August 13, 2001             Theresa Jang
                                   Controller
                                   (duly authorized officer)

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION


99.1 Renewal of U.S. $40,000,000 Two Year Revolving Credit Facility between TC PipeLines, LP, as borrower, and TransCanada PipeLine USA Ltd., as lender dated May 28, 2001.