Form 10-Q
period 2001-09-30
TC PIPELINES LP
filed 2001-11-14
CIK 1075607

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

                        Commission File Number: 000-26091
                                TC PIPELINES, LP
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 52-2135448
     -------------------------------              ------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

    110 TURNPIKE ROAD, SUITE 203
     WESTBOROUGH, MASSACHUSETTS                               01581
----------------------------------------          ------------------------------
(Address of principal executive offices)                     (Zip code)

                                  508-871-7046
                   ------------------------------------------
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 9, 2001 there were 14,690,694 of the registrant's common units outstanding.


                                        1
--------------------------------------------------------------------------------

                                TC PIPELINES, LP

                                TABLE OF CONTENTS

                                                                                             Page No.
                                                                                             --------
PART I.   FINANCIAL INFORMATION

     ITEM 1.  Financial Statements
              Statement of Income - Three and nine months ended September 30, 2001 and 2000       3
              Balance Sheet - September 30, 2001 and December 31, 2000                            3
              Statement of Cash Flows - Nine months ended September 30, 2001 and 2000             4
              Notes to Condensed Financial Statements                                             5

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              Results of Operations of TC PipeLines, LP                                          10
              Liquidity and Capital Resources of TC PipeLines, LP                                13
              Results of Operations of Northern Border Pipeline Company                          15
              Liquidity and Capital Resources of Northern Border Pipeline Company                18
              Results of Operations of Tuscarora Gas Transmission Company                        20
              Liquidity and Capital Resources of Tuscarora Gas Transmission Company              21

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                         25

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                                  26

     ITEM 6.  Exhibits and Reports on Form 8-K                                                   27

EXHIBIT INDEX                                                                                    29


                                        2
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                TC PIPELINES, LP

                              STATEMENT OF INCOME

                                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                     SEPTEMBER 30               SEPTEMBER 30
(unaudited)                                                                    ---------------------------------------------------
(thousands of dollars, except per unit amounts)                                       2001         2000          2001        2000
----------------------------------------------------------------------------------------------------------------------------------
EQUITY INCOME FROM INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY                   10,662       10,288        30,918      27,735
EQUITY INCOME FROM INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY                    841          226         2,620         226
GENERAL AND ADMINISTRATIVE EXPENSES                                                   (326)        (448)         (982)     (1,018)
FINANCIAL CHARGES                                                                     (205)         (86)         (828)        (86)
                                                                               ---------------------------------------------------
NET INCOME                                                                          10,972        9,980        31,728      26,857
                                                                               ---------------------------------------------------
                                                                               ---------------------------------------------------
NET INCOME ALLOCATION
Common units                                                                         8,891        8,144        25,773      22,028
Subordinated units                                                                   1,700        1,558         4,928       4,213
General partner                                                                        381          278         1,027         616
                                                                               ---------------------------------------------------
                                                                                    10,972        9,980        31,728      26,857
                                                                               ---------------------------------------------------
                                                                               ---------------------------------------------------
NET INCOME PER UNIT                                                                  $0.60         $0.55        $1.75       $1.50
                                                                               ---------------------------------------------------
                                                                               ---------------------------------------------------
UNITS OUTSTANDING (THOUSANDS)                                                       17,500       17,500        17,500      17,500
                                                                               ------------ ------------- ------------ -----------
                                                                               ------------ ------------- ------------ -----------

                                                   BALANCE SHEET

                                                                                      SEPTEMBER 30, 2001
(thousands of dollars)                                                                       (unaudited)        December 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                                                           6,571                     1,566

Investment in Northern Border Pipeline Company                                                  249,349                   248,098
Investment in Tuscarora Gas Transmission Company                                                 28,851                    27,881
Deferred Amounts                                                                                     61                         -
                                                                                --------------------------------------------------
                                                                                                284,832                   277,545
                                                                                --------------------------------------------------
                                                                                --------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts payable                                                                                 521                       499
   Accrued interest                                                                                  72                       141
                                                                                --------------------------------------------------
                                                                                                    593                       640
                                                                                --------------------------------------------------

Long-Term Debt                                                                                   21,500                    21,500

Partners' Capital
   Common units                                                                                 216,724                   212,253
   Subordinated units                                                                            38,806                    37,951
   General partner                                                                                5,437                     5,201
   Other comprehensive income                                                                     1,772                         -
                                                                                --------------------------------------------------
                                                                                                262,739                   255,405
                                                                                --------------------------------------------------
                                                                                                284,832                   277,545
                                                                                --------------------------------------------------
                                                                                --------------------------------------------------

  See accompanying Notes to Condensed Financial Statements.


                                        3
--------------------------------------------------------------------------------

                                TC PIPELINES, LP

                             STATEMENT OF CASH FLOWS

(unaudited)                                                                            NINE MONTHS ENDED
(thousands of dollars)                                                                    SEPTEMBER 30
                                                                           ---------------------------------------
                                                                                          2001               2000
------------------------------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                                              31,728             26,857
Add/(Deduct):
Equity income (in excess of)/less than distributions received                             (449)             2,989
(Increase)/decrease in operating working capital                                           (47)               322
                                                                           ---------------------------------------
                                                                                        31,232             30,168
                                                                           ---------------------------------------

INVESTING ACTIVITIES
Investment in Tuscarora Gas Transmission Company                                             -            (28,435)
Deferred amounts                                                                           (61)                 -
                                                                           ---------------------------------------
                                                                                           (61)           (28,435)
                                                                           ---------------------------------------

FINANCING ACTIVITIES
Distributions paid                                                                     (26,166)           (24,107)
Long-term debt issued                                                                        -             24,500
                                                                           ---------------------------------------
                                                                                       (26,166)               393
                                                                           ---------------------------------------

INCREASE IN CASH                                                                         5,005              2,126

CASH, BEGINNING OF PERIOD                                                                1,566                795
                                                                           ---------------------------------------
CASH, END OF PERIOD                                                                      6,571              2,921
                                                                           ---------------------------------------
                                                                           ---------------------------------------

See accompanying Notes to Condensed Financial Statements.


                                        4
--------------------------------------------------------------------------------

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

     The financial statements have been prepared by management in accordance with United States generally accepted accounting principles. Amounts are stated in United States dollars. Certain comparative figures have been reclassified to conform with the current year's presentation.

     Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations for the three and nine months ended September 30, 2001 and 2000, the financial position as at September 30, 2001 and December 31, 2000, and the cash flows for the nine months ended September 30, 2001 and 2000.

     The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2    INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY

The Partnership owns a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), a partnership which owns a 1,249-mile interstate natural gas pipeline system extending from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana. The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is not affiliated with the Partnership. The general partners of Northern Border Partners, L.P. are controlled by Enron Corp. and The Williams Companies, Inc. As a result, TC PipeLines has one member and controls 30% of the voting power of the Northern Border Pipeline management committee, Enron has two members and controls 57.75% of the voting power, and Williams has the one remaining member and 12.25% of the voting power of the Northern Border Pipeline management committee. The Northern Border pipeline system is operated by Northern Plains Natural Gas Company, a wholly owned subsidiary of Enron Corp. Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

     The Northern Border pipeline system serves more than 50 firm transportation shippers with diverse operation and financial profiles. As of September 30, 2001, on an annualized basis, an affiliate of Enron holds firm contracts representing approximately 2.4% of Northern Border Pipeline's capacity, or approximately $8 million in annual revenues. The same Enron affiliate also holds capacity representing approximately 3.9% of Northern Border Pipeline's capacity, or approximately $12 million in annual revenues, that has been temporarily released by other shippers.

     TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline. TC PipeLines' equity income for each of the three


                                        5
--------------------------------------------------------------------------------

                                TC PIPELINES, LP


and nine months ended September 30, 2001 and 2000 represents 30% of the net income of Northern Border Pipeline for the same periods. The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three and nine months ended September 30, 2001 and 2000 and as at September 30, 2001 and December 31, 2000.

(unaudited)                                         THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
(millions of dollars)                                         2001              2000             2001              2000
------------------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                      77.9              78.3            231.9             231.8
Costs and expenses                                           (15.6)            (16.4)           (43.9)            (51.7)
Depreciation                                                 (14.2)            (14.3)           (42.9)            (43.6)
Financial charges                                            (12.7)            (16.4)           (41.5)            (49.1)
Other income/(expense)                                         0.2               3.1             (0.5)              5.0
                                                   ---------------------------------------------------------------------
Net income                                                    35.6              34.3            103.1              92.4
                                                   ---------------------------------------------------------------------
                                                   ---------------------------------------------------------------------

Northern Border Pipeline has recorded other comprehensive income of $(12.1) million and $5.9 million for the three and nine months ended September 30, 2001.

                                                                   SEPTEMBER 30, 2001
(millions of dollars)                                                     (unaudited)         December 31, 2000
---------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                                       12.2                      29.0
Other current assets                                                            35.3                      38.1
Plant, property and equipment, net                                           1,696.5                   1,687.0
Other assets                                                                    15.5                      14.4
                                                            ---------------------------------------------------
                                                                             1,759.5                   1,768.5
                                                            ---------------------------------------------------
                                                            ---------------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                            409.1                     114.3
Reserves and deferred credits                                                    5.6                       4.9
Long-term debt                                                                 513.6                     822.3
Partners' Equity
   Partners' capital                                                           825.3                     827.0
   Accumulated other comprehensive income                                        5.9                         -
                                                            ---------------------------------------------------
                                                                             1,759.5                   1,768.5
                                                            ---------------------------------------------------
                                                            ---------------------------------------------------


                                        6
--------------------------------------------------------------------------------

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

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

     The Partnership uses the equity method of accounting for its investment in Tuscarora. TC PipeLines' equity income for the three and nine months ended September 30, 2001 represents 49% of the net income of Tuscarora for the same periods. Equity income for the three and nine months ended September 30, 2000 represents 49% of the net income of Tuscarora for the month of September 2000. The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three and nine months ended September 30, 2001 and 2000 and as at September 30, 2001 and December 31, 2000.

(unaudited)                                         THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
(millions of dollars)                                         2001              2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                       5.3               4.8             15.8             14.5
Costs and expenses                                            (0.7)             (0.7)            (1.9)            (1.8)
Depreciation                                                  (1.2)             (1.1)            (3.5)            (3.3)
Financial charges                                             (1.5)             (1.5)            (4.7)            (4.5)
Other income                                                   -                 0.1              0.3              0.2
                                                   --------------------------------------------------------------------
Net income                                                     1.9               1.6              6.0              5.1
                                                   --------------------------------------------------------------------
                                                   --------------------------------------------------------------------


                                        7
--------------------------------------------------------------------------------

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                                TC PIPELINES, LP


                                                                   SEPTEMBER 30, 2001
(millions of dollars)                                                     (unaudited)      December 31, 2000
------------------------------------------------------------------------------------------------------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                                         6.3                    7.1
Other current assets                                                              1.9                    3.2
Plant, property and equipment, net                                              117.2                  115.7
Other assets                                                                      2.0                    2.5
                                                              ----------------------------------------------
                                                                                127.4                  128.5
                                                              ----------------------------------------------
                                                              ----------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities                                                               7.0                    8.9
Reserves and deferred credits                                                    14.4                   12.0
Long-term debt                                                                   82.1                   84.2
Partners' capital                                                                23.9                   23.4
                                                              ----------------------------------------------
                                                                                127.4                  128.5
                                                              ----------------------------------------------
                                                              ----------------------------------------------

NOTE 4    CREDIT FACILITIES AND LONG-TERM DEBT

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent, under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility bear interest at a floating rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. At September 30, 2001, the Partnership had borrowings of $21.5 million outstanding under the Revolving Credit Facility at a year-to-date weighted average interest rate of 5.751%.
The fair value of the Revolving Credit Facility approximates its carrying value.

     On May 28, 2001, the Partnership renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary. At September 30, 2001, the Partnership had no amount outstanding under the TransCanada Credit Facility.

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


                                        8
--------------------------------------------------------------------------------

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                                TC PIPELINES, LP



                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
(unaudited)                                                               SEPTEMBER 30                   SEPTEMBER 30
(thousands of dollars, except per unit amounts)                        2001           2000            2001          2000
-------------------------------------------------------------------------------------------------------------------------
Net income                                                           10,972          9,980          31,728        26,857
                                                              -----------------------------------------------------------
Net income allocated to general partner                                (219)          (200)           (635)         (538)
Adjustment to reflect incentive distribution income                    (162)           (78)           (392)          (78)
allocation
                                                              -----------------------------------------------------------
                                                                       (381)          (278)         (1,027)         (616)
                                                              -----------------------------------------------------------
Net income allocable to units                                        10,591          9,702          30,701        26,241
Weighted average units outstanding (thousands)                       17,500         17,500          17,500        17,500
                                                              -----------------------------------------------------------
Net income per unit                                                   $0.60          $0.55           $1.75         $1.50
                                                              -----------------------------------------------------------
                                                              -----------------------------------------------------------

NOTE 6    DISTRIBUTIONS

On October 22, 2001, the Partnership declared a cash distribution of $0.50 per unit for the quarter ended September 30, 2001. The distribution is payable on November 14, 2001 to unitholders of record at October 31, 2001.


                                        9
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS OF TC PIPELINES, LP

TC PipeLines, LP (TC PipeLines or the Partnership) was formed by TransCanada PipeLines Limited (TransCanada) to acquire, own and participate in the management of United States based pipeline assets. On May 28, 1999, the Partnership acquired a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), previously held by affiliates of its general partner, TC PipeLines GP, Inc. The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is not affiliated with the Partnership. The general partners of Northern Border Partners, L.P. are controlled by Enron
Corp. and The Williams Companies, Inc. As a result, TC PipeLines has one member and controls 30% of the voting power of the Northern Border Pipeline management committee, Enron has two members and controls 57.75% of the voting power, and Williams has the one remaining member and 12.25% of the voting power of the Northern Border Pipeline management committee. The Northern
Border pipeline system is operated by Northern Plains Natural Gas Company, a wholly owned subsidiary of Enron Corp.

Northern Border Pipeline owns a 1,249-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States. The Northern Border pipeline system serves more than 50 firm transportation shippers with diverse operation and financial profiles. As of September 30, 2001, on an annualized basis, an affiliate of Enron holds firm contracts representing approximately 2.4% of Northern Border Pipeline's capacity, or approximately $8 million in annual revenues. The same Enron affiliate also holds capacity representing approximately 3.9% of Northern Border Pipeline's capacity, or approximately $12 million in annual revenues, that has been temporarily released by other shippers (see - "Northern Border Pipeline Relationships with Enron Corp. and Recent Developments Involving Enron Corp.").


                                       10
--------------------------------------------------------------------------------

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

PROPOSED TUSCARORA EXPANSION

On April 12, 2001, the Partnership announced that Tuscarora filed an application with the Federal Energy Regulatory Commission (FERC) to expand its pipeline system from approximately 127 million cubic feet per day to approximately 220 million cubic feet per day to meet new service requests. On September 27, 2001, Tuscarora received a Preliminary Determination from the FERC that approved the economic and public necessity portion of their expansion application. The expansion still requires environmental approval by the FERC. If approved, the Partnership expects construction to begin in early 2002. Commercial operations are expected to begin in late 2002 with the full incremental 93 million cubic feet per day of contracted volumes flowing by late 2003 when construction is completed. The proposed expansion consists of three compressor stations and a 14-mile pipeline extension from the current terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada. The capital cost of the project is estimated to be approximately $60 million. The Tuscarora expansion is supported by long-term firm transportation contracts ranging from ten to fifteen years. Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources Company, which holds a 50% general partner interest in Tuscarora, has contracted for approximately 11 million cubic feet per day of the increased capacity.

NORTHERN BORDER PIPELINE PROJECT 2000

On October 1, 2001, Northern Border Pipeline announced that construction of Project 2000 had been completed. The 34-mile pipeline extension and expansion includes the addition of one compressor station and increased power at two other existing compressor stations. It provides 545 million cubic feet per day of transportation capacity into the Midwest via an interconnect with Northern Indiana Public Service Company (NIPSCO) at North Hayden, Indiana and is fully supported by contracts of at least ten years in duration. Project 2000 also expands Northern Border Pipeline's delivery capability into


                                       11
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                TC PIPELINES, LP


the Chicago area by approximately 30%. The Partnership expects the final capital cost of the project to be approximately $70 million.

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

Equity income from the Partnership's investment in Northern Border Pipeline increased $0.4 million, or 4%, to $10.7 million for the third quarter of 2001, compared to equity income of $10.3 million for the same period in 2000. This increase is primarily attributable to Northern Border Pipeline incurring lower operations and maintenance expense and lower interest expense due to lower interest rates. The impact of these cost savings is partially offset by increased taxes other than income that have been recorded by Northern Border Pipeline, reflecting current estimates of ad valorem taxes. In addition, Northern Border Pipeline's other income for the third quarter of 2001 is lower than the third quarter of 2000 as a result of a reduction to reserves in 2000 that had been previously established for regulatory issues.

For the third quarter of 2001, the Partnership recorded equity income of $0.8 million from its investment in Tuscarora, as compared to $0.2 million for the same period last year. The $0.6 million increase reflects the Partnership's acquisition of its 49% interest in Tuscarora on September 1, 2000, resulting in one month of equity income from Tuscarora in the third quarter of 2000, as compared to a full quarter of activity in 2001.

The Partnership incurred general and administrative expenses of $0.3 million for the third quarter of 2001 and $0.4 million for the third quarter of 2000.

The Partnership incurred financial charges of $0.2 million for the third quarter of 2001 compared to $0.1 million for the same period last year. Financial charges are comprised primarily of interest expense under the Partnership's Revolving Credit Facility (see Liquidity and Capital Resources of TC PipeLines, LP - General). The Partnership entered into the Revolving Credit Facility on August 22, 2000 and borrowed $24.5 million thereunder on September 1, 2000 to fund a portion of the purchase price of its 49% general partner interest in Tuscarora. Third quarter 2000 results include one month of financial charges from this credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Equity income from the Partnership's investment in Northern Border Pipeline increased $3.2 million, or 12%, to $30.9 million for the first nine months of 2001, compared to equity income of $27.7 million for the same period in 2000. This increase is primarily attributable to Northern Border Pipeline incurring lower operations and maintenance expense and lower interest expense due to lower interest rates and lower average debt balances, in addition to adjustments made by Northern Border Pipeline to previous estimates of ad valorem taxes. The impact of these cost savings is partially offset by a charge recorded by Northern Border Pipeline for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern
Border Pipeline's communication system. In addition, Northern Border
Pipeline's other income for the first nine months


                                       12
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                TC PIPELINES, LP


of 2001 is lower than 2000 as a result of a reduction to reserves in 2000 that had been previously established for regulatory issues.

For the first nine months of 2001, the Partnership recorded equity income from its investment in Tuscarora of $2.6 million compared to $0.2 million for the same period last year. The $2.4 million increase reflects the Partnership's acquisition of its 49% interest in Tuscarora on September 1, 2000, resulting in one month of equity income from Tuscarora in the first nine months of 2000, as compared to a full nine months of activity in 2001.

The Partnership incurred general and administrative expenses of $1.0 million for each of the nine months ended September 30, 2001 and 2000.

The Partnership incurred financial charges of $0.8 million for the first nine months of 2001 and $0.1 million for the same period in 2000. Financial charges are comprised primarily of interest expense under the Partnership's Revolving Credit Facility (see Liquidity and Capital Resources of TC PipeLines, LP - General). The Partnership entered into the Revolving Credit Facility on August 22, 2000 and borrowed $24.5 million thereunder on September 1, 2000 to fund a portion of the purchase price of its 49% general partner interest in Tuscarora. Results for the nine months ended September 30, 2000 include one month of financial charges from this credit facility.

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

GENERAL

On October 22, 2001, the board of directors of the general partner declared the Partnership's 2001 third quarter cash distribution in the amount of $0.50


                                       13
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                TC PIPELINES, LP


per unit. This distribution will be paid on November 14, 2001 to unitholders of record as of October 31, 2001. The third quarter cash distribution totaling $9.1 million will be paid in the following manner: $7.4 million to common unitholders, $1.4 million to the general partner as holder of the subordinated units, and $0.3 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest.

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent, under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 0.875%, or at a floating rate based on the higher of the federal funds effective rate plus 0.50% or the prime rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. At September 30, 2001, the Partnership had borrowings of $21.5 million outstanding under the Revolving Credit Facility at a year-to-date weighted average interest rate of 5.751%.

On May 28, 2001, the Partnership renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which it directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary. At September 30, 2001, the Partnership had no amount outstanding under the TransCanada Credit Facility.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased by $1.0 million, or 3%, to $31.2 million for the nine months ended September 30, 2001 from $30.2 million for the same period last year. For the nine months ended September 30, 2001, the Partnership received cash distributions of $31.4 million from its equity investment in Northern Border Pipeline and $1.7 million from its equity investment in Tuscarora for a total of $33.1 million. This is a 7% increase over the $31.0 million in distributions received during the same period last year, which consisted of $29.5 million and $1.5 million from Northern Border Pipeline and Tuscarora, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows used in investing activities for the nine months ended September 30, 2000 relate to the Partnership's purchase of a 49% general partner interest in Tuscarora Gas Transmission Company on September 1, 2000.


                                       14
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                TC PIPELINES, LP


CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2001, the Partnership paid $26.2 million in distributions: $21.3 million to common unitholders, $4.1 million to the general partner as holder of the subordinated units, $0.5 million to the general partner in respect of its 2% general partner interest and $0.3 million to the general partner as holder of incentive distribution rights.
This compares to cash distributions of $24.1 million which were paid by the Partnership during the nine months ended September 30, 2000.

CAPITAL REQUIREMENTS

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions in the remainder of 2001, TC PipeLines expects to finance these requirements with debt and/or equity and internal sources.

Since the interests in Northern Border Pipeline and Tuscarora are currently the Partnership's only significant sources of income, the Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora.

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE COMPANY

The following sets out summarized financial information for Northern Border Pipeline for the three and nine months ended September 30, 2001 and 2000 and as at September 30, 2001 and December 31, 2000. Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
(unaudited)                                              SEPTEMBER 30                     SEPTEMBER 30
(millions of dollars)                                2001            2000             2001            2000
-----------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                             77.9            78.3            231.9           231.8
Costs and expenses                                  (15.6)          (16.4)           (43.9)          (51.7)
Depreciation                                        (14.2)          (14.3)           (42.9)          (43.6)
Financial charges                                   (12.7)          (16.4)           (41.5)          (49.1)
Other income/(expense)                                0.2             3.1             (0.5)            5.0
                                                   --------------------------------------------------------
Net income                                           35.6            34.3            103.1            92.4
                                                   --------------------------------------------------------
                                                   --------------------------------------------------------


                                       15
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                TC PIPELINES, LP


                                                    SEPTEMBER 30, 2001         December 31, 2000
(millions of dollars)                                      (unaudited)
------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                         12.2                      29.0
Other current assets                                              35.3                      38.1
Plant, property and equipment, net                             1,696.5                   1,687.0
Other assets                                                      15.5                      14.4
                                                   ---------------------------------------------
                                                               1,759.5                   1,768.5
                                                   ---------------------------------------------
                                                   ---------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                              409.1                     114.3
Reserves and deferred credits                                      5.6                       4.9
Long-term debt                                                   513.6                     822.3
Partners' Equity
   Partners' capital                                             825.3                     827.0
   Accumulated other comprehensive income                          5.9                         -
                                                   ---------------------------------------------
                                                               1,759.5                   1,768.5
                                                   ---------------------------------------------
                                                   ---------------------------------------------

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

Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers began paying stated transportation rates based on a straight-fixed variable rate design. Under the straight-fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system.


                                       16
--------------------------------------------------------------------------------

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

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

Revenues decreased $0.4 million for the third quarter of 2001, as compared to the same period in 2000. Northern Border Pipeline's net revenues reflect the rate case settlement discussed above.

Costs and expenses consist of operations and maintenance expense and taxes other than income.

Operations and maintenance expense decreased $2.9 million (28%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's regulatory commission expense and decreased costs to operate its two electric-powered compressor units.

Taxes other than income increased $2.1 million (32%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to adjustments to previous estimates of ad valorem taxes for increases in property valuations.

Financial charges decreased $3.7 million (23%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's average interest rates between 2000 and 2001.

Other income/(expense) decreased $2.9 million for the third quarter of 2001, as compared to the same period in 2000. Other income/(expense) for the third quarter of 2000 included $2.7 million of income due to a reduction in reserves previously established for regulatory issues.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues increased $0.1 million for the first nine months of 2001, as compared to the same period in 2000. Northern Border Pipeline's revenues reflect the rate case settlement discussed above.

Costs and expenses consist of operations and maintenance expense and taxes other than income.

Operations and maintenance expense decreased $5.2 million (17%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's regulatory commission expense, decreased costs to operate its two electric-powered compressor units and decreased administrative expense.

Taxes other than income decreased $2.6 million (12%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to adjustments to previous estimates of ad valorem taxes.

Financial charges decreased $7.6 million (15%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to a decrease in


                                       17
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                TC PIPELINES, LP


Northern Border Pipeline's average interest rate between 2000 and 2001 as well as a decrease in average debt outstanding.

Other income/(expense) decreased $5.5 million for the first nine months of 2001, as compared to the same period in 2000. Other income/(expense) for the first nine months of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In the first nine months of 2000, Northern Border Pipeline had recorded approximately $1.4 million of income from the purchase of excess capacity by the telecommunications company. Other income/(expense) for the first nine months of 2000 also included $2.7 million of income due to a reduction in reserves previously established for regulatory issues.

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

GENERAL

Northern Border Pipeline had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $289 million term loan, both maturing in June 2002. At September 30, 2001, no amounts were outstanding under the five-year revolving credit facility. Northern Border Pipeline anticipates refinancing the Pipeline Credit Agreement in the first quarter of 2002.

At September 30, 2001, Northern Border Pipeline also had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million and Series B Note with a principal amount of $41 million were repaid in August 2000 and August 2001, respectively. The Series C Notes with a principal amount of $78 million mature in August 2002.

In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021 ("2001 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2001 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2001 Pipeline Senior Notes were issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Pipeline Senior Notes were used to reduce indebtedness outstanding under the Pipeline Credit Agreement.

Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.



                                       18
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                TC PIPELINES, LP


CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased $5.8 million to $139.3 million for the first nine months of 2001, as compared to the same period in 2000. During 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures of $51.1 million for the first nine months of 2001 included $46.3 million for Project 2000, Northern Border Pipeline's 34-mile extension and expansion into Indiana. For the comparable period in 2000, capital expenditures were $7.2 million and included $3.3 million for Project 2000. The remaining capital expenditures for 2001 and 2000 were primarily related to renewal and replacement of existing facilities.

Total capital expenditures for 2001 are estimated to be $63 million, including $54 million for Project 2000. The remaining capital expenditures planned for 2001 are for renewal and replacement of existing facilities. Northern Border Pipeline currently anticipates funding its future 2001 capital expenditures primarily by using internal sources and borrowing on the Pipeline Credit Agreement.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities decreased $14.3 million to $105.1 million for the first nine months of 2001 as compared to the same period in 2000. Distributions to partners increased $6.6 million to $104.8 million for the first nine months of 2001, as compared to the same period in 2000, primarily due to an increase in net income. The net proceeds from the issuance of the 2001 Pipeline Senior Notes totaled approximately $247.2 million and were used for repayment of amounts borrowed under the Pipeline Credit Agreement. In August 2001 and August 2000, Northern Border Pipeline repaid its Series B and A Notes of $41 million and $66 million, respectively, primarily by borrowing under the Pipeline Credit Agreement. During the first nine months of 2001, Northern Border Pipeline had net repayments under the Pipeline Credit Agreement of $180 million as compared to net borrowings in 2000 of $45 million. For the first nine months of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate case refund checks outstanding. In September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate interest rate swap agreements upon issuance of the 2001 Pipeline Senior Notes.


                                       19
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                TC PIPELINES, LP


RESULTS OF OPERATIONS OF TUSCARORA GAS TRANSMISSION COMPANY

The following sets out summarized financial information for Tuscarora for the three and nine months ended September 30, 2001 and 2000, and as at September 30, 2001 and December 31, 2000. Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
(unaudited)                                SEPTEMBER 30                  SEPTEMBER 30
(millions of dollars)                  2001            2000          2001            2000
-------------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                5.3             4.8          15.8            14.5
Costs and expenses                     (0.7)           (0.7)         (1.9)           (1.8)
Depreciation                           (1.2)           (1.1)         (3.5)           (3.3)
Financial charges                      (1.5)           (1.5)         (4.7)           (4.5)
Other income                            -               0.1           0.3             0.2
                                    -------------------------------------------------------
Net income                              1.9             1.6           6.0             5.1
                                    -------------------------------------------------------
                                    -------------------------------------------------------

                                                    SEPTEMBER 30, 2001         December 31, 2000
(millions of dollars)                                      (unaudited)
------------------------------------------------------------------------------------------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                          6.3                       7.1
Other current assets                                               1.9                       3.2
Plant, property and equipment, net                               117.2                     115.7
Other assets                                                       2.0                       2.5
                                                   ---------------------------------------------
                                                                 127.4                     128.5
                                                   ---------------------------------------------
                                                   ---------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities                                                7.0                       8.9
Reserves and deferred credits                                     14.4                      12.0
Long-term debt                                                    82.1                      84.2
Partners' capital                                                 23.9                      23.4
                                                   ---------------------------------------------
                                                                 127.4                     128.5
                                                   ---------------------------------------------
                                                   ---------------------------------------------

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

Revenues generated by Tuscarora increased $0.5 million, or 10%, to $5.3 million for the third quarter of 2001, compared to $4.8 million for the third quarter of 2000. The increase is due to additional contracted capacity on the Hungry Valley lateral, a 14-mile, 16-inch pipeline extension that is Tuscarora's second connection into Reno, Nevada. The Hungry Valley lateral was completed in January 2001.

Costs and expenses, depreciation and financial charges incurred and other income earned by Tuscarora in the third quarter of 2001 were consistent with the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues generated by Tuscarora increased $1.3 million, or 9%, to $15.8


                                       20
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                TC PIPELINES, LP


million for the nine months ended September 30, 2001, compared to $14.5 million for the same period last year. The increase is due to additional contracted capacity on the Hungry Valley lateral.

Costs and expenses, depreciation and financial charges incurred and other income earned by Tuscarora in the first nine months of 2001 were consistent with the same period last year.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased by $1.8 million, or 16%, to $9.3 million for the first nine months of 2001, compared to $11.1 million for the same period in 2000. This change is primarily a result of changes in working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased $2.2 million to $4.9 million for the nine month period ended September 30, 2001, compared to $2.7 million for the same period last year. Capital expenditures during the first nine months of 2001 include $2.5 million in capital costs related to Tuscarora's proposed expansion.

CASH FLOWS FROM FINANCING ACTIVITIES

During the first nine months of 2001, Tuscarora recorded cash flow used in financing activities of $5.2 million compared to $7.1 million for the same period in 2000. Tuscarora paid cash distributions totaling $3.4 million during the first nine months of 2001 compared to $5.3 million for the same period in 2000.

NEW ACCOUNTING PRONOUNCEMENTS

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


                                       21
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)
                                TC PIPELINES, LP


In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

SFAS No. 142 modifies the accounting and reporting of goodwill and intangible assets. It requires entities to discontinue the amortization of goodwill, reallocate goodwill among its reporting segments and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. For goodwill and intangible assets on the balance sheet at June 30, 2001, the provisions of SFAS No. 142 must be applied to fiscal years beginning after December 15, 2001. At September 30, 2001, the Partnership's balance sheet does not include any goodwill.

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the

                                       22
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                TC PIPELINES, LP


related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is in the process of evaluating the application of this pronouncement on its investments in Northern Border Pipeline and Tuscarora.

SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30. This standard is effective for fiscal years beginning after December 15, 2001. The Partnership is in the process of evaluating the application of this pronouncement on its investments in Northern Border Pipeline and Tuscarora.


NORTHERN BORDER PIPELINE RELATIONSHIPS WITH ENRON CORP. AND RECENT DEVELOPMENTS INVOLVING ENRON CORP.

TC PipeLines holds a 30% general partner interest in Northern Border Pipeline. There have been several recent developments involving Enron Corp. (Enron) that could have an impact on Northern Border Pipeline. The trading prices for Enron's common stock have experienced substantial declines during 2001, and multiple class action lawsuits have been filed against Enron alleging violations of securities laws. On October 16, 2001, Enron announced a loss for the quarter ended September 30, 2001 due in part to the early termination of certain structured finance arrangements with a related entity. In connection with the early termination, Enron's shareholders' equity was reduced by approximately $1.2 billion. Enron also announced the commencement of an investigation by the Securities and Exchange Commission (SEC) with respect to the related party transactions, and appointed a special committee of directors to examine and take appropriate action with respect to such transactions.

On November 8, 2001, Enron filed with the SEC a current report on Form 8-K that reported that Enron will restate its financial statements for 1997 through 2000 and for the first two quarters of 2001. Enron's filing indicated that the restatements would have no material impact on its shareholders' equity at September 30, 2001. On November 9, 2001, Enron announced that it had entered into a merger agreement with Dynegy Inc. ("Dynegy"), a Houston-based energy trading and power company. Enron stated that, upon consummation of the proposed merger, its shareholders will receive shares in a combined company to be called Dynegy Inc. The announcement stated that Dynegy will make an immediate equity infusion into Enron in the amount of $1.5 billion.

Some of the recent events have resulted in the downgrading of the obligations of Enron and certain of its subsidiaries by credit rating agencies. For example, Moody's Investors Service downgraded the senior unsecured debt

                                       23
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)
                                TC PIPELINES, LP


ratings of Enron to Baa3 and Standard & Poor's lowered its long-term corporate credit rating on Enron to BBB-.

Northern Border Pipeline has a number of relationships with Enron and its subsidiaries. Through Enron's ownership of two of the general partners of Northern Border Intermediate Limited Partnership (which is not affiliated with TC PipeLines), which holds a 70% general partner interest in Northern Border Pipeline, Enron is able to elect members with a majority of the voting power on Northern Border Pipeline's management committee. Northern Plains Natural Gas Company, a wholly-owned subsidiary of Enron, provides operating and administrative services for Northern Border Pipeline. Certain of the services are provided through subsidiaries of Enron. Enron North America Corp. ("ENA"), a wholly-owned subsidiary of Enron, is one of Northern Border Pipeline's firm shippers and is obligated as of September 30, 2001, to pay for 6.3% of Northern Border Pipeline's capacity, consisting of (i) approximately 2.4% of Northern Border Pipeline's capacity, equating to approximately $8 million in annual revenues, representing firm demand contracts, and (ii) approximately 3.9% of Northern Border Pipeline's capacity, equating to approximately $12 million in annual revenues, representing temporary capacity releases from other shippers who would be responsible for payment in the event of a default in payment by ENA. Northern Border Pipeline could be adversely affected if Enron or any of its subsidiaries were to fail to perform its contractual obligations under contracts with Northern Border Pipeline.


                                       24
--------------------------------------------------------------------------------

                    PART I. FINANCIAL INFORMATION (CONCLUDED)

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                TC PIPELINES, LP

TC PipeLines, LP's interest rate exposure results from its Revolving Credit Facility, which is subject to variability in LIBOR interest rates. Since December 31, 2000, there has not been any material change to TC PipeLines' interest rate exposure.

The Partnership's market risk sensitivity is also influenced by and reflects the same factors that influence Northern Border Pipeline.

Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to increase the portion of its fixed rate debt. As of September 30, 2001, approximately 72% of Northern Border Pipeline's debt portfolio, after considering the effect of interest rate swap agreements, is in fixed rate debt.

If average interest rates change by one percentage point compared to rates in effect as of September 30, 2001, annual interest expense would change by approximately $2.5 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of September 30, 2001.


                                       25
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS
                                TC PIPELINES, LP

On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation filed a lawsuit in Tribal Court against Northern Border Pipeline Company to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Reservation. Based on recent decisions by the federal courts and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose the tax. In any event, TC PipeLines believes that the lawsuit will not have a material adverse impact on the Partnership.


                                       26
--------------------------------------------------------------------------------

                   PART II. OTHER INFORMATION (CONCLUDED)

                  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                TC PIPELINES, LP

(a)  Exhibits.

     *4.1     Indenture dated September 17, 2001, between Northern
              Border PipeLine Company and Bank One Trust Company, N.A.
              (Exhibit 4.2 to Northern Border Pipeline Company's Registration
              Statement on Form S-4, Registration No. 333-73282 ("Form S-4")).

     *4.2     Registration Rights Agreement, dated September 17, 2001, among
              Northern Border Pipeline Company, Banc of America Securities
              LLC, Banc One Capital Markets, inc. and BMO Nesbitt Burns
              Corp., as initial purchasers. (Exhibit 4.3 to Northern Border
              Pipeline Company's Registration Statement on Form S-4)

     *10.1    Ninth Supplement Amending Northern Border Pipeline Company
              General Partnership Agreement (Exhibit 10.37 to Northern Border
              Pipeline Company's Registration Statement on Form S-4)

     *10.2 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron North
              America Corp., dated October 29, 2001 (Exhibit 10.38 to
              Northern Border Pipeline Company's Registration Statement on
              Form S-4)

     *Indicates exhibit incorporated by reference as indicated.

(b)  Reports on Form 8-K

     None


                                       27
--------------------------------------------------------------------------------

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


                                       TC PIPELINES, LP
                                       (a Delaware Limited Partnership)

                                       By: TC PipeLines GP, Inc.,
                                           its general partner

                                       By: /s/ Russell K. Girling
                                           -----------------------------------
Date: November 14, 2001                    Russell K. Girling
                                           Chief Financial Officer
                                           (duly authorized officer)

                                       By: /s/ Theresa Jang
                                           -----------------------------------
Date: November 14, 2001                    Theresa Jang
                                           Controller
                                           (duly authorized officer)


                                       28
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION

*4.1          Indenture dated September 17, 2001, between Northern Border
              PipeLine Company and Bank One Trust Company, N.A. (Exhibit 4.2 to Northern Border Pipeline Company's Registration Statement on
              Form S-4, Registration No. 333-73282 ("Form S-4")).

*4.2          Registration Rights Agreement, dated September 17, 2001, among
              Northern Border Pipeline Company, Banc of America Securities LLC,
              Banc One Capital Markets, inc. and BMO Nesbitt Burns Corp., as initial purchasers. (Exhibit 4.3 to Northern Border Pipeline
              Company's Registration Statement on Form S-4)

*10.1         Ninth Supplement Amending Northern Border Pipeline Company General
              Partnership Agreement (Exhibit 10.37 to Northern Border Pipeline
              Company's Registration Statement on Form S-4)

*10.2 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron North America
              Corp., dated October 29, 2001 (Exhibit 10.38 to Northern Border
              Pipeline Company's Registration Statement on Form S-4)


*Indicates exhibit incorporated by reference as indicated.

                                       29
--------------------------------------------------------------------------------