Form 10-K
period 2001-12-31
TC PIPELINES LP
filed 2002-03-29
CIK 1075607

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                  F O R M 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001    Commission file number: 000-26091

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

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS

              COMMON UNITS REPRESENTING LIMITED PARTNER INTERESTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on March 11, 2002, was approximately $302.8 million.

         As of March 11, 2002, there were 14,690,694 of the registrant's common units outstanding.

                                TC PIPELINES, LP
                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                     PART I
Item 1.    Business                                                       1
Item 2.    Properties                                                     8
Item 3.    Legal Proceedings                                              8
Item 4.    Submission of Matters to a Vote of Security Holders            9

                                     PART II

Item 5.    Market for Registrant's Common Units and Related
           Security Holder Matters                                       10
Item 6.    Selected Financial Data                                       11
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12
Item 7a.   Quantitative and Qualitative Disclosures about
           Market Risk                                                   28
Item 8.    Financial Statements and Supplementary Data                   28
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                           28

                                    PART III

Item 10.   Directors and Officers of the General Partner                 29
Item 11.   Executive Compensation                                        31
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                31
Item 13.   Certain Relationships and Related Transactions                33

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                           35

ALL AMOUNTS ARE STATED IN UNITED STATES DOLLARS UNLESS OTHERWISE INDICATED.

PART I

ITEM 1.   BUSINESS

BUSINESS OF TC PIPELINES, LP

TC PipeLines, LP was formed in 1998 as a Delaware limited partnership to acquire, own and participate in the management of United States based pipeline assets. TC PipeLines, LP and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership are collectively referred to herein as "TC PipeLines" or "the Partnership." TC PipeLines GP, Inc., a wholly owned subsidiary of TransCanada PipeLines Limited, is the general partner of the Partnership.

The Partnership owns a 30% general partner interest in Northern Border Pipeline Company. The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership not affiliated with TC PipeLines that is controlled by affiliates of Enron Corp.

As of September 1, 2000, TC PipeLines, also owns a 49% general partner interest in Tuscarora Gas Transmission Company. The Partnership acquired this asset from TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada.

The general partner holds an aggregate 2% general partner interest in the Partnership. The general partner also owns 2,809,306 subordinated units and is entitled to incentive distribution rights if quarterly cash distributions on the common and subordinated units exceed levels specified in the partnership agreement (see Item 5. "Market for Registrant's Common Units and Related Security Holder Matters").

At December 31, 2001, the Partnership had 14,690,694 common units outstanding, of which 11,890,694 are held by the public and 2,800,000 are held by an affiliate of the general partner.

The Partnership's 30% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora represent its only material assets.

BUSINESS OF NORTHERN BORDER PIPELINE COMPANY

GENERAL

Northern Border Pipeline is a general partnership formed in 1978. Northern Border Pipeline's general partners are TC PipeLines and Northern Border Partners, both of which are publicly traded limited partnerships. Each of TC PipeLines and Northern Border Partners holds its interest in Northern Border Pipeline, representing 30% and 70% of voting power, respectively, through a subsidiary limited partnership. The general partner of TC PipeLines and its subsidiary limited partnerships is TC PipeLines GP, Inc., a subsidiary of TransCanada. The general partners of Northern Border Partners and its subsidiary limited partnership are Northern Plains Natural Gas Company and Pan Border Gas Company, both subsidiaries of Enron, and Northwest Border Pipeline Company, a subsidiary of The Williams Companies, Inc.

Northern Border Pipeline owns an interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to natural gas markets in the midwestern United States. The Northern Border pipeline system connects with multiple pipelines that provide shippers with access to the various natural gas markets served by those pipelines. In the year ended December 31, 2001, TC PipeLines estimates that Northern Border Pipeline transported approximately 20% of the total amount of natural gas imported from Canada to the United States. Over the same period, approximately 90% of the natural gas transported was produced in the western Canadian sedimentary basin located in the provinces of Alberta, British Columbia and Saskatchewan.

Northern Border Pipeline transports natural gas for shippers under a tariff regulated by the Federal Energy Regulatory Commission (FERC). The tariff specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on the Northern Border pipeline system. Northern Border Pipeline's revenues are derived from agreements for the receipt and delivery of natural gas at points along the Northern Border pipeline system as specified in each shipper's individual transportation contract. Northern Border Pipeline does not own the natural gas that it transports, and therefore it does not assume the related natural gas commodity risk.

Northern Border Pipeline's management is overseen by a four-member management committee. One representative is designated by TC PipeLines. Three representatives are designated by Northern Border Partners, with each of its general partners selecting one representative. Voting power on the management committee is allocated among the partners in accordance to their proportional interest in the general partner interests. As a result, the 70% voting power of Northern Border Partners' three representatives on the management committee is allocated as follows: 35% to the representative designated by Northern Plains, 22.75% to the representative designated by Pan Border and 12.25% to the representative designated by Northwest Border. Northern Plains and Pan Border are subsidiaries of Enron. Therefore, Enron controls 57.75% of the voting power of the management committee and has the right to select two of the members. On December 2, 2001, Enron filed a voluntary petition for Chapter 11 protection in bankruptcy court. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations of
Northern Border Pipeline Company - Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business."

The Northern Border pipeline system is operated by Northern Plains pursuant to an operating agreement. As of December 31, 2001, Northern Plains employed approximately 215 individuals located at Northern Plains' headquarters in Omaha, Nebraska, and at various locations along the pipeline route. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

THE NORTHERN BORDER PIPELINE SYSTEM

Northern Border Pipeline owns a 1,249-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana to natural gas markets in the midwestern United States. Construction of the Northern Border pipeline system was initially completed in 1982. The Northern Border pipeline system was expanded and/or extended in 1991, 1992, 1998 and 2001. The Northern Border pipeline system connects directly and through multiple pipelines with various natural gas markets.

The Northern Border pipeline system consists of 822 miles of 42-inch diameter pipe designed to transport 2,374 million cubic feet per day (mmcfd) from the Canadian border to Ventura, Iowa; 30-inch diameter pipe and 36-inch diameter pipe, each approximately 147 miles in length, designed to transport 1,484 mmcfd in total from Ventura, Iowa to Harper, Iowa; 226 miles of 36-inch diameter pipe and 19 miles of 30-inch diameter pipe designed to transport 844 mmcfd from Harper, Iowa to Manhattan, Illinois (Chicago area); and 35 miles of 30-inch diameter pipe designed to transport 545 mmcfd from Manhattan, Illinois to a terminus near North Hayden, Indiana. Along the pipeline there are 16 compressor stations with total rated horsepower of 499,000 and measurement facilities to support the receipt and delivery of natural gas at various points. Other facilities include four field offices and a microwave communication system with 51 tower sites.

On October 1, 2001, Northern Border Pipeline completed construction and began operation of its Project 2000 facilities. Project 2000 gives shippers access to industrial natural gas consumers in northern Indiana through an interconnect with Northern Indiana Public Service Company, a major midwest local distribution company, at the terminus near North Hayden, Indiana and provides 545 mmcfd of transportation capacity. Project 2000 also expands Northern Border Pipeline's delivery capability into the Chicago area by approximately 30%. Capital expenditures for Project 2000 are approximately $63 million. Project 2000 facilities include approximately 35 miles of 30-inch pipeline, one 13,000 horsepower compressor station in Illinois, additional horsepower at two Iowa compressor stations and one meter station.

The Northern Border pipeline system has pipeline access to natural gas reserves in the western Canadian sedimentary basin in the provinces of Alberta, British Columbia and Saskatchewan in Canada, as well as the Williston Basin in the United States. The Northern Border pipeline system also has access to synthetic gas produced at the Dakota Gasification plant in North Dakota. At its northern end, the Northern Border pipeline system's natural gas supplies are received through an interconnection with TransCanada's majority-owned Foothills Pipe Lines (Sask.) Ltd. system in Canada, which is connected to TransCanada's Alberta System and the pipeline system owned by Transgas Limited in Saskatchewan. The Northern Border pipeline system also connects with facilities of Williston Basin Interstate Pipeline at Glen Ullin and Buford, North Dakota, facilities of Amerada Hess Corporation at Watford City, North Dakota and facilities of Dakota Gasification Company at Hebron, North Dakota in the northern portion of the Northern Border pipeline system. For the year ended December 31, 2001, of the natural gas transported on the Northern Border pipeline system, approximately 90% was produced in Canada, approximately 5% was produced by the Dakota Gasification plant and approximately 5% was produced in the Williston Basin.

INTERCONNECTS

The Northern Border pipeline system connects with multiple pipelines that provide its shippers with access to the various natural gas markets served by those pipelines. The Northern Border pipeline system interconnects with pipeline facilities of:

     o Northern Natural Gas Company, an Enron subsidiary until February 1, 2002, and now a subsidiary of Dynegy, Inc., at Ventura, Iowa as well as multiple smaller interconnections in South Dakota, Minnesota and Iowa;

     o    Natural Gas Pipeline Company of America at Harper, Iowa;

     o MidAmerican Energy Company at Iowa City and Davenport, Iowa and Cordova, Illinois;

     o    Alliant Power Company at Prophetstown, Illinois;

     o    Northern Illinois Gas Company at Troy Grove and Minooka, Illinois;

     o Midwestern Gas Transmission Company, a wholly owned subsidiary of Northern Border Partners, near Channahon, Illinois;

     o    ANR Pipeline Company near Manhattan, Illinois;

     o    Vector Pipeline L.P. in Will County, Illinois;

     o    The Peoples Gas Light and Coke Company near Manhattan, Illinois; and

     o Northern Indiana Public Service Company near North Hayden, Indiana at the terminus of the Northern Border pipeline system.

The Ventura, Iowa interconnect with Northern Natural Gas Company functions as a large market center, where natural gas transported on the Northern Border pipeline system is sold, traded and received for transport to significant consuming markets in the Midwest and to interconnecting pipeline facilities destined for other markets.

SHIPPERS

The Northern Border pipeline system serves more than 50 firm transportation shippers with diverse operating and financial profiles. Based upon shippers' contractual obligations, as of December 31, 2001, 91% of the firm capacity is contracted by producers and marketers. The remaining firm capacity is contracted to local distribution companies (6%), interstate pipelines (2%) and end-users (1%). As of December 31, 2001, the termination dates of these contracts ranged from March 31, 2002 to December 21, 2013, and the weighted average contract life, based upon annual contractual obligations, was approximately five and one half years with just under 99% of capacity contracted through mid-September 2003. Contracts for approximately 42% of the capacity will expire prior to November 2003. See Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Results of Operations of Northern Border Pipeline Company - Outlook."

Northern Border Pipeline's mix and number of shippers may change throughout the year as a result of its shippers utilizing Northern Border Pipeline's capacity release provisions that allow shippers to release all or part of their capacity to other shippers either permanently for the full term of their contract or temporarily. Under the terms of Northern Border Pipeline's tariff, a temporary capacity release does not relieve the original contract shipper from its payment obligations if the replacement shipper fails to pay for the capacity temporarily released to it. Shippers on the Northern Border pipeline system temporarily released capacity during 2001 for varying periods of time. There were also permanent releases of capacity to other shippers for the full term of the contracts.

As of December 31, 2001, Northern Border Pipeline's largest shipper, Mirant Americas Energy Marketing, LP, is obligated for approximately 33.7% of Northern Border Pipeline's contracted firm capacity. Of this amount, 24.4% of Northern Border Pipeline's contracted firm capacity was obtained under temporary releases from Pan-Alberta Gas (U.S.) (Pan Alberta) for a term through October 31, 2002. Pan-Alberta's firm contracts expire October 31, 2003. Mirant
Americas Energy Marketing, LP, manages the assets of Pan-Alberta Gas, Ltd., which include Pan-Alberta's contracts with Northern Border Pipeline.

Some of Northern Border Pipeline's shippers are affiliated with Northern Border Pipeline's general partners. Enron North America Corp. (ENA), a subsidiary of Enron, which also has filed for bankruptcy protection, holds firm contracts representing 3.5% of capacity, a portion of which (1.1%) has been temporarily released to a third party until October 31, 2002. The third party that holds the 1.1% of capacity has filed a complaint with the FERC requesting, in effect, that its contract be deemed terminated as a consequence of ENA's filing for bankruptcy protection. Northern Border Pipeline believes this shipper's contract will remain in effect until October 31, 2002. ENA's contractual obligations were supported by guarantees from Enron, which are subject to Enron's filing for bankruptcy protection. Transcontinental Gas Pipe Line Corporation, a subsidiary of Williams, holds a contract representing 0.7% of capacity. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations of Northern Border Pipeline Company - Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business."

DEMAND FOR TRANSPORTATION CAPACITY

Northern Border Pipeline's long-term financial condition is dependent on the continued availability of economic western Canadian natural gas supplies for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with the interstate pipelines' systems. Low prices for natural gas, regulatory limitations or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission of western Canadian natural gas supplies. Additional pipeline export capacity also could accelerate depletion of these reserves. Furthermore, the availability of export capacity could also affect the demand or value of the transport on the Northern Border pipeline system.

Northern Border Pipeline's business also depends on the level of demand for natural gas in the markets the pipeline system serves. The volumes of natural gas delivered to these markets from other sources affect the demand for both the natural gas supplies and the use of the Northern Border pipeline system. Demand for natural gas to serve other markets also influences the ability and willingness of shippers to use the Northern Border pipeline system to meet demand in the markets that Northern Border Pipeline serves.

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

Interstate pipelines' primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation. A key determinant of the value that customers can realize from firm transportation on the pipeline system is the basis differential or market price spread between two points on the pipeline. The difference in natural gas prices between the points along the pipeline where natural gas enters and where natural gas is delivered represents the gross margin that a customer can expect to achieve from holding transportation capacity at any point in time. This margin and its variability become important factors in determining the level of demand charges customers are willing to commit to when they renegotiate their transportation contracts. The basis differential between markets can be affected by trends in production, available capacity, storage inventories, weather, and general market demand in the respective areas.

TC PipeLines cannot predict whether these or other factors will have an adverse effect on demand for use of the Northern Border pipeline system or how significant that adverse effect could be.

INTERSTATE PIPELINE COMPETITION

Northern Border Pipeline competes with other pipeline companies that transport natural gas from the western Canadian sedimentary basin or that transport natural gas to end-use markets in the midwest. Northern Border Pipeline's competitive position is affected by the availability of Canadian natural gas for export, the availability of other sources of natural gas and demand for natural gas in the United States. Demand for transportation services on the Northern Border pipeline system is affected by natural gas prices, the relationship between export capacity from and production in the western Canadian sedimentary basin and natural gas shipped from producing areas in the United States. Shippers of natural gas produced in the western Canadian sedimentary basin also have other options to transport Canadian natural gas to the United States, including transportation on pipelines eastward in Canada or to markets on the West Coast.

The Alliance Pipeline, which was placed in service in December 2000, competes directly with Northern Border Pipeline in the transportation of natural gas from the western Canadian sedimentary basin to the Chicago area. Williams has a minority interest (14.6%) in Alliance Pipeline. Because it transports liquids-rich natural gas, the Alliance Pipeline has no interconnections with other pipelines upstream of the liquids extraction facilities, which are located near Chicago. This contrasts with the Northern Border pipeline system, which serves various markets through interconnections with other pipelines along its route.

The competitive impact of the Alliance Pipeline has been mitigated by the continuing development of additional capacity to ship natural gas from the Chicago area to other markets in the United States. Vector Pipeline L.P., which interconnects with the Alliance Pipeline and transports natural gas eastward to a terminus in eastern Canada, commenced operations in December 2000. Guardian Pipeline proposes to be in service in November 2002 and to interconnect with Northern Border Pipeline. Guardian Pipeline is targeting markets in northern Illinois and Wisconsin and could provide access to additional markets for Northern Border Pipeline's shippers.

TransCanada and other unaffiliated companies own and operate pipeline systems that transport natural gas from the same natural gas reserves in western Canada that supply Northern Border Pipeline's shippers.

Natural gas is produced in the United States and is also transported by competing pipeline systems to the same markets as those served by the Northern Border pipeline system.

FERC REGULATION

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

Where required, Northern Border Pipeline holds certificates of public convenience and necessity issued by the FERC covering the facilities, activities and services. Under Section 8 of the Natural Gas Act, the FERC has the power to prescribe the accounting treatment for items for regulatory purposes. Northern Border Pipeline's books and records may be periodically audited under Section 8.

The FERC regulates the rates and charges for transportation in interstate commerce. Natural gas companies may not charge rates exceeding rates judged just and reasonable by the FERC. Generally, rates are based on the cost of service including recovery of and a return on the pipeline's actual historical cost investment. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Some types of rates may be discounted without further FERC authorization and rates may be negotiated subject to FERC approval. The rates and terms and conditions for Northern Border Pipeline's service are found in its FERC approved Gas Tariff.

Under Northern Border Pipeline's tariff, Northern Border Pipeline is allowed to charge for its services on the basis of stated transportation rates established in Northern Border Pipeline's 1999 rate case. Northern Border Pipeline also may provide services under negotiated and discounted rates. Approximately 98% of the agreed upon cost of service or revenue level is attributed to demand charges. Firm shippers that contract for the stated transportation rate are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport, for the term of their contracts. The remaining 2% of the agreed upon revenue level is attributed to commodity charges based on the volumes of natural gas actually transported. Under the terms of settlement in Northern Border Pipeline's 1999 rate case, neither Northern Border Pipeline's existing shippers nor Northern Border Pipeline can seek rate changes until November 1, 2005, at which time Northern Border Pipeline must file a new rate case. Prior to the new rate case, Northern Border Pipeline will not be permitted to increase rates if costs increase, nor will Northern Border Pipeline be required to reduce rates based on cost savings. Northern Border Pipeline's earnings and cash flow will depend on future costs, contracted capacity, the volumes of natural gas transported and Northern Border Pipeline's ability to recontract capacity at acceptable rates.

Until new transportation rates are approved by FERC, Northern Border Pipeline continues to depreciate its transmission plant at the FERC approved annual depreciation rate. Northern Border Pipeline's annual depreciation rate on transmission plant in service is 2.25%. In order to avoid a decline in transporation rates set in future rate cases as a result of accumulated depreciation, Northern Border Pipeline must maintain or increase its rate base by acquiring or constructing assets that replace or add to existing pipeline facilities or by adding new facilities.

In Northern Border Pipeline's 1995 rate case, the FERC addressed the issue of whether the federal income tax allowance included in Northern Border Pipeline's proposed cost of service was reasonable in light of recent FERC rulings. In those rulings, the FERC held that an interstate pipeline is not entitled to a tax allowance for income attributable to limited partnership interests held by individuals. The settlement of Northern Border Pipeline's 1995 rate case provided that until at least December 2005, Northern Border Pipeline could continue to calculate the allowance for income taxes in the manner it had historically used. In addition, a settlement adjustment mechanism of $31 million was implemented, which effectively reduces the return on rate base. These provisions of the 1995 rate case were maintained in the settlement of Northern Border Pipeline's 1999 rate case.

Northern Border Pipeline also provides interruptible transportation service. Interruptible transportation service is transportation in circumstances when capacity is available after satisfying firm service requests. The maximum rate that may be charged to interruptible shippers is calculated as the sum of the firm transportation maximum reservation charge and commodity rate. Under Northern Border Pipeline's tariff, Northern Border Pipeline shares net interruptible transportation service revenue and any new services revenue on an equal basis with Northern Border Pipeline's firm shippers through October 31, 2003. In addition, Northern Border Pipeline is permitted to retain revenue from interruptible transportation service to offset any decontracted firm capacity.

After October 31, 2003, all Northern Border Pipeline's revenues from interruptible and other new transportation service will no longer be subject to sharing and thus, will be retained by Northern Border Pipeline. During 2001, Northern Border Pipeline filed and received approval to implement several new services. Northern Border Pipeline intends to continue to develop other new services to meet customer needs and seek the FERC's authorization to implement such services. Revenues from these sources are expected to be minimal for the near term.

Northern Border Pipeline is subject to the requirements of FERC Order Nos. 497 and 566, which prohibit preferential treatment by interstate natural gas pipelines of their marketing affiliates and govern how information may be provided to those marketing affiliates. In September 2001, the FERC issued a Notice of Proposed Regulation proposing new standards of conduct that would apply uniformly to natural gas pipelines and transmitting public utilities. FERC is proposing one set of standards to govern relationships between regulated transmission providers and all energy affiliates. Should a final rule be issued in this proceeding, Northern Border Pipeline may be subject to standards that could result in additional costs.

ENVIRONMENTAL AND SAFETY MATTERS

Northern Border Pipeline's operations are subject to federal, state and local laws and regulations relating to safety and the protection of the environment, which include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, Clean Air Act, as amended, the Clean Water Act, as amended, the Natural Gas Pipeline Safety Act of 1969, as amended, and the Pipeline Safety Act of 1992.

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

BUSINESS OF TUSCARORA GAS TRANSMISSION COMPANY

Tuscarora is a Nevada general partnership formed in 1993. Its general partners are TC Tuscarora Intermediate Limited Partnership, a direct subsidiary of TC PipeLines, which holds a 49% general partner interest, Tuscarora Gas Pipeline Co., a wholly owned subsidiary of Sierra Pacific Resources Company, which holds a 50% general partner interest and TCPL Tuscarora Ltd., an indirect wholly owned subsidiary of TransCanada, which holds a 1% general partner interest.

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

THE TUSCARORA PIPELINE SYSTEM

Tuscarora owns a 229-mile, 20-inch diameter, United States interstate pipeline system that originates at an interconnection point with facilities of PG&E National Energy Group, Gas Transmission Northwest near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada. The Tuscarora pipeline system terminates near Reno, Nevada at the Tracy Power Plant. Deliveries are also made directly to the local gas distribution system of Sierra Pacific. Along its route, deliveries are made in Oregon, northern California and northwestern Nevada.

The Tuscarora pipeline system was constructed in 1995 and was placed into service in December 1995. The Tuscarora pipeline system has the capacity to transport, on a firm basis, approximately 127 mmcfd of natural gas.

Tuscarora has firm transportation contracts for over 98% of its capacity, including contracts held by Sierra Pacific Power Company, a subsidiary of Sierra Pacific, for 94% of the total available capacity, the majority of which expires on November 30, 2015. As of December 31, 2001, the weighted average contract life on the Tuscarora pipeline system was approximately fourteen years.

In January 2001, Tuscarora completed construction of the Hungry Valley lateral, a 14-mile, 16-inch pipeline extension that serves as Tuscarora's second connection into Reno, Nevada. Sierra Pacific Power holds firm capacity on the lateral for approximately 15 mmcfd through firm transportation contracts that expire in January and October 2016. The project was completed at a capital cost of approximately $8.0 million.

On January 30, 2002, the FERC issued a final certificate, approving the proposed expansion of Tuscarora's pipeline system. The Tuscarora expansion consists of three compressor stations and a 14-mile pipeline extension from the current terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada. The expansion is expected to cost $60 million and will increase Tuscarora's capacity from 127 mmcfd to approximately 220 mmcfd. Approximately two-thirds of the capital budget is expected to be spent in 2002. Commercial operations are targeted to begin in November 2002 with approximately 40% of the expansion volumes flowing. The full incremental 93 mmcfd of contracted volumes are expected to be flowing by late 2003 when construction is expected to be completed. The expansion is supported by long-term firm transportation contracts ranging from ten to fifteen years. Sierra Pacific Power has contracted for approximately 11 mmcfd of the increased capacity. At the request of the Public Utilities Commission of Nevada, Tuscarora will submit to a cost and revenue study to be conducted by the FERC within 3 years of the in service date of the expansion.

On March 15, 2002, Tuscarora issued Series C Senior Secured Notes in the amount of $10 million. These notes bear interest at 6.89% and are due in 2012. The proceeds from these notes will be used to finance a portion of the construction of Tuscarora's expansion project.

Tuscarora's competitive position is dependent on the continued availability of commercially attractive western Canadian natural gas for import into the United States and on the level of demand for western Canadian natural gas in the markets the Tuscarora pipeline system serves. Shippers of natural gas from the western Canadian sedimentary basin have other options for transporting Canadian natural gas to the United States, including transportation on pipelines eastward in Canada or to markets on the west coast of the United States and Canada. Similarly, natural gas produced in the United States serves the same markets as Tuscarora in northern Nevada. Tuscarora is able to transport both Canadian and United States natural gas providing Tuscarora with a well-diversified supply of natural gas to serve its markets.

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

PROPERTIES OF NORTHERN BORDER PIPELINE COMPANY

Northern Border Pipeline holds the right, title and interest in its pipeline system. With respect to real property, the Northern Border pipeline system falls into two basic categories: (a) parcels which are owned in fee, such as certain of the compressor stations, meter stations, pipeline field office sites, and microwave tower sites; and (b) parcels where Northern Border Pipeline's interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction and operation of the Northern Border pipeline system. The right to construct and operate the Northern Border pipeline system across certain property was obtained by Northern Border Pipeline through exercise of the power of eminent domain. Northern Border Pipeline continues to have the power of eminent domain in each of the states in which Northern Border Pipeline operates, although Northern Border Pipeline may not have the power of eminent domain with respect to Native American tribal lands.

Approximately 90 miles of the Northern Border pipeline system are located on fee, allotted and tribal lands within the exterior boundaries of the Fort Peck Indian Reservation in Montana. Tribal lands are lands owned in trust by the United States for the Fort Peck Tribes and allotted lands are lands owned in trust by the United States for an individual Indian or Indians. Northern Border Pipeline does have the right of eminent domain with respect to allotted lands.

In 1980, Northern Border Pipeline entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive Board, for and on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation. This pipeline right-of-way lease, which was approved by the Department of the Interior in 1981, granted to Northern Border Pipeline the right and privilege to construct and operate the Northern Border pipeline system on certain tribal lands. This pipeline right-of-way lease expires in 2011.

In conjunction with obtaining a pipeline right-of-way lease across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, Northern Border Pipeline also obtained a right-of-way across allotted lands located within the reservation boundaries. Most of the allotted lands are subject to a perpetual easement either granted, by the Bureau of Indian Affairs for and on behalf of individual Indian owners or obtained through condemnation. Several tracts are subject to a right-of-way grant that has a term of 15 years, expiring in 2015.

PROPERTIES OF TUSCARORA GAS TRANSMISSION COMPANY

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

ITEM 3.   LEGAL PROCEEDINGS

TC PipeLines is not currently a party to any material legal proceedings.

On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Reservation. Based on recent decisions by the federal courts and other defenses, TC PipeLines believes that the Tribes do not have authority to impose the tax and that the lawsuit will not have a material adverse impact on TC PipeLines.

Neither Northern Border Pipeline nor Tuscarora are currently party to any other legal proceedings that, individually or in the aggregate, would reasonably be expected to have a material adverse impact on TC PipeLines' results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the year ended December 31, 2001.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY
          HOLDER MATTERS

The common units, representing limited partner interests in the Partnership, were issued pursuant to an initial public offering on May 28, 1999 at a price of $20.50 per common unit. The common units are quoted on the Nasdaq Stock Market and trade under the symbol "TCLP" as of February 4, 2002. Prior to February 4, 2002, the common units traded under the symbol "TCLPZ."

The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported by the Nasdaq Stock Market, and the amount of cash distributions per common unit paid with respect to the corresponding periods. Cash distributions are paid within 45 days after the end of each quarter.

                                     Price Range              Cash Distributions
                                  High          Low              Paid per Unit
2001
FIRST QUARTER                    $24.500      $16.250              $0.475
SECOND QUARTER                   $24.240      $20.000              $0.500
THIRD QUARTER                    $27.000      $21.850              $0.500
FOURTH QUARTER                   $27.600      $23.000              $0.500

2000
First Quarter                    $18.375      $14.000              $0.450
Second Quarter                   $17.000      $14.500              $0.450
Third Quarter                    $20.375      $16.125              $0.475
Fourth Quarter                   $20.500      $17.875              $0.475

As of March 11, 2002, there were approximately 93 record holders of common units and approximately 6,100 beneficial owners of the common units, including common units held in street name.

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

In general, the general partner is entitled to 2% of all cash distributions and the holders of common units and subordinated units (collectively referred to as unitholders) are entitled to the remaining 98% of all cash distributions. The Partnership will make quarterly cash distributions to its partners (including holders of subordinated units), comprising all of its Available Cash. Available Cash is defined in the partnership agreement and generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business of the Partnership (including reserves for future capital expenditures and for anticipated credit needs), (ii) comply with applicable laws or any Partnership debt instrument or agreement, or (iii) provide funds for cash distributions to unitholders and the general partner in respect of any one or more of the next four quarters. Distributions of Available Cash to the holder of subordinated units are subject to the prior rights of the holders of common units to receive the minimum quarterly distribution for each quarter while the subordinated units are outstanding (subordination period), and to receive any arrearages in the cash distribution of minimum quarterly distributions on the common units for prior quarters during the subordination period. The partnership agreement defines the minimum quarterly distribution as $0.45 for each full fiscal quarter.

The general partner is entitled to incentive distributions if the amount distributed with respect to any quarter exceeds the minimum quarterly distribution of $0.45 per common unit. Under the incentive distribution provisions, the general partner is entitled to 15% of amounts distributed in excess of $0.45 per common unit, 25% of amounts distributed in excess of $0.5275 per common unit, and 50% of amounts distributed in excess of $0.69 per common unit provided the balance has been first distributed to unitholders on a pro rata basis. The amounts that trigger incentive distributions at various levels are subject to adjustment in certain events, as described in the partnership agreement.

On September 5, 2000, the Partnership announced an increase in the quarterly cash distribution from $0.45 per unit to $0.475 per unit for the 2000 third quarter cash distribution, which was paid on November 14, 2000, resulting in the first tier of incentive distributions being achieved. On July 19, 2001, the Partnership announced another increase in the quarterly cash distribution from $0.475 per unit to $0.50 per unit for the 2001 second quarter cash distribution, which was paid on August 14, 2001.

In 2001, the Partnership made cash distributions to the limited partners and the general partner that amounted to $35.2 million. These payments represented $0.475 per unit for the quarters ended December 31, 2000 and March 31, 2001 and $0.50 per unit for the quarters ended June 30, 2001 and September 30, 2001. On February 14, 2002, the Partnership paid a cash distribution of $9.1 million to the limited partners and the general partner, representing a cash distribution of $0.50 per unit for the quarter ended December 31, 2001.

SUBORDINATION PERIOD

The subordination period extends until the first day of any quarter beginning after June 30, 2004 in respect of which: (i) distributions of Available Cash from operating surplus on the common units and the subordinated units for each of the three non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distribution on all of the outstanding common units and subordinated units during those periods, (ii) the adjusted operating surplus generated during each of the three non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distribution on all of the common units and the subordinated units that were outstanding on a fully diluted basis and the related distributions on the general partner interest during those periods, and (iii) there are no arrearages in payment of the minimum quarterly distribution on the common units.

Before the end of the subordination period and to the extent the tests for conversion described above are satisfied, a portion of the subordinated units may convert into common units prior to June 30, 2004. Subordinated units will convert into common units on a one-for-one basis on the first day after the record date established for the distribution in respect of any quarter ending on or after: (i) June 30, 2002 with respect to one-third of the subordinated units (936,435 subordinated units), and (ii) June 30, 2003 with respect to one-third of the subordinated units (936,435 subordinated units), in respect of which each of the financial tests described above have been satisfied; provided, however, that the early conversion of the second one-third of subordinated units may not occur until at least one year following the early conversion of the first one-third of subordinated units.

Upon expiration of the subordination period, all remaining subordinated units will convert into common units on a one-for-one basis and will thereafter participate, pro rata with the other common units in distributions of Available Cash.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements, including the notes thereto, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TC PIPELINES, LP
(thousands of dollars, except per unit amounts)

                                                                  Year ended December 31
                                                                ----------------------------     May 28 (1) -
                                                                      2001           2000     December 31, 1999
                                                                ------------- -------------- ---------------------
INCOME DATA:
Equity income from investment in Northern Border Pipeline            42,138         38,119                20,923
Equity income from investment in Tuscarora (2)                        3,608            943                     -
General and administrative expenses                                  (1,251)        (1,337)                 (699)
Financial charges                                                      (973)          (501)                    -
                                                                ------------- -------------- ---------------------
Net income                                                           43,522         37,224                20,224
                                                                ------------- -------------- ---------------------
                                                                ------------- -------------- ---------------------

Basic and diluted net income per unit                                 $2.40          $2.08                 $1.13
Units outstanding (thousands)                                        17,500         17,500                17,500

CASH FLOW DATA:
Net cash provided by operating activities                            42,978         40,366                11,832
Distributions paid                                                   35,231         32,657                11,037

BALANCE SHEET DATA (AT END OF PERIOD):
Investment in Northern Border Pipeline                              250,078        248,098               250,450
Investment in Tuscarora (2)                                          29,297         27,881                     -
Total assets                                                        288,688        277,545               251,245
Long-term debt                                                       21,500         21,500                     -
Partners' equity                                                    266,704        255,405               250,838

(1) The Partnership commenced operations on May 28, 1999.

(2)  The Partnership acquired a 49% interest in Tuscarora on September 1, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AS A RESULT OF THE PARTNERSHIP'S OWNERSHIP OF INVESTMENTS IN BOTH NORTHERN BORDER PIPELINE AND TUSCARORA, THE FOLLOWING DISCUSSES FIRST THE RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES, THEN THOSE OF EACH OF NORTHERN BORDER PIPELINE AND TUSCARORA IN THEIR ENTIRETY.

The following discussions of the financial condition and results of operations for the Partnership, Northern Border Pipeline and Tuscarora should be read in conjunction with the financial statements and notes thereto of the Partnership and Northern Border Pipeline included elsewhere in this report (see Item 8. - "Financial Statements and Supplementary Data"). For more detailed information regarding the basis of presentation for the following financial information, see the notes to the financial statements of the Partnership and Northern Border Pipeline. As of December 31, 2001, TC PipeLines' interest in Northern Border Pipeline represents approximately 87% of TC PipeLines' total assets and has provided approximately 92% of TC PipeLines' equity income for the year ended December 31, 2001. All amounts are stated in United States dollars.

RESULTS OF OPERATIONS OF TC PIPELINES, LP

CRITICAL ACCOUNTING POLICY

TC PipeLines accounts for its investments in both Northern Border Pipeline and Tuscarora using the equity method of accounting as detailed in notes three and four to the financial statements. The equity method of accounting is appropriate where the investor is able to exercise significant influence over the operating and financial policies of an investee. TC PipeLines is able to exercise significant influence over its investments in Northern Border Pipeline and Tuscarora as evidenced by its representation on their respective management committees.

Since the 30% general partner interest in Northern Border Pipeline and the 49% general partner interest in Tuscarora are currently the Partnership's only material sources of income, the Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

For the year ended December 31, 2001, TC PipeLines recorded equity income of $42.1 million from its investment in Northern Border Pipeline, compared to $38.1 million for 2000, an increase of $4.0 million. Approximately $1.0 million of this increase is due to Project 2000, Northern Border Pipeline's 35-mile extension and expansion into northern Indiana, which was completed in October 2001. An additional $1.9 million of the increase is due to lower operating and maintenance costs as a result of Northern Border Pipeline's efforts to reduce these costs, offset by the reserve to provide for November and December 2001 revenues due to Northern Border Pipeline under transportation agreements with ENA, a subsidiary of Enron. ENA, which filed for Chapter 11 bankruptcy protection on December 2, 2001, is in default of its payments to Northern
Border Pipeline, starting with payments due for November 2001 (see "Results of Operations of Northern Border Pipeline - Impact of Enron's Chapter 11
Filing on Northern Border Pipeline's Business"). Favorable interest rates decreased Northern Border Pipeline's interest expense in 2001, further increasing 2001 equity income by $2.9 million. These increases to 2001 equity income were partially offset by lower other income for Northern Border
Pipeline in 2001, resulting in a $2.5 million decrease in 2001 equity income to TC PipeLines. In 2000, Northern Border Pipeline's other income was higher due to non-recurring adjustments related to the approval of its rate settlement agreement.

For the year ended December 31, 2001, TC PipeLines recorded equity income of $3.6 million from its investment in Tuscarora, compared to $0.9 million for 2000, an increase of $2.7 million. This increase is attributed to the Partnership acquiring its interest in Tuscarora in September 2000 and incremental revenues from Tuscarora's 14-mile Hungry Valley lateral, which was placed into service in January 2001.

General and administrative expenses were $1.3 million for each of the years ended December 31, 2001 and 2000.

Financial charges were $1.0 million for the year ended December 31, 2001 compared to $0.5 million in 2000. This increase is attributed to the Partnership having a balance of $21.5 million outstanding on its Revolving Credit Facility for the full year in 2001 compared to 2000 when the Partnership only had debt outstanding for four months of the year, partially offset by a decrease in interest rates in 2001. The Partnership drew on the Revolving Credit Facility in September 2000 in order to fund a portion of the purchase price of a 49% general partner interest in Tuscarora.

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

The Partnership reported financial charges of $0.5 million for the year ended December 31, 2000, which includes interest expense relating to the Partnership's Revolving Credit Facility (see Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of TC PipeLines, LP - General"). On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to finance a portion of the acquisition of a 49% general partner interest in Tuscarora. At December 31, 2000, the Partnership had $21.5 million outstanding under the Revolving Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES, LP

CASH DISTRIBUTION POLICY OF TC PIPELINES, LP

During the subordination period, which generally cannot end before June 30, 2004, the Partnership makes distributions of Available Cash in the following manner:

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

GENERAL

On January 18, 2002, the board of directors of the general partner declared the Partnership's 2001 fourth quarter cash distribution. The fourth quarter cash distribution, which was paid on February 14, 2002 to unitholders of record as of January 31, 2002, totaled $9.1 million and was paid in the following manner:
$7.3 million to common unitholders, $1.4 million to the general partner as holder of the subordinated units, and $0.3 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest.

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with a third party under which the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 0.875%, or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. In November 2000, the Partnership made a $3.0 million principal payment on the Revolving Credit Facility. At December 31, 2001, the Partnership had $21.5 million outstanding under the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at December 31, 2001 and 2000 was 3.0% and 7.6%, respectively.

On May 28, 2001, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary. At December 31, 2001, the Partnership had no amount outstanding under the TransCanada Credit Facility.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased to $43.0 million for the year ended December 31, 2001 from $40.4 million for 2000. In 2001, the Partnership received cash distributions of $42.9 million and $2.4 million from its investments in Northern Border Pipeline and Tuscarora, respectively, compared to $40.5 million and $1.5 million in 2000.

Cash flows provided by operating activities increased to $40.4 million for the year ended December 31, 2000 from $11.8 million for the period May 28 to December 31, 1999. For the period May 28 to December 31, 1999, the Partnership received cash distributions of $12.1 million from Northern Border Pipeline.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities decreased by $28.3 million for the year ended December 31, 2001 compared to 2000 due to the purchase of a 49% general partner interest in Tuscarora in 2000.

CASH FLOWS FROM FINANCING ACTIVITIES

The Partnership paid cash distributions of $35.2 million in 2001 compared to $32.7 million in 2000. The increase in cash distributions in 2001 is due to the Partnership increasing its cash distribution from $0.475 per unit to $0.50 per unit beginning with the second quarter cash distribution in 2001.

For the period May 28 to December 31, 1999, the Partnership paid cash distributions of $11.0 million.

On September 1, 2000, the Partnership borrowed $24.5 million from the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. At December 31, 2001, the Partnership had $21.5 million outstanding under the Revolving Credit Facility.

CAPITAL REQUIREMENTS

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions in 2002, TC PipeLines expects to finance these requirements with debt and/or equity.

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE COMPANY

IN THE FOLLOWING DISCUSSION OF THE RESULTS OF NORTHERN BORDER PIPELINE, ALL AMOUNTS REPRESENT 100% OF THE OPERATIONS OF NORTHERN BORDER PIPELINE, IN WHICH THE PARTNERSHIP HAS HELD A 30% INTEREST SINCE MAY 28, 1999.

The discussion and analysis of Northern Border Pipeline's financial condition and operations are based on Northern Border Pipeline's financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion and analysis should be read in conjunction with Northern Border Pipeline's financial statements included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain amounts included in or affecting Northern Border Pipeline's financial statements and related disclosures must be estimated, requiring Northern Border Pipeline to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any effects on Northern Border Pipeline's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Northern Border Pipeline's significant accounting policies are summarized in
Note 2 - Notes to Northern Border Pipeline's Financial Statements included elsewhere in this report. Certain of Northern Border Pipeline's accounting policies are of more significance in their financial statement preparation process than others. Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities. Northern Border Pipeline's long-lived assets are stated at original cost. Northern Border Pipeline must use estimates in determining the economic useful lives of those assets. For utility property, no retirement gain or loss is included in income except in the case of extraordinary retirements or sales. The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. Finally, Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which Northern Border Pipeline adopted on January 1, 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

Northern Border Pipeline's net income to partners increased $13.4 million (11%) for the year ended December 31, 2001, as compared to the same period in 2000. Northern Border Pipeline benefited from reductions in interest rates, which reduced Northern Border Pipeline's interest expense for 2001 as compared to 2000. Northern Border Pipeline was also able to control its operating costs resulting in reductions to operations and maintenance expenses.

Operating revenues, net increased $2.1 million for the year ended December 31, 2001, as compared to the same period in 2000 primarily due to additional revenues associated with the completion of Project 2000 in October 2001. See
Item 1. "Business of Northern Border Pipeline Company - The Northern Border Pipeline System."

Operations and maintenance expense decreased $7.9 million (19%) for the year ended December 31, 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's regulatory commission expense, decreased costs to operate two of Northern Border Pipeline's electric-powered compressor units and decreased employee payroll, benefit and administrative expenses for the Northern Border pipeline system. Operations and maintenance expense for 2001 includes approximately $1.3 million of bad debt expense related to ENA (see "Impact of Enron's Chapter 11 Filing on Northern Border
Pipeline's Business").

Taxes other than income decreased $2.3 million (8%) for the year ended December 31, 2001, as compared to the same period in 2000, due primarily to a decrease in use taxes paid to the state of Minnesota. Northern Border Pipeline had been paying Minnesota a use tax based on the fuel used at Northern Border Pipeline's compressor stations located in the state. A recent ruling by the Minnesota Supreme Court directed that the compressor fuel used was exempt from this particular tax. Northern Border Pipeline filed for a refund of amounts previously paid, which was received by Northern Border Pipeline in March 2002.

Interest expense, net decreased $9.8 million (15%) for the year ended December 31, 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's average interest rate between 2000 and 2001 as well as a decrease in average debt outstanding.

Other income (expense) decreased $8.5 million for the year ended December 31, 2001, as compared to the same period in 2000. Other income (expense) for 2001 includes a net charge of approximately $1.5 million for an uncollectable receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In 2000, Northern Border Pipeline had recorded approximately $1.7 million of income from the sale of excess capacity on Northern Border Pipeline's communication system. Other income (expense) for 2000 also included $5.6 million of income due to a reduction in reserves previously established for regulatory issues as the result of the settlement of Northern Border Pipeline's rate case.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

Operating revenues, net for the year ended December 31, 2000 were $311.0 million as compared to $298.3 million for the same period in 1999, an increase of $12.7 million (4%). Northern Border Pipeline's net operating revenues for 2000 reflect the significant terms of the rate case settlement discussed in Item 1. "Business of Northern Border Pipeline Company - FERC Regulation." Operating revenues for 1999 were determined under Northern Border Pipeline's former cost of service tariff.

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

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

SUMMARY OF CERTAIN CONTRACTUAL OBLIGATIONS

                                                                    Payments Due by Period
                                                      ---------------------------------------------------
                                                       Less Than                              After 5
                                           Total        1 Year      1-3 Years     4-5 Years     Years
                                        ------------- ------------ ------------- ------------ -----------
                                                                 (In Thousands)
                                        -----------------------------------------------------------------
1992 Series C and D Senior Notes          $143,000      $78,000       $65,000      $-          $      -
Senior Notes due 2009                      200,000            -             -       -           200,000
Senior Notes due 2021                      250,000            -             -       -           250,000
Credit Agreement                           272,000      272,000             -       -                 -
                                        ------------- ------------ ------------- ------------ -----------
Total                                     $865,000     $350,000       $65,000      $-          $450,000
                                        ------------- ------------ ------------- ------------ -----------
                                        ------------- ------------ ------------- ------------ -----------

DEBT AND CREDIT FACILITIES

In February 2002, Moodys' Investor Services, Inc. (Moodys) placed Northern Border Pipeline on credit review for a possible downgrade in credit rating. At this time, no action has been taken by Moodys. If Moodys was to issue the downgrade, TC PipeLines expects Northern Border Pipeline's credit rating to remain above investment grade.

Northern Border Pipeline had previously entered into a 1997 credit agreement (Pipeline Credit Agreement) with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $272 million term loan, both maturing in June 2002. At December 31, 2001, no amounts were outstanding under the five-year revolving credit facility. Northern Border Pipeline anticipates refinancing the Pipeline Credit Agreement in the second quarter of 2002. Northern Border Pipeline's refinancing plans are to issue $225 million of senior notes and to enter into a $175 million revolving credit facility.

At December 31, 2001, Northern Border Pipeline also had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million and Series B Notes with a principal amount of $41 million were repaid in August 2000 and August 2001, respectively. The Series C Notes with a principal amount of $78 million mature in August 2002. Northern Border Pipeline anticipates borrowing on the refinanced Pipeline Credit Agreement to repay the Series C Notes.

In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021 (2001 Pipeline Senior Notes) and in August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009 (1999 Pipeline Senior Notes). Both the 2001 Pipeline Senior Notes and the 1999 Pipeline Senior Notes were subsequently exchanged in a registered offering for notes with substantially identical terms. The indentures under which the 2001 Pipeline Senior Notes and 1999 Pipeline Senior Notes were issued do not limit the amount of unsecured debt Northern Border Pipeline may incur, but they do contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Pipeline Senior Notes and 1999 Pipeline Senior Notes were used to reduce indebtedness outstanding under the Pipeline Credit Agreement.

In November 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the planned issuance of senior notes discussed previously. The swaps were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes.

Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement, which is being refinanced in 2002. Long-term capital needs may be met through Northern Border Pipeline's ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased $21.4 million to $197.3 million for the year ended December 31, 2001, as compared to the same period in 2000, primarily due to increased earnings and positive changes in working capital. During 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to Northern Border Pipeline's rate case refunds.

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

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures of $54.7 million for the year ended December 31, 2001 included $49.0 million for Project 2000 (see Item 1. "Business of Northern Border Pipeline Company - The Northern Border Pipeline System"). For the same period in 2000, capital expenditures were $15.5 million, which included $7.4 million for Project 2000. The remaining capital expenditures for 2001 and 2000 are primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2002 are estimated to be $12 million, including $2.5 million for Project 2000. Northern Border Pipeline currently anticipates funding its 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities increased $12.0 million to $160.7 million for the year ended December 31, 2001, as compared to the same period in 2000. Distributions to partners increased $8.1 million to $143.0 million for the year ended December 31, 2001, as compared to the same period in 2000, primarily due to an increase in Northern Border Pipeline's net income. The net proceeds from the issuance of the 2001 Pipeline Senior Notes totaled approximately $247.2 million and were used for repayment of amounts borrowed under the Pipeline Credit Agreement. In August 2001 and August 2000, Northern Border Pipeline repaid its Series B and A Notes of $41 million and $66 million, respectively, primarily by borrowing under the Pipeline Credit Agreement. During the year ended December 31, 2001, Northern Border Pipeline had net repayments under the Pipeline Credit Agreement of $197.0 million, which consisted of borrowings of $136.0 million and repayments of $333.0 million. For the comparable period in 2000, Northern Border Pipeline had net borrowings of $30.0 million, which consisted of borrowings of $75.0 million and repayments of $45.0 million. For the year ended December 31, 2001, Northern Border Pipeline recognized a decrease in bank overdrafts of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate case refund checks outstanding. In September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate interest rate swap agreements upon issuance of the 2001 Pipeline Senior Notes. The swaps were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the 2001 Pipeline Senior Notes.

Cash flows used in financing activities increased $58.8 million to $148.7 million for the year ended December 31, 2000, as compared to the same period in 1999. Distributions paid to the general partners increased $7.7 million to $134.9 million for the year ended December 31, 2000 as compared to the same period of 1999 primarily due to an increase in Northern Border Pipeline's net income. For the year ended December 31, 2000, borrowings under the Pipeline Credit Agreement, which were primarily used to repay $66 million of Series A Notes, were $75 million as compared to borrowings of $90 million for the same period in 1999, which were primarily used to finance a portion of the capital expenditures for The Chicago Project, which was Northern Border Pipeline's expansion and extension project completed in December 1998. Financing activities for the year ended December 31, 1999 included $197.4 million from the issuance of the 1999 Pipeline Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of interest rate forward agreements. Payments on the Pipeline Credit Agreement were $45 million for the year ended December 31, 2000, as compared to $263 million for the same period in 1999. At December 31, 2000, Northern Border Pipeline reflected bank overdrafts of approximately $22.4 million primarily due to refund checks outstanding.

IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

On December 2, 2001, Enron filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. A number of wholly owned Enron subsidiaries also filed for Chapter 11 bankruptcy protection on or after December 2, 2001. Northern Border Pipeline has not filed for bankruptcy protection. Northern Plains, Pan Border and Northwest Border are the general partners of Northern Border Partners, which holds a 70% general partner interest in Northern Border Pipeline. Each of

Northern Plains and Pan Border are wholly owned subsidiaries of Enron, and Northwest Border is a wholly owned subsidiary of Williams. Northern Plains and Pan Border were not among the Enron companies filing for Chapter 11 protection.

The business of Enron and its subsidiaries that have filed for bankruptcy protection are currently being administered under the direction and control of the bankruptcy court. An unsecured creditors committee has been appointed in the Chapter 11 cases. The creditors committee is responsible for general oversight of the bankruptcy case, and has the power, among other things, to: investigate the acts, conduct, assets, liabilities, and financial condition of the debtor, the operation of the debtor's business and the desirability of the continuance of such business; participate in the formulation of a plan of reorganization; and file acceptances or rejections to such a plan. Factors taken into account by Enron in making its business decisions while in Chapter 11 may include decisions with respect to its investment in Northern Plains, Pan Border and Northern Border Partners, which decisions may affect Northern Border Pipeline.

CURRENT EFFECTS Enron's bankruptcy filing has had an impact on Northern Border Pipeline. At the time of the filing of the bankruptcy petition, Northern Border Pipeline had a number of contractual relationships with Enron and its subsidiaries. Northern Plains provided and continues to provide operating and administrative services for Northern Border Pipeline. Northern Plains has continued to meet its operational and administrative service obligations under the existing agreements, and Northern Border Pipeline believes Northern Plains will continue to do so.

ENA, a wholly owned subsidiary of Enron that is in bankruptcy, is a party to shipper contracts obligating ENA to pay for 3.5% of Northern Border Pipeline's capacity. Through October 31, 2002, ENA has temporarily released 1.1% of this capacity to a third party. Although this third party has filed a complaint with the FERC requesting, in effect, that its contracts be deemed terminated as a consequence of ENA's filing for bankruptcy protection, Northern Border Pipeline believes this shipper's contract will remain in effect until October 31, 2002. ENA has not assumed or rejected these contracts, but its ability to use the capacity has been suspended until it provides adequate assurance of credit support. Northern Border Pipeline estimates that it has aggregate financial exposure over the next 12 months of approximately $9 million of revenues under its firm transportation contracts with ENA (TC PipeLines' share equates to approximately $2.7 million). Northern Border Pipeline believes that failure by ENA to perform its obligations under the firm transportation contracts will not have a material adverse impact on its financial condition (see "Impact of Enron's Chapter 11 Filing on TC PipeLines' Business").

Northern Border Pipeline has retained outside counsel and TC PipeLines has been advised that Northern Border Pipeline intends to assert and file claims against ENA's bankruptcy estate related to these agreements. These claims will likely be deemed to be unsecured claims against the Enron related Chapter 11 companies. Northern Border Pipeline is uncertain regarding the ultimate amount of damages for breach of contract or other claims that it will be able to establish in the bankruptcy proceeding, and Northern Border Pipeline cannot predict the amounts that it will collect or the timing of collection. Northern Border Pipeline believes, however, that any such delay in collecting or failure to collect will not have a material adverse effect on its financial condition, and any amounts collected will not be material to Northern Border Pipeline.

Enron's filing for bankruptcy protection and the related developments have had other impacts on Northern Border Pipeline's business and management. On February 5, 2002, Arthur Andersen LLP resigned as Northern Border Pipeline's independent auditor, and Northern Border Pipeline subsequently retained KPMG LLP as its new independent auditor for the fiscal year 2001 effective as of February 11, 2002. Enron has received several requests for information from different agencies and committees of the United States House of Representatives and Senate. Some of the information requested from Enron may include information about Northern Border Pipeline. In addition, TC PipeLines is aware that the Senate Committee on Governmental Affairs has issued a subpoena to Enron requesting documents disclosing Enron's communications with the Securities and Exchange Commission (SEC) and the FERC, as well as information on compensation matters. As a result of Enron's indirect ownership interest in Northern Border Pipeline, Northern Border Pipeline has advised that it is willing to comply with the mandate of the subpoena in such a manner that may be determined by the Committee on Governmental Affairs of the Senate of the United States.

POSSIBLE EFFECTS While Northern Plains and Pan Border have not filed for Chapter 11 bankruptcy protection, they are wholly owned subsidiaries of Enron, which is in bankruptcy. It is possible that in the course of Enron's bankruptcy proceedings Enron could attempt to sell its interest in Northern Plains and/or Pan Border, or take other action with respect to its investment in Northern Border Partners. Enron could also cause Northern Plains and Pan Border to file for bankruptcy protection. Northern Border Pipeline has advised that it has had no current indication from Enron that it intends to sell all or a part of its ownership interest in Northern Plains or Pan Border or cause either of these companies to file for bankruptcy protection.

Northern Border Pipeline is managed by a four-member management committee. One representative is designated by TC PipeLines and three representatives are designated by Northern Border Partners, with each of its general partners selecting one representative. The vote among Northern Border Partners' representatives on the Northern Border Pipeline management committee is in proportion to their general partner interests in Northern Border Partners. As a result, the 70% voting interest of Northern Border Partners' three representatives is allocated 35%, 22.75% and 12.25% among Northern Plains, Pan Border and Northwest Border, respectively. If Enron were to sell all of its ownership interest in each of Northern Plains and Pan Border, the purchaser would have the right to appoint a majority of the Northern Border Pipeline management committee and control the activities of Northern Border Pipeline, except for those activities requiring a unanimous vote, which include changes to Northern Border Pipeline's cash distribution policy, certain expansions and extensions of the Northern Border pipeline system, some transfers of general partner interests and settlement of rate cases.

If Northern Plains and Pan Border were to file for bankruptcy protection, Northern Border Partners' Partnership Agreement provides that they would automatically be deemed to have withdrawn as general partners of Northern Border Partners. It is possible that the enforceability of the automatic withdrawal provisions in this partnership agreement may be challenged. The success and impact of a challenge are unknown. Upon the occurrence of such an event of withdrawal, the remaining general partner of Northern Border Partners, would have the right to purchase the withdrawing partners' general partnership interests. Should the remaining general partner elect not to purchase these general partnership interests, the limited partners of Northern Border Partners would have the right to elect new general partners. In either event, the party acquiring the general partner interests currently held by Northern Plains and Pan Border would have the right to appoint a majority of the Northern Border Pipeline management committee and control the activities of Northern Border Pipeline, except for those activities requiring a unanimous vote.

Northern Plains also serves as operator of the Northern Border pipeline system. If Northern Plains were to file for bankruptcy protection, it could potentially be removed as operator. Northern Border Pipeline's 1997 credit agreements provide that an event of default would occur if Northern Plains was replaced as operator without the consent of the lenders.

Other than the complaint against Northern Border Pipeline filed with the FERC by the shipper with temporarily released capacity, Northern Border Pipeline has advised that it is currently not aware of any claims made against Northern Border Pipeline that arise out of the Enron bankruptcy cases.

IMPACT OF ENRON'S CHAPTER 11 FILING ON TC PIPELINES'S BUSINESS

Based on currently available information, TC PipeLines does not expect the impact of Enron's bankruptcy protection filing on Northern Border Pipeline to have a material impact on the business or financial condition of TC PipeLines. TC PipeLines' 30% share of Northern Border Pipeline's aggregate financial exposure over the next 12 months under Northern Border Pipeline's firm transportation contracts with ENA equates to $2.7 million (see "Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business").

TC PipeLines plans to continue to monitor developments at Enron and to continue to assess any impact of Enron's Chapter 11 proceedings on Northern Border Pipeline in light of Northern Border Pipeline's existing agreements and relationships with Enron and its subsidiaries, and to take all appropriate action to protect the interests of TC PipeLines and its unitholders.

OUTLOOK

Northern Border Pipeline will continue to focus on the safe, efficient, and reliable operations and the further development of the Northern Border pipeline system. Northern Border Pipeline intends to maintain its position as a low cost transporter of Canadian natural gas to the midwestern, U.S. and provide highly valued services to Northern Border Pipeline's customers. Growth is expected to occur primarily in market areas Northern Border Pipeline serves through incremental projects supported by long-term contracts. Project 2000, Northern Border Pipeline's recently completed extension into Indiana, is a good example of the kinds of growth projects Northern Border Pipeline expects to pursue. This project, completed on time and well under budget, connects Northern Border Pipeline directly to a large Chicago-area gas distribution company, (Northern Indiana Public Service Company) and to industrial gas consumers in northern Indiana. Northern Border Pipeline also intends to continue to expand the marketing of new services to meet its customers' needs. Depending on natural gas prices and natural gas development activities, selected opportunities to connect new sources of supply to the Northern Border pipeline system may arise. Northern Border Pipeline is currently working with producers and marketers to develop the contractual support for a new pipeline project, the Bison Pipeline, to connect the coal bed methane reserves in the Powder River Basin to markets served by Northern Border Pipeline.

In 2002, Northern Border Pipeline will begin contract extension discussions with its customers for contracts that will expire prior to November 1, 2003, which represents approximately 42% of the Northern Border pipeline system capacity. Similar to other industries, the value of capacity on interstate pipelines is driven by supply and demand conditions. In particular, the relationship between natural gas prices in Canada and prices in the midwestern U.S. markets will determine the underlying value of transportation. This relationship, and natural gas markets overall, has been volatile of late, which is also an important factor in contracting for firm transportation capacity. Under Northern Border Pipeline's FERC tariff, Northern Border Pipeline may concurrently solicit bids for available capacity from other parties subject to the existing customer's rights to match the best offer. Northern Border Pipeline can begin this process during a period that extends from 6 to 18 months before the termination date of the contract. The commencement of any bidding process will be dependent upon the progress of negotiations and the market conditions affecting the value of transportation on the pipeline. Based on current conditions, contracts for service on the Northern Border pipeline system may require discounts from maximum transportation rates established in Northern Border Pipeline's tariff and/or shorter duration than its existing contract portfolio. Additionally, Northern Border Pipeline may enter into negotiated rate contracts involving charges established on the basis of Canadian-midwestern U.S. natural gas price differentials or other factors.

RESULTS OF OPERATIONS OF TUSCARORA GAS TRANSMISSION COMPANY

IN THE FOLLOWING DISCUSSION OF THE RESULTS OF TUSCARORA, ALL AMOUNTS REPRESENT 100% OF THE OPERATIONS OF TUSCARORA, IN WHICH THE PARTNERSHIP HAS HELD A 49% INTEREST SINCE SEPTEMBER 1, 2000.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

Revenues generated by Tuscarora increased to $21.3 million for the year ended December 31, 2001 compared to $19.4 million in 2000 due to the Hungry Valley lateral which was placed into service in January 2001.

Tuscarora incurred costs and expenses of $2.6 million for the year ended December 31, 2001 compared to $2.4 million for the year ended December 31, 2000.

Tuscarora recorded depreciation of $4.6 million and $4.4 million for the years ended December 31, 2001 and 2000, respectively.

Tuscarora reported financial charges of $6.1 million and $6.0 million for the years ended December 31, 2001 and 2000, respectively.

Tuscarora reported other income of $0.3 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

Revenue generated by Tuscarora was $19.4 million and $19.3 million for the years ended December 31, 2000 and 1999, respectively.

For the year ended December 31, 2000, Tuscarora incurred costs and expenses of $2.4 million compared to $2.9 million in 1999. The decrease in costs and expenses is primarily due to the capitalization of labor costs relating to the construction of the Hungry Valley lateral and lower property taxes.

Tuscarora recorded depreciation of $4.4 million for each of the years ended December 31, 2000 and 1999.

Tuscarora recorded financial charges of $6.0 million and $6.2 million for the years ended December 31, 2000 and 1999, respectively.

Tuscarora recorded other income of $0.2 million for each of the years ended December 31, 2000 and 1999.

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

In November 2001 and January 2002, Tuscarora entered into forward starting interest rate swaps with notional amounts of $10 million and $8 million, respectively, related to the planned issuance of Series C Senior Secured Notes. The swaps were settled on February 15, 2002 for net proceeds of approximately $0.2 million. The swaps were entered into to hedge the fluctuations in treasury rates and spreads between the execution date of the swaps and the issuance date of the Series C Senior Secured Notes.

On January 4, 2002, Tuscarora entered into a credit agreement with a third party for a $5 million, 364-day revolving credit facility which bears interest at either the LIBOR rate plus 1% or the prime rate.

On March 15, 2002, Tuscarora issued Series C Senior Secured Notes in the amount of $10 million. These notes bear interest at 6.89% and are due in 2012. The proceeds from these notes will be used to finance the construction of Tuscarora's expansion project.

Short-term liquidity needs will be met by operating cash flows and through the credit agreement discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased to $13.4 million for the year ended December 31, 2001 compared to $10.7 million in 2000. This increase is due to increased earnings and a decrease in working capital.

Cash flows provided by operating activities for the year ended December 31, 1999 were $10.7 million.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased to $10.2 million for the year ended December 31, 2001 compared to $3.7 million for the same period in 2000. This increase is due to capital expenditures incurred in 2001 relating to the construction of the Hungry Valley lateral and Tuscarora's expansion project.

Net cash used in investing activities increased to $3.7 million for the year ended December 31, 2000 compared to $0.7 million in 1999 due to capital expenditures incurred in 2000 relating to construction of the Hungry Valley lateral.

CASH FLOWS FROM FINANCING ACTIVITIES

For the years ended December 31, 2001, 2000 and 1999 Tuscarora made debt repayments of $4.2 million, $3.6 million and $2.8 million, respectively.

On December 19, 2000, Tuscarora issued Series B Senior Secured Notes in the amount of $8.0 million. These notes bear interest at 7.99% and are due in 2010. The proceeds from these notes were used to finance the construction of the Hungry Valley lateral.

Tuscarora paid cash distributions of $5.0 million, $5.3 million and $8.5 million to its general partners for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in cash distributions in 2001 compared to 2000 is due to the timing of implementation of the cash distribution policy. The decrease in cash distributions in 2000 compared to 1999 is due to an increase in the amount of cash used to fund capital expenditures relating to the Hungry Valley lateral.

NEW ACCOUNTING PRONOUNCEMENTS

In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Partnership did not enter into any business combinations subsequent to June 30, 2001.

SFAS No. 142 modifies the accounting and reporting of goodwill and intangible assets. It requires entities to discontinue the amortization of goodwill, reallocate goodwill among its reporting segments and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Subsequent to the initial adoption, goodwill must be tested for impairment annually or more frequently if circumstances indicate a possible impairment. For goodwill and intangible assets on the balance sheet at June 30, 2001, the provisions of SFAS No. 142 must be applied to fiscal years beginning after December 15, 2001. At December 31, 2001, the Partnership's balance sheet does not include any goodwill.

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. The Partnership is in the process of evaluating the application of this pronouncement on its investments in Northern Border Pipeline and Tuscarora.

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

RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

A number of statements made or incorporated by reference by TC PipeLines, in this Form 10-K filing made with the SEC, are forward-looking and relate to, among other things, anticipated financial performance, business prospects, strategies, market forces and commitments. Much of this information appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations" found herein. Forward-looking information typically contains statements with words such as "anticipate," "believe," "estimate," "expect," "plan," "target" or similar words suggesting future outcomes. By its nature, such forward-looking information is subject to various risks and uncertainties, which could cause TC PipeLines' actual results and experience to differ materially from the anticipated results or other expectations expressed in this Form 10-K. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-K, and TC PipeLines undertakes no obligation to update publicly or revise any forward-looking information, whether as a result of new information, future events or otherwise.

RISK FACTORS

TC PIPELINES MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FROM OPERATIONS TO PAY THE MINIMUM QUARTERLY DISTRIBUTION ON THE COMMON UNITS EVERY QUARTER

The actual amount of cash TC PipeLines has available to pay the minimum quarterly distribution will depend upon numerous factors relating to each of TC PipeLines', Northern Border Pipeline's and Tuscarora's business, some of which are beyond the control of TC PipeLines or the general partner, including:

     o the tariff and transportation charges collected by Northern Border Pipeline and Tuscarora for transportation services on their pipeline systems;

     o the amount of cash distributed to TC PipeLines by Northern Border Pipeline and Tuscarora;

     o the amount of cash set aside and the adjustment in reserves made by the general partner at its discretion;

     o the amount of cash required to be contributed by TC PipeLines to either Northern Border Pipeline or Tuscarora in the future;

     o    required principal and interest payments on TC PipeLines debt;

     o    the cost of acquisitions, including related debt service payments;

     o    TC PipeLines' issuance of debt and equity securities;

     o    pipelines competing with Northern Border Pipeline and Tuscarora;

     o increases in Northern Border Pipeline's and Tuscarora's maintenance and operating costs;

     o payment defaults of shippers, including affiliates of Enron, on Northern Border's pipeline system and payment defaults of shippers on Tuscarora's pipeline system; and

     o    expansion costs related to these systems.

CASH DISTRIBUTIONS ARE DEPENDENT PRIMARILY ON TC PIPELINES' CASH FLOW, FINANCIAL RESERVES AND WORKING CAPITAL BORROWINGS

Cash distributions are not dependent solely on TC PipeLines' profitability, which is affected by non-cash items. Therefore, TC PipeLines may make cash distributions during periods when losses are recorded and may not make cash distributions during periods when profits are recorded.

TC PIPELINES DOES NOT PRESENTLY HAVE SUFFICIENT STAND-ALONE MANAGEMENT RESOURCES TO OPERATE WITHOUT SERVICES PROVIDED BY TRANSCANADA

TransCanada provides all of TC PipeLines' management resources. Further, TC PipeLines would not be able to evaluate potential acquisitions and successfully complete acquisitions without TransCanada's resources.

NORTHERN BORDER PIPELINE'S AND TUSCARORA'S INDEBTEDNESS MAY LIMIT THEIR ABILITY TO BORROW ADDITIONAL FUNDS, MAKE DISTRIBUTIONS TO TC PIPELINES OR CAPITALIZE ON BUSINESS OPPORTUNITIES

Northern Border Pipeline is prohibited from making cash distributions during an event of default under its indebtedness. Provisions in Northern Border Pipeline's indebtedness limit its ability to incur indebtedness and engage in specific transactions which could reduce its ability to capitalize on business opportunities that arise in the course of its business. Tuscarora is prohibited from making cash distributions during an event of default under its indebtedness. Under Tuscarora's indebtedness, Tuscarora has granted a security interest in certain of its transportation contracts, which are available to noteholders during an event of default. Any future refinancing of their existing indebtedness or any new indebtedness could have similar or greater restrictions.

IF TC PIPELINES IS UNABLE TO MAKE ACQUISITIONS ON ECONOMICALLY AND OPERATIONALLY ACCEPTABLE TERMS, EITHER FROM THIRD PARTIES OR TRANSCANADA, TC PIPELINES' FUTURE FINANCIAL PERFORMANCE WILL BE LIMITED TO PARTICIPATION IN NORTHERN BORDER PIPELINE AND TUSCARORA

Future acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, TC PipeLines may be required to secure additional financing. Additional financing may not be available to TC PipeLines on acceptable terms.

MAJORITY CONTROL OF THE NORTHERN BORDER PIPELINE MANAGEMENT COMMITTEE BY AFFILIATES OF ENRON MAY LIMIT TC PIPELINES' ABILITY TO INFLUENCE NORTHERN BORDER PIPELINE

TC PipeLines owns a 30% general partner interest in Northern Border Pipeline. The remaining 70% general partner interest in Northern Border Pipeline is owned by Northern Border Partners, a publicly traded limited partnership, which is not affiliated with TC PipeLines. The general partners of Northern Border Partners are Northern Plains and Pan Border, both subsidiaries of Enron, and Northwest Border, a subsidiary of The Williams Companies. Except as to any matters requiring unanimity, such as significant expansions or extensions to the pipeline system, the acceptance of rate cases and changes to, or suspensions of, the cash distribution policy, management committee members designated by subsidiaries of Enron have the power to approve a particular matter requiring a majority vote despite the fact that TC PipeLines' representative may vote against the project or other matter. Conversely, with respect to any matter requiring a majority vote, management committee members designated by subsidiaries of Enron may disapprove a particular matter despite the fact that TC PipeLines' representative may vote in favor of that matter.

NORTHERN PLAINS NATURAL GAS COMPANY MAY NOT BE ABLE TO CONTINUE TO EFFICIENTLY OPERATE OR MAY BE FORCED TO CEASE TO OPERATE NORTHERN BORDER PIPELINE

Since Northern Plains is a wholly owned subsidiary of Enron it depends on Enron and some of its affiliates for some of the administrative services Northern Plains provides to Northern Border Pipeline. Potential further developments in the Enron situation may cause Northern Plains to be unable to provide a sufficient level of services or any services as operator. Any interruption of services may have a significant impact on the operations of Northern Border Pipeline and Northern Border Pipeline may not be able to transition to a new operator in a timely and efficient manner.

THE IRS COULD TREAT TC PIPELINES AS A CORPORATION, WHICH WOULD SUBSTANTIALLY REDUCE THE CASH AVAILABLE FOR DISTRIBUTION TO UNITHOLDERS

Current law may change so as to cause TC PipeLines to be taxable as a corporation for federal income tax purposes or otherwise to be subject to entity-level taxation. The partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects TC PipeLines to taxation as a corporation or otherwise subjects TC PipeLines to entity-level taxation for federal, state or local income tax purposes, then specified provisions of the partnership agreement relating to distributions will be subject to change, including a decrease in distributions to reflect the impact of that law on TC PipeLines.

NORTHERN BORDER PIPELINE AND TUSCARORA ARE EXTENSIVELY REGULATED BY THE FERC

If the FERC requires that Northern Border Pipeline's or Tuscarora's tariff be changed, Northern Border Pipeline's or Tuscarora's cash flow may be adversely affected.

IF NORTHERN BORDER PIPELINE OR TUSCARORA DO NOT MAINTAIN OR INCREASE THEIR RESPECTIVE RATE BASES BY SUCCESSFULLY COMPLETING FERC-APPROVED PROJECTS, THE AMOUNT OF REVENUE ATTRIBUTABLE TO THE RETURN ON THE RATE BASE THEY COLLECT FROM THEIR SHIPPERS WILL DECREASE OVER TIME

The Northern Border and Tuscarora pipeline systems are generally allowed to collect from their customers a return on their assets or "rate base" as reflected in their financial records as well as recover that rate base through depreciation. The amount they may collect from customers decreases as the rate base declines as a result of, among other things, depreciation and amortization. In order to avoid a reduction in the level of cash available for distributions to its partners based on its current FERC-approved tariff, each of these pipelines must maintain or increase its rate base through projects that maintain or add to existing pipeline facilities. These projects will depend upon many factors including:

     o    sufficient demand for natural gas;

     o    an adequate supply of proved natural gas reserves;

     o    available capacity on pipelines that connect with these pipelines;

     o    the execution of natural gas transportation contracts;

     o the approval of any expansion or extension of the pipeline systems by their respective management committees, or in some cases, a ruling from an arbitrator;

     o    obtaining financing for these projects; and

     o    receipt and acceptance of necessary regulatory approvals.

Northern Border Pipeline's and Tuscarora's ability to complete these projects is also dependent on numerous business, economic, regulatory, competitive and political uncertainties beyond its control, and neither Northern Border Pipeline nor Tuscarora may be able to complete these projects.

IF ANY SHIPPER FAILS TO PERFORM ITS CONTRACTUAL OBLIGATIONS, NORTHERN BORDER PIPELINE'S OR TUSCARORA'S RESPECTIVE CASH FLOWS AND FINANCIAL CONDITION COULD BE ADVERSELY IMPACTED

If any shipper fails to perform its contractual obligations, Northern Border Pipeline's or Tuscarora's cash flows and financial condition could be adversely impacted. As a result, the cash available for distribution by TC PipeLines to unitholders could be reduced.

As of December 31, 2001, the five largest shippers on the Northern Border pipeline system accounted for approximately 48% of contracted capacity. ENA has 3.5% of the firm capacity on the Northern Border pipeline system. Since November 2001, ENA has not made scheduled payments pursuant to these firm contracts and may not be able to resume these payments. Northern Border Pipeline may not be able to re-contract any or a portion of the firm capacity held by ENA on a short-term or long-term basis. Sierra Pacific Power is Tuscarora's largest shipper, accounting for 94% of Tuscarora's contracted capacity.

THE LONG-TERM FINANCIAL CONDITIONS OF NORTHERN BORDER PIPELINE AND TUSCARORA AND AS A RESULT, OF TC PIPELINES, ARE DEPENDENT ON THE CONTINUED AVAILABILITY OF WESTERN CANADIAN NATURAL GAS FOR IMPORT INTO THE UNITED STATES

The development of additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with Northern Border's and Tuscarora's pipeline systems. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies. While substantially all of Northern Border Pipeline's and Tuscarora's capacity is contractually committed through 2003 and 2015, respectively, if the availability of western Canadian natural gas were to decline over these periods, existing shippers may be unlikely to extend their contracts. In addition, Northern Border Pipeline or Tuscarora may be unable to find replacement shippers for lost capacity. Northern Border Pipeline may not be able to replace its long-term contracts covering approximately 42% of its capacity that expire in October of 2003 with long term contracts under similarly attractive economic terms. Additional natural gas reserves may not be developed in commercial quantities and in sufficient amounts to fill the capacities of each of the Northern Border or Tuscarora pipeline systems.

NORTHERN BORDER PIPELINE'S AND TUSCARORA'S BUSINESS DEPENDS IN PART ON THE LEVEL OF DEMAND FOR WESTERN CANADIAN NATURAL GAS IN THE MARKETS THE PIPELINE SYSTEMS SERVE

The volumes of natural gas delivered to these markets from other sources affect the demand for both western Canadian natural gas and use of these pipeline systems. Demand for western Canadian natural gas also influences the ability and willingness of shippers to use the Northern Border and Tuscarora pipeline systems to meet the demand that these pipeline systems serve.

Natural gas is also produced in the United States and transported by competing unaffiliated pipeline systems to the same destinations as natural gas transported by the Northern Border and Tuscarora pipeline systems. Because of the highly competitive nature of the natural gas transmission business, Northern Border Pipeline and Tuscarora may not be able to maintain existing customers or acquire new customers when the current shipper contracts expire. For a discussion regarding contract profiles see Item 1. "Business of Northern Border Pipeline Company - Shippers" and Item 1. "Business of Tuscarora Gas Transmission Company- The Tuscarora Pipeline System"

NORTHERN BORDER PIPELINE'S AND TUSCARORA'S OPERATIONS ARE REGULATED BY FEDERAL AND STATE AGENCIES RESPONSIBLE FOR ENVIRONMENTAL PROTECTION AND OPERATIONAL SAFETY

TC PipeLines believes that these operations comply in all material respects with applicable environmental and safety regulations. However, risks of substantial costs and liabilities are inherent in pipeline operations and each of Northern Border Pipeline and Tuscarora may incur substantial costs and liabilities in the future as a result of stricter environmental and safety laws, regulations and enforcement policies and claims for personal or property damages resulting from Northern Border Pipeline's or Tuscarora's operations. If either Northern Border Pipeline or Tuscarora, as applicable, was not able to recover these costs, cash distributions to TC PipeLines' unitholders could be adversely affected.

Northern Border Pipeline's and Tuscarora's operations are subject to operational hazards and unforeseen interruptions, including natural disasters, adverse weather, accidents or other events beyond its control. A casualty occurrence might result in a loss of equipment or life, as well as injury and extensive property or environmental damage.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines' interest rate exposure results from its Revolving Credit Facility which is subject to variability in LIBOR interest rates. If LIBOR interest rates change by one percent compared to the rates in effect as of December 31, 2001, annual interest expense would change by approximately $0.2 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2001.

The Partnership's market risk sensitivity is also influenced by and reflects the same factors that influence Northern Border Pipeline.

Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. As of December 31, 2001, approximately 69% of Northern Border Pipeline's debt portfolio was in fixed rate debt.

If average interest rates change by one percent compared to rates in effect as of December 31, 2001, Northern Border Pipeline's annual interest expense would change by approximately $2.7 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2001.

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

NAME                           AGE AS OF DECEMBER                     POSITION WITH GENERAL PARTNER
                                    31, 2001                             AS OF DECEMBER 31, 2001
Ronald J. Turner                       48               President, Chief Executive Officer and Director
Russell K. Girling                     39               Chief Financial Officer and Director
Paul F. MacGregor                      44               Vice-President, Business Development
Donald R. Marchand                     39               Vice-President and Treasurer
Gary G. Penrose                        59               Vice-President, Taxation
Theresa Jang                           37               Controller
Rhondda E.S. Grant                     44               Secretary
Robert A. Helman                       67               Independent Director
Jack F. Jenkins-Stark                  50               Independent Director
David L. Marshall                      62               Independent Director
Albrecht W.A. Bellstedt                52               Director
Dennis J. McConaghy                    49               Director

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

Mr. Girling was appointed Chief Financial Officer and a director of the general partner in April 1999. Mr. Girling's principal occupation is Executive Vice-President and Chief Financial Officer of TransCanada, a position he has held since June 2000. From July 1999 until June 2000, Mr. Girling was Senior Vice-President and Chief Financial Officer of TransCanada. From January 1999 until July 1999, Mr. Girling was Vice-President, Finance of TransCanada. From July 1998 until January 1999, Mr. Girling was Executive Vice-President, Power (TransCanada Energy Ltd.). From October 1995 until July 1998, Mr. Girling was Senior Vice-President, North American Power (TransCanada Energy Ltd.). Mr. Girling is a director and chairman of the board of directors of the general partner of TransCanada Power, L.P., a Canadian limited partnership. Mr. Girling is also a director of NOVA Gas Transmission Ltd.

Mr. MacGregor was appointed Vice-President, Business Development of the general partner in April 1999. Mr. MacGregor's principal occupation is Vice-President, Eastern Business Development of TransCanada, a position he has held since September 1999. From July 1998 until September 1999, Mr. MacGregor was Vice-President, North American Pipeline Investments for TransCanada's Transmission division. From 1997 until July 1998, Mr. MacGregor was a Vice-President of Alberta Natural Gas Company Ltd. (energy services), a former subsidiary of TransCanada which has since merged into TransCanada.

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

Mr. Penrose was appointed Vice-President, Taxation of the general partner in April 1999. Mr. Penrose's principal occupation is Vice-President, Taxation of TransCanada, a position he has held since February 1997. From August 1992 until February 1997, Mr. Penrose was General Manager, Taxation of TransCanada. Mr. Penrose is also a director of TransCanada Hungary Liquidity Management Limited Liability Company.

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

Mr. Helman was appointed a director of the general partner in July 1999. Mr. Helman has been a partner of Mayer, Brown, Rowe & Maw (law firm) since 1967. Mayer, Brown, Rowe & Maw provides, legal services on U.S. related matters to TransCanada, the parent of the general partner. Mayer, Brown, Rowe & Maw also provides limited legal services to the general partner on behalf of the Partnership solely relating to matters arising from Enron's voluntary petition for bankruptcy protection. Mr. Helman also serves as a director of Brambles USA, Inc., Dreyers Grand Ice Cream, Inc., Northern Trust Corporation and The Northern Trust Company.

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

Mr. Bellstedt was appointed a director of the general partner in December 2001. Mr. Bellstedt's principal occupation is Executive Vice-President, Law and General Counsel of TransCanada, a position he has held since June 2000. From April 2000 until June 2000, Mr. Bellstedt was Senior Vice-President, Law and General Counsel of TransCanada. From August 1999 until April 2000, Mr. Bellstedt was Senior Vice-President, Law and Administration of TransCanada. From February 1999 until August 1999, Mr. Bellstedt was Senior Vice-President, Law and Chief Compliance Officer of TransCanada. Prior to February 1999, Mr. Bellstedt was a partner of Fraser Milner, a Canadian law firm.

Mr. McConaghy was appointed a director of the general partner in December 2000. Mr. McConaghy's principal occupation is Executive Vice-President, Gas Development of TransCanada, a position he has held since May 2001. From October 2000 until May 2001, Mr. McConaghy was Senior Vice-President, Business Development of TransCanada. From June 2000 until October 2000, Mr. McConaghy was Senior Vice-President, Midstream/Divestments of TransCanada. From July 1998 until June 2000, Mr. McConaghy was Vice-President, Corporate Strategy and Planning of TransCanada. From May 1996 until July 1998, Mr. McConaghy was Vice-President, Strategy and Corporate Development, NOVA Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes certain information regarding the annual salary of Ronald J. Turner, the President and Chief Executive Officer of the general partner of the Partnership since December 2000, for the years ended December 31, 2001 and 2000 paid by TransCanada, parent company of the general partner. Mr. Turner is an employee of TransCanada. TC PipeLines reimburses TransCanada for the services contributed to its operations by Mr. Turner.

                                                                 -------------------------------------------
                                                                     Annual TransCanada Base Salary (1)
------------------------------------------------------- -------- -------------------------------------------
                                                                                      United States Dollar
Name and Principal Position                              Year     Canadian Dollars       Equivalent (2)
------------------------------------------------------- -------- -------------------- ----------------------
Ronald J. Turner                                         2001          412,503               259,000
     President and Chief Executive Officer               2000          309,660               206,500
------------------------------------------------------- -------- -------------------- ----------------------

(1) Annualized base salary paid by parent of general partner. Based on services provided, approximately 10% of this base salary is allocated to the Partnership.

(2) The compensation of the Chief Executive Officer of the general partner is paid by TransCanada in Canadian dollars. The United States dollar equivalents have been calculated using the applicable December 31, 2001 and 2000 noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes of 0.6279 and 0.6669, respectively, as reported by the Federal Reserve Bank of New York.

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

The Audit and Compensation Committee of the Board of Directors, to April 25, 2001, and subsequently the Board of Directors of the general partner of TC PipeLines did not during the last completed fiscal year make any determination with respect to the compensation of the Partnership's executive officers. The executive officer's salaries are determined on a competitive and market basis by the parent company of the general partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the voting securities of the Partnership as of March 11, 2002 by the general partner's directors, officers and certain beneficial owners. Officers of the general partner own shares of TransCanada, which in the aggregate amount to less than 1% of TransCanada's issued and outstanding shares. Other than as set forth below, no person is known by the general partner to own beneficially more than 5% of the voting securities of the Partnership.

------------------------------------------------------------------------------------------------------------------------
                                                        Amount and Nature of Beneficial Ownership
                                                 ----------------------------------------------------
           Name and Business Address                   Common Units             Subordinated Units
------------------------------------------------------------------------------------------------------    Percentage of
                                                 Number of Units  Percent    Number of Units  Percent     Interest for
                                                                  of Class                    of Class    all Units (1)
------------------------------------------------------------------------------------------------------------------------
TC PipeLines GP, Inc. (2)(3)                                 -        -          2,809,306       100           16.1
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
TransCan Northern Ltd. (2)                           2,800,000      19.1                 -        -            16.0
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
Goldman, Sachs Group Inc. (4)                        1,917,494      13.1                 -        -            11.0
    85 Broad Street
    New York, New York     10004
------------------------------------------------------------------------------------------------------------------------
Robert A. Helman (5)                                    10,653        *                  -        -             *
    190 S. LaSalle Street
    Chicago, Illinois     60603
------------------------------------------------------------------------------------------------------------------------
Jack F. Jenkins-Stark (6)                                2,653        *                  -        -             *
    1010 Atlantic Avenue
    Alameda, California     94501
------------------------------------------------------------------------------------------------------------------------
David L. Marshall (7)                                    2,253        *                  -        -             *
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
Ronald J. Turner                                             -        -                  -        -             -
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
Directors and Executive Officers as a                   15,559        *                  -        -             *
    Group (8)(9) (12 persons)
------------------------------------------------------------------------------------------------------------------------

(1) A total of 17,500,000 common and subordinated units are issued and outstanding.

(2) TC PipeLines GP, Inc. and TransCan Northern Ltd. are wholly owned subsidiaries of TransCanada.

(3) TC PipeLines GP, Inc. owns an aggregate 2% general partner interest of TC PipeLines.

(4) As reported on a schedule 13G/A filed on February 14, 2002, the Goldman Sachs Group, Inc. (GS Group) and Goldman, Sachs & Co. (Goldman Sachs) each disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which Goldman Sachs or employees of Goldman Sachs have voting or investment discretion, or both and (ii) certain investment entities, of which a subsidiary of GS Group or Goldman Sachs is the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than GS Group, Goldman Sachs or their affiliates.

(5) 10,000 units are held by Bank of Oklahoma N.A., trustee for Mayer, Brown, Rowe & Maw Savings Plan FBO Robert A. Helman and 653 units are held directly by Mr. Helman.

(6)  2,653 units are held by the Jenkins-Stark Family Trust dated June 16, 1995.

(7)  2,253 units are held directly by Mr. Marshall.

(8) With the exception of the 3 named directors above, none of the other directors and executive officers hold any units of TC PipeLines.

(9) Ronald J. Turner holds 188,931 options and 13,684 shares of TransCanada; Russell K. Girling holds 212,662 options and 7,665 shares of TransCanada; Albrecht W.A. Bellstedt holds 173,750 options and 10,574 shares of TransCanada and Dennis J. McConaghy holds 128,624 options and 8,179 shares of TransCanada. The directors and executive officers as a group hold 923,700 options and 48,178 shares of TransCanada.

*    Less than 1%.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of the common units, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of the common units with the SEC and the Nasdaq Stock Market. Officers, directors and greater than 10% unitholders are required by SEC regulation to furnish the Partnership with copies of all such forms that they file.

Except as set forth below, based solely on the Partnership's review of the copies of such reports received by the Partnership and on written representations by certain reporting persons that no reports on Form 5 were required, the Partnership believes that during the fiscal year ended December 31, 2001 all Section 16(a) filing requirements applicable to its officers, directors and holders of 10% or more of its common units were complied with in a timely manner. The Form 3 required to be filed by Mr. Stephen Clark within 10 days of his appointment as an officer of the general partner on January 25, 2001 and the Form 4 confirming his resignation as of October 1, 2001 were filed late on March 5, 2001 and March 15, 2002, respectively, due to a clerical error.

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

The Partnership does not have any employees. The management and operating functions are provided by the general partner. The general partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The partnership agreement provides that the general partner will, in its sole discretion, determine the expenses that are allocable to the Partnership in any reasonable manner determined by it. Total costs reimbursed to the general partner by the Partnership were approximately $0.5 million for the year ended December 31, 2001. Such costs include, (i) personnel costs (such as salaries and employee benefits), (ii) overhead costs (such as office space and equipment) and
(iii) out-of-pocket expenses related to the provision of services to the Partnership.

On May 28, 2001, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary. At December 31, 2001, the Partnership had no amount outstanding under the TransCanada Credit Facility.

On September 1, 2000, TC PipeLines, based on the approval of a committee comprised of its independent directors, acquired a 49% general partner interest in Tuscarora. The Partnership acquired this asset from TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada, for a purchase price of $28.0 million. The Partnership borrowed $24.5 million from the Revolving Credit Facility (see Item
7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of TC PipeLines, LP - General") to fund a portion of the purchase price. The remainder of the purchase price was funded with cash on hand.

Mr. Helman, a director of the general partner of the Partnership, is a partner of the law firm of Mayer, Brown, Rowe & Maw, which provides legal services on U.S. related matters to TransCanada, the parent of the general partner. Mayer, Brown, Rowe & Maw also provides limited legal services to the general partner on behalf of the Partnership solely relating to matters arising from Enron's voluntary petition for bankruptcy protection.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedules The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1.

     (3)  Exhibits

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

    *4.1  Indenture, dated as of August 17, 1999 between Northern Border
          Pipeline Company and Bank One Trust Company, NA, successor to The
          First National Bank of Chicago, as trustee (Exhibit 4.1 to Northern
          Border Pipeline Company, Form S-4 Registration Statement,
          Registration No. 333-88577).

    *4.2  Indenture, Assignment and Security Agreement dated December 21,
          1995 between Tuscarora Gas Transmission Company and Wilmington
          Trust Company, as trustee (Exhibit 99.1 to TC PipeLines, LP's Form
          10-Q, quarter ended September 30, 2000).

    *4.3  Indenture dated September 17, 2001, between Northern Border
          Pipeline Company and Bank One Trust Company, N.A. (Exhibit 4.2 to
          Northern Border Pipeline Company, Form S-4 Registration Statement,
          Registration No. 333-73282).

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

 *10.3.3  Ninth Supplement Amending Northern Border Pipeline Company General
          Partnership Agreement dated July 16, 2001 by and among Northern
          Border Intermediate Limited Partnership and TC PipeLines
          Intermediate Limited Partnership (Exhibit 10.37 to Northern Border
          Pipeline Company, Form S-4 Registration Statement, Registration No.
          333-73282).

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

   *10.5 Renewal of U.S. $40,000,000 Two Year Revolving Credit Facility between TC PipeLines, LP, as borrower, and TransCanada PipeLines
          USA Ltd., as lender dated May 28, 2001 (Exhibit 1 to TC PipeLines,
          LP's Form 10-Q, June 30, 2001).

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

EXHIBIT NO.           DESCRIPTION

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

EXHIBIT NO.           DESCRIPTION

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

EXHIBIT NO.           DESCRIPTION

  *10.39 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron North America
          Corp., dated October 29, 2001 (Exhibit 10.38 to Northern Border
          Pipeline Company, Form S-4 Registration Statement, Registration No.
          333-73282).

   *10.40 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron North America
          Corp., dated October 29, 2001 (Exhibit 10.35 to Northern Border
          Pipeline Company, 2001 Form 10-K, Registration No. 333-88577).

    21.1  Subsidiaries of the Registrant

*Indicates exhibits incorporated by reference.

     (b) The Registrant filed the following reports on Form 8-K during the fourth quarter of 2001:

          A report on Form 8-K was filed on December 3, 2001 stating that based on currently available information, the recent downgrading of Enron's credit ratings and other events involving Enron, should not have a material adverse impact on the Partnership's financial condition.

     (c)  None.

     (d)  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2002.

                                      TC PIPELINES, LP
                                      (A Delaware Limited Partnership)
                                      by its general partner,
                                      TC PipeLines GP, Inc.

                                           /s/ Ronald J. Turner
                                      By:  ------------------------------------
                                           Ronald J. Turner
                                           President and Chief Executive Officer
                                           TC PipeLines GP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       SIGNATURE                                   TITLE                              DATE

/s/ Ronald J. Turner
----------------------------
Ronald J. Turner                    President and Chief Executive Officer
                                    and Director (Principal Executive Officer)    March 29, 2002


/s/ Russell K. Girling
----------------------------
Russell K. Girling                  Chief Financial Officer
                                    and Director (Principal Financial Officer)    March 29, 2002


/s/ Theresa Jang
----------------------------
Theresa Jang                        Controller (Principal Accounting Officer)     March 29, 2002


/s/ Albrecht W. A. Bellstedt
----------------------------
Albrecht W. A. Bellstedt            Director                                      March 29, 2002


/s/ Dennis J. McConaghy
----------------------------
Dennis J. McConaghy                 Director                                      March 29, 2002


/s/ Robert A. Helman
----------------------------
Robert A. Helman                    Director                                      March 29, 2002


/s/ Jack F. Jenkins-Stark
----------------------------
Jack F. Jenkins-Stark               Director                                      March 29, 2002


/s/ David L. Marshall
----------------------------
David L. Marshall                   Director                                      March 29, 2002


                               TC PIPELINES, LP
                         INDEX TO FINANCIAL STATEMENTS

                                                                             PAGE NO.
FINANCIAL STATEMENTS OF TC PIPELINES, LP
Independent Auditors' Report                                                    F-2

Balance Sheet - December 31, 2001 and 2000                                      F-3

Statement of Income - Years Ended December 31, 2001 and 2000
    and Period Ended December 31, 1999                                          F-3

Statement of Comprehensive Income - Years Ended December 31, 2001
    and 2000 and Period Ended December 31, 1999                                 F-4

Statement of Cash Flows - Years Ended December 31, 2001 and 2000
    and Period Ended December 31, 1999                                          F-4

Statement of Changes in Partners' Equity - Years Ended
    December 31, 2001 and 2000 and Period Ended December 31, 1999               F-5

Notes to Financial Statements                                                   F-6

FINANCIAL STATEMENTS OF NORTHERN BORDER PIPELINE COMPANY

Independent Auditors' Report                                                   F-13

Report of Independent Public Accountants                                       F-14

Balance Sheet - December 31, 2001 and 2000                                     F-15

Statement of Income - Years Ended December 31, 2001, 2000 and 1999             F-16

Statement of Comprehensive Income - Years Ended
    December 31, 2001, 2000 and 1999                                           F-16

Statement of Cash Flows - Years Ended December 31, 2001, 2000 and 1999         F-17

Statement of Changes in Partners' Equity - Years Ended
    December 31, 2001, 2000 and 1999                                           F-18

Notes to Financial Statements                                                  F-19

FINANCIAL STATEMENTS SCHEDULE OF NORTHERN BORDER PIPELINE COMPANY

Independent Auditors' Report on Schedule                                        S-1

Report of Independent Public Accountants on Schedule                            S-2

Schedule II - Valuation and Qualifying Accounts                                 S-3

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of TC PipeLines GP, Inc., General Partner of TC PipeLines, LP:

We have audited the accompanying balance sheets of TC PipeLines, LP (a Delaware limited partnership) as of December 31, 2001 and 2000 and the related statements of income, comprehensive income, cash flows and changes in partners' equity for the years ended December 31, 2001 and 2000 and the period from the commencement of operations on May 28, 1999 to December 31, 1999. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC PipeLines, LP as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from the commencement of operations on May 28, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Calgary, Canada
March 8, 2002

                                TC PIPELINES, LP
                                  BALANCE SHEET

DECEMBER 31 (THOUSANDS OF DOLLARS)                                     2001              2000
------------------------------------------------------------ ---------------- -----------------
ASSETS
Current Assets
   Cash                                                                9,194             1,566
Investment in Northern Border Pipeline Company                       250,078           248,098
Investment in Tuscarora Gas Transmission Company                      29,297            27,881
Deferred Amounts                                                         119                 -
                                                             ---------------- -----------------
                                                                     288,688           277,545
                                                             ---------------- -----------------
                                                             ---------------- -----------------

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
   Accounts payable                                                      426               499
   Accrued interest                                                       58               141
                                                             ---------------- -----------------
                                                                         484               640
                                                             ---------------- -----------------

Long-Term Debt                                                        21,500            21,500

Partners' Equity
   Common units                                                      218,935           212,253
   Subordinated units                                                 39,229            37,951
   General partner                                                     5,532             5,201
   Other comprehensive income                                          3,008                 -
                                                             ---------------- -----------------
                                                                     266,704           255,405
                                                             ---------------- -----------------
                                                                    288, 688           277,545
                                                             ---------------- -----------------
                                                             ---------------- -----------------


                               STATEMENT OF INCOME

                                                                  Year ended December 31,
                                                             ----------------------------------    May 28 (1) -
(THOUSANDS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)                       2001              2000     December 31, 1999
------------------------------------------------------------ ---------------- ----------------- -------------------
EQUITY INCOME FROM INVESTMENT IN
  NORTHERN BORDER PIPELINE COMPANY                                   42,138            38,119              20,923
EQUITY INCOME FROM INVESTMENT IN
  TUSCARORA GAS TRANSMISSION COMPANY                                  3,608               943                   -
GENERAL AND ADMINISTRATIVE EXPENSES                                  (1,251)           (1,337)               (699)
FINANCIAL CHARGES                                                      (973)             (501)                  -
                                                             ---------------- ----------------- -------------------
NET INCOME                                                           43,522            37,224              20,224
                                                             ---------------- ----------------- -------------------
                                                             ---------------- ----------------- -------------------
NET INCOME PER UNIT                                                   $2.40             $2.08               $1.13
                                                             ---------------- ----------------- -------------------
                                                             ---------------- ----------------- -------------------

UNITS OUTSTANDING (THOUSANDS)                                        17,500            17,500              17,500
                                                             ---------------- ----------------- -------------------
                                                             ---------------- ----------------- -------------------

(1)  Commencement of operations.

The accompanying notes are an integral part of these financial statements.

                                TC PIPELINES, LP
                        STATEMENT OF COMPREHENSIVE INCOME

                                                                  Year ended December 31,        May 28 (1) -
                                                              ---------------------------------
(THOUSANDS OF DOLLARS)                                            2001             2000         December 31, 1999
------------------------------------------------------------- --------------- ---------------- ------------------
NET INCOME                                                          43,522            37,224             20,224
OTHER COMPREHENSIVE INCOME
  Transition adjustment from adoption of SFAS No. 133                3,104                 -                  -
  Change associated with current period hedging transactions           (96)                -                  -
                                                              --------------- ---------------- ------------------
TOTAL COMPREHENSIVE INCOME                                          46,530            37,224             20,224
                                                              --------------- ---------------- ------------------
                                                              --------------- ---------------- ------------------


                             STATEMENT OF CASH FLOWS

                                                                  Year ended December 31,          May 28 (1) -
                                                              ---------------------------------
(THOUSANDS OF DOLLARS)                                              2001             2000       December 31, 1999
------------------------------------------------------------- ----------------- --------------- -------------------
CASH GENERATED FROM OPERATIONS
Net income                                                            43,522          37,224              20,224
Add/(Deduct):
Equity income (in excess of)/less than distributions
  received                                                              (388)          2,909              (8,799)
(Decrease)/increase in accounts payable                                  (73)             92                 407
(Decrease)/increase in accrued interest                                  (83)            141                   -
                                                              ----------------- --------------- -------------------
                                                                      42,978          40,366              11,832
                                                              ----------------- --------------- -------------------

INVESTING ACTIVITIES
Investment in Tuscarora Gas Transmission Company                           -         (28,438)                  -
Deferred amounts                                                        (119)              -                   -
                                                              ----------------- --------------- -------------------
                                                                        (119)        (28,438)                  -
                                                              ----------------- --------------- -------------------

FINANCING ACTIVITIES
Distributions paid                                                   (35,231)        (32,657)            (11,037)
Long-term debt issued                                                      -          24,500                   -
Reduction of long-term debt                                                -          (3,000)                  -
Common units issued                                                        -               -             282,061
Common units redeemed                                                      -               -            (274,560)
Subordinated units redeemed                                                -               -              (7,501)
                                                              ----------------- --------------- -------------------
                                                                     (35,231)        (11,157)            (11,037)
                                                              ----------------- --------------- -------------------
INCREASE IN CASH                                                       7,628             771                 795
CASH, BEGINNING OF PERIOD                                              1,566             795                   -
                                                              ----------------- --------------- -------------------
CASH, END OF PERIOD                                                    9,194           1,566                 795
                                                              ----------------- --------------- -------------------
                                                              ----------------- --------------- -------------------

(1)  Commencement of operations.

The accompanying notes are an integral part of these financial statements.

                                TC PIPELINES, LP
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                                                                                  Other
                                                              Subordinated Units     General  Comprehensive
                                          Common Units                              Partner     Income         Partners' Equity
                                      ---------------------- -------------------- ---------- -------------- ----------------------
                                      (thousands (thousands (thousands (thousands (thousands   (thousands   (thousands (thousands
                                       of units) of dollars) of units) of dollars)of dollars)  of dollars)   of units) of dollars)
                                      ---------- ----------- --------- ---------- ---------- -------------- ---------- -----------
PARTNERSHIP UNITS
Initial public offering                   14,300     274,560          -         -          -                    14,300     274,560
Contributions of assets                   14,300     193,515      3,200    43,303      4,833                    17,500     241,651
Redemption of common units               (14,300)   (274,560)         -         -          -                   (14,300)   (274,560)
Exercise of over-allotment option            391       7,501       (391)   (7,501)         -                         -           -
                                        -------- ----------- ---------- --------- ---------- -------------- ---------- -----------
                                          14,691     201,016      2,809    35,802      4,833                    17,500     241,651
Net Income                                            16,637                3,182        405                                20,224
Distributions Paid                                    (9,080)              (1,736)      (221)                              (11,037)
                                        -------- ----------- ---------- --------- ---------- -------------- ---------- -----------
Partners' Equity at December 31, 1999     14,691     208,573      2,809    37,248      5,017                    17,500     250,838
Net Income                                            30,490                5,830        904                                37,224
Distributions Paid                                   (26,810)              (5,127)      (720)                              (32,657)
                                        -------- ----------- ---------- --------- ---------- -------------- ---------- -----------
Partners' Equity at December 31, 2000     14,691     212,253      2,809    37,951      5,201                    17,500     255,405
NET INCOME                                            35,329                6,756      1,437                                43,522
DISTRIBUTIONS PAID                                   (28,647)              (5,478)    (1,106)                              (35,231)
OTHER COMPREHENSIVE INCOME                                 -                    -          -          3,008                  3,008
                                        -------- ----------- ---------- --------- ---------- -------------- ---------- -----------
PARTNERS' EQUITY AT DECEMBER 31, 2001     14,691     218,935      2,809    39,229      5,532          3,008     17,500     266,704
                                        -------- ----------- ---------- --------- ---------- -------------- ---------- -----------
                                        -------- ----------- ---------- --------- ---------- -------------- ---------- -----------

The accompanying notes are an integral part of these financial statements.

                                TC PIPELINES, LP
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1   ORGANIZATION

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

     TC PipeLines owns a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), a Texas general partnership. Northern Border Pipeline owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States.

     TC PipeLines also owns a 49% general partner interest in Tuscarora Gas Transmission Company (Tuscarora), a Nevada general partnership. Tuscarora owns a 229-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada.

     TC PipeLines is managed by its general partner, TC PipeLines GP, Inc. (General Partner), a wholly-owned subsidiary of TransCanada. The General Partner provides certain administrative services for the Partnership and is reimbursed for its costs and expenses. In addition to its 2% general partner interest, the General Partner owns 2,809,306 subordinated units, representing an effective 15.7% limited partner interest in the Partnership at December 31, 2001. TransCanada indirectly holds 2,800,000 common units representing an effective 15.7% limited partner interest in the Partnership at December 31, 2001.

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

The accompanying financial statements and related notes present the financial position of the Partnership as of December 31, 2001 and 2000 and the results of its operations, comprehensive income, cash flows and changes in partners' equity for the years ended December 31, 2001 and 2000 and for the period from May 28, 1999 (commencement of operations) to December 31, 1999. The
Partnership uses the equity method of accounting for its investments in Northern Border Pipeline and Tuscarora, over which it is able to exercise significant influence. Other comprehensive income recorded by TC PipeLines arises through its equity investments, Northern Border Pipeline and Tuscarora and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora. Amounts are stated in United States dollars.

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

(d) PARTNERS' EQUITY

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

NOTE 3   INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY

The Partnership owns a 30% general partner interest in Northern Border Pipeline. The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is not affiliated with TC PipeLines. The general partners of Northern Border Partners, L.P. are controlled by Enron Corp. (Enron) and The Williams Companies, Inc. (Williams). As a result, TC PipeLines has one member and controls 30% of the voting power of the Northern Border Pipeline management committee, Enron has two members and controls 57.75% of the voting power, and Williams has one member and controls 12.25% of the voting power of the Northern Border Pipeline management committee. The Northern Border pipeline system is operated by Northern Plains Natural Gas Company, a wholly owned subsidiary of Enron. Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

     The Northern Border pipeline system serves more than 50 firm transportation shippers with diverse operations and financial profiles. As of December 31, 2001, Enron North America (ENA) an affiliate of Enron holds firm contracts representing approximately 3.5% of Northern Border Pipeline's contracted capacity. Northern Border Pipeline recorded a bad debt expense of approximately $1.3 million representing ENA's unpaid November and December 2001 transportation. Through October 31, 2002, ENA has temporarily released 1.1% of this capacity to a third party. This third party has filed a complaint with the FERC requesting, in effect, that its contract be deemed terminated as a consequence of ENA's filing for bankruptcy protection. Northern Border Pipeline believes this shipper's contract will remain in effect until October 31, 2002. Northern Border Pipeline estimates that it has aggregate financial exposure over the next 12 months of approximately $9 million of revenues under its firm transportation contracts with ENA (TC PipeLines' share equates to approximately $2.7 million). Northern Border Pipeline believes that failure by ENA to perform its obligations under the firm transportation contracts will not have a material adverse impact on its financial condition and results of operations.

     TC PipeLines' equity income amounted to $42.1 million, $38.1 million and $20.9 million for the years ended December 31, 2001 and 2000 and the period May 28 to December 31, 1999, respectively, representing 30% of the net income of Northern Border Pipeline for the same periods. Undistributed earnings of Northern Border Pipeline amounted to $5.7 million and $6.4 million for the years ended December 31, 2001 and 2000, respectively.

     The following sets out summarized financial information for Northern Border Pipeline as at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999. TC PipeLines has held its general partner interest since May 28, 1999.

December 31 (millions of dollars)                      2001         2000
-------------------------------------------------- ------------ ------------
NORTHERN BORDER PIPELINE
BALANCE SHEET
ASSETS
Cash and cash equivalents                                11.0         29.0
Other current assets                                     36.3         38.1
Plant, property and equipment, net                    1,685.7      1,687.0
Other assets                                             18.9         14.4
                                                   ------------ ------------
                                                      1,751.9      1,768.5
                                                   ------------ ------------
                                                   ------------ ------------
LIABILITIES AND PARTNERS'
EQUITY
Current liabilities                                     399.0        114.3
Reserves and deferred credits                             5.6          4.9
Long-term debt                                          513.7        822.3
Partners' Equity
   Partners' capital                                    824.4        827.0
   Accumulated other comprehensive income                 9.2            -
                                                   ------------ ------------
                                                      1,751.9      1,768.5
                                                   ------------ ------------
                                                   ------------ ------------

Year ended December 31 (millions of dollars)           2001         2000        1999
-------------------------------------------------- ------------ ------------ ----------
NORTHERN BORDER PIPELINE INCOME STATEMENT

Revenues                                               313.1        311.0      298.3
Costs and expenses                                     (59.3)       (69.5)     (69.0)
Depreciation                                           (57.5)       (57.3)     (51.9)
Financial charges                                      (55.4)       (65.2)     (60.2)
Other (expense)/income                                  (0.4)         8.1        1.4
                                                   ------------ ------------ ----------
Net income                                             140.5        127.1      118.6
                                                   ------------ ------------ ----------
                                                   ------------ ------------ ----------

NOTE 4   INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY

TC PipeLines completed its acquisition of a 49% general partner interest in Tuscarora on September 1, 2000. The remaining 50% and 1% interests in Tuscarora are indirectly held by Sierra Pacific Resources Company and TransCanada, respectively. The Partnership acquired its interest in Tuscarora from TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada, for a purchase price of $28.0 million. The Partnership borrowed $24.5 million from the Revolving Credit Facility (see Note 5) to fund a portion of the purchase price. The remainder of the purchase price was funded with cash on hand. Tuscarora is regulated by the FERC.

     TC PipeLines' equity income from Tuscarora for the year ended December 31, 2001 and the period September 1, to December 31, 2000 amounted to $3.6 million and $0.9 million, respectively, representing 49% of the net income of Tuscarora for the same periods. Undistributed earnings of Tuscarora amounted to $0.6 million and nil for the years ended December 31, 2001 and 2000, respectively.

     The following sets out summarized financial information for Tuscarora as at and for the years ended December 31, 2001 and 2000. TC PipeLines has held its general partner interest since September 1, 2000.

December 31 (millions of dollars)                      2001         2000
-------------------------------------------------- ------------ ------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                1.1         7.1
Other current assets                                     2.1         3.2
Plant, property and equipment, net                     121.3       115.7
Other assets                                             1.6         2.5
                                                   ------------ ------------
                                                       126.1       128.5
                                                   ------------ ------------
                                                   ------------ ------------
LIABILITIES AND PARTNERS'
EQUITY
Current liabilities                                      7.7         8.9
Reserves and deferred credits                              -        12.0
Long-term debt                                          80.0        84.2
Partners' Equity
   Partners' capital                                    37.9        23.4
   Accumulated other comprehensive income                0.5           -
                                                   ------------ ------------
                                                       126.1       128.5
                                                   ------------ ------------
                                                   ------------ ------------

Year ended December 31 (millions of dollars)           2001         2000
-------------------------------------------------- ------------ ------------
TUSCARORA INCOME STATEMENT
Revenues                                                21.3        19.4
Costs and expenses                                      (2.6)       (2.4)
Depreciation                                            (4.6)       (4.4)
Financial charges                                       (6.1)       (6.0)
Other income                                             0.3         0.2
                                                   ------------ ------------
Net income                                               8.3         6.8
                                                   ------------ ------------
                                                   ------------ ------------


NOTE 5   CREDIT FACILITIES AND LONG-TERM DEBT

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent under which the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility bear interest at a floating rate. The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. On September 1, 2000, the Partnership borrowed

$24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora. At December 31, 2001 and 2000, the Partnership had borrowings of $21.5 million outstanding under the Revolving Credit Facility. The fair value of the Revolving Credit Facility approximates its carrying value because the interest rate is a floating rate. The interest rate on the Revolving Credit Facility averaged 5.19% for the year (2000 - 7.57%; 1999- nil) and was 3.02% at the end of the year (2000 - 7.62%;
1999- nil). Interest paid during the years ended December 31, 2001 and 2000 and the period May 28 to December 31, 1999 was $1.2 million, $0.5 million and nil, respectively.

     On May 28, 2001, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility), with TransCanada PipeLine USA Ltd., an affiliate of the General Partner. The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary. At December 31, 2001 and 2000, the Partnership had no amount outstanding under the TransCanada Credit Facility.

NOTE 6   PARTNERS' CAPITAL AND CASH DISTRIBUTIONS

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

     The Partnership will make cash distributions to its partners with respect to each calendar quarter within 45 days after the end of each quarter. Distributions are based on available cash which includes all cash and cash equivalents of the Partnership and working capital borrowings less reserves established by the General Partner. The Unitholders are entitled to receive the minimum quarterly distribution (MQD) of $0.45 per unit if and to the extent there is sufficient available cash. Distributions to holders of the subordinated units are subject, while subordinated units remain outstanding (Subordination Period), to the prior rights of holders of the common units to receive the MQD. The Subordination Period generally cannot end before June 30, 2004. Upon expiration of the Subordination Period, all subordinated units will be converted on a one-for-one basis into common units and will participate pro rata with all other common units in future distributions. Under certain circumstances, up to 66.7% of the subordinated units may convert into common units prior to the expiration of the Subordination Period. Common units will not accrue arrearages with respect to distributions for any quarter after the Subordination Period and subordinated units will not accrue any arrearages with respect to distributions for any quarter.

     As an incentive, the General Partner's percentage interest in quarterly distributions is increased after certain specified target levels are met. The incremental incentive distributions payable to the General Partner are 15%, 25%, and 50% of all quarterly distributions of Available Cash that exceed target levels of $0.45, $0.5275, $0.69, respectively, per unit. For the years ended December 31, 2001 and 2000 and the period May 28 to December 31, 1999, the Partnership distributed $1.975 , $1.85 and $1.068, respectively, per unit. The distributions for the year ended December 31, 2001 and 2000 and the period May 28 to December 31, 1999 included incentive distributions to the General Partner in the amount of $0.6 million, $0.2 million and nil, respectively.

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

NOTE 7   NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of common and subordinated units outstanding. The General Partner's allocation is equal to an amount based upon the General Partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

                                                                   Year ended December 31,
                                                                ------------------------------     May 28 (1) -
(thousands of dollars, except per unit amounts)                       2001           2000       December 31, 1999
--------------------------------------------------------------- --------------- -------------- --------------------
Net income                                                           43,522         37,224            20,224
                                                                --------------- -------------- --------------------
Net income allocated to General Partner                                (870)          (745)             (405)
Adjustment to reflect incentive distribution income allocation         (567)          (159)                -
                                                                --------------- -------------- --------------------
                                                                     (1,437)          (904)             (405)
                                                                --------------- -------------- --------------------
Net income allocable to units                                        42,085         36,320            19,819
Weighted average units outstanding (thousands)                       17,500         17,500            17,500
                                                                --------------- -------------- --------------------
Net income per unit                                                   $2.40          $2.08             $1.13
                                                                --------------- -------------- --------------------
                                                                --------------- -------------- --------------------

(1)  Commencement of operations.

NOTE 8   RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The Partnership Agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs reimbursed to the General Partner by the Partnership were approximately $0.5 million, $0.7 million and $0.2 million for the years ended December 31, 2001 and 2000 and for the period from May 28 to December 31, 1999, respectively. Such costs include
(i) personnel costs (such as salaries and employee benefits), (ii) overhead costs (such as office space and equipment) and (iii) out-of-pocket expenses related to the provision of such services.

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

NOTE 9   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following sets forth selected financial data for the four quarters of 2001 and 2000.

Quarter ended
(thousands of dollars, except per unit amounts)     MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                 --------------- ---------------- --------------- -----------------
2001
     Equity Income                                   11,678           10,357           11,503            12,208
     Net Income                                      10,963            9,793           10,972            11,794
     Net Income per Unit                              $0.61            $0.54            $0.60             $0.65
     Cash Distributions (1)                           8,550            9,066            9,066             9,066
2000
     Equity Income                                    8,623            8,824           10,514            11,101
     Net Income                                       8,344            8,533            9,980            10,367
     Net Income per Unit                              $0.47            $0.48            $0.55             $0.58
     Cash Distributions (1)                           8,036            8,036            8,550             8,550

(1)  Cash distributions are paid within 45 days after the end of each quarter.

NOTE 10  ACCOUNTING PRONOUNCEMENTS

In the third quarter of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Partnership did not enter into any business combinations subsequent to June 30, 2001.

SFAS No. 142 modifies the accounting and reporting of goodwill and intangible assets. It requires entities to discontinue the amortization of goodwill, reallocate goodwill among its reporting segments and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. For goodwill and intangible assets on the balance sheet at June 30, 2001, the provisions of SFAS No. 142 must be applied to fiscal years beginning after December 15, 2001. At December 31, 2001, the Partnership's balance sheet does not include any goodwill.

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is in the process of evaluating the impact of the application of this pronouncement on its investments in Northern Border Pipeline and Tuscarora.

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

NOTE 11  SUBSEQUENT EVENTS

On January 18, 2002, the Board of Directors of the General Partner declared a cash distribution of $0.50 per unit related to the three months ended December 31, 2001. The $9.1 million distribution is payable on February 14, 2002 in the following manner: $7.3 million to the holders of common units as of the close of business on January 31, 2001, $1.4 million to the General Partner as holder of the subordinated units, and $0.3 million to the General Partner as holder of incentive distribution rights and in respect of its 2% general partner interest.

INDEPENDENT AUDITORS' REPORT


To Northern Border Pipeline Company:

We have audited the accompanying balance sheet of Northern Border Pipeline Company (a Texas partnership) as of December 31, 2001, and the related statements of income, comprehensive income, cash flows and changes in partners' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Northern Border Pipeline Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 were audited by other auditors whose report thereon dated January 22, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 6 to the financial statements, Northern Border Pipeline Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS no. 137 and SFAS No. 138.

                                          KPMG LLP

Omaha, Nebraska,
  March 8, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northern Border Pipeline Company:

We have audited the accompanying balance sheet of Northern Border Pipeline Company (a Texas partnership) as of December 31, 2000, and the related statements of income, comprehensive income, cash flows and changes in partners' equity for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 22, 2001

                        NORTHERN BORDER PIPELINE COMPANY

                                  BALANCE SHEET

                                 (IN THOUSANDS)

                                                                        DECEMBER 31,
                                                              -------------------------------
ASSETS                                                           2001                 2000
------                                                        ----------           ----------

CURRENT ASSETS
   Cash and cash equivalents                                  $   11,003           $   29,046
   Accounts receivable (net of allowance for
      doubtful accounts of $1,925 and $0 in
      2001 and 2000, respectively)                                29,249               27,128
   Related party receivables (net of allowance
      for doubtful accounts of $1,251 and $0 in
      2001 and 2000, respectively)                                   455                6,008
   Materials and supplies, at cost                                 4,873                4,710
   Prepaid expenses and other                                      1,731                  247
                                                              ----------           ----------
      Total current assets                                        47,311               67,139
                                                              ----------           ----------

NATURAL GAS TRANSMISSION PLANT
   In service                                                  2,429,662            2,364,487
   Construction work in progress                                   2,891               14,405
                                                              ----------           ----------
      Total property, plant and equipment                      2,432,553            2,378,892
   Less: Accumulated provision for
      depreciation and amortization                              746,888              691,900
                                                              ----------           ----------
      Property, plant and equipment, net                       1,685,665            1,686,992
                                                              ----------           ----------

OTHER ASSETS                                                      18,893               14,374
                                                              ----------           ----------
      Total assets                                            $1,751,869           $1,768,505
                                                              ----------           ----------
                                                              ----------           ----------

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                       $  350,000           $   41,000
   Accounts payable                                                3,089               26,087
   Related party payables                                          2,204                   --
   Accrued taxes other than income                                27,167               28,137
   Accrued interest                                               16,526               14,401
   Accumulated provision for rate refunds                             --                4,726
                                                              ----------           ----------
      Total current liabilities                                  398,986              114,351
                                                              ----------           ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                        513,666              822,267
                                                              ----------           ----------
RESERVES AND DEFERRED CREDITS                                      5,623                4,892
                                                              ----------           ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY
   Partners' capital                                             824,421              826,995
   Accumulated other comprehensive income                          9,173                   --
                                                              ----------           ----------
      Total partners' equity                                     833,594              826,995
                                                              ----------           ----------
      Total liabilities and partners' equity                  $1,751,869           $1,768,505
                                                              ----------           ----------
                                                              ----------           ----------

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                               STATEMENT OF INCOME

                                 (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                     2001              2000              1999
                                                   --------          --------          --------

OPERATING REVENUES
   Operating revenues                              $315,145          $334,978          $300,664
   Provision for rate refunds                        (2,057)          (23,956)           (2,317)
                                                   --------          --------          --------
      Operating revenues, net                       313,088           311,022           298,347
                                                   --------          --------          --------

OPERATING EXPENSES
   Operations and maintenance                        33,695            41,548            38,708
   Depreciation and amortization                     57,516            57,328            51,908
   Taxes other than income                           25,636            27,979            30,320
                                                   --------          --------          --------
      Operating expenses                            116,847           126,855           120,936
                                                   --------          --------          --------
OPERATING INCOME                                    196,241           184,167           177,411
                                                   --------          --------          --------

INTEREST EXPENSE
   Interest expense                                  56,262            65,489            60,312
   Interest expense capitalized                        (911)             (328)              (98)
                                                   --------          --------          --------
      Interest expense, net                          55,351            65,161            60,214
                                                   --------          --------          --------

OTHER INCOME (EXPENSE)
   Allowance for equity funds used
      during construction                               925               305               101
   Other income, net                                 (1,357)            7,753             1,262
                                                   --------          --------          --------
        Other income (expense)                         (432)            8,058             1,363
                                                   --------          --------          --------
NET INCOME TO PARTNERS                             $140,458          $127,064          $118,560
                                                   --------          --------          --------
                                                   --------          --------          --------


                        NORTHERN BORDER PIPELINE COMPANY

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

Net income to partners                             $140,458          $127,064           $118,560
Other comprehensive income:
   Transition adjustment from
     adoption of SFAS No. 133                        10,347                --                 --
   Change associated with current
     period hedging transactions                     (1,174)               --                 --
                                                   --------          --------           --------
Total comprehensive income                         $149,631          $127,064           $118,560
                                                   --------          --------           --------
                                                   --------          --------           --------


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                      2001              2000              1999
                                                   ---------         ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                          $ 140,458         $ 127,064         $ 118,560
                                                   ---------         ---------         ---------
   Adjustments to reconcile net income to
   partners to net cash provided by
   operating activities:
      Depreciation and amortization                   57,881            57,682            51,962
      Provision for rate refunds                       2,036            25,082             2,317
      Rate refunds paid                               (6,762)          (22,673)               --
      Allowance for equity funds used
        during construction                             (925)             (305)             (101)
      Reserves and deferred credits                      736            (5,806)              880
      Changes in components of working capital         4,583            (3,002)           (2,112)
      Other                                             (685)           (2,075)              (40)
                                                   ---------         ---------         ---------
           Total adjustments                          56,864            48,903            52,906
                                                   ---------         ---------         ---------
      Net cash provided by operating activities      197,322           175,967           171,466
                                                   ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment, net                             (54,659)          (15,523)         (101,678)
                                                   ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                        (143,032)         (134,904)         (127,163)
   Issuance of long-term debt, net                   385,400            75,000           289,026
   Retirement of long-term debt                     (374,000)         (111,000)         (263,000)
   Increase (decrease) in bank overdrafts            (22,437)           22,437                --
   Proceeds received (paid) upon termination of
      derivatives                                     (4,070)               --            12,896
   Long-term debt financing costs                     (2,567)             (241)           (1,626)
                                                   ---------         ---------         ---------

      Net cash used in financing activities         (160,706)         (148,708)          (89,867)
                                                   ---------         ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS              (18,043)           11,736           (20,079)

Cash and cash equivalents-beginning of year           29,046            17,310            37,389
                                                   ---------         ---------         ---------

Cash and cash equivalents-end of year              $  11,003         $  29,046         $  17,310
                                                   ---------         ---------         ---------
                                                   ---------         ---------         ---------

-------------------------------------------------------------------------------------------------

Changes in components of working capital:
   Accounts receivable                             $   3,432         $  (6,087)        $  (8,145)
   Materials and supplies                               (163)           (1,767)              (10)
   Prepaid expenses and other                         (1,484)              455              (275)
   Accounts payable                                    1,643             1,585            (4,598)
   Accrued taxes other than income                      (970)            1,847             6,462
   Accrued interest                                    2,125            (2,103)            4,741
   Over/under recovered cost of service                   --             3,068              (287)
                                                   ---------         ---------         ---------
   Total                                           $   4,583         $  (3,002)        $  (2,112)
                                                   ---------         ---------         ---------
                                                   ---------         ---------         ---------

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                         TC           NORTHERN
                           TRANSCANADA                PIPELINES        BORDER      ACCUMULATED
                             BORDER      TRANSCAN    INTERMEDIATE   INTERMEDIATE      OTHER         TOTAL
                            PIPELINE     NORTHERN      LIMITED         LIMITED    COMPREHENSIVE    PARTNERS'
                              LTD.         LTD.       PARTNERSHIP    PARTNERSHIP      INCOME        EQUITY
                           -----------   --------    ------------   ------------  -------------    ---------

Partners' Equity at
   December 31, 1998       $ 50,606     $ 202,425      $     --      $ 590,407        $    --      $ 843,438

Net income to
   partners                   2,930        11,715        20,923         82,992             --        118,560

Distributions paid           (5,206)      (20,819)      (12,124)       (89,014)            --       (127,163)

Ownership transfer          (48,330)     (193,321)      241,651             --             --             --
                           --------     ---------      --------      ---------        -------      ---------

Partners' Equity at
   December 31, 1999             --            --       250,450        584,385             --        834,835

Net income to
  partners                       --            --        38,119         88,945             --        127,064

Distributions paid               --            --       (40,471)       (94,433)            --       (134,904)
                           --------     ---------      --------      ---------        -------      ---------

Partners' Equity at
   December 31, 2000             --            --       248,098        578,897             --        826,995

Net income to
   partners                      --            --        42,138         98,320             --        140,458

Transition adjustment
   from adoption of
   SFAS No. 133                  --            --            --             --         10,347         10,347

Change associated
   with current period
   hedging transactions          --            --            --             --         (1,174)        (1,174)

Distributions paid               --            --       (42,910)      (100,122)            --       (143,032)
                           --------     ---------      --------      ---------        -------      ---------

Partners' Equity at
   December 31, 2001       $     --     $      --      $247,326      $ 577,095        $ 9,173      $ 833,594
                           --------     ---------      --------      ---------        -------      ---------
                           --------     ---------      --------      ---------        -------      ---------


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND MANAGEMENT

     Northern Border Pipeline Company (Northern Border Pipeline) is a Texas general partnership formed in 1978. The ownership percentages of the partners in Northern Border Pipeline (Partners) at December 31, 2001 and 2000, are as follows:

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

     Northern Border Pipeline owns a 1,249-mile natural gas transmission pipeline system extending from the United States-Canadian border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana.

     Northern Border Pipeline is managed by a Management Committee that includes three representatives from Northern Border Intermediate Limited Partnership (Partnership) and one representative from TC PipeLines. The Partnership's representatives selected by its general partners, Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company, a wholly-owned subsidiary of The Williams Companies, Inc. (Williams), have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest. The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains (the Operator), as defined by the operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of the Operator. For the years ended December 31, 2001, 2000, and 1999, Northern Border Pipeline's charges from the Operator totaled approximately $29.5 million, $31.7 million and $29.7 million, respectively. Additionally, Northern Border Pipeline has utilized Enron affiliates for management on pipeline expansion and extension projects. See Note 10 for a discussion of Northern Border Pipeline's relationships with Enron and developments involving Enron.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (B)  GOVERNMENT REGULATION

          Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission (FERC). Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. At December 31, 2001 and 2000, Northern Border Pipeline has reflected regulatory assets of approximately $11.5 million and $12.4 million, respectively, in other assets on the balance sheet. Northern Border Pipeline is recovering the regulatory assets from its shippers over varying time periods, which range from five to 44 years.

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

     (D)  INCOME TAXES

          Income taxes are the responsibility of the Partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its rates the income taxes, which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of determining transportation rates in calculating the return allowed by the FERC, Partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $336 million and $326 million at December 31, 2001 and 2000, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

     (E)  CASH AND CASH EQUIVALENTS

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

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (F)  PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION AND
          AMORTIZATION

          Property, plant and equipment is stated at original cost. During periods of construction, Northern Border Pipeline is permitted to capitalize an allowance for funds used during construction, which represents the estimated costs of funds used for construction purposes. The original cost of property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. No retirement gain or loss is included in income except in the case of extraordinary retirements or sales.

          Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of Northern Border Pipeline's FERC tariff. The effective depreciation rates applied to Northern Border Pipeline's transmission plant in 2001, 2000 and 1999 were 2.25%, 2.25% and 2.0%, respectively. Composite rates are applied to all other functional groups of property having similar economic characteristics.

     (G)  RISK MANAGEMENT

          Financial instruments are used by Northern Border Pipeline in the management of its interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. Northern Border Pipeline does not use these instruments for trading purposes. See Note 6 for a discussion of Northern Border Pipeline's accounting for derivative instruments and hedging activities.

     (H)  RECLASSIFICATIONS

          Certain reclassifications have been made to the financial statements for prior years to conform with the current year presentation.

3.   RATES AND REGULATORY ISSUES

     RATE CASE

     Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a FERC regulated tariff. Northern Border Pipeline had used a cost of service form of tariff since its inception but agreed to convert to a stated rate form of tariff as part of the settlement of its 1999 rate case discussed below.

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

     In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its 1999 rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers began paying stated transportation rates based on a straight fixed variable rate design. Under the straight fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system. Under the settlement, both Northern Border Pipeline and its existing shippers will not be able to seek rate changes until November 1, 2005, at which time Northern Border Pipeline must file a new rate case.

     After the FERC approved the rate case settlement and prior to the end of 2000, Northern Border Pipeline made estimated refund payments to its shippers totaling approximately $22.7 million, primarily related to the period from December 1999 to November 2000. During the first quarter of 2001, Northern Border Pipeline paid the remaining refund obligation to its shippers totaling approximately $6.8 million, which related to periods through January 2001.

     CERTIFICATE APPLICATION

     On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate an expansion and extension of its pipeline system into Indiana (Project 2000). The facilities for Project 2000 were placed into service on October 1, 2001. The capital expenditures for the project are expected to be approximately $63 million, of which $60.5 million had been incurred through December 31, 2001.

4.   TRANSPORTATION SERVICE AGREEMENTS

     Operating revenues are collected pursuant to the FERC tariff through firm transportation service agreements. The firm service agreements extend for various terms with termination dates that range from March 2002 to December 2013. Northern Border Pipeline also has interruptible service agreements with numerous other shippers. Under the approved settlement of the rate case discussed in Note 3, Northern Border Pipeline will reduce the billings for the firm service agreements by one half of the revenues received from the interruptible service agreements through October 31, 2003. Northern Border Pipeline is permitted to retain revenue from interruptible transportation service to offset any decontracted firm service. After October 31, 2003, all revenues from interruptible transportation service will be retained by Northern Border Pipeline.

     Under the capacity release provisions of Northern Border Pipeline's FERC tariff, shippers are allowed to release all or part of their capacity

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


4.   TRANSPORTATION SERVICE AGREEMENTS (CONTINUED)

     either permanently for the full term of the contract or temporarily. A temporary capacity release does not relieve the original contract shipper from its payment obligations if the replacement shipper fails to pay for the capacity temporarily released to it.

     At December 31, 2001, Northern Border Pipeline's largest shipper, Mirant Americas Energy Marketing, LP (Mirant) is obligated for approximately 33.7% of the contracted firm capacity, which consists of the following: 24.4% from temporary releases of firm capacity from Pan-Alberta Gas (U.S.) Inc. (PAGUS) and 9.3% from permanent releases of firm capacity from TransCanada Energy Marketing USA, Inc. (TransCanada Energy), an affiliate of TC PipeLines. The PAGUS firm service agreements expire in October 2003. The permanent release to Mirant commenced in December 2001 and the firm service agreements expire in October 2006 and December 2008. The obligations of Mirant and PAGUS are supported by various credit support arrangements, including among others, letters of credit and escrow accounts and an upstream capacity transfer agreement. Operating revenues from the Mirant and PAGUS firm service agreements and interruptible service agreements for the years ended December 31, 2001, 2000 and 1999 were $80.7 million, $78.2 million and $76.6 million, respectively.

     Some of Northern Border Pipeline's shippers are affiliated with its general partners. Enron North America (ENA), a wholly-owned subsidiary of Enron, has firm service agreements representing 3.5% of capacity, a portion of which (1.1%) has been temporarily released to a third party until October 31, 2002 (see Note 10). Transcontinental Gas Pipe Line Corporation, a subsidiary of Williams, holds a firm service agreement representing 0.7% of capacity. The firm service agreements with affiliates extend for various terms with termination dates that range from October 2002 to May 2009. Operating revenues from the affiliated firm service agreements and interruptible service agreements, including revenues from TransCanada Energy when it held capacity on Northern Border Pipeline, were $52.1 million, $58.5 million and $52.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

5.   CREDIT FACILITIES AND LONG-TERM DEBT
     Detailed information on long-term debt is as follows:

                                                                               December 31,
     (Thousands of dollars)                                              2001               2000
     ------------------------------------------                         --------          --------
     1992 Pipeline Senior Notes - average 8.53%
          and 8.49% at December 31, 2001 and 2000,
          respectively, due from 2000 to 2003                           $143,000          $184,000
     Pipeline Credit Agreement
          Term loan - average 2.46% and 6.95% at
            December 31, 2001 and 2000, respectively,
            due 2002                                                     272,000           424,000
          Five-year revolving credit facility -
            average 6.87% at December 31, 2000                                --            45,000
     1999 Pipeline Senior Notes - 7.75%, due 2009                        200,000           200,000
     2001 Pipeline Senior Notes - 7.50%, due 2021                        250,000                --
     Unamortized proceeds from termination
          of interest rate forward agreements                                 --            11,107
     Unamortized debt discount                                            (1,334)             (840)
                                                                        --------          --------
     Total                                                               863,666           863,267
     Less: Current maturities of long-term debt                          350,000            41,000
                                                                        --------          --------
     Long-term debt                                                     $513,666          $822,267
                                                                        --------          --------
                                                                        --------          --------

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


5.   CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

     In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (2001 Pipeline Senior Notes). The proceeds from the 2001 Pipeline Senior Notes were used to reduce indebtedness outstanding under the Pipeline Credit Agreement.

     In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (1999 Pipeline Senior Notes). Also in August 1999, Northern Border Pipeline received approximately $12.9 million from the termination of interest rate forward agreements, which is being amortized against interest expense over the life of the 1999 Pipeline Senior Notes. The interest rate forward agreements, which had an aggregate notional amount of $150 million, had been executed in September 1998 to hedge the interest rate on a planned issuance of fixed rate debt in 1999. The proceeds from the private offering, net of debt discounts and issuance costs, and the termination of the interest rate forward agreements were used to reduce existing indebtedness under the Pipeline Credit Agreement.

     In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $272 million term loan, both maturing in June 2002. The Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. Northern Border Pipeline is required to pay a facility fee on the aggregate principal commitment amount of $372 million.

     Interest paid, net of amounts capitalized, during the years ended December 31, 2001, 2000 and 1999 was $53.9 million, $68.0 million and $55.5 million, respectively.

     Aggregate required repayments of long-term debt are as follows: $350 million and $65 million for 2002 and 2003, respectively. There are no required repayment obligations for either 2004, 2005 or 2006.

     Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios which restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. Under the most restrictive of the covenants, as of December 31, 2001 and 2000, respectively, $110 million and $136 million of partners' capital of Northern Border Pipeline could be distributed.

     The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the 1992 Pipeline Senior Notes, 1999 Pipeline Senior Notes and 2001 Pipeline Senior Notes was approximately $623 million and $404 million at December 31, 2001 and 2000, respectively. Northern Border Pipeline

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


5.   CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

     presently intends to maintain the current schedule of maturities for the 1992 Pipeline Senior Notes, 1999 Pipeline Senior Notes and the 2001 Pipeline Senior Notes, which will result in no gains or losses on their respective repayment. The fair value of Northern Border Pipeline's variable rate debt approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

6.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Northern Border Pipeline adopted SFAS No. 133 beginning January 1, 2001.

     As a result of the adoption of SFAS No. 133, Northern Border Pipeline reclassified approximately $11.1 million from long-term debt to accumulated other comprehensive income related to unamortized proceeds from the termination of interest rate swap agreements. Also upon adoption of SFAS No. 133, Northern Border Pipeline recorded a non-cash loss in accumulated other comprehensive income of approximately $0.8 million, related to its outstanding interest rate swap agreement with a notional amount of $40 million, which terminated in November 2001.

     In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to the planned issuance of 10-year and 30-year fixed rate debt. Upon issuance of the 2001 Pipeline Senior Notes in September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate the swaps, which was recorded in accumulated other comprehensive income. The swaps were designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the 2001 Pipeline Senior Notes.

     During the year ended December 31, 2001, Northern Border Pipeline amortized approximately $1.2 million related to the terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize a comparable amount in 2002.

     In November 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the planned issuance of five-year senior notes. The swaps have been designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes, which is expected to occur in the second quarter of 2002. At December 31, 2001, Northern Border Pipeline recognized a non-cash gain in accumulated other

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


6.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

     comprehensive income of approximately $3.4 million, with a corresponding amount reflected in other assets on the accompanying balance sheet.

7.   COMMITMENTS AND CONTINGENCIES

     CAPITAL EXPENDITURES

     Total capital expenditures for 2002 are estimated to be $12 million. This includes approximately $2.5 million for Project 2000 (see Note 3). Funds required to meet the capital expenditures for 2002 are anticipated to be provided primarily from debt borrowings and operating cash flows.

     ENVIRONMENTAL MATTERS

     Northern Border Pipeline is not aware of any material contingent liabilities with respect to compliance with applicable environmental laws and regulations.

     OTHER

     On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation (Tribes) filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Reservation. Based on recent decisions by the federal courts and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose the tax and that the lawsuit will not have a material adverse impact on Northern Border Pipeline.

     Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

8.   QUARTERLY FINANCIAL DATA (Unaudited)

                                                 Operating         Operating         Net Income
        (In thousands)                         Revenues, Net         Income         to Partners
        --------------                         -------------       ---------        -----------
        2001
              First Quarter                       $77,040           $50,318           $35,889
              Second Quarter                       76,950            46,706            31,632
              Third Quarter                        77,932            48,083            35,537
              Fourth Quarter                       81,166            51,134            37,400
        2000
              First Quarter                       $76,241           $44,628           $28,744
              Second Quarter                       77,346            44,305            29,413
              Third Quarter                        78,241            47,584            34,293
              Fourth Quarter                       79,194            47,650            34,614

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


9.   ACCOUNTING PRONOUNCEMENTS

     In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Northern Border Pipeline is in the process of evaluating the application of this pronouncement.

     SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30. This standard is effective for fiscal years beginning after December 15, 2001. Northern Border Pipeline adopted SFAS No. 144 effective January 1, 2002. Northern Border Pipeline does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

10.  RELATIONSHIPS WITH ENRON

     In December 2001, Enron and certain of its subsidiaries filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. Northern Plains was not included in the bankruptcy filing and management believes that Northern Plains will continue to be able to meet its operational and administrative service obligations under the existing operating agreement. ENA, a subsidiary of Enron, was included in the bankruptcy filing. As indicated in Note 4, ENA has firm service agreements representing approximately 3.5% of contracted capacity, a portion of which (1.1%) has been temporarily released to a third party until October 31, 2002. Northern Border Pipeline recorded a bad debt expense of approximately $1.3 million representing ENA's unpaid November and December 2001 transportation, which is included in operations and maintenance expense on the statement of income. ENA has not assumed or rejected these contracts, but its ability to use the capacity has been suspended until ENA provides adequate assurance of credit support and payment. The third party that holds the 1.1% of capacity through October 31, 2002 has filed a complaint with the FERC requesting, in effect, that its contract be deemed terminated as a consequence of ENA's filing for bankruptcy protection. Management believes this shipper's contract will remain in effect until October 31, 2002. For 2002, the estimated financial exposure for ENA's firm service agreement is approximately $9 million. Management believes that even if ENA continues to fail to perform its obligations under the firm service agreements, it will not have a material adverse impact on Northern Border Pipeline's financial condition and results of operations.

     Management plans to continue to monitor developments at Enron, to continue to assess the impact on Northern Border Pipeline of its existing agreements and relationships with Enron and to take appropriate action to protect the interests of Northern Border Pipeline.

11.  SUBSEQUENT EVENTS

     Northern Border Pipeline makes distributions to it general partners approximately one month following the end of the quarter. The distribution for the fourth quarter of 2001 of approximately $39.2 million was paid February 1, 2002.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE


To Northern Border Pipeline Company:

We have audited in accordance with auditing standards generally accepted in the United States of America, the financial statements of Northern Border Pipeline Company included in this Form 10-K and have issued our report thereon dated March 8, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Pipeline Company listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               KPMG LLP

Omaha, Nebraska,
  March 8, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Northern Border Pipeline Company:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements as of December 31, 2000, and for each of the two years in the period ended December 31, 2000, of Northern Border Pipeline Company included in this Form 10-K and have issued our report thereon dated January 22, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Pipeline Company listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 22, 2001

                                                                     SCHEDULE II

                        NORTHERN BORDER PIPELINE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 (IN THOUSANDS)

Column A                    Column B                   Column C                    Column D           Column E
-------------------------------------------------------------------------------------------------------------------
                                                       Additions
                                            ------------------------------        Deductions
                           Balance at       Charged to        Charged           For Purpose For
                           Beginning        Costs and         to Other          Which Reserves       Balance at
Description                 of Year          Expenses         Accounts           Were Created        End of Year
-------------------------------------------------------------------------------------------------------------------
Reserve for
  regulatory issues
      2001                  $1,800             $  731           $--                 $   --              $2,531
      2000                  $7,376             $1,800           $--                 $7,376              $1,800
      1999                  $6,726             $  650           $--                 $   --              $7,376

Allowance for
  doubtful accounts
      2001                  $   --             $3,176           $--                 $   --              $3,176