Form 10-Q
period 2002-03-31
TC PIPELINES LP
filed 2002-05-14
CIK 1075607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number:  000-26091

TC PipeLines, LP

(Exact name of registrant as specified in its charter)

Delaware	52-2135448
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

110 Turnpike Road, Suite 203
Westborough, Massachusetts	01581
(Address of principal executive offices)	(Zip code)

508-871-7046
Registrant’s telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

        As of May 6, 2002 there were 14,690,694 of the registrant’s common units outstanding.

TC PipeLines, LP

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TC Pipelines, LP

Statement of Income

Three months ended March 31 (unaudited)
(thousands of dollars, except per unit amounts)	2002	2001
Equity Income from Investment in Northern Border Pipeline Company	11,301	10,767
Equity Income from Investment in Tuscarora Gas Transmission Company	1,086	911
General and Administrative Expenses	(377)	(357)
Financial Charges	(88)	(358)
Net Income	11,922	10,963
Net Income Allocation
Common units	9,661	8,947
Subordinated units	1,847	1,711
General partner	414	305
	11,922	10,963
Net Income per Unit	$0.66	$0.61
Units Outstanding (thousands)	17,500	17,500

Statement of Comprehensive Income

Three months ended March 31 (unaudited)
(thousands of dollars)	2002	2001
Net Income	11,922	10,963
Other Comprehensive Income
Transition adjustment from adoption of SFAS No. 133	—	3,104
Change associated with current period hedging transactions	168	732
Total Comprehensive Income	12,090	14,799

See accompanying Notes to Condensed Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 1. FINANCIAL STATEMENTS (Continued)

TC Pipelines, LP

Balance Sheet

(thousands of dollars)	March 31, 2002 (unaudited)	December 31, 2001
Assets
Current Assets
Cash	12,464	9,194

Investment in Northern Border Pipeline Company	249,999	250,078
Investment in Tuscarora Gas Transmission Company	29,236	29,297
Deferred Amounts	147	119
	291,846	288,688

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	524	426
Accrued interest	93	58
	617	484

Long-Term Debt	21,500	21,500

Partners’ Equity
Common units	221,251	218,935
Subordinated units	39,671	39,229
General partner	5,631	5,532
Other comprehensive income	3,176	3,008
	269,729	266,704
	291,846	288,688

Statement of Cash Flows

Three months ended March 31 (unaudited) (thousands of dollars)	2002	2001
Cash Generated from Operations
Net income	11,922	10,963
Add/(Deduct):
Distributions received in excess of/(less than) equity income	308	(2,259)
Decrease/(increase) in operating working capital	133	(288)
	12,363	8,416
Investing Activities
Deferred amounts	(28)	(45)

Financing Activities
Distributions paid	(9,065)	(8,550)

Increase/(Decrease) in Cash	3,270	(179)
Cash, Beginning of Period	9,194	1,566
Cash, End of Period	12,464	1,387

See accompanying Notes to Condensed Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 1. FINANCIAL STATEMENTS (Continued)

TC Pipelines, LP

Notes to Condensed Financial Statements

(unaudited)

Note 1        Basis of Presentation

TC PipeLines, LP, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership.  The Partnership commenced operations on May 28, 1999.

            The financial statements have been prepared by management in accordance with United States generally accepted accounting principles.  Other comprehensive income recorded by TC PipeLines arises through its equity investments in Northern Border Pipeline Company (Northern Border Pipeline) and Tuscarora Gas Transmission Company (Tuscarora) and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora.  Amounts are stated in United States dollars.

            Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment.  In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations and cash flows for the three months ended March 31, 2002 and 2001 and the financial position as at March 31, 2002 and December 31, 2001.

            The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2        Investment in Northern Border Pipeline Company

The Partnership owns a 30% general partner interest in Northern Border Pipeline, a partnership which owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States. The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is not affiliated with the Partnership.  The general partners of Northern Border Partners, L.P. are controlled by affiliates of Enron Corp. (Enron), which hold a 1.65% general partner interest, and The Williams Companies, Inc. (Williams), which holds the remaining 0.35% general partner interest.  As a result, TC PipeLines has one member and controls 30% of the voting power of the Northern Border Pipeline management committee, Enron has two members and controls 57.75% of the voting power, and Williams has the one remaining member and 12.25% of the voting power of the Northern Border Pipeline management committee.  The Northern Border pipeline system is operated by Northern Plains Natural Gas Company, a wholly owned subsidiary of Enron.  Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

The Northern Border pipeline system serves more than 50 firm transportation shippers with diverse operating and financial profiles.  As of March 31, 2002, on an annualized basis, Enron North America (ENA), an

PART I. FINANCIAL INFORMATION (Continued)

ITEM 1. FINANCIAL STATEMENTS (Continued)

TC Pipelines, LP

Notes to Condensed Financial Statements

(unaudited)

affiliate of Enron, that has filed for Chapter 11 bankruptcy protection, is party to shipper contracts representing approximately 3.5% of Northern Border Pipeline’s contracted capacity.  Northern Border Pipeline estimates that it has aggregate financial exposure for the year 2002 of approximately $9 million of revenues under its firm transportation contracts with ENA, with TC PipeLines’ share equating to approximately $2.7 million.

TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline.  TC PipeLines’ equity income for the three months ended March 31, 2002 and 2001 represents 30% of the net income of Northern Border Pipeline for the same periods.  Retained earnings of TC PipeLines at March 31, 2002 and December 31, 2001 include undistributed earnings from Northern Border Pipeline of $5.2 million and $5.7 million, respectively.  The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three months ended March 31, 2002 and 2001 and as at March 31, 2002 and December 31, 2001.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 1. FINANCIAL STATEMENTS (Continued)

TC Pipelines, LP

Notes to Condensed Financial Statements (Continued)

(unaudited)

Three months ended March 31
(millions of dollars)	2002	2001
Northern Border Pipeline Income Statement
Revenues	78.2	77.0
Costs and expenses	(13.8)	(12.2)
Depreciation	(14.5)	(14.5)
Financial charges	(13.0)	(15.0)
Other income	0.8	0.6
Net income	37.7	35.9

Northern Border Pipeline has recorded other comprehensive income of $1.2 million and $12.8 million (including transition adjustment of $10.3 million) for the three months ended March 31, 2002 and 2001, respectively.

(millions of dollars)	March 31, 2002	December 31, 2001 (audited)
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	15.5	11.0
Other current assets	34.1	36.3
Plant, property and equipment, net	1,673.4	1,685.7
Other assets	20.1	18.9
	1,743.1	1,751.9
Liabilities and Partners’ Equity
Current liabilities	167.2	399.0
Reserves and deferred credits	5.4	5.6
Long-term debt	737.2	513.7
Partners’ Equity
Partners’ capital	822.9	824.4
Accumulated other comprehensive income	10.4	9.2
	1,743.1	1,751.9

Note 3        Investment in Tuscarora Gas Transmission Company

The Partnership owns a 49% general partner interest in Tuscarora, a partnership that owns a 229-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada.  The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TransCanada PipeLines Limited, the parent of the Partnership’s general partner.  The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources.  Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper, accounting for 94% of Tuscarora’s available capacity.  Tuscarora is regulated by the FERC.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 1. FINANCIAL STATEMENTS (Continued)

TC Pipelines, LP

Notes to Condensed Financial Statements (Continued)

(unaudited)

The Partnership uses the equity method of accounting for its investment in Tuscarora.  TC PipeLines’ equity income for the three months ended March 31, 2002 and 2001 represents 49% of the net income of Tuscarora for the same periods.  Retained earnings of TC PipeLines at March 31, 2002 and December 31, 2001 include undistributed earnings from Tuscarora of $0.7 million and $0.6 million, respectively.  The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three months ended March 31, 2002 and 2001 and as at March 31, 2002 and December 31, 2001.

Three months ended March 31
(millions of dollars)	2002	2001
Tuscarora Income Statement
Revenues	5.6	5.2
Costs and expenses	(0.6)	(0.6)
Depreciation	(1.2)	(1.1)
Financial charges	(1.5)	(1.5)
Other income	0.1	0.1
Net income	2.4	2.1

Tuscarora has recorded other comprehensive income of $(0.4) million and nil for the three months ended March 31, 2002 and 2001, respectively.

(millions of dollars)	March 31, 2002	December 31, 2001 (audited)
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	11.7	1.1
Other current assets	2.2	2.1
Plant, property and equipment, net	121.4	121.3
Other assets	1.4	1.6
	136.7	126.1
Liabilities and Partners’ Equity
Current liabilities	8.3	7.7
Long-term debt	90.0	80.0
Partners’ Equity
Partners’ capital	38.3	37.9
Accumulated other comprehensive income	0.1	0.5
	136.7	126.1

Note 4            Credit Facilities and Long-Term Debt

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent, under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility bear interest at a

PART I. FINANCIAL INFORMATION (Continued)

ITEM 1. FINANCIAL STATEMENTS (Continued)

TC Pipelines, LP

Notes to Condensed Financial Statements (Continued)

(unaudited)

floating rate.  The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes.  On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora.  At March 31, 2002, the Partnership had borrowings of $21.5 million outstanding under the Revolving Credit Facility.  The fair value of the Revolving Credit Facility approximates its carrying value because the interest rate is a floating rate.  The interest rate on the Revolving Credit Facility averaged 2.757% and 7.112% for the three months ended March 31, 2002 and 2001, respectively and was 2.755% and 3.015% at March 31, 2002 and December 31, 2001, respectively.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 1. FINANCIAL STATEMENTS (Concluded)

TC Pipelines, LP

Notes to Condensed Financial Statements (Concluded)

(unaudited)

            On May 28, 2001, the Partnership renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner.  The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%.  The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary.  At March 31, 2002 and December 31, 2001 the Partnership had no amount outstanding under the TransCanada Credit Facility.

Note 5            Net Income per Unit

Net income per unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common and subordinated units outstanding.  The general partner’s allocation is equal to an amount based upon the general partner’s 2% interest, adjusted to reflect an amount equal to incentive distributions.  Net income per unit was determined as follows:

Three months ended March 31
(thousands of dollars, except per unit amounts)	2002	2001
Net income	11,922	10,963
Net income allocated to general partner	(238)	(219)
Adjustment to reflect incentive distribution income allocation	(176)	(86)
	(414)	(305)
Net income allocable to units	11,508	10,658
Weighted average units outstanding (thousands)	17,500	17,500
Net income per unit	$0.66	$0.61

Note 6            Distributions

On April 18, 2002, the Partnership declared a cash distribution of $0.50 per unit for the quarter ended March 31, 2002.  The distribution is payable on May 15, 2002 to unitholders of record as of April 30, 2002.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TC Pipelines, LP

Cautionary Statement Regarding Forward-Looking Information

This quarterly report includes forward-looking statements regarding future events and the future financial performance of TC PipeLines, LP.  All forward-looking statements are based on the Partnership’s beliefs as well as assumptions made by and information currently available to the Partnership.  Words such as “believes”, “expects”, “intends”, “forecasts”, “projects”, and similar expressions, identify forward-looking statements within the meaning of the Securities Litigation Reform Act. These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•	regulatory decisions, particularly those of the Federal Energy Regulatory Commission;

•	majority control of the Northern Border Pipeline Company management committee by affiliates of Enron Corp., which has filed for bankruptcy protection;

•	the failure of a shipper on either one of the Partnership’s pipelines to perform its contractual obligations;

•	cost of acquisitions;

•	future demand for natural gas;

•	overcapacity in the industry; and

•	prevailing economic conditions, particularly conditions of the capital and equity markets;

and other risks discussed in the Partnership’s filings with the Securities and Exchange Commission (SEC), including the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statement.

Results of Operations of TC PipeLines, LP

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

The Partnership owns a 30% general partner interest in Northern Border Pipeline. The Partnership acquired this asset from affiliates of its general partner.  The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership not affiliated with TC PipeLines.  The general partners of Northern Border Partners, L.P. are controlled by affiliates of Enron, which hold a 1.65% general partner interest, and The Williams

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

Companies, Inc., which holds the remaining 0.35% general partner interest.  As a result, TC PipeLines has one member and controls 30% of the voting power of the Northern Border Pipeline management committee, Enron has two members and controls 57.75% of the voting power, and Williams has the one remaining member and 12.25% of the voting power of the Northern Border Pipeline management committee.  The Northern Border pipeline system is operated by Northern Plains Natural Gas Company, a wholly owned subsidiary of Enron.  Northern Border Pipeline owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

The Northern Border pipeline system serves more than 50 firm transportation shippers with diverse operating and financial profiles.  As of March 31, 2002, on an annualized basis, Enron North America, an affiliate of Enron, that has filed for Chapter 11 bankruptcy protection, is party to shipper contracts representing approximately 3.5% of Northern Border Pipeline’s contracted capacity.  Northern Border Pipeline estimates that it has aggregate financial exposure for the year 2002 of approximately $9 million of revenues under its firm transportation contracts with ENA, with TC PipeLines’ share equating to approximately $2.7 million (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business”).

The Partnership also owns a 49% general partner interest in Tuscarora Gas Transmission Company.  The Partnership acquired this interest from affiliates of its general partner in September 2000.  The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada, the parent of the Partnership’s general partner.  The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources.  Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper, accounting for 94% of Tuscarora’s available capacity.  Tuscarora owns a 229-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada.

On March 29, 2002, the Public Utility Commission of Nevada rejected the recovery by Nevada Power Co., a subsidiary of Sierra Pacific Resources, of $437 million of the $922 million in deferred energy costs sought by Nevada Power over the next three years.  As a result, Sierra Pacific Resources’ credit rating for unsecured debt, as well as such credit rating for its subsidiaries, Sierra Pacific Power and Nevada Power, were downgraded by Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc. and Moody’s Investor Services, Inc. to below investment grade.  While TC PipeLines has no current indication that Sierra Pacific Power is in default under its contractual obligations to Tuscarora, TC PipeLines is unable to predict the future financial condition of Sierra Pacific Power and accordingly its long-term ability to meet its obligations under existing agreements with Tuscarora including Tuscarora Gas Operating Company’s obligation under the operating agreement with Tuscarora.

TC PipeLines accounts for its interests in Northern Border Pipeline and Tuscarora using the equity method of accounting.

First Quarter 2002 Compared with First Quarter 2001

Equity income from the Partnership’s investment in Northern Border Pipeline increased $0.5 million or 5%, to $11.3 million for the first quarter of 2002, compared to equity income of $10.8 million for the same period last year.  The increase is due primarily to incremental revenues from Project 2000, Northern Border Pipeline’s 35-mile pipeline extension and expansion, which was completed in October 2001, lower operations and maintenance expenses, and lower interest expense, resulting from lower average interest rates.  These increases were partially offset by a reduction in 2002 first quarter revenues related to amounts owing from ENA, a subsidiary of Enron, which has filed for

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

Chapter 11 bankruptcy protection (see "Update on the Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business").  Adjustments to estimates of ad valorem taxes recorded in the first quarter of 2001 had the impact of reducing taxes reported last year to levels lower than would normally have been expected.

Equity income from the Partnership’s investment in Tuscarora increased $0.2 million or 19% to $1.1 million for the first quarter of 2002, compared to equity income of $0.9 million for the same period last year.  The increase is due primarily to incremental revenues from the Hungry Valley lateral, Tuscarora’s 14-mile pipeline lateral, which was completed at the end of January 2001.

The Partnership reported general and administrative expenses of $0.4 million for the first quarter of both 2002 and 2001.

The Partnership reported financial charges of $0.1 million for the first quarter of 2002, $0.2 million lower than the same period last year due primarily to lower average interest rates (see "Liquidity and Capital Resources of TC PipeLines, LP - General").

Liquidity and Capital Resources of TC PipeLines, LP

Cash Distribution Policy of TC PipeLines, LP

During the subordination period, which generally cannot end before June 30, 2004, the Partnership will make distributions of available cash as defined in the partnership agreement in the following manner:

•

First, 98% to the common units, pro rata, and 2% to the general partner, until there has been distributed for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•

Second, 98% to the common units, pro rata, and 2% to the general partner, until there has been distributed for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for that quarter and for any prior quarters during the subordination period;

•

Third, 98% to the subordinated units, pro rata, and 2% to the general partner, until there has been distributed for each outstanding subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

•

Thereafter, in a manner whereby the general partner has rights (referred to as incentive distribution rights) to receive increasing percentages of excess quarterly distributions over specified distribution thresholds.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

2002 First Quarter Cash Distribution

On April 18, 2002, the board of directors of the general partner declared the Partnership’s 2002 first quarter cash distribution, which will be paid on May 15, 2002 to unitholders of record as of April 30, 2002.  The cash distribution totaling $9.1 million will be paid in the following manner:  $7.4 million to common unitholders, $1.4 million to the general partner as holder of the subordinated units, and $0.3 million to the general partner as holder of incentive distribution rights and in respect of its 2% general partner interest.

General

On April 23, 2002, the Partnership filed a shelf registration statement with the SEC to sell, from time to time, up to $200 million of common units representing limited partner interests as well as debt securities.  The Partnership intends to use the net proceeds for general purposes, repayment of debt, future acquisitions, capital expenditures and working capital.

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent, under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 0.875% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% or the prime rate.  The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes.  On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora.  At March 31, 2002, the Partnership had borrowings of $21.5 million outstanding under the Revolving Credit Facility. The interest rate on the Revolving Credit Facility averaged 2.757% for the period ended March 31, 2002 and was 2.755% at March 31, 2002.  On April 16, 2002, the Partnership made an $8.0 million principal payment on the Revolving Credit Facility.

On May 28, 2001, the Partnership renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner.  The TransCanada Credit Facility bears interest at LIBOR plus 1.25%.  The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary.  At March 31, 2002, the Partnership had no amount outstanding under the TransCanada Credit Facility.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased to $12.4 million for the first quarter of 2002 from $8.4 million for the same period last year.  For the first quarter of 2002 and 2001, the Partnership received cash

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

distributions in aggregate of $11.8 million and $9.4 million, respectively, from its equity investment in Northern Border Pipeline. The Partnership also received a cash distribution of $0.9 million from its equity investment in Tuscarora for the first quarter of 2002.  Tuscarora did not make a cash distribution in the first quarter of 2001 due to the timing of the implementation of Tuscarora’s cash distribution policy.

Cash Flows from Financing Activities

In the first quarter of 2002, the Partnership paid $9.1 million in cash distributions: $7.4 million to common unitholders, $1.4 million to the general partner as holder of the subordinated units, and $0.3 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest.  This compares to cash distributions of $8.6 million, which were paid by the Partnership in the first quarter of 2001.

Capital Requirements

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions in 2002, TC PipeLines expects to fund these requirements with operating cash flows, debt and/or equity.

Since the interests in Northern Border Pipeline and Tuscarora are currently the Partnership’s only significant sources of income, the Partnership’s results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora.

Results of Operations of Northern Border Pipeline Company

The following sets out summarized financial information for Northern Border Pipeline for the three months ended March 31, 2002 and 2001 and as at March 31, 2002 and December 31, 2001. Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

Three months ended March 31 (unaudited)
(millions of dollars)	2002	2001
Northern Border Pipeline Income Statement
Revenues	78.2	77.0
Costs and expenses	(13.8)	(12.2)
Depreciation	(14.5)	(14.5)
Financial charges	(13.0)	(15.0)
Other income	0.8	0.6
Net income	37.7	35.9

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

(millions of dollars)	March 31, 2002 (unaudited)	December 31, 2001
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	15.5	11.0
Other current assets	34.1	36.3
Plant, property and equipment, net	1,673.4	1,685.7
Other assets	20.1	18.9
	1,743.1	1,751.9
Liabilities and Partners’ Equity
Current liabilities	167.2	399.0
Reserves and deferred credits	5.4	5.6
Long-term debt	737.2	513.7
Partners’ Equity
Partners’ capital	822.9	824.4
Accumulated other comprehensive income	10.4	9.2
	1,743.1	1,751.9

First Quarter 2002 Compared with First Quarter 2001

Net income to partners increased $1.8 million (5%) for the first quarter of 2002, as compared to the same period in 2001.  Northern Border Pipeline’s operating results benefited from reductions in interest rates, which reduced its interest expense for 2002 as compared to 2001.

Revenues increased $1.1 million (1%) for the first quarter of 2002, as compared to the same period in 2001, due primarily to additional revenues of approximately $3.4 million related to a pipeline expansion and extension project completed in October 2001 (Project 2000).  The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by ENA, which filed for Chapter 11 bankruptcy protection in December 2001 (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business”).  For the first quarter of 2002, the revenues lost on this capacity totaled approximately $1.5 million.

Costs and expenses consist of operations and maintenance expense and taxes other than income.

Operations and maintenance expense decreased $1.3 million (16%) for the first quarter of 2002, as compared to the same period in 2001, due primarily to a decrease in employee benefits and administrative expenses.

Taxes other than income increased $2.8 million (76%) for the first quarter of 2002, as compared to the same period in 2001.  The 2001 amount included reductions to previous estimates of ad valorem taxes.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

Interest expense decreased $2.0 million (14%) for the first quarter of 2002, as compared to the same period in 2001, due primarily to a decrease in Northern Border Pipeline’s average interest rate between 2001 and 2002.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

Liquidity and Capital Resources of Northern Border Pipeline Company

Debt and Credit Facilities

Northern Border Pipeline’s debt and credit facilities outstanding at March 31, 2002, are as follows:

	Payments Due by Period
		Current Portion
	Total	(Less Than 1 Year)	Long-Term Portion
		(In Thousands)

Pipeline Credit Agreement, average 2.08%	$265,000	$41,456	$223,544
1992 Series C and D Senior Notes, average 8.53%	143,000	78,000	65,000
7.75% Senior Notes due 2009	200,000	—	200,000
7.50% Senior Notes due 2021	250,000	—	250,000
Total	$858,000	$119,456	$738,544

Northern Border Pipeline had previously entered into a 1997 credit agreement (Pipeline Credit Agreement) with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $245 million term loan, both maturing in June 2002.  At March 31, 2002, $20 million was outstanding under the five-year revolving credit facility.  As discussed below, the Pipeline Credit Agreement was partially repaid in April 2002.  Northern Border Pipeline anticipates refinancing the Pipeline Credit Agreement with a $175 million revolving credit facility in the second quarter of 2002.

At March 31, 2002, Northern Border Pipeline had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement.  The Series C Notes, with a principal amount of $78 million, mature in August 2002.  The Series D Notes will mature in August 2003.  Northern Border Pipeline anticipates borrowing under the refinanced Pipeline Credit Agreement to repay the Series C Notes.

In November 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the issuance of senior notes discussed below.  The swaps were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes.

In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 (2002 Pipeline Senior Notes).  The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness.  The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding under the Pipeline Credit Agreement.  Upon issuance of the 2002

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

Pipeline Senior Notes, Northern Border Pipeline terminated the forward starting interest rate swaps and received approximately $2.4 million.

Short-term liquidity needs will be met by operating cash flows and the refinanced Pipeline Credit Agreement.  Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows From Operating Activities

Cash flows provided by operating activities increased $14.9 million to $52.8 million for the first quarter of 2002, as compared to the same period in 2001, primarily due to positive changes in working capital and the impact of rate case refunds in 2001.  In 2002, working capital for the quarter increased $0.9 million as compared to a decrease in 2001 of $7.4 million.  The 2001 amount reflected interest payments of $23.8 million as compared to interest payments of $15.8 million in the first quarter of 2002.  Additionally in the first quarter of 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case refunds.  During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

Cash Flows From Investing Activities

Capital expenditures were $2.1 million for the first quarter of 2002 as compared to $4.6 million for the comparable period in 2001.  The 2001 amount included $3.8 million for Project 2000.  The remaining capital expenditures for 2002 and 2001 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2002 are estimated to be $10 million, including $2 million for Project 2000.  Northern Border Pipeline currently anticipates funding its 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

Cash Flows From Financing Activities

Cash flows used in financing activities decreased slightly to $46.2 million for the first quarter of 2002 as compared to $46.8 million for the comparable period in 2001.  Distributions to partners increased $7.8 million to $39.2 million for the first quarter of 2002, as compared to the same period in 2001.  The distribution amount paid in the current quarter is determined from the prior quarter’s operating results.  The increase in the 2002 distribution amount was primarily due to an increase in net income in the fourth quarter of 2001 as compared to the fourth quarter of 2000.  During the first quarter of 2002, Northern Border Pipeline had net repayments under the Pipeline Credit Agreement of $7.0 million as compared to net borrowings in 2001 of $7.0 million.  For the first quarter of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million.  At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate refund checks outstanding.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business

As more fully discussed in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2001, on December 2, 2001, Enron filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  Certain wholly owned Enron subsidiaries, including ENA, have also filed for Chapter 11 bankruptcy protection.  ENA is a party to shipper contracts obligating ENA to pay demand charges for approximately 3.5% of Northern Border Pipeline’s capacity.  ENA has neither assumed nor rejected these contracts, but its ability to use the capacity has been suspended until it provides adequate assurance of credit support.  Northern Border Pipeline has filed with the bankruptcy court a motion to compel ENA to either assume or reject these contracts.  Northern Border Pipeline has estimated its financial exposure for the year 2002 to be approximately $9 million of revenues under the firm transportation contracts with ENA.  Northern Border Pipeline has stated that it believes that failure by ENA to perform its obligations under the firm transportation contracts will not have a material adverse impact on Northern Border Pipeline’s financial condition.

Northern Border Pipeline has advised TC PipeLines that on May 3, 2002, Enron presented to the creditor's committee a proposal under which certain of Enron's core energy assets would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. Northern Plains Natural Gas Company and Pan Border Gas Company are proposed to be included in this company. Northern Plains and Pan Border are general partners of Northern Border Intermediate Limited Partnership, which owns a 70% interest in Northern Border Pipeline. If the creditor's committee endorses this proposal, it must then be presented to the Bankruptcy Court for approval.

TC PipeLines plans to continue to monitor developments at Enron, to continue to assess the impact on TC PipeLines of Northern Border Pipeline’s existing agreements and relationships with Enron and to take appropriate action to protect the interests of TC PipeLines and its unitholders.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

Results of Operations of Tuscarora Gas Transmission Company

The following sets out summarized financial information for Tuscarora for the three months ended March 31, 2002 and 2001 and as at March 31, 2002 and December 31, 2001.  Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

Three months ended March 31 (unaudited)
(millions of dollars)	2002	2001
Tuscarora Income Statement
Revenues	5.6	5.2
Costs and expenses	(0.6)	(0.6)
Depreciation	(1.2)	(1.1)
Financial charges	(1.5)	(1.5)
Other income	0.1	0.1
Net income	2.4	2.1

(millions of dollars)	March 31, 2002 (unaudited)	December 31, 2001
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	11.7	1.1
Other current assets	2.2	2.1
Plant, property and equipment, net	121.4	121.3
Other assets	1.4	1.6
	136.7	126.1
Liabilities and Partners’ Equity
Current liabilities	8.3	7.7
Long-term debt	90.0	80.0
Partners’ Equity
Partners’ capital	38.3	37.9
Accumulated other comprehensive income	0.1	0.5
	136.7	126.1

First Quarter 2002 Compared with First Quarter 2001

Revenues generated by Tuscarora increased to $5.6 million for the first quarter of 2002 from $5.2 million for the same period last year due primarily to incremental revenue from the Hungry Valley lateral.

Costs and expenses, depreciation and financial charges incurred and other income earned by Tuscarora in the first quarter of 2002 were consistent with the same period last year.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TC Pipelines, LP

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

General

On January 4, 2002, Tuscarora entered into a credit agreement with a third party for a $5 million, 364-day revolving credit facility which bears interest at either the LIBOR rate plus 1% or the prime rate.  At March 31, 2002, Tuscarora had no amount outstanding under the revolving credit facility.

On March 15, 2002, Tuscarora issued Series C Senior Secured Notes in the amount of $10 million.  These notes bear interest at 6.89% and are due in 2012.  The proceeds from these notes will be used to finance the construction of Tuscarora’s expansion project.

PART I. FINANCIAL INFORMATION (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

TC Pipelines, LP

Cash Flows from Operating Activities

Cash flows provided by operating activities increased to $4.0 million for the first quarter of 2002 compared to $1.8 million for the same period in 2001 and is primarily due to changes in working capital and increased net income.

Cash Flows from Investing Activities

Net cash used in investing activities for the first quarter of 2002 and 2001 were $1.4 million and $2.6 million, respectively.  This change is due to a decrease in capital expenditures.

Cash Flows from Financing Activities

For the first quarter of 2002, Tuscarora recorded cash flow from financing activities of $8.0 million compared to $0.1 million for the same period in 2001.  Tuscarora received proceeds of $10.0 million from the issuance of its Series C Secured Notes in the first quarter of 2002.  Tuscarora also paid a cash distribution of $1.9 million in the first quarter of 2002.  Tuscarora did not make a cash distribution in the first quarter of 2001 due to the timing of the implementation of Tuscarora’s cash distribution policy.

PART I. FINANCIAL INFORMATION (Concluded)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC Pipelines, LP

TC PipeLines' interest rate exposure results from its Revolving Credit Facility, which is subject to variability in LIBOR interest rates.  Since December 31, 2001, there has not been any material change to TC PipeLines’ interest rate exposure.

The Partnership’s market risk sensitivity is also influenced by and reflects the same factors that influence Northern Border Pipeline.  Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas they transport, and, therefore, do not assume any of the related natural gas commodity price risk.

Northern Border Pipeline’s interest rate exposure results from variable rate borrowings from commercial banks.  To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt.  There have not been any material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2001, in Item 7a of TC PipeLines’ Annual Report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

TC PipeLines, LP

(a)               Exhibits.

*4.1	Indenture dated April 29, 2002, between Nothern Border Pipeline and Bank One Trust Company, NA, as trustee.
*4.2	Registration Rights Agreement dated April 29, 2002, among Northern Border Pipeline and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., and BMO Nesbitt Burns Corp., as initial purchasers.

* Indicates exhibits incorporated by reference.

(b)              Reports on Form 8-K

1.               Report on Form 8-K dated February 5, 2002 and filed on February 12, 2002 reporting Arthur Andersen LLP had resigned as auditors of Northern Border Pipeline effective February 5, 2002 and the subsequent appointment of KPMG LLP as Northern Border Pipeline’s independent auditor.

2.               Report on Form 8-K dated February 22, 2002 and filed on March 15, 2002 reporting Northern Border Pipeline received a copy of a subpoena issued to Enron by the Committee on Governmental Affairs of the Senate of the United States dated February 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC PipeLines, LP
(a Delaware Limited Partnership)

	By:	TC PipeLines GP, Inc., its general partner

	By:	/s/ Russell K. Girling
Date: May 14, 2002		Russell K. Girling
Chief Financial Officer (duly authorized officer)

	By:	/s/ Theresa Jang
Date: May 14, 2002		Theresa Jang
Controller (duly authorized officer)