Form 10-Q
period 2002-06-30
TC PIPELINES LP
filed 2002-08-14
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number:  000-26091

TC PipeLines, LP

(Exact name of registrant as specified in its charter)

Delaware	52-2135448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 Turnpike Road, Suite 203 Westborough, Massachusetts	01581
(Address of principal executive offices)	(Zip code)

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

Yes  ☒                   No  ☐

As of August 5, 2002 there were 15,627,129 of the registrant’s common units outstanding.

TC PipeLines, LP

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

(unaudited) (thousands of dollars, except per unit amounts)	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Equity Income from Investment in Northern Border Pipeline Company	11,552	9,489	22,853	20,256
Equity Income from Investment in Tuscarora Gas Transmission Company	1,027	868	2,113	1,779
General and Administrative Expenses	(304)	(299)	(681)	(656)
Financial Charges	(61)	(265)	(149)	(623)
Net Income	12,214	9,793	24,136	20,756
Net Income Allocation
Common units	9,832	7,935	19,493	16,882
Subordinated units	1,881	1,517	3,728	3,228
General partner	501	341	915	646
	12,214	9,793	24,136	20,756
Net Income per Unit	$0.67	$0.54	$1.33	$1.15
Units Outstanding (thousands)	17,500	17,500	17,500	17,500

Statement of Comprehensive Income

(unaudited) (thousands of dollars)	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net Income	12,214	9,793	24,136	20,756
Other Comprehensive Income
Transition adjustment from adoption of SFAS No. 133	—	—	—	3,104
Change associated with current period hedging transactions	(866)	1,550	(698)	2,282
Total Comprehensive Income	11,348	11,343	23,438	26,142

See accompanying Notes to Condensed Financial Statements.

TC PipeLines, LP

Balance Sheet

(thousands of dollars)	June 30, 2002 (unaudited)	December 31, 2001
Assets
Current Assets
Cash	6,268	9,194

Investment in Northern Border Pipeline Company	248,454	250,078
Investment in Tuscarora Gas Transmission Company	29,042	29,297
Deferred Amounts	170	119
	283,934	288,688

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	395	426
Accrued interest	27	58
	422	484

Long-Term Debt	11,500	21,500

Partners’ Equity
Common units	223,737	218,935
Subordinated units	40,148	39,229
General partner	5,817	5,532
Other comprehensive income	2,310	3,008
	272,012	266,704
	283,934	288,688

Statement of Cash Flows

(unaudited) (thousands of dollars)

Six months ended June 30

	2002	2001

Cash Generated from Operations
Net income	24,136	20,756
Add/(Deduct):
Distributions received in excess of/(less than) equity income	1,181	(250)
Increase in operating working capital	(62)	(270)
	25,255	20,236
Investing Activities
Deferred amounts	(51)	(45)

Financing Activities
Distributions paid	(18,130)	(17,100)
Repayment of long-term debt	(10,000)	—
	(28,130)	(17,100)
(Decrease)/Increase in Cash	(2,926)	3,091
Cash, Beginning of Period	9,194	1,566
Cash, End of Period	6,268	4,657

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

Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment.  In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations for the three and six months ended June 30, 2002 and 2001, the financial position as at June 30, 2002 and December 31, 2001 and cash flows for the six months ended June 30, 2002 and 2001.

The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Northern Border pipeline system serves more than 50 firm transportation shippers with diverse operating and financial profiles.  Enron

Notes to Condensed Financial Statements (continued)

(unaudited)

North America (ENA), an affiliate of Enron that has filed for Chapter 11 bankruptcy protection, is a party to a shipper contract obligating ENA to pay demand charges for approximately 1.7% of Northern Border Pipeline’s capacity.  ENA must effect a permanent release of the contract capacity or assume or reject the contract by October 31, 2002.  Northern Border Pipeline has estimated its financial exposure for the last six months of 2002 to be approximately $1.7 million of revenues, with TC PipeLines’ share equating to approximately $0.5 million.

Notes to Condensed Financial Statements (continued)

(unaudited)

TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline.  TC PipeLines’ equity income for the three and six months ended June 30, 2002 and 2001 represents 30% of the net income of Northern Border Pipeline for the same periods.  Retained earnings of TC PipeLines at June 30, 2002 and December 31, 2001 include undistributed earnings from Northern Border Pipeline of $4.5 million and $5.7 million, respectively.  The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three and six months ended June 30, 2002 and 2001 and as at June 30, 2002 and December 31, 2001.

	Three months ended June 30		Six months ended June 30
(millions of dollars)	2002	2001	2002	2001
Northern Border Pipeline Income Statement
Revenues	80.2	77.0	158.3	154.0
Costs and expenses	(13.7)	(16.0)	(27.4)	(28.2)
Depreciation	(14.5)	(14.3)	(29.0)	(28.7)
Financial charges	(13.8)	(13.7)	(26.8)	(28.8)
Other income/(expense)	0.3	(1.4)	1.1	(0.8)
Net income	38.5	31.6	76.2	67.5

Northern Border Pipeline has recorded other comprehensive income of $(2.9) million and $5.2 million, for the three months ended June 30, 2002 and 2001, respectively and $(1.6) million and $18.0 million (including transition adjustment of $10.3 million) for the six months ended June 30, 2002 and 2001, respectively.

(millions of dollars)	June 30, 2002	December 31, 2001 (audited)
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	5.5	11.0
Other current assets	36.7	36.3
Plant, property and equipment, net	1,660.1	1,685.7
Other assets	23.8	18.9
	1,726.1	1,751.9
Liabilities and Partners’ Equity
Current liabilities	125.5	399.0
Reserves and deferred credits	5.4	5.6
Long-term debt, net of current maturities	767.1	513.7
Partners’ equity
Partners’ capital	820.6	824.4
Accumulated other comprehensive income	7.5	9.2
	1,726.1	1,751.9

Notes to Condensed Financial Statements (continued)

(unaudited)

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

The Partnership uses the equity method of accounting for its investment in Tuscarora.  TC PipeLines’ equity income for the three and six months ended June 30, 2002 and 2001 represents 49% of the net income of Tuscarora for the same periods.  Retained earnings of TC PipeLines at June 30, 2002 and December 31, 2001 include undistributed earnings from Tuscarora of $0.6 million and $0.6 million, respectively.  The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three and six months ended June 30, 2002 and 2001 and as at June 30, 2002 and December 31, 2001.

	Three months ended June 30		Six months ended June 30
(millions of dollars)	2002	2001	2002	2001
Tuscarora Income Statement
Revenues	5.6	5.3	11.2	10.5
Costs and expenses	(0.7)	(0.6)	(1.3)	(1.2)
Depreciation	(1.2)	(1.2)	(2.4)	(2.3)
Financial charges	(1.5)	(1.6)	(3.0)	(3.1)
Other income	0.2	0.1	0.3	0.2
Net income	2.4	2.0	4.8	4.1

Tuscarora has recorded other comprehensive income of less than $0.1 million and nil for the three months ended June 30, 2002, and 2001, respectively, and $(0.4) million and nil for the six months ended June 30, 2002 and 2001, respectively.

(millions of dollars)	June 30, 2002	December 31, 2001 (audited)
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	1.2	1.1
Other current assets	2.1	2.1
Plant, property and equipment, net	129.4	121.3
Other assets	1.4	1.6
	134.1	126.1
Liabilities and Partners’ Equity
Current liabilities	7.8	7.7
Long-term debt, net of current maturities	88.0	80.0
Partners’ equity
Partners’ capital	38.2	37.9
Accumulated other comprehensive income	0.1	0.5
	134.1	126.1

Notes to Condensed Financial Statements (continued)

(unaudited)

Note 4    Credit Facilities and Long-Term Debt

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent, under which the Partnership may borrow up to an aggregate principal amount of $30 million. Loans under the Revolving Credit Facility bear interest at a floating rate.  The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes.  At June 30, 2002 and December 31, 2001, the Partnership had borrowings of $11.5 million and $21.5 million, respectively, outstanding under the Revolving Credit Facility.  The fair value of the Revolving Credit Facility approximates its carrying value because the interest rate is a floating rate.  The interest rate on the Revolving Credit Facility averaged 2.8% and 5.5% for the three months ended June

Notes to Condensed Financial Statements (concluded)

(unaudited)

30, 2002 and 2001, respectively, 2.8% and 6.3% for the six months ended June 30, 2002 and 2001, respectively, and was 2.9% and 3.0% at June 30, 2002 and December 31, 2001, respectively.

On May 28, 2001, the Partnership renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada Pipeline USA Ltd., an affiliate of the general partner.  The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary. At June 30, 2002 and December 31, 2001 the Partnership had no amount outstanding under the TransCanada Credit Facility.

Note 5    Net Income per Unit

Net income per unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common and subordinated units outstanding.  The general partner’s allocation is equal to an amount based upon the general partner’s 2% interest, adjusted to reflect an amount equal to incentive distributions.  Net income per unit was determined as follows:

	Three months ended June 30		Six months ended June 30
(thousands of dollars, except per unit amounts)	2002	2001	2002	2001
Net income	12,214	9,793	24,136	20,756
Net income allocated to general partner	(245)	(197)	(483)	(416)
Adjustment to reflect incentive distribution income allocation	(256)	(144)	(432)	(230)
	(501)	(341)	(915)	(646)
Net income allocable to units	11,713	9,452	23,221	20,110
Weighted average units outstanding (thousands)	17,500	17,500	17,500	17,500
Net income per unit	$0.67	$0.54	$1.33	$1.15

Note 6       Distributions

On July 22, 2002, the Partnership declared a cash distribution of $0.525 per unit for the quarter ended June 30, 2002.  The distribution is payable on August 14, 2002 to unitholders of record as of July 31, 2002.

Note 7       Subsequent Event

On August 1, 2002, 936,435 subordinated units, representing one third of the outstanding subordinated units held by the general partner, were converted into an equal number of common units as provided for in the amended and restated partnership agreement of TC PipeLines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TC PipeLines, LP

Cautionary Statement Regarding Forward-Looking Information

This quarterly report includes forward-looking statements regarding future events and the future financial performance of TC PipeLines, LP.  All forward-looking statements are based on the Partnership’s beliefs as well as assumptions made by and information currently available to the Partnership.  Words such as “believes”, “expects”, “intends”, “forecasts”, “projects”, and similar expressions, identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act. These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•                                          regulatory decisions, particularly those of the Federal Energy Regulatory Commission;

•                                          majority control of the Northern Border Pipeline Company management committee by affiliates of Enron Corp., which has filed for bankruptcy protection;

•                                          the failure of a shipper on either one of the Partnership’s pipelines to perform its contractual obligations, including Sierra Pacific Power Company, the shipper of 94% of Tuscarora Gas Transmission Company’s capacity;

•                                          cost of acquisitions;

•                                          future demand for natural gas;

•                                          overcapacity in the industry; and

•                                          prevailing economic conditions, particularly conditions of the capital and equity markets;

and other risks discussed in the Partnership’s filings with the Securities and Exchange Commission (SEC), including the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements.

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

The Partnership owns a 30% general partner interest in Northern Border Pipeline. The Partnership acquired this asset from affiliates of its general partner.  The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership not affiliated with TC PipeLines.  The general partners of Northern Border Partners, L.P. are controlled by affiliates of Enron (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business"), which hold a 1.65% general partner interest, and The Williams Companies, Inc., which holds the remaining 0.35% general partner interest.  As a result, TC PipeLines has one member and controls 30% of the voting power of the Northern Border Pipeline management committee, Enron has two members and controls 57.75% of the voting power, and Williams has the one remaining member and 12.25% of the voting power of the Northern Border Pipeline management committee.  The Northern Border pipeline system is operated by Northern Plains Natural Gas Company, a wholly owned subsidiary of Enron (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business").  Northern Border Pipeline owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States.

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

On March 29, 2002, the Public Utility Commission of Nevada (PUCN) rejected the recovery by Nevada Power Co., a subsidiary of Sierra Pacific Resources, of approximately $437 million of the approximate $922 million in deferred energy costs sought by Nevada Power.  Nevada Power is allowed to recover the remaining $485 million in deferred energy costs over the next three years.  As a result, Sierra Pacific Resources’ credit rating for unsecured debt, as well as such credit rating for its subsidiaries, Sierra Pacific Power and Nevada Power, were downgraded by Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc. and Moody’s Investor Services, Inc. to below investment grade.  On May 28, 2002, the PUCN rejected the recovery by Sierra Pacific Power, of approximately $55 million of the approximate $205 million in deferred energy costs sought by Sierra Pacific Power.  Sierra Pacific Power is allowed to recover the remaining $150 million in deferred energy costs over the next three years.  While TC PipeLines has no current indication that Sierra Pacific Power is in default under its contractual obligations to Tuscarora, TC PipeLines is unable to predict the future financial condition of Sierra Pacific Power and, accordingly, its long-term ability to meet its obligations under existing agreements with Tuscarora including Tuscarora Gas Operating Company’s obligation under the operating agreement with Tuscarora.

Critical Accounting Policy

TC PipeLines accounts for its investments in both Northern Border Pipeline and Tuscarora using the equity method of accounting as detailed in notes two and three to the financial statements.  The equity method of accounting is appropriate where the investor is able to exercise significant influence over the operating and financial policies of an investee.  TC PipeLines is able to exercise significant influence over its investments in Northern Border Pipeline and Tuscarora as evidenced by its representation on their respective management committees.

Second Quarter 2002 Compared with Second Quarter 2001

Net income increased $2.4 million, or 24%, to $12.2 million for the second quarter of 2002, compared to $9.8 million for the same period last year.  This increase is primarily due to increased equity income from Northern Border Pipeline.

Equity income from the Partnership’s investment in Northern Border Pipeline increased $2.1 million, or 22%, to $11.6 million for the second quarter of 2002, compared to $9.5 million for the same period last year.   Approximately $1.0 million of the increase is due to incremental revenues from Project 2000, Northern Border Pipeline’s 35-mile pipeline extension and expansion, which was completed in October 2001.  Uncollected revenues associated with the transportation capacity held by Enron North America (ENA), an affiliate of Enron that has filed for Chapter 11 bankruptcy protection, (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business”) offsets the increase in equity income by approximately $0.1 million.   Approximately $0.5 million of the increase in Northern Border Pipeline equity income is due to a decrease in operations and maintenance expenses.  In addition, a charge booked in the second quarter of 2001 for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline’s communication system caused 2002 second quarter equity income from Northern Border Pipeline to be approximately $0.5 million higher than last year.

Equity income from the Partnership’s investment in Tuscarora was $1.0 million for the second quarter of 2002, representing a $0.1 million increase from the 2001 second quarter equity income of $0.9 million.

The Partnership reported general and administrative expenses of $0.3 million for each of the second quarters of 2002 and 2001.

Financial charges of the Partnership decreased $0.2 million, to $0.1 million for the second quarter of 2002, compared to $0.3 million for the same period last year.  This decrease is due primarily to lower average debt balances and lower interest rates (see “Liquidity and Capital Resources of TC PipeLines, LP - Cash Flows from Financing Activities”).

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net income increased $3.3 million, or 16%, to $24.1 million for the first six months of 2002, compared to $20.8 million for the same period last year.  This increase is primarily due to increased equity income from Northern Border Pipeline and reduced financial charges.

Equity income from the Partnership’s investment in Northern Border Pipeline increased $2.6 million, or 13%, to $22.9 million for the first six months  of 2002, compared to $20.3 million for the same period last year.  Approximately $2 million of the increase is due to incremental revenues from Project 2000.   Approximately $0.5 million relating to uncollected revenues associated with transportation capacity held by ENA (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business”) partially offsets the increase in equity income from Northern Border Pipeline.  Lower operations and maintenance expenses and lower interest expense, resulting from lower average interest rates increased equity income by approximately $0.9 million and $0.6 million, respectively.  In addition, a charge booked in the second quarter of 2001 for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline’s communication system caused equity income to be approximately $0.5 million higher for the first six months of 2002 compared to the same period last year.  Equity income from Northern Border Pipeline was $0.7 million lower for the first six months of 2002 compared to the same period last year due to increased ad valorem taxes in 2002 as a result of the completion of Project 2000 and because smaller adjustments to estimates of ad valorem taxes were required in the first six months of 2002 compared to the same period last year.

Equity income from the Partnership’s investment in Tuscarora increased $0.3 million, or 17%, to $2.1 million for the first six months of 2002, compared to $1.8 million for the same period last year.

The Partnership reported general and administrative expenses of $0.7 million for each of the first six months of 2002 and 2001.

Financial charges of the Partnership decreased $0.5 million to $0.1 million for the first six months of 2002, compared to $0.6 million for the same period last year.  This decrease is due primarily to lower average debt balances and lower interest rates (see “Liquidity and Capital Resources of TC PipeLines, LP - Cash Flows from Financing Activities”).

Liquidity and Capital Resources of TC PipeLines, LP

Early Conversion of Subordinated Units

On August 1, 2002, 936,435 subordinated units, representing one third of the outstanding subordinated units held by the general partner, were converted into an equal number of common units as provided for in the amended and restated partnership agreement of TC PipeLines.

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

2002 Second Quarter Cash Distribution

On July 22, 2002, the board of directors of the general partner declared the Partnership’s 2002 second quarter cash distribution in the amount of $0.525 per unit, representing a $0.025 per unit increase from the previous quarterly distribution level of $0.50 per unit.  This distribution will be paid on August 14, 2002 to unitholders of record as of July 31, 2002.  The second quarter cash distribution totaling $9.6 million will be paid in the following manner:  $7.7 million to common unitholders (including $1.5 million to an affiliate of TransCanada as holder of 2,800,000 common units), $1.5 million to the general partner as holder of the subordinated units, and $0.4 million to the general partner as holder of incentive distribution rights and in respect of its 2% general partner interest.

General

On April 23, 2002, the Partnership filed a shelf registration statement with the SEC to sell, from time to time, up to $200 million of common units representing limited partner interests and/or debt securities.  The Partnership intends to use the net proceeds for general purposes, repayment of debt, future acquisitions, capital expenditures and working capital.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $5.1 million, or 25%, to $25.3 million for the first six months of 2002, compared to $20.2 million for the same period last year.  For the first six months of 2002 and 2001, the Partnership received cash distributions of $24.0 million and $21.0 million, respectively, from its equity investment in Northern Border Pipeline.  The Partnership also received cash distributions of $2.2 million and $0.8 million from its equity investment in Tuscarora for the first six months of 2002 and 2001, respectively.  Tuscarora did not make a cash distribution in the first quarter of 2001 due to the timing of the implementation of its cash distribution policy.

Cash Flows from Financing Activities

In the first six months of 2002, the Partnership paid $18.1 million in cash distributions: $14.7 million to common unitholders, $2.8 million to the general partner as holder of the subordinated units, and $0.6 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest.  This compares to cash distributions of $17.1 million, which were paid by the Partnership in the first six months of 2001.

On August 22, 2000, the Partnership entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent, under which the Partnership may borrow up to an aggregate principal amount of $30 million.  Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 0.875% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% or the prime rate.  The Revolving Credit Facility matures on August 31, 2003. Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes.  On September 1, 2000, the Partnership borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora.  In the second quarter of 2002 the Partnership made principal re-payments on the Revolving Credit Facility of $10 million.  At June 30, 2002, the Partnership had borrowings of $11.5 million outstanding under the Revolving Credit Facility. The interest rate on the Revolving Credit Facility averaged 2.8% for both the three and six months ended June 30, 2002 and was 2.9% at June 30, 2002.

On May 28, 2001, the Partnership renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner.  The TransCanada Credit Facility bears interest at LIBOR plus 1.25%.  The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary.  At June 30, 2002, the Partnership had no amount outstanding under the TransCanada Credit Facility.

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

Results of Operations of Northern Border Pipeline Company

The following sets out summarized financial information for Northern Border Pipeline for the three and six months ended June 30, 2002 and 2001 and as at June 30, 2002 and December 31, 2001. Amounts discussed represent 100% of the operations of Northern Border Pipeline, of which the Partnership has held a 30% interest since May 28, 1999.

(unaudited) (millions of dollars)	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Northern Border Pipeline Income Statement
Revenues	80.2	77.0	158.3	154.0
Costs and expenses	(13.7)	(16.0)	(27.4)	(28.2)
Depreciation	(14.5)	(14.3)	(29.0)	(28.7)
Financial charges	(13.8)	(13.7)	(26.8)	(28.8)
Other income/(expense)	0.3	(1.4)	1.1	(0.8)
Net income	38.5	31.6	76.2	67.5

(millions of dollars)	June 30, 2002 (unaudited)	December 31, 2001
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	5.5	11.0
Other current assets	36.7	36.3
Plant, property and equipment, net	1,660.1	1,685.7
Other assets	23.8	18.9
	1,726.1	1,751.9
Liabilities and Partners’ Equity
Current liabilities	125.5	399.0
Reserves and deferred credits	5.4	5.6
Long-term debt, net of current maturities	767.1	513.7
Partners’ equity
Partners’ capital	820.6	824.4
Accumulated other comprehensive income	7.5	9.2
	1,726.1	1,751.9

Second Quarter 2002 Compared with Second Quarter 2001

Net income to partners increased $6.9 million (22%) for the second quarter of 2002, as compared to the same period in 2001.  Northern Border Pipeline’s operating results benefited from increased operating revenues from Project 2000 as well as reductions in operations and maintenance expenses.  The 2001 results also included a write-off for an uncollectible receivable.

Revenues  increased $3.2 million (4%) for the second quarter of 2002, as compared to the same period in 2001, due primarily to additional revenues of approximately $3.4 million related to Project 2000.  The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by ENA, which filed for Chapter 11 bankruptcy protection in December 2001 (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business”).

For the second quarter of 2002, the revenues lost on this capacity totaled approximately $0.3 million.

Costs and expenses consist of operations and maintenance expense and taxes other than income.

Operations and maintenance expense decreased $1.8 million (20%) for the second quarter of 2002, as compared to the same period in 2001, due primarily to a decrease in employee benefits and administrative expenses.

Other income (expense) increased $1.6 million for the second quarter of 2002, as compared to the same period in 2001.  The amount for the second quarter of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline’s communication system.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net income to partners increased $8.7 million (13%) for the first half of 2002, as compared to the same period in 2001.  Northern Border Pipeline’s operating results benefited from increased operating revenues from Project 2000, reductions in interest expense due to lower interest rates as well as reductions in operations and maintenance expenses.  The 2001 results also included a write-off for an uncollectible receivable.

Revenues increased $4.3 million (3%) for the first half of 2002, as compared to the same period in 2001, due primarily to additional revenues of approximately $6.8 million related to Project 2000.  The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by ENA, which filed for Chapter 11 bankruptcy protection in December 2001 (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business”).  For the first half of 2002, the revenues lost on this capacity totaled approximately $1.8 million.

Costs and expenses consist of operations and maintenance expense and taxes other than income.

Operations and maintenance expense decreased $3.1 million (18%) for the first half of 2002, as compared to the same period in 2001, due primarily to a decrease in employee benefits and administrative expenses.

Taxes other than income increased $2.3 million (21%) for the first half of 2002, as compared to the same period in 2001.  Both the 2002 and 2001 expense included reductions to previous estimates of ad valorem taxes.  Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes.  Reductions to previous estimates in 2001 exceeded reductions to previous estimates in 2002 by approximately $1.6 million.  In addition, the estimates for 2002 ad valorem taxes have increased due to the completion of Project 2000 in 2001.

Financial charges decreased $2.0 million (7%) for the first half of 2002, as compared to the same period in 2001, due primarily to a decrease in Northern Border Pipeline’s average interest rate between 2001 and 2002.

Other income (expense) increased $1.8 million for the first half of 2002, as compared to the same period in 2001.  The amount for 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline’s communication system.

Liquidity and Capital Resources of Northern Border Pipeline Company

Debt and Credit Facilities

Northern Border Pipeline’s debt and credit facilities outstanding at June 30, 2002, are as follows:

	Payments Due by Period
	Total	Current Portion (Less Than 1 Year)	Long-Term Portion
	(In Thousands)
2002 Pipeline Credit Agreement, average 2.47%	$22,000	$—	$22,000
1992 Series C and D Senior Notes, average 8.53%	143,000	78,000	65,000
6.25% Senior Notes due 2007	225,000	—	225,000
7.75% Senior Notes due 2009	200,000	—	200,000
7.50% Senior Notes due 2021	250,000	—	250,000
Total	$840,000	$78,000	$762,000

Northern Border Pipeline entered into a $175 million three-year credit agreement (2002 Pipeline Credit Agreement) with certain financial institutions in May 2002.  The 2002 Pipeline Credit Agreement replaced a credit agreement entered into in 1997.  The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes.  At June 30, 2002, $22 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.47%.

At June 30, 2002, Northern Border Pipeline had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement.  The Series C Notes, with a principal amount of $78 million, mature in August 2002.  The Series D Notes will mature in August 2003.  Northern Border Pipeline anticipates borrowing under the 2002 Pipeline Credit Agreement to repay the Series C Notes.

In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 (2002 Pipeline Senior Notes).  The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does include restrictions on incurrence of secured indebtedness.  The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding under a previous credit agreement.

Short-term liquidity needs will be met by operating cash flows and the 2002 Pipeline Credit Agreement.  Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $13.1 million to $103.0 million for the first half of 2002, as compared to the same period in 2001, primarily due to increases in operating income and lower interest expense and the impact of rate case refunds in 2001.  Operating income has increased $4.9 million between 2001 and 2002 primarily due to Project 2000 and decreases in operations and maintenance expenses and interest expense has decreased $2.0 million between 2001 and 2002 due to lower average interest rates.  Additionally in the first quarter of 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case refunds.  During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

Cash Flows from Investing Activities

Capital expenditures were $3.2 million for the first half of 2002 as compared to $15.6 million for the same period in 2001.  The 2002 and 2001 amounts include $0.2 million and $12.4 million, respectively, for Project 2000.  The remaining capital expenditures for 2002 and 2001 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2002 are estimated to be $14 million, including $2 million for Project 2000.  Northern Border Pipeline currently anticipates funding its 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

Cash Flows from Financing Activities

Cash flows used in financing activities were $105.3 million for the first half of 2002 as compared to $87.3 million for the same period in 2001.  Distributions to partners increased $10.1 million to $80.0 million for the first half of 2002, as compared to the same period in 2001.  The distribution amount paid is determined from the quarterly operating results.  For the second quarter of 2002, Northern Border Pipeline declared a distribution of $42.3 million, which was paid on August 1, 2002.  For 2002, Northern Border Pipeline received net proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million that were used to reduce indebtedness outstanding under a previously outstanding credit agreement.  During the first half of 2002, Northern Border Pipeline had net repayments under its credit agreements of $250.0 million as compared to net borrowings in 2001 of $5.0 million.  In April 2002, Northern Border Pipeline received $2.4 million from the termination of forward starting interest rate swaps.  For the first half of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million.  At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate refund checks outstanding.

Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business

As more fully discussed in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2001, on December 2, 2001, Enron Corp. filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  Certain wholly owned Enron subsidiaries, including ENA, have also filed for Chapter 11 bankruptcy protection.  ENA was a party to shipper contracts obligating ENA to pay demand charges for approximately 3.4% of Northern Border Pipeline’s capacity.  On June 13, 2002, the Bankruptcy Court approved a Stipulation and Order entered into on May 15, 2002, by ENA and Northern Border Pipeline pursuant to which ENA agreed that all but one of the shipper contracts, representing 1.7% of pipeline capacity, will be deemed rejected and terminated.  ENA must effect a permanent release of the remaining contract capacity or assume or reject the remaining contract by October 31, 2002.  Northern Border Pipeline posted the available capacity and awarded approximately 94% of the capacity at maximum rates for varying terms.  Payment received by Northern Border Pipeline for the capacity awarded will mitigate claims against ENA.  For the period from January to June 2002, Northern Border Pipeline has realized lost revenues of approximately $1.8 million related to ENA’s capacity.  If it is unable to market the remaining capacity, Northern Border Pipeline has advised TC PipeLines that its estimated financial exposure for the last six months of 2002 will be approximately $1.7 million in revenues, with TC PipeLines’ share equating to approximately $0.5 million.  Northern Border Pipeline is uncertain regarding the amount of damages for breach of contract or other claims that it will be able to establish in the bankruptcy proceeding, and it cannot predict the amounts, if any, that it will collect or the timing of collection.  Northern Border Pipeline believes, however, that any such failure to collect will not have a material adverse effect on its financial condition, and any amounts collected will not be material.

Northern Border Pipeline has advised TC PipeLines that on May 3, 2002, Enron presented to the creditors committee a proposal under which certain of Enron’s core energy assets would be separated from Enron’s bankruptcy estate and operated prospectively as a new integrated power and pipeline company.  Northern Plains Natural Gas Company and Pan Border Gas Company are proposed to be included in this company.  Northern Plains and Pan Border are general partners of Northern Border Intermediate Limited Partnership, which owns a 70% interest in Northern Border Pipeline.  If the creditors committee endorses this proposal, the inclusion of Northern Plains and Pan Border in the new company would be subject to a Section 363 auction under the supervision of the Bankruptcy Court.  There is no assurance that Enron’s proposal will be adopted as proposed.  Even if adopted as proposed, there is no assurance as to whether Northern Plains and Pan Border would ultimately be included in the new company or sold to a different bidder in a Section 363 auction.

TC PipeLines plans to continue to monitor developments at Enron, to continue to assess the impact on TC PipeLines of Northern Border Pipeline’s existing agreements and relationships with Enron and to take appropriate action to protect the interests of TC PipeLines and its unitholders.

Results of Operations of Tuscarora Gas Transmission Company

The following sets out summarized financial information for Tuscarora for the three and six months ended June 30, 2002 and 2001 and as at June 30, 2002 and December 31, 2001.  Amounts discussed represent 100%

of the operations of Tuscarora, of which the Partnership has held a 49% interest since September 1, 2000.

(unaudited) (millions of dollars)	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Tuscarora Income Statement
Revenues	5.6	5.3	11.2	10.5
Costs and expenses	(0.7)	(0.6)	(1.3)	(1.2)
Depreciation	(1.2)	(1.2)	(2.4)	(2.3)
Financial charges	(1.5)	(1.6)	(3.0)	(3.1)
Other income	0.2	0.1	0.3	0.2
Net income	2.4	2.0	4.8	4.1

(millions of dollars)	June 30, 2002 (unaudited)	December 31, 2001

Tuscarora Balance Sheet
Assets
Cash and cash equivalents	1.2	1.1
Other current assets	2.1	2.1
Plant, property and equipment, net	129.4	121.3
Other assets	1.4	1.6
	134.1	126.1
Liabilities and Partners’ Equity
Current liabilities	7.8	7.7
Long-term debt, net of current maturities	88.0	80.0
Partners’ equity
Partners’ capital	38.2	37.9
Accumulated other comprehensive income	0.1	0.5
	134.1	126.1

Second Quarter 2002 Compared with Second Quarter 2001

Revenues, costs and expenses, depreciation and financial charges incurred and other income earned by Tuscarora in the second quarter of 2002 are approximately the same as they were in the same period last year.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Revenues, costs and expenses, depreciation and financial charges incurred and other income earned by Tuscarora in the first six months of 2002 are approximately the same as they were in the same period last year.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $2.9 million to $6.8 million for the first six months of 2002 compared to $3.9 million for the same period last year and is primarily due to changes in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities for the first six months of 2002 and 2001 were $10.5 million and $3.1 million, respectively.  This change is due to an increase in capital expenditures relating to Tuscarora’s expansion project.

Cash Flows from Financing Activities

On January 4, 2002, Tuscarora entered into a credit agreement with a third party for a $5 million, 364-day revolving credit facility which bears interest at either the LIBOR rate plus 1% or the prime rate.  At June 30, 2002, Tuscarora had $0.7 million outstanding under the revolving credit facility at an interest rate of 2.8%.

On March 15, 2002, Tuscarora issued Series C Senior Secured Notes in the amount of $10 million.  These notes bear interest at 6.89% and are due in 2012.  The proceeds from these notes are being used to finance the construction of Tuscarora’s expansion project.

For the first six months of 2002, Tuscarora recorded cash flows from financing activities of $3.9 million compared to cash flows used in financing activities of $3.5 million for the same period in 2001.  Tuscarora received proceeds of $10 million from the issuance of its Series C Secured Notes and repaid $2.1 million of long-term debt in the first six months of 2002.  Tuscarora also received proceeds of $0.7 million from the issuance of notes payable.  Tuscarora paid cash distributions of $4.4 million in the first six months of 2002.

For the first six months of 2001, Tuscarora repaid $2.1 million of long-term debt.  In addition, Tuscarora paid cash distributions of $1.7 million.  Tuscarora did not make a cash distribution in the first quarter of 2001 due to the timing of the implementation of its cash distribution policy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines, LP

TC PipeLines’ interest rate exposure results from its Revolving Credit Facility, which is subject to variability in LIBOR interest rates.  Since December 31, 2001, there has not been any material change to TC PipeLines’ interest rate exposure.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

TC PipeLines, LP

(a)     Exhibits

23.1    Consent of Independent Chartered Accounts

99.1    Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3    Consolidated balance sheet at December 31, 2001 of TC PipeLines GP, Inc., general partner of TC PipeLines, LP.

(b)     Reports on Form 8-K

1.     Report on Form 8-K dated May 15, 2002 and filed on May 24, 2002 reporting a Stipulation and Order entered into by Northern Border Pipeline and Enron North America Corp.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC PipeLines, LP
(a Delaware Limited Partnership)

	By:	TC PipeLines GP, Inc., its general partner

	By:	/s/ Russell K. Girling
Date: August 14, 2002		Russell K. Girling
Chief Financial Officer (duly authorized officer)

	By:	/s/ Theresa Jang
Date: August 14, 2002		Theresa Jang
Controller (duly authorized officer)

Exhibit Index

Exhibit No.	Description

23.1	Consent of Independent Chartered Accountants

99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Consolidated balance sheet at December 31, 2001 of TC PipeLines GP, Inc., general partner of TC PipeLines, LP.

Exhibit 23.1

CONSENT OF INDEPENDENT CHARTERED ACCOUNTANTS

The Board of Directors

TC PipeLines GP, Inc.

We consent to the incorporation by reference in TC PipeLines, LP’s Registration Statement on Form S-3 filed on April 23, 2002 (File No. 333-86804) of our report dated August 8, 2002, with respect to the consolidated balance sheet of TC PipeLines GP, Inc. as of December 31, 2001.

/s/ KPMG LLP

Chartered Accountants

Calgary, Canada

August 13, 2002

Exhibit 99.1

Certification Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of  the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of TC PipeLines, LP (the “Partnership”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ronald J. Turner, President and Chief Executive Officer of TC PipeLines GP, Inc., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: August 14, 2002	/s/ Ronald J. Turner
Ronald J. Turner
President and Chief Executive Officer
TC PipeLines GP, Inc.

1

Exhibit 99.2

Certification Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of  the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of TC PipeLines, LP (the “Partnership”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Russell K. Girling, Chief Financial Officer of TC PipeLines GP, Inc., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: August 14, 2002	/s/ Russell K. Girling
Russell K. Girling
Chief Financial Officer
TC PipeLines GP, Inc.

1

Exhibit 99.3

TC PipeLines GP, Inc.

Independent Auditors’ Report

To the Board of Directors of TC PipeLines GP, Inc., General Partner of TC PipeLines, LP:

We have audited the accompanying consolidated balance sheet of TC PipeLines GP, Inc, (a Delaware corporation) as of December 31, 2001.  This consolidated balance sheet is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this consolidated balance sheet based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the balance sheet is  free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of the Company as of December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chartered Accountants
Calgary, Canada
August 8, 2002

TC PipeLines GP, Inc.

Consolidated Balance Sheet

(thousands of dollars)	December 31 2001

Assets
Current Assets
Cash	17,521
Current tax recoverable	330
17,851

Investment in Northern Border Pipeline Company	250,078
Investment in Tuscarora Gas Transmission Company	29,297
Deferred Amounts	119
297,345

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	426
Accrued interest	58
Due to affiliates	358
842

Long-Term Debt	21,500
Deferred Income Tax	12,117
Minority Interest	221,411

Stockholder’s Equity
Common stock ($0.01 par value; 1,000 shares authorized; 100 shares issued)	1
Additional paid-in capital	43,212
Due from affiliate	(13,700)
Retained earnings	11,430
Other comprehensive income	532
41,475
297,345

The accompanying notes are an integral part of this consolidated balance sheet.

TC PipeLines GP, Inc.

Notes to Consolidated Balance Sheet

Note 1     Organization

TC PipeLines GP, Inc. (the GP), a Delaware corporation, was formed by TransCanada PipeLines Limited (TransCanada) in December 1998 to become the general partner of TC PipeLines, LP (the LP), a Delaware limited partnership.  The GP and the LP are collectively referred to herein as the Company.  The GP is an indirect wholly owned subsidiary of TransCanada.

The GP holds a 2% general partner interest in the LP and also owns 2,809,306 subordinated units, representing an effective 15.7% limited partner interest in the LP.  By virtue of the GP’s performance of all management and operating functions required for the LP pursuant to the Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP (Partnership Agreement), the GP has control of the operating and financial policies of the LP.

The LP is a publicly traded partnership.  Common units of the LP are listed on the Nasdaq Stock Market and are quoted for trading under the symbol “TCLP”.  The LP owns a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline) and a 49% interest in Tuscarora Gas Transmission Company (Tuscarora).  Northern Border Pipeline owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States.  Tuscarora owns a 229-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada.

Note 2     Significant Accounting Policies

a)             Basis of Presentation and Use of Estimates

The accompanying consolidated balance sheet and related notes present the consolidated financial position of the Company and its subsidiaries as of December 31, 2001.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Although management believes these estimates are reasonable, actual results could differ from these estimates.  Amounts are stated in United States dollars.

b)             Principles of Consolidation

The consolidated balance sheet includes the accounts of the GP and the LP.  The GP controls the operations of the LP through its 2% general partner interest.  All significant intercompany transactions and accounts have been eliminated on consolidation.

The Company uses the equity method of accounting for its investments in Northern Border Pipeline and Tuscarora, over which it is able to exercise significant influence.  Other comprehensive income recorded by the Company arises through its equity investments in Northern Border Pipeline and Tuscarora and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora.

c)              Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

d)             Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109).  Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities settled.

Note 3     Investment in Northern Border Pipeline Company

The Company owns a 30% general partner interest in Northern Border Pipeline.  The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is not affiliated with the Company.  The general partners of Northern Border Partners, L.P. are controlled by affiliates of Enron Corp. (Enron), which hold a 1.65% general partner interest, and The Williams Companies, Inc. (Williams), which holds the remaining 0.35% general partner interest.  As a result, the Company has one member and controls 30% of the voting power of the Northern Border Pipeline management committee, Enron has two members and controls 57.75% of the voting power, and Williams has the one remaining member and 12.25% of the voting power of the Northern Border Pipeline management committee.  The Northern Border pipeline system is operated by Northern Plains Natural Gas Company, a wholly owned subsidiary of Enron.   Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

Undistributed earnings of Northern Border Pipeline amounted to $5.7 million for the year ended December 31, 2001.  The following sets out summarized balance sheet information for Northern Border Pipeline as at December 31, 2001.  The Company has held its general partner interest since May 28, 1999.

(millions of dollars)	December 31 2001
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	11.0
Other current assets	36.3
Plant, property and equipment, net	1,685.7
Other assets	18.9
1,751.9
Liabilities and Partners’ Equity
Current liabilities	399.0
Reserves and deferred credits	5.6
Long-term debt	513.7
Partners’ equity
Partners’ capital	824.4
Accumulated other comprehensive income	9.2
1,751.9

Note 4     Investment in Tuscarora Gas Transmission Company

The Company owns a 49% general partner interest in Tuscarora.   The remaining 50% and 1% interests in Tuscarora are indirectly held by Sierra Pacific Resources Company and TransCanada, respectively.  The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources.  Tuscarora is regulated by the FERC.

Undistributed earnings of Tuscarora amounted to $0.6 million for the year ended December 31, 2001.  The following sets out summarized balance sheet information for Tuscarora as at December 31, 2001.  The Company has held its general partner interest since September 1, 2000.

(millions of dollars)	December 31 2001
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	1.1
Other current assets	2.1
Plant, property and equipment, net	121.3
Other assets	1.6
126.1

Liabilities and Partners’ Equity
Current liabilities	7.7
Reserves and deferred credits	—
Long-term debt	80.0
Partners’ equity
Partners’ capital	37.9
Accumulated other comprehensive income	0.5
126.1

Note 5     Income Taxes

Future income tax liability of $12.1 million for 2001 arises from the Company’s investments having higher book basis than tax basis.

Note 6    Credit Facilities and Long-Term Debt

On August 22, 2000, the Company entered into an unsecured three-year credit facility (Revolving Credit Facility) with Bank One, NA, as agent under which the Company may borrow up to an aggregate principal amount of $30.0 million.  Loans under the Revolving Credit Facility bear interest at a floating rate.  The Revolving Credit Facility matures on August 31, 2003.  Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes.  On September 1, 2000, the Company borrowed $24.5 million under the Revolving Credit Facility to fund a portion of the purchase price of the 49% general partner interest in Tuscarora.  At December 31, 2001, the Company had borrowings of $21.5 million outstanding under the

6

Revolving Credit Facility.  The fair value of the Revolving Credit Facility approximates its carrying value because the interest rate is a floating rate.  The interest rate on the Revolving Credit Facility at December 31, 2001 was 3.0%.

On May 28, 2001, the Company renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility), with TransCanada PipeLine USA Ltd., an affiliate of the Company.  The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%.  The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Company directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners of the LP, if necessary.  At December 31, 2001, the Company had no amount outstanding under the TransCanada Credit Facility.

Note 7     Stockholder’s Equity

A wholly owned subsidiary of TransCanada holds 100 common shares representing 100% of the issued common stock of the Company.  As required by Securities and Exchange Commission Regulation S-B, Rule 310(f), amounts due from an affiliate of the general partner have been deducted from stockholder’s equity.

Note 8     Related Party Transactions

The Company does not have any employees.  The management and operating functions are provided by TransCanada. TransCanada does not receive a management fee or other compensation in connection with its management of the Company.  The Company reimburses TransCanada for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Company.  Total costs reimbursed to TransCanada were approximately $0.5 million for the year ended December 31, 2001.

(thousands of dollars)	December 31 2001
Due to affiliates
TransCanada Pipeline USA Ltd.	342
TransCanada PipeLines Limited	16
358

Due from affiliate
TransCan Northern Ltd.	13,700

