Form 10-Q
period 2002-09-30
TC PIPELINES LP
filed 2002-11-15
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 000-26091

TC PipeLines, LP
(Exact name of registrant as specified in its charter)

Delaware	52-2135448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 Turnpike Road, Suite 203 Westborough, Massachusetts	01581
(Address of principal executive offices)	(Zip code)

508-871-7046
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

As of November 8, 2002 there were 15,627,129 of the registrant’s common units outstanding.

TC PipeLines, LP

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

(unaudited) (thousands of dollars, except per unit amounts)	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Equity Income from Investment in Northern Border Pipeline Company	11,759	10,662	34,612	30,918
Equity Income from Investment in Tuscarora Gas Transmission Company	1,192	841	3,305	2,620
General and Administrative Expenses	(403)	(326)	(1,084)	(982)
Financial Charges	(100)	(205)	(249)	(828)
Net Income	12,448	10,972	36,584	31,728

Net Income Allocation
Common units	10,445	8,891	29,938	25,773
Subordinated units	1,494	1,700	5,222	4,928
General partner	509	381	1,424	1,027
	12,448	10,972	36,584	31,728

Net Income per Unit	$0.68	$0.60	$2.01	$1.75
Units Outstanding (thousands)	17,500	17,500	17,500	17,500

Statement of Comprehensive Income

(unaudited) (thousands of dollars)	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Net Income	12,448	10,972	36,584	31,728
Other Comprehensive Income
Transition adjustment from adoption of SFAS No. 133	—	—	—	3,104
Change associated with current period hedging transactions	(118)	(3,614)	(816)	(1,332)
Total Comprehensive Income	12,330	7,358	35,768	33,500

See accompanying Notes to Condensed Financial Statements.

Balance Sheet

(thousands of dollars)	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current Assets
Cash	5,499	9,194

Investment in Northern Border Pipeline Company	247,408	250,078
Investment in Tuscarora Gas Transmission Company	33,656	29,297
Deferred Amounts	188	119
	286,751	288,688

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	496	426
Accrued interest	28	58
	524	484

Long-Term Debt	11,500	21,500

Partners’ Equity
Common units	226,435	218,935
Subordinated units	40,166	39,229
General partner	5,934	5,532
Accumulated other comprehensive income	2,192	3,008
	274,727	266,704
	286,751	288,688

Statement of Cash Flows

	Nine months ended September 30

(unaudited) (thousands of dollars)	2002	2001
Cash Generated from Operations
Net income	36,584	31,728
Add/(Deduct):
Distributions received in excess of/(less than) equity income	2,048	(449)
Decrease/(increase) in operating working capital	40	(47)
	38,672	31,232
Investing Activities
Investment in Tuscarora Gas Transmission Company	(4,508)	—
Deferred amounts	(114)	(61)
	(4,622)	(61)
Financing Activities
Distributions paid	(27,710)	(26,166)
Repayment of long-term debt	(10,000)	—
Subordinated unit conversion	(35)	—
	(37,745)	(26,166)
(Decrease)/Increase in Cash	(3,695)	5,005
Cash, Beginning of Period	9,194	1,566
Cash, End of Period	5,499	6,571

See accompanying Notes to Condensed Financial Statements.

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

Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment.  In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations for the three and nine months ended September 30, 2002 and 2001, the financial position as at September 30, 2002 and December 31, 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2             Investment in Northern Border Pipeline Company

The Partnership owns a 30% general partner interest in Northern Border Pipeline, a partnership which owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States.  The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership.  The 2% general partnership interest in Northern Border Partners, L.P. is controlled by affiliates of Enron Corp. (Enron), which hold a 1.65% general partner interest, and TransCanada PipeLines Limited (TransCanada), parent of TC PipeLines’ general partner, which holds the remaining 0.35% general partner interest.  The Northern Border pipeline system is operated by Northern Plains Natural Gas Company, a wholly owned subsidiary of Enron.  Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

The Northern Border pipeline system serves more than 50 firm transportation shippers with diverse operating and financial profiles.  Enron North America Corp. (ENA), an affiliate of Enron that has filed for Chapter 11 bankruptcy protection, was a party to shipper contracts obligating ENA to pay demand charges for approximately 3.4% of Northern Border Pipeline’s capacity.  Northern Border Pipeline has advised TC PipeLines that at September 30, 2002, this pipeline capacity has been deemed rejected and terminated.  Northern Border Pipeline has further advised it has posted the available capacity and awarded portions of the capacity at maximum rates as allowed under its tariff for varying terms.  For the nine months ended September 30, 2002, Northern Border Pipeline has experienced lost revenues of approximately $1.8 million related to ENA’s capacity, with TC PipeLines’ share equating to approximately $0.5 million.

TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline.  TC PipeLines’ equity income for the three and nine months ended September 30, 2002 and 2001 represents 30% of the net income of Northern Border Pipeline for the same periods.  Retained earnings of TC PipeLines at September 30, 2002 and December 31, 2001 include undistributed earnings from Northern Border Pipeline of $3.6 million and $5.7 million, respectively.  The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three and nine months ended September 30, 2002 and 2001 and as at September 30, 2002 and December 31, 2001.

	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2002	2001	2002	2001
Northern Border Pipeline Income Statement
Revenues	81.6	77.9	239.9	231.9
Costs and expenses	(15.2)	(15.6)	(42.6)	(43.9)
Depreciation	(14.5)	(14.2)	(43.5)	(42.9)
Financial charges	(13.2)	(12.7)	(39.9)	(41.5)
Other income/(expense)	0.5	0.2	1.5	(0.5)
Net income	39.2	35.6	115.4	103.1

Northern Border Pipeline has recorded other comprehensive income of $(0.4) million and $(12.1) million, for the three months ended September 30, 2002 and 2001, respectively and $(2.1) million and $5.9 million (including transition adjustment of $10.3 million) for the nine months ended September 30, 2002 and 2001, respectively.

(millions of dollars)	September 30 2002	December 31, 2001
		(audited)
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	28.0	11.0
Other current assets	37.9	36.3
Plant, property and equipment, net	1,649.3	1,685.7
Other assets	36.3	18.9
	1,751.5	1,751.9
Liabilities and Partners’ Equity
Current liabilities	120.4	399.0
Reserves and deferred credits	5.4	5.6
Long-term debt, net of current maturities	801.0	513.7
Partners’ equity
Partners’ capital	817.6	824.4
Accumulated other comprehensive income	7.1	9.2
	1,751.5	1,751.9

Note 3             Investment in Tuscarora Gas Transmission Company

The Partnership owns a 49% general partner interest in Tuscarora, a partnership that owns a 229-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada.  The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TransCanada.  The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources.  Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper, accounting for approximately 94% of Tuscarora’s available capacity.  Tuscarora is regulated by the FERC.

The Partnership uses the equity method of accounting for its investment in Tuscarora.  TC PipeLines’ equity income for the three and nine months ended September 30, 2002 and 2001 represents 49% of the net income of Tuscarora for the same periods.  Retained earnings of TC PipeLines at each of September 30, 2002 and December 31, 2001 include undistributed earnings from Tuscarora of $0.6 million.  The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three and nine months ended September 30, 2002 and 2001 and as at September 30, 2002 and December 31, 2001.

	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2002	2001	2002	2001
Tuscarora Income Statement
Revenues	5.6	5.3	16.8	15.8
Costs and expenses	(0.6)	(0.7)	(2.0)	(1.9)
Depreciation	(1.2)	(1.2)	(3.5)	(3.5)
Financial charges	(1.3)	(1.5)	(4.4)	(4.7)
Other income	0.2	—	0.5	0.3
Net income	2.7	1.9	7.4	6.0

Tuscarora has recorded other comprehensive income of less than $0.1 million and nil for the three months ended September 30, 2002 and 2001, respectively, and $(0.4) million and nil for the nine months ended September 30, 2002 and 2001, respectively.

(millions of dollars)	September 30, 2002	December 31, 2001
		(audited)
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	1.1	1.1
Other current assets	2.1	2.1
Plant, property and equipment, net	143.4	121.3
Other assets	1.2	1.6
	147.8	126.1
Liabilities and Partners’ Equity
Current liabilities	12.3	7.7
Long-term debt, net of current maturities	87.7	80.0
Partners’ equity
Partners’ capital	47.7	37.9
Accumulated other comprehensive income	0.1	0.5
	147.8	126.1

Note 4             Credit Facilities and Long-Term Debt

On September 30, 2002, the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as agent of the credit facility.  Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $20 million.  Loans under the Revolving Credit Facility bear interest at a floating rate.  The Revolving

Credit Facility matures on July 31, 2004.  Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes.  At September 30, 2002 and December 31, 2001, the Partnership had borrowings of $11.5 million and $21.5 million, respectively, outstanding under the Revolving Credit Facility.  The fair value of the Revolving Credit Facility approximates its carrying value because the interest rate is a floating rate.  The interest rate on the Revolving Credit Facility averaged 2.9% and 4.6% for the three months ended September 30, 2002 and 2001, respectively, 2.8% and 5.8% for the nine months ended September 30, 2002 and 2001, respectively, and was 2.9% and 3.0% at September 30, 2002 and December 31, 2001, respectively.

On May 28, 2001, the Partnership renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada Pipeline USA Ltd., an affiliate of the general partner.  The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary.  At September 30, 2002 and December 31, 2001 the Partnership had no amount outstanding under the TransCanada Credit Facility.

Note 5             Net Income per Unit

Net income per unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common and subordinated units outstanding.  The general partner’s allocation is equal to an amount based upon the general partner’s 2% interest, adjusted to reflect an amount equal to incentive distributions.  Net income per unit was determined as follows:

	Three months ended September 30		Nine months ended September 30
(thousands of dollars, except per unit amounts)	2002	2001	2002	2001
Net income	12,448	10,972	36,584	31,728
Net income allocated to general partner	(249)	(219)	(732)	(635)
Adjustment to reflect incentive distribution income allocation	(260)	(162)	(692)	(392)
	(509)	(381)	(1,424)	(1,027)
Net income allocable to units	11,939	10,591	35,160	30,701
Weighted average units outstanding (thousands)	17,500	17,500	17,500	17,500
Net income per unit	$0.68	$0.60	$2.01	$1.75

Note 6             Subordinated Unit Conversion

On August 1, 2002, 936,435 subordinated units, representing one-third of the outstanding subordinated units held by the general partner, were converted into an equal number of common units as provided for in the amended and restated partnership agreement of TC PipeLines.

Note 7             Distributions

On October 22, 2002, the Partnership declared a cash distribution of $0.525 per unit for the quarter ended September 30, 2002.  The distribution totaling approximately $9.6 million is payable on November 14, 2002 to unitholders of record as of October 31, 2002.  The Partnership has declared aggregate cash distributions totaling approximately $28.2 million (aggregate $1.55 per unit) relating to the nine months ended September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This quarterly report includes forward-looking statements regarding future events and the future financial performance of TC PipeLines, LP.  All forward-looking statements are based on the Partnership’s beliefs as well as assumptions made by and information currently available to the Partnership.  Words such as “believes”, “expects”, “intends”, “forecasts”, “projects”, and similar expressions, identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•                                          regulatory decisions, particularly those of the Federal Energy Regulatory Commission (FERC);

•                                          majority control of the Northern Border Pipeline Company management committee by Northern Plains Natural Gas Company and Pan Border Gas Company, affiliates of Enron Corp., which has filed for bankruptcy protection and has put these Enron affiliates up for sale;

•                                          the failure of a shipper on either one of the Partnership’s pipelines to perform its contractual obligations, including Sierra Pacific Power Company, the shipper of approximately 94% of Tuscarora Gas Transmission Company’s capacity;

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

Results of Operations of TC PipeLines, LP

TC PipeLines, LP was formed in 1998 as a Delaware limited partnership to acquire, own and participate in the management of United States based pipeline assets.  TC PipeLines, LP, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership, and TC Tuscarora Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership.  TC PipeLines GP, Inc., a wholly owned subsidiary of

TransCanada PipeLines Limited, is the general partner of the Partnership.  The Partnership owns a 30% general partner interest in Northern Border Pipeline and a 49% general partner interest in Tuscarora Gas Transmission Company.

Investment in Northern Border Pipeline Company

Northern Border Pipeline owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States.  The Partnership acquired its 30% interest in Northern Border Pipeline from affiliates of its general partner.  The Partnership has one member and 30% of the voting power of the Northern Border Pipeline management committee.

The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership.  The general partners of Northern Border Partners are Northern Plains and Pan Border, both Enron affiliates, and Northwest Border Pipeline Company.  On August 16, 2002, TransCanada announced that it acquired 100% of the outstanding common stock of Northwest Border Pipeline from The Williams Companies, Inc.  As a result of the acquisition, TransCanada has one member and 12.25% of the voting power on the Northern Border Pipeline management committee.  TransCanada and TC PipeLines now collectively have two members and an aggregate 42.25% of the voting power of the Northern Border Pipeline management committee.  Northern Plains and Pan Border collectively have two members and 57.75% of the voting power of the Northern Border Pipeline management committee.  Northern Plains also serves as the operator of the Northern Border pipeline system.  Northern Border Pipeline has advised the Partnership that Enron is seeking to sell its ownership interests in each of Northern Plains and Pan Border (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business”).

Investment in Tuscarora Gas Transmission Company

Tuscarora owns a 229-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada.  The Partnership acquired its 49% interest in Tuscarora from affiliates of its general partner in September 2000.  The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada.  The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources.  Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper, accounting for approximately 94% of Tuscarora’s available capacity.

On January 30, 2002, the FERC approved an expansion of Tuscarora’s pipeline system.  The addition of two compressor stations to be located along the Tuscarora mainline as well as an 11-mile pipeline extension from Tuscarora’s current terminus near Reno, Nevada to Wadsworth, Nevada is within budget and on schedule to be completed at the end of November of this year.  Service is scheduled to commence in December.  The expansion is expected to result in a 43% increase (approximately 55 million cubic feet per day) to Tuscarora’s current transportation capacity, increasing Tuscarora’s capacity to approximately 182 million cubic feet per day.   The new capacity is fully contracted for terms ranging from ten to fifteen years. Terms of these transportation contracts allow for approximately 70% of the new volumes to flow upon commencement of service.  The remaining 30% of new volumes are expected to be flowing by the end of 2003.

The second phase of the expansion that would have further increased Tuscarora’s capacity by an additional 40 million cubic feet per day by the end of 2003 was cancelled due to the termination of the precedent agreement that supported this capacity.  Tuscarora has advised the Partnership that it has initiated the process to amend its FERC certificate to remove the second phase from the proposed expansion.  The expansion had a capital budget of $60 million, consisting of approximately $43 million for the first phase and approximately $17 million for the second phase.  With the cancellation of the second phase, Tuscarora has removed $17 million from the capital budget of the expansion.  Further, the Partnership expects the actual capital expenditures for the first phase to come in under $43 million.

On March 29, 2002, the Public Utility Commission of Nevada (PUCN) disallowed the recovery by Nevada Power Co., a subsidiary of Sierra Pacific Resources, of approximately $437 million of the approximate $922 million in deferred energy costs sought by Nevada Power.  Nevada Power is allowed to recover the remaining $485 million in deferred energy costs over the next three years.  As a result, Sierra Pacific Resources’ credit rating for unsecured debt, as well as such credit rating for its subsidiaries, Sierra Pacific Power and Nevada Power, were downgraded by Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc., and Moody’s Investor Services, Inc. to below investment grade.  On May 28, 2002, the PUCN disallowed the recovery by Sierra Pacific Power, of approximately $55 million of the approximate $205 million in deferred energy costs sought by Sierra Pacific Power.  Sierra Pacific Power is allowed to recover the remaining $150 million in deferred energy costs over the next three years.  Sierra Pacific Resources has announced that it is appealing both of the decisions of the PUCN with the Nevada courts.  While TC PipeLines has no current indication that Sierra Pacific Power is in default under its contractual obligations to Tuscarora, TC PipeLines is unable to predict the future financial condition of Sierra Pacific Power and, accordingly, its long-term ability to meet its obligations under existing agreements with Tuscarora including Tuscarora Gas Operating Company’s obligation under the operating agreement with Tuscarora.

Critical Accounting Policy

TC PipeLines accounts for its investments in both Northern Border Pipeline and Tuscarora using the equity method of accounting as detailed in notes two and three to the financial statements.  The equity method of accounting is appropriate where the investor does not control but is able to exercise significant influence over the operating and financial policies of an investee.  TC PipeLines is able to exercise significant influence over its investments in Northern Border Pipeline and Tuscarora as evidenced by its representation on their respective management committees.

Third Quarter 2002 Compared with Third Quarter 2001

Net income increased $1.4 million, or 13%, to $12.4 million for the third quarter of 2002, compared to $11.0 million for the same period last year.  This increase is primarily due to increased equity income from the Partnership’s investments in Northern Border Pipeline and Tuscarora.

Equity income from the Partnership’s investment in Northern Border Pipeline increased $1.1 million, or 10%, to $11.8 million for the third quarter of 2002, compared to $10.7 million for the same period last year.  Approximately $1.0 million of the increase is due to incremental revenues from Project 2000, Northern Border Pipeline’s 35-mile pipeline extension and expansion which was completed in October 2001.

Equity income from the Partnership’s investment in Tuscarora increased $0.4 million, or 50%, to $1.2 million for the third quarter of 2002, compared to $0.8 million for the same period last year. Approximately $0.2 million of this increase is due to incremental revenue from new transportation contracts.  The remaining $0.2 million of the increase is due to lower interest expense and higher other income, resulting from the capitalization of interest expense and higher equity allowance for funds used during construction related to funds used for Tuscarora’s expansion.

The Partnership recorded general and administrative expenses of $0.4 million and $0.3 million for the third quarter of 2002 and 2001, respectively.

The Partnership recorded financial charges of $0.1 million and $0.2 million for the third quarter of 2002 and 2001, respectively.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Net income increased $4.9 million, or 15%, to $36.6 million for the first nine months of 2002, compared to $31.7 million for the same period last year.  This increase is primarily due to increased equity income from the Partnership’s investments in Northern Border Pipeline and Tuscarora and a reduction in financial charges.

Equity income from the Partnership’s investment in Northern Border Pipeline increased $3.7 million, or 12%, to $34.6 million for the first nine months of 2002, compared to $30.9 million for the same period last year.  Approximately $3.0 million of the increase is due to incremental revenues from Project 2000 which is partially offset by approximately $0.5 million relating to uncollected revenues associated with transportation capacity held by Enron North America Corp. (ENA), an affiliate of Enron that has filed for Chapter 11 bankruptcy protection (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business”). Approximately $0.8 million of the increase is due to lower operations and maintenance expenses resulting primarily from a decrease in employee benefits and administrative expenses.  Approximately $0.4 million of the increase is due to lower interest expense resulting from decreases in average interest rates.  In addition, equity income from Northern Border Pipeline was $0.5 million lower in 2001 due to a charge relating to an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline’s communication system.  These increases were partially offset by a $0.5 million decrease in equity income resulting from the impact of net reductions to previous estimates of ad valorem taxes in 2001 exceeding reductions to previous estimates in 2002.

Equity income from the Partnership’s investment in Tuscarora increased $0.7 million, or 27%, to $3.3 million for the first nine months of 2002, compared to $2.6 million for the same period last year.  Approximately $0.5 million of this increase is due to incremental revenue from new transportation contracts.  The remaining $0.2 million of the variance is due to lower interest expense and higher other income, resulting from the capitalization of interest expense and higher equity allowance for funds used during construction related to funds used for Tuscarora’s expansion.

The Partnership recorded general and administrative expenses of $1.1 million and $1.0 million for the first nine months of 2002 and 2001, respectively.

Financial charges of the Partnership decreased $0.6 million to $0.2 million for the first nine months of 2002, compared to $0.8 million for the same period last year.  This decrease is due primarily to lower average debt balances and lower average interest rates (see “Liquidity and Capital Resources of TC PipeLines, LP — Cash Flows from Financing Activities”).

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

2002 Third Quarter Cash Distribution

On October 22, 2002, the board of directors of the general partner declared the Partnership’s 2002 third quarter cash distribution in the amount of $0.525 per unit.  This distribution will be paid on November 14, 2002 to unitholders of record as of October 31, 2002.  The third quarter cash distribution totaling $9.6 million will be paid in the following manner:  $8.2 million to common unitholders (including $1.5 million to an affiliate of TransCanada as holder of 2,800,000 common units and $0.5 million to the general partner as holder of 936,435 common units), $1.0 million to the general partner as holder of the subordinated units, and $0.4 million to the general partner as holder of incentive distribution rights and in respect of its 2% general partner interest.

General

On April 23, 2002, the Partnership filed a shelf registration statement with the SEC to sell, from time to time, up to $200 million of common units representing limited partner interest and/or debt securities.  The Partnership intends to use the net proceeds for general purposes, repayment of debt, future acquisitions, capital expenditures and working capital.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $7.5 million, or 24%, to $38.7 million for the first nine months of 2002, compared to $31.2 million for the same period last year.  For the first nine months of 2002 and 2001, the Partnership received cash distributions of $36.7 million and $31.4 million, respectively, from its equity investment in Northern Border Pipeline.  The Partnership also received cash distributions of $3.3 million and $1.7 million from its equity investment in Tuscarora for the first nine months of 2002 and 2001, respectively.  Tuscarora did not make a cash distribution in the first quarter of 2001 due to the timing of the implementation of its cash distribution policy.

Cash Flows from Investing Activities

During the first nine months of 2002, the Partnership made an equity contribution of $4.5 million to Tuscarora related to Tuscarora’s expansion project.

Cash Flows from Financing Activities

In the first nine months of 2002, the Partnership paid $27.7 million in cash distributions: $22.4 million to common unitholders, $4.3 million to the general partner as holder of the subordinated units, and $1.0 million to the general partner, as holder of incentive distribution rights and in respect of its 2% general partner interest.  This compares to cash distributions of $26.2 million, which were paid by the Partnership in the first nine months of 2001.

On September 30, 2002, the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as agent of the credit facility.  Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $20 million.  Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% or the prime rate.  The Revolving Credit Facility matures on July 31, 2004.  Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes.  In the second quarter of 2002 the Partnership made principal re-payments on the Revolving Credit Facility of $10 million.  At September 30, 2002, the Partnership had borrowings of $11.5 million outstanding under the Revolving Credit Facility. The Partnership has not made any additional borrowings since that date.  The interest rate on the Revolving Credit Facility averaged 2.9% and 2.8% for the three and nine months ended September 30, 2002, respectively and was 2.9% at September 30, 2002.

On May 28, 2001, the Partnership renewed its $40 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner.  The TransCanada Credit Facility bears interest at LIBOR plus 1.25%.  The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to partners, if necessary.  At September 30, 2002, the Partnership had no amount outstanding under the TransCanada Credit Facility.

Capital Requirements

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions during the remainder of 2002, TC PipeLines expects to fund these requirements with operating cash flows, debt and/or equity.

Since the interests in Northern Border Pipeline and Tuscarora are currently the Partnership’s only significant sources of income, the Partnership’s results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora, respectively.

Results of Operations of Northern Border Pipeline Company

The following sets out summarized financial information for Northern Border Pipeline for the three and nine months ended September 30, 2002 and 2001 and as at September 30, 2002 and December 31, 2001. Amounts discussed represent 100% of the operations of Northern Border Pipeline, of which the Partnership has held a 30% interest since May 28, 1999.

	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2002	2001	2002	2001
Northern Border Pipeline Income Statement
Revenues	81.6	77.9	239.9	231.9
Costs and expenses	(15.2)	(15.6)	(42.6)	(43.9)
Depreciation	(14.5)	(14.2)	(43.5)	(42.9)
Financial charges	(13.2)	(12.7)	(39.9)	(41.5)
Other income/(expense)	0.5	0.2	1.5	(0.5)
Net income	39.2	35.6	115.4	103.1

(millions of dollars)	September 30, 2002	December 31, 2001
		(audited)
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	28.0	11.0
Other current assets	37.9	36.3
Plant, property and equipment, net	1,649.3	1,685.7
Other assets	36.3	18.9
	1,751.5	1,751.9
Liabilities and Partners’ Equity
Current liabilities	120.4	399.0
Reserves and deferred credits	5.4	5.6
Long-term debt, net of current maturities	801.0	513.7
Partners’ equity
Partners’ capital	817.6	824.4
Accumulated other comprehensive income	7.1	9.2
	1,751.5	1,751.9

Third Quarter 2002 Compared with Third Quarter 2001

Net income increased $3.6 million (10%) for the third quarter of 2002, as compared to the same period in 2001.  Northern Border Pipeline’s operating results benefited from increased operating revenues from Project 2000.

Revenues increased $3.7 million (5%) for the third quarter of 2002, as compared to the same period in 2001, due primarily to additional revenues of approximately $3.4 million related to Project 2000.

Costs and expenses consist of operations and maintenance expense and taxes other than income.

Taxes other than income decreased $0.8 million (9%) for the third quarter of 2002, as compared to the same period in 2001.  The 2001 amount included adjustments to previous estimates of ad valorem taxes for increases in property valuations.

Other income (expense) increased $0.3 million for the third quarter of 2002, as compared to the same period in 2001.  The amount for the third quarter of 2002 includes income of approximately $0.6 million for previously vacated microwave frequency bands.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Net income increased $12.3 million (12%) for the first nine months of 2002, as compared to the same period in 2001.  Northern Border Pipeline’s operating results benefited from increased operating revenues from Project 2000, reductions in interest expense due to lower interest rates as well as reductions in operations and maintenance expenses.  The 2001 results also included a write-off for an uncollectible receivable.

Revenues increased $8.0 million (3%) for the first nine months of 2002, as compared to the same period in 2001, due primarily to additional revenues of approximately $10.2 million related to Project 2000.  The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by ENA (see “Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business”).  For the first nine months of 2002, the revenues lost on this capacity totaled approximately $1.8 million.

Costs and expenses consist of operations and maintenance expense and taxes other than income.

Operations and maintenance expense decreased $2.8 million (11%) for the first nine months of 2002, as compared to the same period in 2001, due primarily to a decrease in employee benefits and administrative expenses partially offset by an increase in regulatory commission expense.

Taxes other than income increased $1.5 million (8%) for the first nine months of 2002, as compared to the same period in 2001.  Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes.  Net reductions to previous estimates in 2001 exceeded reductions to previous estimates in 2002 by approximately $1.6 million.

Financial charges decreased $1.6 million (4%) for the first nine months of 2002, as compared to the same period in 2001, due primarily to a decrease in Northern Border Pipeline’s average interest rate between 2001 and 2002.

Other income (expense) increased $2.0 million for the first nine months of 2002, as compared to the same period in 2001.  The 2002 amount includes income of approximately $0.6 million for previously vacated microwave frequency bands.  The amount for 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline’s communication system.

Liquidity and Capital Resources of Northern Border Pipeline Company

Debt and Credit Facilities

Northern Border Pipeline’s debt and credit facilities outstanding at September 30, 2002, are as follows:

		Payments Due by Period
	Total	Current Portion (Less Than 1 Year)	Long- Term Portion
	(In Thousands)
2002 Pipeline Credit Agreement, average 2.45%	108,000	—	108,000
1992 Series D Senior Notes, 8.57%	65,000	65,000	—

6.25% Senior Notes due 2007	225,000	—	225,000

7.75% Senior Notes due 2009	200,000	—	200,000

7.50% Senior Notes due 2021	250,000	—	250,000

Total	848,000	65,000	783,000

Northern Border Pipeline entered into a $175 million three-year credit agreement (2002 Pipeline Credit Agreement) with certain financial institutions in May 2002.  The 2002 Pipeline Credit Agreement replaced a credit agreement entered into in 1997.  The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes.  At September 30, 2002, $108 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.45%.

At September 30, 2002, Northern Border Pipeline had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement.  The Series D Senior Notes mature in August 2003.  Northern Border Pipeline anticipates borrowing under the 2002 Pipeline Credit Agreement to repay the Series D Senior Notes.

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

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $24.1 million to $163.4 million for the first nine months of 2002, as compared to the same period in 2001, primarily due to increases in operating revenues, decreases in operating expenses, lower interest payments and the impact of rate case refunds in 2001.  Interest payments have decreased $9.6 million between 2001 and 2002 due to lower average interest rates and changes in timing of interest payments.  Additionally in the first nine months of 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case refunds.  During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

Cash Flows from Investing Activities

Capital expenditures were $6.7 million for the first nine months of 2002 as compared to $51.1 million for the same period in 2001.  The 2002 and 2001 amounts include $0.4 million and $46.3 million,

respectively, for Project 2000.  The remaining capital expenditures for 2002 and 2001 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2002 are estimated to be $11 million.  Northern Border Pipeline currently anticipates funding its 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

Cash Flows from Financing Activities

Cash flows used in financing activities were $139.8 million for the first nine months of 2002 as compared to $105.1 million for the same period in 2001.  Distributions to partners increased $17.5 million to $122.2 million for the first nine months of 2002, as compared to the same period in 2001.  The distribution amount paid is determined from the quarterly operating results.  For the third quarter of 2002, Northern Border Pipeline declared a distribution of $41.9 million, which was paid on November 1, 2002.  For 2002, Northern Border Pipeline received net proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million that were used to reduce indebtedness outstanding under a previously outstanding credit agreement.  The net proceeds from the issuance of the 7.50% Senior Notes totaled approximately $247.2 million in 2001 and were used for repayment of amounts borrowed under a previously outstanding credit agreement.  In August 2002 and August 2001, Northern Border Pipeline repaid its 1992 Series C and B Senior Notes of $78 million and $41 million, respectively, primarily by borrowing under its credit agreements.  During the first nine months of 2002, Northern Border Pipeline had net repayments under its credit agreements of $164.0 million as compared to net repayments in 2001 of $180.0 million.  In April 2002, Northern Border Pipeline received $2.4 million from the termination of forward starting interest rate swaps.  For the first nine months of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million.  At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate refund checks outstanding.

Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business

On December 2, 2001, Enron filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  Certain wholly owned Enron subsidiaries, including ENA, have also filed for Chapter 11 bankruptcy protection.  ENA was a party to shipper contracts obligating ENA to pay demand charges for approximately 3.4% of Northern Border Pipeline’s capacity.  On June 13, 2002, the Bankruptcy Court approved a Stipulation and Order entered into on May 15, 2002, by ENA and Northern Border Pipeline pursuant to which ENA agreed that all but one of the shipper contracts, representing 1.7% of pipeline capacity, will be deemed rejected and terminated.  Northern Border Pipeline has advised TC PipeLines that the remaining contract capacity was terminated in the third quarter of 2002 and that it has posted the available capacity and contracted portions of the capacity for varying terms.  Northern Border Pipeline has further advised TC PipeLines that, at November 1, 2002, approximately 2% of its available capacity was not contracted under firm transportaion agreements.  For the nine months ended September 30, 2002, Northern Border Pipeline has experienced lost revenues of approximately $1.8 million related to former ENA capacity, with TC PipeLines’ share equating to approximately $0.5 million.  Northern Border Pipeline has advised TC PipeLines that it has filed proofs of claims against ENA regarding the amount of damages for breach of contract and other claims in the bankruptcy proceeding.  However, Northern Border Pipeline cannot predict the amounts, if any, that it will collect or the timing of collection.  Northern Border Pipeline believes, however, that any amounts collected will not be material.

TC PipeLines has been advised by Northern Border Pipeline that Northern Plains Natural Gas Company, as operator for Northern Border Pipeline, has advised that under the Operating Agreement, increased costs may be incurred for health care expenses and pension benefits.  Such costs are projected to increase as a result of actual medical claims experience, pension investment returns and effects of the Enron bankruptcy filing.  While the determination of reimbursement of such costs under the Operating Agreement will be made at the time of occurrence, for its 2003 forecasts, Northern Border Pipeline has advised TC PipeLines that it has estimated an increase of $3 million over 2002 levels.  (TC PipeLines share of that increase would amount to $0.9 million.)  The actual amount of increased costs that Northern Border Pipeline incurs in 2003 for these items may vary depending upon actual expenses and developments in Enron’s bankruptcy.

Northern Border Pipeline has advised TC PipeLines that on May 3, 2002, Enron presented to the creditors’ committee a proposal under which specified core energy assets of Enron would be separated from Enron’s bankruptcy estate and operated prospectively as a new integrated power and pipeline company.  Northern Plains and Pan Border are proposed to be included in this company.  Northern Plains and Pan Border are the majority general partners of Northern Border Intermediate Limited Partnership, which owns a 70% interest in Northern Border Pipeline.  On August 27, 2002, Enron announced that it had commenced a formal sales process for its interests in certain major assets and that it had extended invitations to visit electronic data rooms containing information on 12 of its most valuable businesses, with Northern Plains and Pan Border comprising one of those businesses, to potential bidders with whom Enron has executed confidentiality agreements.  The announcement also stated that Enron and its advisors, in consultation with the creditors’ committee and its advisors, will evaluate all offers received to determine the combination of bids that maximizes the value of all assets.  Enron stated that it reserves the right not to sell any of its assets if the bids received are not deemed fully reflective of the assets’ value.  Northern Border Pipeline has advised TC Pipelines that Enron and its advisors have received initial indications of interest in the businesses in October 2002.  Neither Northern Border Pipeline nor TC PipeLines can predict whether Northern Plains and Pan Border will be sold to a bidder in the auction process or ultimately included in the new integrated power and pipeline company under the proposal presented by Enron.

TC PipeLines plans to continue to monitor developments at Enron, to continue to assess the impact on TC PipeLines of Northern Border Pipeline’s existing agreements and relationships with Enron, and to take appropriate action to protect the interests of TC PipeLines and its unitholders.  For risks associated with Enron’s Chapter 11 filing, please read the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001 - Item 7.  Management’s Discussion and Analysis of  Financial Condition and Results of Operations - Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Bussiness - Possible Effects.”

Results of Operations of Tuscarora Gas Transmission Company

The following sets out summarized financial information for Tuscarora for the three and nine months ended September 30, 2002 and 2001 and as at September 30, 2002 and December 31, 2001.  Amounts discussed represent 100% of the operations of Tuscarora, of which the Partnership has held a 49% interest since September 1, 2000.

	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2002	2001	2002	2001
Tuscarora Income Statement
Revenues	5.6	5.3	16.8	15.8
Costs and expenses	(0.6)	(0.7)	(2.0)	(1.9)
Depreciation	(1.2)	(1.2)	(3.5)	(3.5)
Financial charges	(1.3)	(1.5)	(4.4)	(4.7)
Other income	0.2	—	0.5	0.3
Net income	2.7	1.9	7.4	6.0

(millions of dollars)	September 30, 2002	December 31, 2001
		(audited)
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	1.1	1.1
Other current assets	2.1	2.1
Plant, property and equipment, net	143.4	121.3
Other assets	1.2	1.6
	147.8	126.1
Liabilities and Partners’ Equity
Current liabilities	12.3	7.7
Long-term debt, net of current maturities	87.7	80.0
Partners’ equity
Partners’ capital	47.7	37.9
Accumulated other comprehensive income	0.1	0.5
	147.8	126.1

Third Quarter 2002 Compared with Third Quarter 2001

Net income increased $0.8 million, or 42%, to $2.7 million for the third quarter of 2002, compared to $1.9 million for the same period last year.  This increase is primarily due to higher revenue, lower financial charges and higher other income.

Revenues earned by Tuscarora increased $0.3 million, or 6%, to $5.6 million for the third quarter of 2002, compared to $5.3 million for the same period last year.  This increase is due to incremental revenues being generated from new transportation contracts.

Costs and expenses and depreciation incurred by Tuscarora in the third quarter of 2002 were consistent with the same period last year.

Financial charges of Tuscarora decreased $0.2 million, or 13%, to $1.3 million for the third quarter of 2002, compared to $1.5 million for the same period last year.  This decrease is due primarily to the capitalization of interest expense related to funds being used for Tuscarora’s expansion.

Other income was $0.2 million in the third quarter of 2002, a $0.2 million increase from the same period last year.  This increase is due to higher equity allowance for funds used during construction as a result of Tuscarora’s expansion.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Net income increased $1.4 million, or 23%, to $7.4 million for the first nine months of 2002, compared to $6.0 million for the same period last year.  This increase is primarily due to higher revenue, lower financial charges and higher other income.

Revenues earned by Tuscarora increased $1.0 million, or 6%, to $16.8 million for the first nine months of 2002, compared to $15.8 million for the same period last year.  This increase is due to incremental revenues being generated from new transportation contracts.

Costs and expenses and depreciation incurred by Tuscarora in the first nine months of 2002 were consistent with the same period last year.

Financial charges of Tuscarora decreased $0.3 million, or 6%, to $4.4 million for the first nine months of 2002, compared to $4.7 million for the same period last year.  This decrease is due primarily to the capitalization of interest expense related to funds being used for Tuscarora’s expansion.

Other income increased $0.2 million, or 67%, to $0.5 million for the first nine months of 2002, compared to $0.3 million for the same period last year.  This increase is due to higher equity allowance for funds used during construction as a result of Tuscarora’s expansion.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $6.3 million to $15.6 million for the first nine months of 2002 compared to $9.3 million last year primarily due to increases in accounts payable relating to Tuscarora’s expansion project.

Cash Flows from Investing Activities

Cash flows used in investing activities increased $20.8 million to $25.7 million for the first nine months of 2002 compared to $4.9 million last year primarily due to Tuscarora’s expansion project.

Cash Flows from Financing Activities

On January 4, 2002, Tuscarora entered into a credit agreement with a third party for a $5 million, 364-day revolving credit facility which bears interest at either the LIBOR rate plus 1% or the prime rate.  At September 30, 2002, Tuscarora had no amount outstanding under the revolving credit facility.

On March 15, 2002, Tuscarora issued Series C Senior Secured Notes in the amount of $10 million.  These notes bear interest at 6.89% and are due in 2012.  The proceeds from these notes are being used to finance a portion of the cost of the construction of Tuscarora’s expansion project.

For the first nine months of 2002, Tuscarora recorded cash flows from financing activities of $10.1 million compared to cash flows used in financing activities of $5.2 million last year.  In the first nine months of 2002, Tuscarora received proceeds of $10 million from the issuance of its Series C Secured Notes and paid $0.3 million in related issuance costs.  Tuscarora also repaid $2.1 million of long-term debt in the first nine months of 2002.  Tuscarora received contributions from partners of $9.2 million and paid cash distributions of $6.7 million in the first nine months of 2002.

For the first nine months of 2001, Tuscarora repaid $2.1 million of long-term debt.  In addition, Tuscarora paid cash distributions of $3.4 million.  Tuscarora did not make a cash distribution in the first quarter of 2001 due to the timing of the implementation of its cash distribution policy.

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

Northern Border Pipeline’s interest rate exposure results from variable rate borrowings from commercial banks.  To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. As of September 30, 2002, approximately 61% of Northern Border Pipline’s debt portfolio is in fixed rate debt. If average interest rates change by one percentage point compared to rates in effect at September 30, 2002, annual interest expense would change by approximately $3.3 million.  This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of  September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

a)              Evaluation of disclosure controls and procedures.  Based on their evaluation of the Partnership’s disclosure controls and procedures as of a date within 90 days of the filing of this quarterly report, the Chief Executive Officer and Chief Financial Officer of the general partner of the Partnership have concluded that the disclosure controls and procedures are effective.

b)            Changes in internal controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

10.1                     First Amendment and Waiver to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One NA as agent dated April 15, 2002.

10.2                     Second Amendment to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One NA as agent dated September 30, 2002 .

99.1                     Certification of President and Chief Executive Officer Regarding Periodic Report Containing Financial Statements.

99.2                     Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements.

(b)              Reports on Form 8-K

1.                                 Report on Form 8-K dated and filed on August 16, 2002 reporting that TransCanada PipeLines Limited, parent of the general partner of TC PipeLines, LP, acquired 100% of the outstanding common stock of Northwest Border Pipeline Company from The Williams Companies, Inc.  Northwest Border holds a 0.35% general partner interest in Northern Border Partners, L.P., the owner of a 70% general partner interest in Northern Border Pipeline Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC PipeLines, LP
(a Delaware Limited Partnership)

		By:	TC PipeLines GP, Inc., its general partner

		By:	/s/ Russell K. Girling
Date:	November 14, 2002		Russell K. Girling
Chief Financial Officer (duly authorized officer)

		By:	/s/ Theresa Jang
Date:	November 14, 2002		Theresa Jang
Controller (duly authorized officer)

CERTIFICATIONS

I, Ronald J. Turner, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of TC PipeLines, LP;

2.               Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 14th, 2002

/s/ Ronald J. Turner
Ronald J. Turner
President and Chief Executive Officer
TC PipeLines GP, Inc., as general partner

I, Russell K. Girling, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of TC PipeLines, LP;

2.               Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 14th, 2002

/s/ Russell K. Girling
Russell K. Girling
Chief Financial Officer
TC PipeLines GP, Inc., as general partner

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment and Waiver to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One NA as agent dated April 15, 2002.

10.2	Second Amendment to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One NA as agent dated September 30, 2002.

99.1	Certification of President and Chief Executive Officer Regarding Periodic Report Containing Financial Statements.

99.2	Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements.