Form 10-Q
period 2003-03-31
TC PIPELINES LP
filed 2003-05-15
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

As of May 15, 2003 there were 15,627,129 of the registrant’s common units outstanding.

TC PipeLines, LP

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

Three months ended March 31 (unaudited) (millions of dollars, except per unit amounts)	2003	2002
Equity Income from Investment in Northern Border Pipeline	11.0	11.3
Equity Income from Investment in Tuscarora	1.3	1.1
General and Administrative Expenses	(0.4)	(0.4)
Financial Charges	—	(0.1)
Net Income	11.9	11.9

Net Income Allocation
Common units	10.3	9.7
Subordinated units	1.2	1.8
General partner	0.4	0.4
	11.9	11.9

Net Income per Unit	$0.66	$0.66

Units Outstanding (millions)	17.5	17.5

Statement of Comprehensive Income

Three months ended March 31 (unaudited) (millions of dollars)	2003	2002
Net Income	11.9	11.9
Other Comprehensive Income
Change associated with current period hedging transactions	(0.1)	0.2
Total Comprehensive Income	11.8	12.1

See accompanying Notes to Condensed Financial Statements.

TC PipeLines, LP

Balance Sheet

(millions of dollars)	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets
Cash	4.0	6.4

Investment in Northern Border Pipeline	241.3	242.9
Investment in Tuscarora	39.9	36.7
	285.2	286.0

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	0.5	0.6

Long-Term Debt	8.5	11.5

Partners’ Equity
Common units	241.0	238.9
Subordinated units	27.2	27.0
General partner	6.0	5.9
Other comprehensive income	2.0	2.1
	276.2	273.9
	285.2	286.0

Statement of Cash Flows

Three months ended March 31 (unaudited) (millions of dollars)	2003	2002

Cash Generated from Operations
Net income	11.9	11.9
Add/(Deduct):
Distributions received in excess of equity income	1.7	0.3
(Increase)/decrease in operating working capital	(0.1)	0.1
	13.5	12.3
Investing Activities
Investment in Tuscarora	(3.3)	—

Financing Activities
Distributions paid	(9.6)	(9.0)
Reduction of long-term debt	(3.0)	—
	(12.6)	(9.0)

(Decrease)/Increase in Cash	(2.4)	3.3
Cash, Beginning of Period	6.4	9.2
Cash, End of Period	4.0	12.5

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

The financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.  Other comprehensive income recorded by TC PipeLines arises through its equity investments in Northern Border Pipeline Company (Northern Border Pipeline) and Tuscarora Gas Transmission Company (Tuscarora) and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora.  Amounts are stated in United States dollars.

Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment.  In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations for the three months ended March 31, 2003 and 2002, the financial position as at March 31, 2003 and December 31, 2002 and cash flows for the three months ended March 31, 2003 and 2002.

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2002.

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

TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline.  TC PipeLines’ equity income for the three months ended March 31, 2003 and 2002 represents 30% of the net income of Northern Border Pipeline for the same periods.  Retained earnings of TC PipeLines at March 31, 2003 and December 31, 2002 include undistributed earnings from Northern Border Pipeline of nil and $1.3 million, respectively.  The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three months ended March 31, 2003 and 2002 and as at March 31, 2003 and December 31, 2002.

Three months ended March 31 (unaudited) (millions of dollars)	2003	2002
Northern Border Pipeline Income Statement
Revenues	79.9	78.2
Costs and expenses	(16.8)	(13.8)
Depreciation	(14.5)	(14.5)
Financial charges	(11.8)	(13.0)
Other income/(expense)	(0.1)	0.8
Net income	36.7	37.7

Northern Border Pipeline has recorded other comprehensive income of $(0.4) million and $1.2 million, for the three months ended March 31, 2003 and 2002, respectively.

(unaudited) (millions of dollars)	March 31, 2003	December 31, 2002
		(audited)
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	19.0	25.4
Other current assets	54.8	40.8
Plant, property and equipment, net	1,618.4	1,636.0
Other assets	36.4	37.8
	1,728.6	1,740.0
Liabilities and Partners’ Equity
Current liabilities	141.2	130.9
Reserves and deferred credits	6.0	15.4
Long-term debt, net of current maturities	777.0	783.9
Partners’ Equity
Partners’ capital	798.0	803.0
Accumulated other comprehensive income	6.4	6.8
	1,728.6	1,740.0

Note 3    Investment in Tuscarora Gas Transmission Company

The Partnership owns a 49% general partner interest in Tuscarora, a partnership that owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada.  The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TransCanada.  The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources.  Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper, accounting for approximately 68% of Tuscarora’s available capacity.  Tuscarora is regulated by the FERC.

The Partnership uses the equity method of accounting for its investment in Tuscarora.  TC PipeLines’ equity income for the three months ended March 31, 2003 and 2002 represents 49% of the net income of Tuscarora for the same periods.  Retained earnings of TC PipeLines at each of March 31, 2003 and December 31, 2002 include undistributed earnings from Tuscarora of $0.6 million and $0.8 million, respectively.  The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three months ended March 31, 2003 and 2002 and as at March 31, 2003 and December 31, 2002.

Three months ended March 31 (millions of dollars)	2003	2002
Tuscarora Income Statement
Revenues	7.4	5.6
Costs and expenses	(1.2)	(0.6)
Depreciation	(1.6)	(1.2)
Financial charges	(1.6)	(1.5)
Other income	—	0.1
Net income	3.0	2.4

Tuscarora has recorded other comprehensive income of less than $(0.1) million and $(0.4) million for the three months ended March 31, 2003 and 2002, respectively.

(millions of dollars)	March 31, 2003	December 31, 2002
		(audited)
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	4.8	0.6
Other current assets	2.6	4.3
Plant, property and equipment, net	147.0	148.4
Other assets	1.2	1.2
	155.6	154.5
Liabilities and Partners’ Equity
Current liabilities	8.9	14.6
Long-term debt	85.4	85.3
Partners’ Equity
Partners’ capital	61.2	54.2
Accumulated other comprehensive income	0.1	0.4
	155.6	154.5

Note 4    Credit Facilities and Long-Term Debt

On September 30, 2002, the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent of the credit facility.  Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $20.0 million.  Loans under the Revolving Credit Facility bear interest at a floating rate.  The Revolving Credit Facility matures on July 31, 2004.  Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes.  At March 31, 2003 and December 31, 2002, the Partnership had borrowings of $8.5 million and $11.5 million, respectively, outstanding under the Revolving Credit Facility.  The fair value of the Revolving Credit Facility approximates its carrying value because the interest rate is a floating rate.  The interest rate on the Revolving Credit Facility averaged 2.70% and 2.76% for the three months ended March 31, 2003 and 2002, respectively, and, at March 31, 2003 and December 31, 2002, the interest rate was 2.70%.

On May 28, 2001, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada Pipeline USA Ltd., an affiliate of the General Partner.  The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the General Partner, if necessary.  At March 31, 2003 and December 31, 2002 the Partnership had no amount outstanding under the TransCanada Credit Facility.

Note 5    Net Income per Unit

Net income per unit is computed by dividing net income, after deduction of the General Partner’s allocation, by the weighted average number of common and subordinated units outstanding.  The General Partner’s allocation is equal to an amount based upon the General Partner’s 2% interest, adjusted to reflect an amount equal to incentive distributions.  Net income per unit was determined as follows:

Three months ended March 31 (millions of dollars, except per unit amounts)	2003	2002
Net income	11.9	11.9
Net income allocated to General Partner	(0.2)	(0.2)
Adjustment to reflect incentive distribution income allocation	(0.2)	(0.2)
	(0.4)	(0.4)
Net income allocable to units	11.5	11.5
Weighted average units outstanding (millions)	17.5	17.5
Net income per unit	$0.66	$0.66

Note 6    Subordinated Unit Conversion

On August 1, 2002, 936,435 subordinated units, representing one-third of the then outstanding subordinated units held by the General Partner, upon satisfaction of the tests set forth in the partnership agreement, automatically converted into an equal number of common units as provided for in the partnership agreement of TC PipeLines.

Note 7    Distributions

On April 21, 2003, the Board of Directors of the General Partner declared a cash distribution of $0.525 per unit for the three months ended March 31, 2003.  The distribution totaling approximately $9.6 million is payable on May 15, 2003 in the following manner: $8.2 million to the holders of common units as of the close of business on April 30, 2003, $1.0 million to the General Partner as holder of the subordinated units, $0.2 million to the General Partner as holder of incentive distribution rights and $0.2 million to the General Partner in respect of its 2% general partner interest.

Note 8    Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations,” became effective for the Partnership on January 1, 2003.  As the Partnership does not directly own any long-lived assets, no asset retirement obligation has been recorded on its balance sheet.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This quarterly report includes forward-looking statements regarding future events and the future financial performance of TC PipeLines, LP.  All forward-looking statements are based on the Partnership’s beliefs as well as assumptions made by and information currently available to the Partnership.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends”, “forecasts”, and similar expressions, identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•                                          regulatory decisions, particularly those of the Federal Energy Regulatory Commission (FERC);

•                                          majority control and operation of Northern Border Pipeline Company by affiliates of Enron Corp., and as a result, any further developments in the Enron bankruptcy proceedings, Enron’s announcement to create a new pipeline operating company, and bankruptcy-related regulatory issues, including the potential denial by the Securities and Exchange Commission (SEC) of Enron’s application for exemption from the Public Utility Holding Company Act and any impact of such denial on Northern Border Pipeline Company and the Partnership;

•                                          the failure of a shipper on either one of the Partnership’s pipelines to perform its contractual obligations, including Sierra Pacific Power Company, the shipper of approximately 68% of Tuscarora Gas Transmission Company’s capacity;

•                                          the ability of Northern Border Pipeline Company to recontract the 36% of its capacity that is set to expire in September and October 2003;

•                                          cost of acquisitions;

•                                          future demand for natural gas;

•                                          overcapacity in the industry;

•                                          conflicts of interest between TransCanada, the owner of the Partnership’s general partner, on the one hand, and the Partnership, on the other hand; and

•                                          prevailing economic conditions, particularly conditions of the capital and equity markets;

and other risks discussed in the Partnership’s filings with the SEC, including the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements.

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

The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership.  The general partners of Northern Border Partners are Northern Plains and Pan Border, both Enron affiliates, and Northwest Border Pipeline Company, a subsidiary of TransCanada.  TransCanada has one member and 12.25% of the voting power on the Northern Border Pipeline management committee.  TransCanada and TC PipeLines collectively have two members and an aggregate 42.25% of the voting power of the Northern Border Pipeline management committee.  Northern Plains and Pan Border collectively have two members and 57.75% of the voting power of the Northern Border Pipeline management committee.  Northern Plains also serves as the operator of the Northern Border pipeline system.

Investment in Tuscarora Gas Transmission Company

Tuscarora owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada.  The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada.  The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources.  Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper, accounting for approximately 68% of Tuscarora’s available capacity.

On December 1, 2002, Tuscarora completed and placed into service an expansion of its pipeline system.  The expansion consisted of the addition of two compressor stations, located along the Tuscarora mainline, as well as an 11-mile pipeline extension from Tuscarora’s previous terminus near Reno, Nevada to Wadsworth, Nevada.  The expansion increased Tuscarora’s capacity to approximately 182 million cubic feet per day.   The project had a capital budget of $43.0 million but was completed at a capital cost of approximately $39.0 million.  The new capacity is contracted under long-term firm contracts ranging from ten to fifteen years. Under the terms of these transportation contracts, approximately 70% of the new contracted capacity came into effect upon commencement of service.  The remaining

30% of new contracted capacity will come into effect by the end of 2003.

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

First Quarter 2003 Compared with First Quarter 2002

Net income of $11.9 million for first quarter 2003 equaled net income reported for the same period last year.  2003 first quarter net income reflects a decrease in equity income from Northern Border Pipeline and an increase in equity income from Tuscarora.

Equity income from the Partnership’s investment in Northern Border Pipeline decreased $0.3 million, or 3%, to $11.0 million for first quarter 2003, compared to $11.3 million for the same period last year.  In first quarter 2003, Northern Border Pipeline’s revenues were higher than the same period last year.  First quarter 2002 revenues reflected uncollectible revenues from transportation capacity held by Enron North America, an Enron subsidiary that filed for bankruptcy protection in December 2001 (TC PipeLines’ share of revenues lost on this capacity was $0.5 million).  Also, Northern Border Pipeline’s interest expense was lower during first quarter 2003 compared to the same period last year due primarily to lower average interest rates and lower average debt balances outstanding.  This resulted in an increase of $0.4 million to the Partnership’s equity income.  These increases to the Partnership’s equity income were more than offset by increases in Northern Border Pipeline’s operations and maintenance expense as well as taxes other than income.  First quarter 2003 operations and maintenance expense reflected higher power costs for certain compressor stations (see “Results of Operations of Northern Border Pipeline Company - Update on Company Use Gas FERC Filing”) and higher employee benefits expenses as compared to the same period last year.  During first quarter 2002, Northern Border Pipeline received a fuel tax refund, resulting in an unfavorable variance in taxes other than income when compared to first quarter 2003.  The combined effect of these increased expenses at Northern Border Pipeline during first quarter 2003 is a $0.9 million decrease to equity income from Northern Border.  Further reducing the Partnership’s first quarter 2003 equity income by approximately $0.3 million was the variance in Northern Border Pipeline’s other income/(expense).  In first quarter 2003, Northern Border Pipeline accrued interest expense related to the refunds required by the order issued by the FERC on March 27, 2003 (see "Results of Northern Border Pipeline Company—Update on Company Use Gas FERC Filing").  In first quarter 2002, Northern Border Pipeline recorded interest income related to the fuel tax refund.

Equity income from the Partnership’s investment in Tuscarora increased $0.2 million, or 18%, to $1.3 million for first quarter 2003, compared to $1.1 million for the same period last year. Tuscarora’s revenues increased $1.8 million primarily due to new transportation contracts from the expansion.  TC PipeLines’ share was $0.8 million.  This increase was partially offset by increased operations and maintenance expense and depreciation expense, both resulting from Tuscarora’s expansion.  The combined effect of these increases in expenses reduced the Partnership’s equity income by $0.4 million.

The Partnership recorded general and administrative expenses of $0.4 million for first quarter 2003, equaling the general and administrative expenses for the same period in 2002.

The Partnership recorded financial charges of less than $0.1 million and $0.1 million for first quarter 2003 and 2002, respectively.

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

2003 First Quarter Cash Distribution

On April 21, 2003, the Board of Directors of the General Partner declared the Partnership’s 2003 first quarter cash distribution in the amount of $0.525 per unit.  This distribution will be paid on May 15, 2003 to unitholders of record as of April 30, 2003.  The first quarter cash distribution, totaling $9.6 million, will be paid in the following manner: $8.2 million to common unitholders (including $1.5 million to an affiliate of TransCanada as holder of 2,800,000 common units and $0.5 million to the General Partner as holder of 936,435 common units), $1.0 million to the General Partner as holder of the subordinated units, $0.2 million to the General Partner as holder of incentive distribution rights, and $0.2 million to the General Partner in respect of its 2% general partner interest.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $1.2 million, or 10%, to $13.5 million for first quarter 2003, compared to $12.3 million for the same period last year.  In first quarter 2003 and 2002, the Partnership received cash distributions of $12.5 million and $11.8 million, respectively, from its equity investment in Northern Border Pipeline.  The Partnership also received cash distributions of $1.5 million and $1.0 million from its equity investment in Tuscarora in first quarter 2003 and 2002, respectively.

Cash Flows from Investing Activities

In first quarter 2003, the Partnership made an equity contribution of $4.1 million to Tuscarora related to Tuscarora’s 2002 expansion project, which was partially offset by a $0.8 million return of capital from Tuscarora.

Cash Flows from Financing Activities

In first quarter 2003, the Partnership paid $9.6 million in cash distributions: $8.2 million to common unitholders (including $1.5 million to an affiliate of TransCanada as holder of 2,800,000 common units and $0.5 million to the General Partner as holder of 936,435 common units), $1.0 million to the General Partner as holder of the subordinated units, $0.2 million to the General Partner, as holder of incentive distribution rights, and $0.2 to the General Partner in respect of its 2% general partner interest.  This compares to cash distributions of $9.0 million, which were paid by the Partnership in first quarter 2002.

On September 30, 2002, the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent of the credit facility.  Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $20.0 million.  Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% or the prime rate.  The Revolving Credit Facility matures on July 31, 2004.  Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes.  In the first quarter of 2003 the Partnership made principal re-payments on the Revolving Credit Facility of $3.0 million.  At March 31, 2003 and May 15, 2003, the Partnership had borrowings of $8.5 million outstanding under the Revolving Credit Facility.  The interest rate on the Revolving Credit Facility averaged 2.7% for the three months ended March 31, 2003 and was 2.7% at March 31, 2003.

On May 28, 2001, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the General Partner.  The TransCanada Credit Facility bears interest at LIBOR plus 1.25%.  The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the General Partner, if necessary.  At March 31, 2003 and May 15, 2003, the Partnership had no amount outstanding under the TransCanada Credit Facility.

Capital Requirements

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions during the remainder of 2003, TC PipeLines expects to fund these requirements with operating cash flows, debt and/or equity.

Results of Operations of Northern Border Pipeline Company

Critical Accounting Policies

Certain amounts included in or affecting Northern Border Pipeline’s Financial Statements and related disclosures must be estimated, requiring it to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Any effects on Northern Border Pipeline’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Certain of Northern Border Pipeline’s accounting policies are of more significance in its financial statement preparation process than others.  Northern Border Pipeline’s accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities.  Northern Border Pipeline continually assesses whether the regulatory assets are probable of future recovery by considering such factors as regulatory changes and the impact of competition.  If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time.  At March 31, 2003, Northern Border Pipeline has reflected regulatory assets of $10.2 million, which are being recovered from its shippers over varying periods of time.  Northern Border Pipeline’s long-lived assets are stated at original cost.  Northern Border Pipeline must use estimates in determining the economic useful lives of those assets.  For utility property, no retirement gain or loss is included in income except in the case of retirements or sales of entire regulated operating units.  The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal.  Northern Border Pipeline’s accounting for financial instruments follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement.  At March 31, 2003, Northern Border Pipeline’s balance sheet included assets from derivative financial instruments of $20.2 million.

In 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if the liability can be reasonably estimated.  When the liability is initially recorded, the carrying amount of the related asset is increased by the same amount. Over time, the liability is accreted to its future value and the accretion is recorded to expense. The initial adjustment to the asset is depreciated over its useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. Northern Border Pipeline advises that, in some instances, it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation upon retirement. Northern Border Pipeline further advises that it was unable to reasonably estimate and record liabilities for its obligations that fall under the provisions of this statement because it cannot reasonably estimate when such obligations would be settled. Effective January 1, 2003, Northern Border Pipeline adopted SFAS No. 143, which did not have a material impact on its financial position or results of operations.

The following sets out summarized financial information for Northern Border Pipeline for the three months ended March 31, 2003 and 2002 and as at March 31, 2003 and December 31, 2002. Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

Three months ended March 31 (unaudited) (millions of dollars)	2003	2002
Northern Border Pipeline Income Statement
Revenues	79.9	78.2
Costs and expenses	(16.8)	(13.8)
Depreciation	(14.5)	(14.5)
Financial charges	(11.8)	(13.0)
Other income/(expense)	(0.1)	0.8
Net income	36.7	37.7

(millions of dollars)	March 31, 2003	December 31, 2002
	(unaudited)	(audited)
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	19.0	25.4
Other current assets	54.8	40.8
Plant, property and equipment, net	1,618.4	1,636.0
Other assets	36.4	37.8
	1,728.6	1,740.0
Liabilities and Partners’ Equity
Current liabilities	141.2	130.9
Reserves and deferred credits	6.0	15.4
Long-term debt, net of current maturities	777.0	783.9
Partners’ Equity
Partners’ capital	798.0	803.0
Accumulated other comprehensive income	6.4	6.8
	1,728.6	1,740.0

Update on Company Use Gas FERC Filing

In February 2003, Northern Border Pipeline filed to amend its FERC tariff to clarify the definition of company use gas, which is gas supplied by its shippers for its operations, by adding detailed language to the broad categories that comprise company use gas.  Northern Border Pipeline had included in its collection of company use gas, quantities that were equivalent to the cost of electric power at its electric-driven compressor stations during the period of June 2001 through January 2003.  On March 27, 2003, the FERC issued an order rejecting Northern Border Pipeline’s proposed tariff sheet revision and requiring refunds with interest within 90 days of the order.  The refunds with interest are approximately $10.3 million and are recorded in accounts payable on Northern Border Pipeline’s balance sheet as of March 31, 2003. Northern Border Pipeline made the refunds to its shippers in May 2003.

First Quarter 2003 Compared with First Quarter 2002

Northern Border Pipeline’s net income decreased $1.0 million for the first quarter of 2003, as compared to the same period in 2002.  Net income was reduced by higher operating expenses and decreases in other income (expense), partially offset by increases in operating revenues and reductions in interest expense.

Operating revenues increased $1.7 million for the first quarter of 2003, as compared to the same period in 2002.  The 2002 results were impacted by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see “Update On The Impact Of Enron’s Chapter 11 Filing On Northern Border Pipeline’s Business”).  For the first quarter of 2002, the revenues lost on this capacity totaled approximately $1.5 million.

Costs and expenses consist of operations and maintenance expenses and taxes other than income.

Operations and maintenance expenses increased $1.7 million for the first quarter of 2003, as compared to the same period in 2002, due primarily to the cost for electricity to power Northern Border Pipeline’s electric-driven compressors.  Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power (see “Update on Company Use Gas FERC Filing”).  Operations and maintenance expenses also include an increase in employee benefits expenses.

Taxes other than income increased $1.3 million for the first quarter of 2003, as compared to the same period in 2002.  The 2002 amount included a refund of use taxes previously paid on exempt purchases.

Financial charges decreased $1.2 million for the first quarter of 2003, as compared to the same period in 2002, due to a decrease in Northern Border Pipeline’s average interest rate as well as a decrease in average debt outstanding.

Other income (expense) decreased $0.9 million for the first quarter of 2003, as compared to the same period in 2002.  The 2003 amount includes $0.3 million of estimated interest expense for refunds required by the order issued by the FERC on March 27, 2003 (see “Update on Company Use Gas FERC Filing”).  The 2002 amount included $0.6 million of income primarily related to interest received on the refund of use taxes.

Liquidity and Capital Resources of Northern Border Pipeline Company

Debt and Credit Facilities

Northern Border Pipeline’s debt and credit facilities outstanding at March 31, 2003, are as follows:

	Payments Due by Period
	Total	Current Portion (Less Than 1 Year)	Long- Term Portion
	(In Millions)
1992 Series D Senior Notes, average 8.57%, due 2003	65.0	65.0	—
$175 million Pipeline Credit Agreement, average 2.18%, due 2005	83.0	—	83.0
6.25% Senior Notes due 2007	225.0	—	225.0
7.75% Senior Notes due 2009	200.0	—	200.0
7.50% Senior Notes due 2021	250.0	—	250.0
Total	823.0	65.0	758.0

At March 31, 2003, Northern Border Pipeline had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement.  The Series D Senior Notes mature in August 2003.  Northern Border Pipeline anticipates borrowing under the Pipeline Credit Agreement to repay the Series D Senior Notes.

Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007.  Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the LIBOR and in return receives payments based on a 6.25% fixed rate.  At March 31, 2003, the average effective interest rate on Northern Border Pipeline’s interest rate swap agreements was 2.70%.

Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement.  Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $43.3 million in the first quarter of 2003 as compared to $52.8 million for the comparable period in 2002.  The $9.5 million decrease in 2003 from 2002 was primarily related to a reduction in prepayments that Northern Border Pipeline had required certain shippers make for transportation services.

Cash Flows from Investing Activities

Capital expenditures were $1.9 million for the first quarter of 2003 as compared to $2.1 million for the comparable period in 2002.  The capital expenditures for 2003 and 2002 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2003 are estimated to be $11 million primarily related to renewals and replacements of existing facilities.  Northern Border Pipeline advises that it currently anticipates funding its 2003 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

Cash Flows from Financing Activities

Cash flows used in financing activities were $47.8 million for the first quarter of 2003 as compared to $46.2 million for the comparable period in 2002.  Distributions to partners were $41.8 million and $39.2 million in the first quarter of 2003 and 2002, respectively.  Distributions paid in the current quarter are computed based on the previous quarter's operating results.  A distribution of approximately $32.4 million was declared for the first quarter of 2003 and paid May 1, 2003.  In addition to being impacted by the operating results for the quarter, the first quarter distribution was reduced to reflect the impact of the refunds ordered by the FERC on March 27, 2003 (see “Update on Company Use Gas FERC Filing”) in accordance with the currently approved distribution formula.

For 2003 and 2002, borrowings on long-term debt totaled $22.0 million and $20.0 million, respectively.  Total payments on debt were $28.0 million and $27.0 million in 2003 and 2002, respectively.

Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business

As more fully discussed in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2002, on December 2, 2001, Enron Corp. and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

Numerous shareholder and employee class action lawsuits have been initiated against Enron, its former independent accountants, legal advisors, executives, and board members. Enron has received several requests for information from different federal and state agencies, including the FERC, and committees of the United States House of Representatives and Senate. Some of the information requested from Enron may include information about Northern Border Pipeline. Northern Border Pipeline advises that while it has not been subject to these investigations or lawsuits, it is possible that in the documentation production by Enron, confidential, proprietary or commercially sensitive information concerning Northern Border Pipeline may have been produced. It is also possible that some of this information may be made available to the public.

Further and relating to Enron’s bankruptcy, on April 17, 2003, Northern Border Pipeline filed with the SEC a current report on Form 8-K describing the possible effects of a potential affirmation by the SEC of an initial decision (Initial Decision) by the administrative law judge (ALJ) issued on February 6, 2003 denying Enron’s application for exemption from the requirements of the Public Utility Holding Company Act (PUHCA).  As set forth in more detail below, Enron has filed a petition with the SEC requesting a reversal of the Initial Decision.  Until the SEC acts on this petition, the Initial Decision is stayed.  The text of the Form 8-K reads as follows:

Northern Border Partners, L.P. owns a 70% general partner interest in Northern Border Pipeline.  Two of Northern Border Partners’ general partners, Northern Plains Natural Gas Company and Pan Border Gas Company, are owned by Enron.  In addition, all of the common stock of Portland General Electric Company (PGE) is owned by Enron.  As the owner of PGE’s common stock, Enron is a holding company for purposes of PUHCA.  Following Enron’s acquisition of PGE in 1997, Enron annually filed a statement claiming an exemption from all provisions of PUHCA (except the provision which addresses the acquisition of public utility company affiliates) under Section 3(a)(1).  Due to Enron’s bankruptcy filing in December 2001, Enron is no longer able to provide necessary financial information needed to file the exemption statement.  As a result, in February 2002, Enron applied to the SEC for an order of exemption under Section 3(a)(1).  To be eligible for this exemption, PGE’s utility activities must, among other things, be predominantly intrastate in character.

Following the submission of testimony by the parties to the proceeding, a hearing on Enron’s application was held on December 5, 2002.  On February 6, 2003, the ALJ issued an Initial Decision holding that PGE does not meet the criteria to be predominantly intrastate in character, thereby denying Enron’s application for exemption.  On February 27, 2003, Enron filed a petition for review with the SEC requesting that the SEC review the ALJ’s Initial Decision, reverse such Initial Decision, and find that Enron is entitled to an exemption from PUHCA.  Filing of the petition stays the effect of the Initial Decision until such time as the SEC acts on the petition.  As directed by the SEC, the Division of Investment Management filed a response to the petition on March 25, 2003 urging the SEC to reject the petition and affirm the ALJ’s Initial Decision.  The SEC could act on the petition at any time.  Possible actions that the SEC could take include setting the matter for further hearings before the full Commission or summarily affirming, reversing or modifying the Initial Decision.  If the SEC affirms the Initial Decision, Enron would be required to register as a holding company under PUHCA and Northern Plains and Pan Border would presumptively become subsidiaries within the newly registered Enron holding company system.  Further, because of the voting interest held by Enron through its general partner interests in Northern Border Partners, Northern Border Partners and certain of its subsidiaries, including Northern Border Pipeline, would also presumptively become subsidiaries within the Enron holding company system.

PUHCA imposes a number of restrictions on the operation of registered holding companies and their subsidiaries within the registered holding company system, including the requirement of SEC approval of securities issuances and certain restrictions on the ability to own or acquire businesses.  PUHCA also regulates transactions between companies in a holding company system.  Operations under PUHCA can become materially more expensive and cumbersome than operations by companies that are not subject to, or exempt from, PUHCA.  Northern Border Pipeline advises that if it was to become a subsidiary of a registered holding company under PUHCA, it would become subject to regulation by the SEC not only with respect to the acquisition of the securities of public utilities, but also with respect to, among other things, the acquisition of assets and interests in any other business, declaration and payment of certain cash distributions; intra-system borrowings or indemnifications; sales, services or construction transactions with other holding company system companies; the issuance of debt or equity securities; and borrowings under credit facilities.  At this time, Northern Border Pipeline advises that it cannot predict how regulations under PUHCA would impact its operations, although if it receives the exemptions or orders referred to below, Northern Border Pipeline advises that it believes that it will be able to conduct its operations in a manner consistent with its current operations without material cost or delay.

If Enron’s exemption application is denied by the SEC, Northern Border Pipeline advises that it cannot estimate the amount of time that the SEC will provide for Enron to register as a holding company under PUHCA at which time Enron and its holding company system would become subject to PUHCA.  Northern Border Pipeline advises that it intends to seek orders from the SEC that, if granted, would minimize the impacts as described above of PUHCA on its operations.  Northern Border Pipeline also advises that it may seek exemptions for its operations from regulation under PUHCA.  Similar orders and exemptions have been granted by the SEC to other operating subsidiaries of holding companies under PUHCA.  No assurance can be given that Northern Border Pipeline will be successful in obtaining all of the orders or exemptions that it intends to seek or that its operations will not be subject to the full regulatory impact of PUHCA.

On April 18, 2003 TC PipeLines filed a current report on Form 8-K, reporting Northern Border Pipeline’s April 17, 2003 current report on Form 8-K.  While TC PipeLines currently does not anticipate that the outcome of the SEC’s determination will have a material impact on its ability to conduct its operations or to meet its obligations, the Partnership cannot guarantee that further regulatory developments may not have an impact on its operations.

For risks associated with Enron’s Chapter 11 filing, please read the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002 -  “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations of Northern Border Pipeline Company - Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business - Possible Effects.”

Results of Operations of Tuscarora Gas Transmission Company

Critical Accounting Policy

Tuscarora’s accounting policies conform to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities.

Effective January 1, 2003, Tuscarora adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which did not have a material impact on its financial position or results of operations.

The following sets out summarized financial information for Tuscarora for the three months ended March 31, 2003 and 2002 and as at March 31, 2003 and December 31, 2002.  Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

Three months ended March 31 (unaudited) (millions of dollars)	2003	2002
Tuscarora Income Statement
Revenues	7.4	5.6
Costs and expenses	(1.2)	(0.6)
Depreciation	(1.6)	(1.2)
Financial charges	(1.6)	(1.5)
Other income	—	0.1
Net income	3.0	2.4

(millions of dollars)	March 31, 2003	December 31, 2002
	(unaudited)	(audited)
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	4.8	0.6
Other current assets	2.6	4.3
Plant, property and equipment, net	147.0	148.4
Other assets	1.2	1.2
	155.6	154.5
Liabilities and Partners’ Equity
Current liabilities	8.9	14.6
Long-term debt	85.4	85.3
Partners’ Equity
Partners’ capital	61.2	54.2
Accumulated other comprehensive income	0.1	0.4
	155.6	154.5

First Quarter 2003 Compared with First Quarter 2002

Net income increased $0.6 million, or 25%, to $3.0 million for first quarter 2003, compared to $2.4 million for the same period last year.  This increase is primarily due to higher revenue, partially offset by higher operations and maintenance expense and depreciation expense.

Revenues earned by Tuscarora increased $1.8 million, or 32%, to $7.4 million for first quarter 2003, compared to $5.6 million for the same period last year.  This increase is due to incremental revenues being generated from new transportation contracts, including those resulting from the expansion.

Costs and expenses incurred by Tuscarora increased $0.6 million, or 100%, to $1.2 million for first quarter 2003, compared to $0.6 million for the same period last year.  This increase mainly reflects the higher operations and maintenance expenses required to run the two new compressor stations that were placed into service December 1, 2002.

Depreciation recorded by Tuscarora increased $0.4 million, or 33%, to $1.6 million for first quarter 2003, compared to $1.2 million for the same period last year.  This increase reflects the larger asset base resulting from the expansion in 2002.

Financial charges of Tuscarora increased $0.1 million, or 7%, to $1.6 million for first quarter 2003, compared to $1.5 million for the same period last year.  This increase is due primarily to higher average debt balances in first quarter 2003.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $1.1 million to $5.1 million in first quarter 2003 compared to $4.0 million in the same period last year primarily due to changes in working capital and increased net income relating to Tuscarora’s expansion.

Cash Flows from Investing Activities

In first quarter 2003, Tuscarora used $0.2 million for capital expenditures primarily related to its 2002 expansion.

In first quarter 2002, Tuscarora used $1.4 million of cash primarily related to the construction of the 2002 expansion facilities.

Cash Flows from Financing Activities

In first quarter 2003, Tuscarora reported cash flows used in financing activities of $0.7 million compared to cash flows from financing activities of $8.0 million last year.  In first quarter 2003, Tuscarora repaid the $4.6 million balance outstanding on its revolving credit facility which expired on January 3, 2003.  Tuscarora received contributions from partners of $8.5 million and paid cash distributions of $3.0 million as well as a return of capital to its partners of $1.6 million in first quarter 2003.

In first quarter 2002, Tuscarora received proceeds of $10.0 million from the issuance of its Series C Secured Notes and paid $0.3 million in related issuance costs.  In addition, Tuscarora paid cash distributions of $1.9 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines’ interest rate exposure results from its Revolving Credit Facility, which is subject to variability in LIBOR interest rates.  Since December 31, 2002, there has not been any material change to TC PipeLines’ interest rate exposure.

The Partnership’s market risk sensitivity is also influenced by and reflects the same factors that influence Northern Border Pipeline.  Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas they transport, and, therefore, do not assume any of the related natural gas commodity price risk.

Northern Border Pipeline’s interest rate exposure results from variable rate borrowings from commercial banks.  To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt.  Northern Border Pipeline also uses interest rate swaps as a means to manage interest rate expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates.  Northern Border Pipeline advises that there have not been any material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2002, in Item 7A of TC PipeLines’ Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

a)              Evaluation of disclosure controls and procedures.  Based on their evaluation of the Partnership’s disclosure controls and procedures as of a date within 90 days of the filing of this quarterly report, the President and Chief Executive Officer and Chief Financial Officer of the general partner of the Partnership have concluded that the disclosure controls and procedures are effective.

b)            Changes in internal controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

TC PipeLines, LP

Mirant Americas Energy Marketing, LP is currently obligated for approximately 10% of Northern Border Pipeline's contracted firm capacity. Mirant's firm contracts expire in October 2006 and December 2008. Mirant also manages the assets of Pan-Alberta Gas Ltd., including the contracts of Pan-Alberta Gas (U.S.)(Pan-Alberta), which is obligated for approximately 20% of Northern Border Pipeline's contracted firm capacity. Pan-Alberta's firm contracts expire October 31, 2003. Mirant has recently announced the sale of its Canadian natural gas aggregator services contracts and a significant portion of its natural gas transportation contracts to Cargill Limited. The announcement did not identify which transportation contracts were included but did state that Cargill would assume the management services to operate the aggregator business of Pan-Alberta Gas Ltd. Mirant's announcement indicates the transaction is expected to close later this year pending regulatory approvals.

Northern Border Pipeline advises that it has recently reached agreement with an investment grade shipper for approximately 125 million cubic feet per day of transportation capacity for a one-year period extending from November 1, 2003 through October 31, 2004.  The capacity extends from Port of Morgan, Montana to interconnections in Northern Border Pipeline’s market areas, with the majority of the capacity extending to the Chicago area.  The agreement is at the maximum transportation rate available under Northern Border Pipeline's tariff and is expected to yield approximately $18.8 million in revenue over its term.  Northern Border Pipeline further advises that, with this agreement, the percentage of system capacity under contracts that expire before November 1, 2003, has been reduced from 42% to 36%.

In TC PipeLine's Annual Report on Form 10-K for the year ended December 31, 2002, it was reported that Northern Border Pipeline was selected for an industry-wide audit of FERC-assessed annual charges.  On April 10, 2003, the FERC issued its final report finding Northern Border Pipeline was compliant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

99.1                     Certification of President and Chief Executive Officer Regarding Periodic Report Containing Financial Statements.

99.2                     Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements.

(b)              Reports on Form 8-K

1.                                 Report on Form 8-K dated and filed on January 30, 2003 reporting that TC PipeLines, LP issued a press release announcing fourth quarter results for the period ended December 31, 2002.

2.                                 Report on Form 8-K dated April 17, 2003 and filed on April 18, 2003 reporting that Northern Border Pipeline filed an 8-K with the SEC describing the possible effects of the potential denial of Enron’s petition to be exempt from the requirements of the Public Utility Holding Company Act.  If Enron’s petition is denied, Northern Border Pipeline Company would become a subsidiary within the Enron holding company system.

3.                                 Report on Form 8-K dated April 21, 2003 and filed on April 22, 2003 reporting that TC PipeLines, LP issued a press release announcing first quarter results for the period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC PipeLines, LP
(a Delaware Limited Partnership)

	By:	TC PipeLines GP, Inc., its general partner

	By:	/s/ Russell K. Girling
Date: May 15, 2003		Russell K. Girling
Chief Financial Officer (duly authorized officer)

	By:	/s/ Theresa Jang
Date: May 15, 2003		Theresa Jang
Controller (duly authorized officer)

CERTIFICATIONS

I, Ronald J. Turner, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of TC PipeLines, LP;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

/s/ Ronald J. Turner
Ronald J. Turner
President and Chief Executive Officer
TC PipeLines GP, Inc., as general partner

I, Russell K. Girling, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of TC PipeLines, LP;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

/s/ Russell K. Girling

Russell K. Girling
Chief Financial Officer
TC PipeLines GP, Inc., as general partner