Form 10-Q
period 2003-06-30
TC PIPELINES LP
filed 2003-08-14
CIK 1075607

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 000-26091

                                TC PIPELINES, LP
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          52-2135448
---------------------------------------                   ----------------------
     (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                      Identification Number)

    110 TURNPIKE ROAD, SUITE 203
     WESTBOROUGH, MASSACHUSETTS                                    01581
---------------------------------------                   ----------------------
(Address of principal executive offices)                        (Zip code)

                                  508-871-7046
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/     No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes /X/     No / /

     As of August 14, 2003 there were 16,563,564 of the registrant's common units outstanding.

                                TC PIPELINES, LP

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Statement of Income - Three and six months ended
               June 30, 2003 and 2002                                         3
              Statement of Comprehensive Income - Three and six months
               ended June 30, 2003 and 2002                                   3
              Balance Sheet - June 30, 2003 and December 31, 2002             4
              Statement of Cash Flows - Three and six months ended
               June 30, 2003 and 2002                                         4
              Notes to Condensed Financial Statements                         5

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

              Results of Operations of TC PipeLines, LP                      11
              Liquidity and Capital Resources of TC PipeLines, LP            14
              Results of Operations of Northern Border Pipeline Company      15
              Liquidity and Capital Resources of Northern Border
               Pipeline Company                                              21
              Results of Operations of Tuscarora Gas Transmission Company    25
              Liquidity and Capital Resources of Tuscarora Gas
               Transmission Company                                          28

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk     29

     ITEM 4.  Controls and Procedures                                        30

PART II.  OTHER INFORMATION

     ITEM 5.  Other Information                                              31

     ITEM 6.  Exhibits and Reports on Form 8-K                               32

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                TC PIPELINES, LP

                              STATEMENT OF INCOME

(UNAUDITED)                                                       THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
(MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)                          2003            2002             2003            2002
-------------------------------------------------------------------------------------------------------------------------------
Equity Income from Investment in Northern Border Pipeline               11.3            11.6             22.3            22.9
Equity Income from Investment in Tuscarora                               1.2             1.0              2.5             2.1
General and Administrative Expenses                                     (0.4)           (0.3)            (0.8)           (0.7)
Financial Charges                                                       (0.1)           (0.1)            (0.1)           (0.2)
                                                                ---------------------------------------------------------------
Net Income                                                              12.0            12.2             23.9            24.1
                                                                ---------------------------------------------------------------
                                                                ---------------------------------------------------------------

NET INCOME ALLOCATION
Common units                                                            10.3             9.8             20.6            19.5
Subordinated units                                                       1.3             1.9              2.5             3.7
General partner                                                          0.4             0.5              0.8             0.9
                                                                ---------------------------------------------------------------
                                                                        12.0            12.2             23.9            24.1
                                                                ---------------------------------------------------------------
                                                                ---------------------------------------------------------------

Net Income per Unit                                                    $0.66           $0.67            $1.32           $1.33
                                                                ---------------------------------------------------------------
                                                                ---------------------------------------------------------------

Units Outstanding (millions)                                            17.5            17.5             17.5            17.5
                                                                ---------------------------------------------------------------
                                                                ---------------------------------------------------------------


                        STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)                                                       THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
(MILLIONS OF DOLLARS)                                                   2003            2002             2003            2002
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              12.0            12.2             23.9            24.1
Other Comprehensive Income
  Change associated with current period hedging transactions            (0.2)           (0.9)            (0.3)           (0.7)
                                                                ---------------------------------------------------------------
Total Comprehensive Income                                              11.8            11.3             23.6            23.4
                                                                ---------------------------------------------------------------
                                                                ---------------------------------------------------------------


See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                                  BALANCE SHEET

                                                                                   JUNE 30, 2003    December 31, 2002
(MILLIONS OF DOLLARS)                                                                (UNAUDITED)            (AUDITED)
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                                                        2.3               6.4

Investment in Northern Border Pipeline                                                      242.7             242.9
Investment in Tuscarora                                                                      39.5              36.7
                                                                                --------------------------------------
                                                                                            284.5             286.0
                                                                                --------------------------------------
                                                                                --------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
  Accounts payable                                                                            0.5               0.6

Long-Term Debt                                                                                5.5              11.5

Partners' Equity
  Common units                                                                              243.1             238.9
  Subordinated units                                                                         27.5              27.0
  General partner                                                                             6.1               5.9
  Other comprehensive income                                                                  1.8               2.1
                                                                                --------------------------------------
                                                                                            278.5             273.9
                                                                                --------------------------------------
                                                                                            284.5             286.0
                                                                                --------------------------------------
                                                                                --------------------------------------

                            STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30 (UNAUDITED)
(MILLIONS OF DOLLARS)                                                                        2003              2002
----------------------------------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                                                   23.9              24.1
Add/(Deduct):
Distributions received in excess of equity income                                             0.6               1.2
Increase in operating working capital                                                        (0.1)             (0.1)
                                                                                --------------------------------------
                                                                                             24.4              25.2
                                                                                --------------------------------------

INVESTING ACTIVITIES
Investment in Tuscarora                                                                      (3.3)              -
                                                                                --------------------------------------

FINANCING ACTIVITIES
Distributions paid                                                                          (19.2)            (18.1)
Reduction of long-term debt                                                                  (6.0)            (10.0)
                                                                                --------------------------------------
                                                                                            (25.2)            (28.1)
                                                                                --------------------------------------

DECREASE IN CASH                                                                             (4.1)             (2.9)
CASH, BEGINNING OF PERIOD                                                                     6.4               9.2
                                                                                --------------------------------------
CASH, END OF PERIOD                                                                           2.3               6.3
                                                                                --------------------------------------
                                                                                --------------------------------------


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

     Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three and six months ended June 30, 2003 and 2002, the financial position as at June 30, 2003 and December 31, 2002 and cash flows for the six months ended June 30, 2003 and 2002.

     The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2    INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY

The Partnership owns a 30% general partner interest in Northern Border Pipeline, a partnership which owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States. The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership. The 2% general partnership interest in Northern Border Partners, L.P. is controlled by affiliates of Enron Corp. (Enron), which hold a 1.65% general partner interest, and TransCanada PipeLines Limited (TransCanada), which is a subsidiary of TransCanada Corporation, parent of TC PipeLines' general partner, which holds the remaining 0.35% general partner interest.
The Northern Border pipeline system is operated by Northern Plains Natural
Gas Company, a wholly owned subsidiary of Enron. Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

     TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline. TC PipeLines' equity income for the three and six months ended June 30, 2003 and 2002 represents 30% of the net income of Northern Border Pipeline for the same periods. Retained earnings of TC PipeLines at June 30, 2003 and December 31, 2002 include undistributed earnings from Northern Border Pipeline of $1.1 million and $1.3 million, respectively. The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three and six months ended June 30, 2003 and 2002 and as at June 30, 2003 and December 31, 2002.

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(UNAUDITED)                                                  THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
(MILLIONS OF DOLLARS)                                           2003               2002             2003              2002
----------------------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                        80.7               80.2            160.6             158.3
Costs and expenses                                             (17.4)             (13.7)           (34.1)            (27.4)
Depreciation                                                   (14.4)             (14.5)           (28.9)            (29.0)
Financial charges                                              (11.6)             (13.8)           (23.4)            (26.8)
Other income                                                     0.3                0.3              0.2               1.1
                                                      ----------------------------------------------------------------------
Net income                                                      37.6               38.5             74.4              76.2
                                                      ----------------------------------------------------------------------
                                                      ----------------------------------------------------------------------

Northern Border Pipeline has recorded other comprehensive income of $(0.4) million and $(2.9) million for the three months ended June 30, 2003 and 2002, respectively, and $(0.8) million and $(1.6) million for the six months ended June 30, 2003 and 2002, respectively.

                                                                                       JUNE 30, 2003      December 31, 2002
(MILLIONS OF DOLLARS)                                                                    (UNAUDITED)              (AUDITED)
----------------------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                                                      27.9                  25.4
Other current assets                                                                           35.4                  40.8
Plant, property and equipment, net                                                          1,609.4               1,636.0
Other assets                                                                                   40.2                  37.8
                                                                                 -------------------------------------------
                                                                                            1,712.9               1,740.0
                                                                                 -------------------------------------------
                                                                                 -------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                                           109.4                 130.9
Reserves and deferred credits                                                                   6.0                  15.4
Long-term debt, net of current maturities                                                     788.3                 783.9
Partners' Equity
  Partners' capital                                                                           803.2                 803.0
  Accumulated other comprehensive income                                                        6.0                   6.8
                                                                                 -------------------------------------------
                                                                                            1,712.9               1,740.0
                                                                                 -------------------------------------------
                                                                                 -------------------------------------------

NOTE 3   INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY

The Partnership owns a 49% general partner interest in Tuscarora, a partnership that owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada. The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TransCanada. The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources. Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper, accounting for approximately 68% of Tuscarora's available capacity. Tuscarora is regulated by the FERC.

     The Partnership uses the equity method of accounting for its investment in Tuscarora. TC PipeLines' equity income for the three and six months ended June 30, 2003 and 2002 represents 49% of the net income of Tuscarora for the

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

same periods. Retained earnings of TC PipeLines at June 30, 2003 and December 31, 2002 include undistributed earnings from Tuscarora of $0.2 million and $0.8 million, respectively. The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three and six months ended June 30, 2003 and 2002 and as at June 30, 2003 and December 31, 2002.

(UNAUDITED)                                                  THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
(MILLIONS OF DOLLARS)                                           2003              2002             2003              2002
----------------------------------------------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                         7.3               5.6             14.7              11.2
Costs and expenses                                              (1.3)             (0.7)            (2.5)             (1.3)
Depreciation                                                    (1.6)             (1.2)            (3.2)             (2.4)
Financial charges                                               (1.7)             (1.5)            (3.3)             (3.0)
Other income                                                     -                 0.2              -                 0.3
                                                      ----------------------------------------------------------------------
Net income                                                       2.7               2.4              5.7               4.8
                                                      ----------------------------------------------------------------------
                                                      ----------------------------------------------------------------------

Tuscarora has recorded other comprehensive income of less than $(0.1) million for each of the three month periods ended June 30, 2003 and June 30, 2002, and less than $(0.1) million and $(0.4) million for the six month periods ended June 30, 2003 and 2002, respectively.

                                                                                       JUNE 30, 2003      December 31, 2002
(MILLIONS OF DOLLARS)                                                                    (UNAUDITED)              (AUDITED)
----------------------------------------------------------------------------------------------------------------------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                                                        0.5                  0.6
Other current assets                                                                             2.5                  4.3
Plant, property and equipment, net                                                             145.8                148.4
Other assets                                                                                     1.2                  1.2
                                                                                 -------------------------------------------
                                                                                               150.0                154.5
                                                                                 -------------------------------------------
                                                                                 -------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                                              6.2                 14.6
Long-term debt                                                                                  83.1                 85.3
Partners' Equity
  Partners' capital                                                                             60.7                 54.2
  Accumulated other comprehensive income                                                         -                    0.4
                                                                                 -------------------------------------------
                                                                                               150.0                154.5
                                                                                 -------------------------------------------
                                                                                 -------------------------------------------

NOTE 4   CREDIT FACILITIES AND LONG-TERM DEBT

On September 30, 2002, the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent of the credit facility. Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $20.0 million. Loans under the Revolving Credit Facility bear interest at a floating rate. The Revolving Credit Facility matures on July 31, 2004. Amounts borrowed may

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general business purposes. At June 30, 2003 and December 31, 2002, the Partnership had borrowings of $5.5 million and $11.5 million, respectively, outstanding under the Revolving Credit Facility. The fair value of the Revolving Credit Facility approximates its carrying value because the interest rate is a floating rate. The interest rate on the Revolving Credit Facility averaged 2.7% and 2.8% for the three months ended June 30, 2003 and 2002, respectively, 2.7% and 2.8% for the six months ended June 30, 2003 and 2002, respectively, and was 2.6% and 2.7% at June 30, 2003 and December 31, 2002.

     On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada Pipeline USA Ltd., an affiliate of the General Partner. The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the General Partner, if necessary. At June 30, 2003 and December 31, 2002 the Partnership had no amount outstanding under the TransCanada Credit Facility.

NOTE 5   NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of common and subordinated units outstanding. The General Partner's allocation is equal to an amount based upon the General Partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

                                                                   THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
(MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)                         2003              2002           2003          2002
----------------------------------------------------------------------------------------------------------------------------
Net income                                                             12.0              12.2           23.9          24.1
                                                              --------------------------------------------------------------
Net income allocated to General Partner
  General Partner interest                                             (0.2)             (0.2)          (0.4)         (0.5)
  Incentive distribution income allocation                             (0.2)             (0.3)          (0.4)         (0.4)
                                                              --------------------------------------------------------------
                                                                       (0.4)             (0.5)          (0.8)         (0.9)
                                                              --------------------------------------------------------------
Net income allocable to units                                          11.6              11.7           23.1          23.2
Weighted average units outstanding (MILLIONS)                          17.5              17.5           17.5          17.5
                                                              --------------------------------------------------------------
Basic and diluted net income per unit                                 $0.66             $0.67          $1.32         $1.33
                                                              --------------------------------------------------------------
                                                              --------------------------------------------------------------

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6   SUBORDINATED UNIT CONVERSION

On August 1, 2003, 936,435 subordinated units, representing one-third of the originally issued subordinated units held by the General Partner, upon satisfaction of the tests set forth in the partnership agreement, automatically converted into an equal number of common units as provided for in the partnership agreement of TC PipeLines.

NOTE 7   DISTRIBUTIONS

On July 22, 2003, the Board of Directors of the General Partner declared a cash distribution of $0.55 per unit for the three months ended June 30, 2003. The distribution totaling approximately $10.1 million is payable on August 14, 2003 in the following manner: $8.6 million to the holders of common units as of the close of business on July 31, 2003, $1.0 million to the General Partner as holder of the subordinated units, $0.3 million to the General Partner as holder of incentive distribution rights and $0.2 million to the General Partner in respect of its 2% general partner interest.

NOTE 8   ACCOUNTING PRONOUNCEMENTS

SFAS No. 143, "Accounting for Asset Retirement Obligations," became effective for the Partnership on January 1, 2003. As the Partnership does not directly own any long-lived assets, no asset retirement obligation has been recorded on its balance sheet.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments and for hedging activities under SFAS No. 133. As at June 30, 2003, TC PipeLines does not engage in any hedging activities and is not affected by the changes resulting from this standard.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                TC PIPELINES, LP

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements regarding future events and the future financial performance of TC PipeLines, LP. All forward-looking statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. Words such as "anticipates", "believes", "estimates", "expects", "plans", "intends", "forecasts", and similar expressions, identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

     o regulatory decisions, particularly those of the Federal Energy Regulatory Commission (FERC);

     o majority control and operation of Northern Border Pipeline Company by affiliates of Enron Corp., and as a result, any further developments in the Enron bankruptcy proceedings, Enron's announcement to create a new pipeline operating company, and bankruptcy-related regulatory issues, including the potential denial by the Securities and Exchange Commission (SEC) of Enron's application for exemption from the Public Utility Holding Company Act and any impact of such denial on Northern Border Pipeline Company and the Partnership;

     o the failure of a shipper on either one of the Partnership's pipelines to perform its contractual obligations;

     o the ability of Northern Border Pipeline Company to recontract its capacity;

     o    cost of acquisitions;

     o    future demand for natural gas;

     o    overcapacity in the industry;

     o conflicts of interest between TransCanada, the owner of the Partnership's general partner, on the one hand, and the Partnership, on the other hand; and

     o prevailing economic conditions, particularly conditions of the capital and equity markets;

and other risks discussed in the Partnership's filings with the SEC, including the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

RESULTS OF OPERATIONS OF TC PIPELINES, LP

TC PipeLines, LP was formed in 1998 to acquire, own and participate in the management of United States based pipeline assets. TC PipeLines, LP, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership. TC PipeLines GP, Inc., a wholly owned subsidiary of TransCanada PipeLines Limited, which in turn is a subsidiary of TransCanada Corporation, is the general partner of the Partnership. The Partnership owns a 30% general partner interest in Northern Border Pipeline and a 49% general partner interest in Tuscarora.

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

The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership. The general partners of Northern Border Partners are Northern Plains Natural Gas Company and Pan Border Gas Company, both Enron affiliates, and Northwest Border Pipeline Company, a subsidiary of TransCanada. TransCanada has one member and 12.25% of the voting power on the Northern Border Pipeline management committee. TransCanada and TC PipeLines collectively have two members and an aggregate 42.25% of the voting power of the Northern Border Pipeline management committee. Northern Plains and Pan Border collectively have two members and 57.75% of the voting power of the Northern Border Pipeline management committee. Northern Plains also serves as the operator of the Northern Border pipeline system.

INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY

Tuscarora owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of PG&E National Energy Group, Gas Transmission Northwest, to northern Nevada. The Partnership owns a 49% general partner interest in Tuscarora. The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific
Resources and 1% by TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada. Under the Tuscarora partnership agreement, voting power of the management committee is allocated among Tuscarora's three general partners in proportion to their general partner interests in Tuscarora. The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources. Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper, accounting for approximately 68% of Tuscarora's available capacity.

On December 1, 2002, Tuscarora completed and placed into service an expansion of its pipeline system. The expansion consisted of the addition of two compressor stations, located along the Tuscarora mainline, as well as an 11-mile pipeline extension from Tuscarora's previous terminus near Reno, Nevada to Wadsworth, Nevada. The expansion increased Tuscarora's capacity to approximately 182 million cubic feet per day. The project had a capital budget of $43.0 million but was completed at a capital cost of approximately $39.0 million. The new capacity is contracted under long-term firm

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

contracts ranging from ten to fifteen years. Under the terms of these transportation contracts, approximately 70% of the new contracted capacity came into effect upon commencement of service. The remaining 30% of new contracted capacity will come into effect by the end of 2003.

CRITICAL ACCOUNTING POLICY

TC PipeLines accounts for its investments in both Northern Border Pipeline and Tuscarora using the equity method of accounting as detailed in notes two and three to the condensed financial statements. The equity method of accounting is appropriate where the investor does not control but is able to exercise significant influence over the operating and financial policies of an investee. TC PipeLines is able to exercise significant influence over its investments in Northern Border Pipeline and Tuscarora as evidenced by its representation on their respective management committees.

Since the interests in Northern Border Pipeline and Tuscarora are currently the Partnership's only significant sources of income, the Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora, respectively.

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

Net income decreased $0.2 million, or 2%, to $12.0 million for second quarter 2003, compared to $12.2 million for the same period last year. Net income for second quarter 2003 reflects a decrease in equity income from Northern Border Pipeline, partially offset by an increase in equity income from Tuscarora.

Equity income from the Partnership's investment in Northern Border Pipeline decreased $0.3 million, or 3%, to $11.3 million for second quarter 2003, compared to $11.6 million for the same period last year. Northern Border Pipeline's second quarter 2003 revenues were higher than the same period last year, as second quarter 2002 revenues reflected uncollected revenues associated with the transportation capacity previously held by Enron North America, an Enron subsidiary that filed for bankruptcy protection in December 2001 (the impact on TC PipeLines' equity income was $0.1 million). Also, Northern Border Pipeline's interest expense was lower during second quarter 2003 compared to the same period last year due primarily to lower average interest rates and lower average debt balances outstanding, resulting in an increase of $0.6 million to the Partnership's equity income. These increases to the Partnership's equity income were more than offset by increases in Northern Border Pipeline's operations and maintenance expense as well as taxes other than income. The increase in second quarter 2003 operations and maintenance expense is due primarily to higher electric power costs for certain compressor stations (see "Results of Operations of Northern Border Pipeline Company") as

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

compared to the same period last year. Operations and maintenance expense also includes an increase in employee benefits expense in second quarter 2003 as compared to the same period last year. The increase in second quarter 2003 taxes other than income is due primarily to adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003. The combined effect of these increased expenses at Northern Border Pipeline during second quarter 2003 is a $1.1 million decrease to the Partnership's equity income.

Equity income from the Partnership's investment in Tuscarora increased $0.2 million, or 20%, to $1.2 million for second quarter 2003, compared to $1.0 million for the same period last year. Tuscarora's revenues increased primarily due to new transportation contracts from the expansion, increasing the Partnership's equity income by $0.8 million. This increase was partially offset by increased operations and maintenance expense and increased depreciation expense, both resulting from Tuscarora's expansion. The combined effect of these increases in expenses reduced the Partnership's equity income by $0.5 million.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Net income decreased $0.2 million, or 1%, to $23.9 million for the first six months of 2003, compared to $24.1 million for the same period last year. Net income for the first six months of 2003 reflects a decrease in equity income from Northern Border Pipeline, partially offset by an increase in equity income from Tuscarora.

Equity income from the Partnership's investment in Northern Border Pipeline decreased $0.6 million, or 3%, to $22.3 million for the first six months of 2003, compared to $22.9 million for the same period last year. Northern Border Pipeline's revenues for the first six months of 2003 were higher than the same period last year, as the first six months of 2002 reflected uncollected revenues associated with the transportation capacity previously held by Enron North America (the impact on TC PipeLines' equity income was $0.5 million). Also, Northern Border Pipeline's interest expense was lower during the first six months of 2003 compared to the same period last year due primarily to lower average interest rates and lower average debt balances outstanding, resulting in an increase of $1.0 million to the Partnership's equity income. These increases to the Partnership's equity income were more than offset by increases in Northern Border Pipeline's operations and maintenance expense and taxes other than income. The increase in 2003 operations and maintenance expense is primarily due to higher electric power costs for certain compressor stations (see "Results of Operations of Northern Border Pipeline Company") as compared to the same period last year. Operations and maintenance expense also includes an increase in employee benefits expense in the

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

first six months of 2003 as compared to the same period last year. The increase in 2003 taxes other than income is due primarily to adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003. In addition, Northern Border Pipeline received a fuel tax refund during the first six months of 2002, resulting in lower taxes other than income when compared to the same period in 2003. The combined effect of these increased expenses at Northern Border Pipeline during the first six months of 2003 is a $2.0 million decrease to the Partnership's equity income.

Equity income from the Partnership's investment in Tuscarora increased $0.4 million, or 19%, to $2.5 million for the first six months of 2003, compared to $2.1 million for the same period last year. Tuscarora's revenues increased primarily due to new transportation contracts from the expansion, increasing the Partnership's equity income by $1.7 million. This increase was partially offset by increased operations and maintenance expense and increased depreciation expense, both resulting from Tuscarora's expansion. The combined effect of these increases in expenses reduced the Partnership's equity income by $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES, LP

EARLY CONVERSION OF SUBORDINATED UNITS

On August 1, 2003, 936,435 subordinated units, representing one-third of the originally issued subordinated units held by the General Partner, upon satisfaction of the tests set forth in the partnership agreement, automatically converted into an equal number of common units as provided for in the partnership agreement of TC PipeLines.

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

2003 SECOND QUARTER CASH DISTRIBUTION

On July 22, 2003, the Board of Directors of the General Partner declared the Partnership's 2003 second quarter cash distribution in the amount of $0.55 per unit, a $0.025 per unit increase from the previous quarterly distribution. As a result of this distribution increase, the second tier of incentive distributions has been achieved. This distribution will be paid on August 14, 2003 to unitholders of record as of July 31, 2003. The second quarter cash distribution, totaling $10.1 million, will be paid in the following manner: $8.6 million to common unitholders (including $1.5 million to an affiliate of TransCanada as holder of 2,800,000 common units and $0.5 million to the General Partner as holder of 936,435 common units), $1.0 million to the General Partner as holder of the subordinated units, $0.3 million to the General Partner as holder of incentive distribution rights, and $0.2 million to the General Partner in respect of its 2% general partner interest.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased $0.8 million, or 3%, to $24.4 million for the first six months of 2003, compared to $25.2 million for the same period last year. For the first six months of 2003 and 2002, the Partnership received cash distributions of $22.3 million and $24.0 million, respectively, from its equity investment in Northern Border Pipeline. The Partnership also received cash distributions of $3.1 million and $2.2 million from its equity investment in Tuscarora during the first six months of 2003 and 2002, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

In the first six months of 2003, the Partnership made an equity contribution of $4.1 million to Tuscarora related to Tuscarora's 2002 expansion project, which was partially offset by a $0.8 million return of capital from Tuscarora.

CASH FLOWS FROM FINANCING ACTIVITIES

In the first six months of 2003, the Partnership paid $19.2 million in cash distributions: $16.4 million to common unitholders (including $3.0 million to an affiliate of TransCanada as holder of 2,800,000 common units and $1.0 million to the General Partner as holder of 936,435 common units), $2.0 million to the General Partner as holder of the subordinated units, $0.4 million to the General Partner, as holder of incentive distribution rights, and $0.4 to the General Partner in respect of its 2% general partner interest. This compares

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

to cash distributions of $18.1 million, which were paid by the Partnership in the first six months of 2002.

On September 30, 2002, the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent of the credit facility. Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $20.0 million. Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% or the prime rate. The Revolving Credit Facility matures on July 31, 2004. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general business purposes. In the first six months of 2003 the Partnership made principal re-payments on the Revolving Credit Facility of $6.0 million. At June 30, 2003 and August 14, 2003, the Partnership had borrowings of $5.5 million outstanding under the Revolving Credit Facility. The interest rate on the Revolving Credit Facility averaged 2.7% for the three and six months ended June 30, 2003 and was 2.6% at June 30, 2003.

On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the General Partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the General Partner, if necessary. At June 30, 2003 and August 14, 2003, the Partnership had no amount outstanding under the TransCanada Credit Facility.

CAPITAL REQUIREMENTS

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions during the remainder of 2003, TC PipeLines expects to fund these requirements with operating cash flows, debt and/or equity.

RESULTS OF OPERATIONS OF NORTHERN BORDER PIPELINE COMPANY

CRITICAL ACCOUNTING POLICIES

Certain amounts included in or affecting Northern Border Pipeline's Financial Statements and related disclosures must be estimated, requiring it to make certain assumptions with respect to values or

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any effects on Northern Border Pipeline's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Certain of Northern Border Pipeline's accounting policies are of more significance in its financial statement preparation process than others. Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain
Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At June 30, 2003, Northern Border Pipeline has recorded regulatory assets of $10.0 million, which are being recovered from its shippers over varying periods of time.

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

Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At June 30, 2003, Northern Border Pipeline's balance sheet reflects a non-cash gain of approximately $24.6 million in derivative financial instruments with a corresponding increase in long-term debt.

RESULTS OF OPERATIONS

The following sets out summarized financial information for Northern Border Pipeline for the three and six months ended June 30, 2003 and 2002 and as at June 30, 2003 and December 31, 2002. Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

(UNAUDITED)                                                THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
(MILLIONS OF DOLLARS)                                            2003            2002           2003            2002
---------------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                         80.7            80.2          160.6           158.3
Costs and expenses                                              (17.4)          (13.7)         (34.1)          (27.4)
Depreciation                                                    (14.4)          (14.5)         (28.9)          (29.0)
Financial charges                                               (11.6)          (13.8)         (23.4)          (26.8)
Other income                                                      0.3             0.3            0.2             1.1
                                                       --------------------------------------------------------------
Net income                                                       37.6            38.5           74.4            76.2
                                                       --------------------------------------------------------------
                                                       --------------------------------------------------------------

                                                                            JUNE 30, 2003          December 31, 2002
(MILLIONS OF DOLLARS)                                                          (UNAUDITED)                 (AUDITED)
---------------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                                         27.9                       25.4
Other current assets                                                              35.4                       40.8
Plant, property and equipment, net                                             1,609.4                    1,636.0
Other assets                                                                      40.2                       37.8
                                                                 ----------------------------------------------------
                                                                               1,712.9                    1,740.0
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                              109.4                      130.9
Reserves and deferred credits                                                      6.0                       15.4
Long-term debt, net of current maturities                                        788.3                      783.9
Partners' Equity
  Partners' capital                                                              803.2                      803.0
  Accumulated other comprehensive income                                           6.0                        6.8
                                                                 ----------------------------------------------------
                                                                               1,712.9                    1,740.0
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------


UPDATE ON COMPANY USE GAS FERC FILING

In February 2003, Northern Border Pipeline filed to amend its FERC tariff to clarify the definition of company use gas, which is gas supplied by its shippers for its operations, by adding detailed language to the broad categories that comprise company use gas. Northern Border Pipeline had included in its collection of company use gas, quantities that were equivalent to the cost of electric power at its electric-driven compressor stations during the period of June 2001 through January 2003. On March 27, 2003, the FERC issued an order rejecting Northern Border Pipeline's proposed tariff sheet revision and requiring refunds with interest within 90 days of the order. The refunds with interest amounted to $10.3 million, which Northern Border Pipeline paid to its shippers in May 2003.

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

Net income to partners decreased $0.9 million for the second quarter of 2003, as compared to the same period in 2002. Northern Border Pipeline's net income was reduced by higher operating expenses

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

partially offset by increases in operating revenues and reductions in interest expense.

Operating revenues increased $0.5 million for the second quarter of 2003, as compared to the same period in 2002. The 2002 results were impacted by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business"). For the second quarter of 2002, the revenues lost on this capacity totaled approximately $0.3 million.

Costs and expenses consist of operations and maintenance expenses and taxes other than income. Operations and maintenance expenses increased $3.2 million for the second quarter of 2003, as compared to the same period in 2002, due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Operations and maintenance expenses also include an increase in employee benefits expenses.

Taxes other than income increased $0.5 million for the second quarter of 2003, as compared to the same period in 2002, due primarily to adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003 by approximately $0.4 million.

Financial charges decreased $2.2 million for the second quarter of 2003, as compared to the same period in 2002, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Net income to partners decreased $1.8 million for the six months ended June 30, 2003, as compared to the same period in 2002. Northern Border Pipeline's net income was reduced by higher operating expenses and decreases in other income partially offset by increases in operating revenues and reductions in interest expense.

Operating revenues increased $2.3 million for the six months ended June 30, 2003, as compared to the same period in 2002. The 2002 results were impacted by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

Pipeline's Business"). For the six months ended June 30, 2002, the revenues lost on this capacity totaled approximately $1.8 million.

Costs and expenses consist of operations and maintenance expenses and taxes other than income. Operations and maintenance expenses increased $4.9 million for the six months ended June 30, 2003, as compared to the same period in 2002, due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Operations and maintenance expenses also include an increase in employee benefits expenses.

Taxes other than income increased $1.8 million for the six months ended June 30, 2003, as compared to the same period in 2002. The 2002 amount included a refund of use taxes previously paid on exempt purchases. Both 2003 and 2002 also include adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003 by approximately $0.4 million.

Financial charges decreased $3.4 million for the six months ended June 30, 2003, as compared to the same period in 2002, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

Other income decreased $0.9 million for the six months ended June 30, 2003, as compared to the same period in 2002. The 2003 amount includes $0.3 million of interest expense for refunds required by the order issued by the Federal Energy Regulatory Commission on March 27, 2003 (see "Update on Company Use Gas FERC Filing"). The 2002 amount included $0.6 million of income primarily related to interest received on the refund of use taxes discussed previously.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

DEBT AND CREDIT FACILITIES

Northern Border Pipeline's debt and credit facilities outstanding at June 30, 2003, are as follows:

                                                                                  Payments Due by Period
                                                                            -----------------------------------
                                                                               Current Portion      Long-Term
                                                                     Total    (Less Than 1 Year)     Portion
                                                                   --------------------------------------------
                                                                                  (In Millions)
                                                                   --------------------------------------------
1992 Series D Senior Notes, average 8.57%, due 2003                   65.0           65.0                  -
$175 million Pipeline Credit Agreement, average 2.18%, due 2005       90.0              -               90.0
6.25% Senior Notes due 2007                                          225.0              -              225.0
7.75% Senior Notes due 2009                                          200.0              -              200.0
7.50% Senior Notes due 2021                                          250.0              -              250.0
                                                                   --------------------------------------------
Total                                                                830.0            65.0             765.0
                                                                   --------------------------------------------
                                                                   --------------------------------------------

At June 30, 2003, Northern Border Pipeline had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series D Senior Notes matured in August 2003. Northern Border Pipeline borrowed under the Pipeline Credit Agreement to repay the Series D Senior Notes.

Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At June 30, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.38%.

Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities were $77.8 million in the six months ended June 30, 2003 as compared to $103.0 million for the comparable period in 2002. The decrease is primarily due to Northern Border Pipeline's refund to its shippers for $10.3 million in 2003 and a reduction in prepayments in 2003 that Northern Border Pipeline had required certain shippers make in 2002 for transportation service.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures were $2.1 million for the six months ended June 30, 2003 as compared to $3.2 million for the comparable period in 2002. The capital expenditures for 2003 and 2002 were primarily related to renewals and replacements of existing facilities.

Northern Border Pipeline advises that total capital expenditures for 2003 are estimated to be $13 million, primarily related to renewals and replacements of existing facilities. Northern Border Pipeline has also advised that it currently anticipates funding its 2003 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities were $73.2 million for the six months ended June 30, 2003 as compared to $105.3 million for the comparable period in 2002. Distributions to partners were $74.2 million and $80.0 million in the six months ended June 30, 2003 and 2002, respectively. The distributions for 2003 were reduced to reflect the impact of the refunds ordered by the FERC on March 27, 2003 in accordance with the currently approved distribution formula.

For the six months ended June 30, 2003 and 2002, borrowings on long-term debt totaled $39.0 million and $316.9 million, respectively. The 2002 amount included proceeds from the $225 million 6.25% Senior Notes, which were primarily used to repay previously existing indebtedness. Total payments on debt were $38.0 million and $342.0 million in the six months ended June 30, 2003 and 2002, respectively.

OUTLOOK UPDATE

As of June 30, 2003, approximately 74% of Northern Border Pipeline's capacity was under contract at least through December 31, 2003. As a result of commercial activity during July, 2003, essentially all of Northern Border Pipeline's capacity is under contract at least through December 31, 2003 and, assuming no extensions of existing contracts or execution of new contracts, approximately 70% and 59% is under contract at least through December 31, 2004 and 2005, respectively.

On July 15, 2003, Northern Border Pipeline announced that Cargill, Incorporated had finalized the assignment of all of the firm capacity formerly held by Mirant Americas Energy Marketing, LP. This represents approximately 10% of Northern Border Pipeline's contracted firm capacity and extends for terms into 2006 and 2008. Additionally, Cargill assumed the management services of Pan-Alberta Gas, Ltd., previously performed by Mirant.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

As more fully discussed in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2002, on December 2, 2001, Enron Corp. and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

Northern Border Partners, L.P. owns a 70% general partner interest in Northern Border Pipeline and TC PipeLines, LP owns the remaining 30%. Northern Plains Natural Gas Company and Pan Border Gas Company, subsidiaries of Enron, are two of the general partners of Northern Border Partners, L.P. Northern Plains is also the operator of the Northern Border pipeline system. On June 25, 2003, Enron announced the organization of CrossCountry Energy Corp., a newly formed holding

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

company that will hold, among other things, Enron's ownership interests in Northern Plains and Pan Border. Enron also announced it had filed a motion with the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) to approve the proposed transfer of those ownership interests to CrossCountry.

On July 11, 2003, Enron announced that Enron and its debtor-in-possession subsidiaries (collectively with Enron, the Debtors) filed their proposed joint Chapter 11 plan (the Plan) and related disclosure statement (the Disclosure Statement) with the Bankruptcy Court. Under the Plan, it is anticipated that if CrossCountry is not sold to a third party, as permitted by the Plan, its shares would be distributed directly or indirectly to creditors of the Debtors.

Northern Border Pipeline advises that, at this time, it is unable to predict the outcome of the Bankruptcy Court's ruling on Enron's motion or whether Enron's Plan will be approved.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

UPDATE TO POTENTIAL PUBLIC UTILITY HOLDING COMPANY ACT (PUHCA) REGULATION

Further to the discussion and disclosure of potential impacts to Northern Border Pipeline provided in the Partnership's quarterly report on Form 10-Q for the period ended March 31, 2003, Northern Border Pipeline advises that on June 11, 2003, the SEC granted Enron's petition for review of the Initial Decision by the administrative law judge which denied Enron's application for exemption under PUHCA and set a briefing schedule that, at present, would be completed by September 3, 2003. The Initial Decision is stayed pending the resolution of the SEC's further review.

If Enron's exemption application is denied by the SEC, Northern Border Pipeline advises that it cannot estimate the amount of time that the SEC will provide for Enron to register as a holding company under PUHCA at which time Enron and its holding company system would become subject to PUHCA. Northern Border Pipeline advises that it intends to seek orders from the SEC that, if granted, would minimize the impacts previously described of PUHCA on its operations. Northern Border Pipeline further advises that it also may seek exemptions for its operations from regulation under PUHCA. Similar orders and exemptions have been granted by the SEC to other operating subsidiaries of holding companies under PUHCA. Northern Border Pipeline advises that no assurance can be given that Northern Border Pipeline will be successful in obtaining all the orders or exemptions that it intends to seek or that its operations will not be subject to the full regulatory impact of PUHCA.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

While TC PipeLines currently does not anticipate that the outcome of the SEC's determination will have a material impact on its ability to conduct its operations or to meet its obligations, the Partnership cannot guarantee that further regulatory developments may not have an impact on its operations.

Both Houses of Congress have passed bills that would repeal PUHCA. It is uncertain whether or when these bills would be enacted into law.

UPDATE ON ENRON GAS PIPELINE EMPLOYEE BENEFIT TRUST (TRUST)

Further to the discussion and disclosure in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, Northern Border Pipeline advises that on July 22, 2003, Enron filed a motion with the bankruptcy court requesting authority to terminate the Trust and to apportion the Trust's assets among certain identified pipeline companies, one being Northern Plains. In the motion, it states that, as of June 30, 2002, the asset/liability allocation percentage for Northern Plains was 2.7% with a liability allocation of $1.89 million and asset allocation of $846,000. If approved as filed, the assets of the Trust will be transferred to one or more qualifying trusts maintained for the benefit of the pipeline company retirees in accordance with the Enron Corp Medical Plan for Inactive Participants.

For risks associated with Enron's Chapter 11 filing, please read the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 - "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations of Northern Border Pipeline Company - Update on the Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business - Possible Effects."

RESULTS OF OPERATIONS OF TUSCARORA GAS TRANSMISSION COMPANY

CRITICAL ACCOUNTING POLICY

Tuscarora's accounting policies conform to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities.

Effective January 1, 2003, Tuscarora adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which did not have a material impact on its financial position or results of operations.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

RESULTS OF OPERATIONS

The following sets out summarized financial information for Tuscarora for the three and six months ended June 30, 2003 and 2002 and as at June 30, 2003 and December 31, 2002. Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

(UNAUDITED)                                               THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
(MILLIONS OF DOLLARS)                                           2003            2002           2003            2002
---------------------------------------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                         7.3             5.6           14.7            11.2
Costs and expenses                                              (1.3)           (0.7)          (2.5)           (1.3)
Depreciation                                                    (1.6)           (1.2)          (3.2)           (2.4)
Financial charges                                               (1.7)           (1.5)          (3.3)           (3.0)
Other income                                                     -               0.2            -               0.3
                                                        -------------------------------------------------------------
Net income                                                       2.7             2.4            5.7             4.8
                                                        -------------------------------------------------------------
                                                        -------------------------------------------------------------


                                                                         JUNE 30, 2003            December 31, 2002
(MILLIONS OF DOLLARS)                                                      (UNAUDITED)                    (AUDITED)
---------------------------------------------------------------------------------------------------------------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                                       0.5                        0.6
Other current assets                                                            2.5                        4.3
Plant, property and equipment, net                                            145.8                      148.4
Other assets                                                                    1.2                        1.2
                                                                 ----------------------------------------------------
                                                                              150.0                      154.5
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                             6.2                       14.6
Long-term debt                                                                 83.1                       85.3
Partners' Equity
  Partners' capital                                                            60.7                       54.2
  Accumulated other comprehensive income                                          -                        0.4
                                                                 ----------------------------------------------------
                                                                              150.0                      154.5
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

Net income increased $0.3 million, or 13%, to $2.7 million for second quarter 2003, compared to $2.4 million for the same period last year. This increase is primarily due to higher revenue, partially offset by higher operations and maintenance expense and higher depreciation expense.

Revenues earned by Tuscarora increased $1.7 million, or 30%, to $7.3 million for second quarter 2003, compared to $5.6 million for the same period last year. This increase is due to incremental revenues being generated from new transportation contracts, including those resulting from the expansion.

Costs and expenses incurred by Tuscarora increased $0.6 million, or 86%, to $1.3 million for second quarter 2003, compared to $0.7 million for the same period last year. This increase is primarily due to higher operations and maintenance expenses required to operate the two new compressor stations that were placed into service December 1, 2002.

Depreciation recorded by Tuscarora increased $0.4 million, or 33%, to $1.6 million for second quarter 2003, compared to $1.2 million for the same period last year. This increase reflects the larger asset base resulting from the expansion in December 2002.

Financial charges recorded by Tuscarora increased $0.2 million, or 13%, to $1.7 million for second quarter 2003, compared to $1.5 million for the same period last year. This increase is primarily due to higher average debt balances in second quarter 2003.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Net income increased $0.9 million, or 19%, to $5.7 million for the first six months of 2003, compared to $4.8 million for the same period last year. This increase is primarily due to higher revenue, partially offset by higher operations and maintenance expense and higher depreciation expense.

Revenues earned by Tuscarora increased $3.5 million, or 31%, to $14.7 million for the first six months of 2003, compared to $11.2 million for the same period last year. This increase is due to incremental revenues being generated from new transportation contracts, including those resulting from the expansion.

Costs and expenses incurred by Tuscarora increased $1.2 million, or 92%, to $2.5 million for the first six months of 2003, compared to $1.3 million for the same period last year. The increase is primarily due to higher operations and maintenance expenses required to operate the two new compressor stations that were placed into service December 1, 2002.

Depreciation recorded by Tuscarora increased $0.8 million, or 33%, to $3.2 million for the first six months of 2003, compared to $2.4 million for the same period last year. This increase reflects the larger asset base resulting from the expansion in December 2002.

Financial charges recorded by Tuscarora increased $0.3 million, or 10%, to $3.3 million for the first six months of 2003, compared to $3.0 million for the same period last year. The increase is primarily due to higher average debt balances in the first six months of 2003.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONCLUDED)

                                TC PIPELINES, LP

LIQUIDITY AND CAPITAL RESOURCES OF TUSCARORA GAS TRANSMISSION COMPANY

DEBT AND CREDIT FACILITIES

Tuscarora's debt and credit facilities outstanding at June 30, 2003, are as follows:

                                                           Payments Due by Period
                                                -----------------------------------------------------
                                                 Less Than 1                                 After 5
                                      Total          Year       1-3 Years     4-5 Years       Years
                                   ------------------------------------------------------------------
                                                             (In Millions)
                                   ------------------------------------------------------------------
Series A Senior Notes due 2010       $  70.7        $  3.7        $  7.3        $  8.4       $  51.3
Series B Senior Notes due 2010           7.3           0.3           0.8           1.2           5.0
Series C Senior Notes due 2012           9.7           0.6           1.5           2.1           5.5
                                   ------------------------------------------------------------------
Total                                $  87.7        $  4.6        $  9.6       $  11.7       $  61.8
                                   ------------------------------------------------------------------
                                   ------------------------------------------------------------------

Short-term liquidity needs will be met by operating cash flows. Long-term capital needs may be met through the ability to issue long-term indebtedness and/or partner contributions.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased by $0.6 million to $6.9 million for the first six months of 2003 compared to $7.5 million for the same period last year primarily due to changes in working capital, partially offset by increased net income relating to Tuscarora's expansion.

CASH FLOWS FROM INVESTING ACTIVITIES

In the first six months of 2003, Tuscarora used $0.6 million for capital expenditures primarily related to its 2002 expansion.

In the first six months of 2002, Tuscarora used $10.5 million for capital expenditures primarily related to the construction of the 2002 expansion facilities.

CASH FLOWS FROM FINANCING ACTIVITIES

In the first six months of 2003, Tuscarora reported cash flows used in financing activities of $6.4 million compared to cash flows provided from financing activities of $3.9 million for the same period last year. In the first six months of 2003, Tuscarora repaid the $4.6 million balance outstanding on its revolving credit facility. Tuscarora also repaid $2.3 million of long-term debt during the first six months of 2003. Tuscarora received contributions from partners of $8.5 million and paid cash distributions of $6.4 million as well as a return of capital to its partners of $1.6 million in the first six months of 2003.

In first six months of 2002, Tuscarora received proceeds of $10.0 million from the issuance of its Series C Secured Notes and repaid $2.1 million of long-term debt. Tuscarora also received proceeds of $0.7 million from the issuance of notes payable. Tuscarora paid cash distributions of $4.4 million in the first six months of 2002.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                TC PIPELINES, LP

TC PipeLines' interest rate exposure results from its Revolving Credit Facility, which is subject to variability in LIBOR interest rates. Since December 31, 2002, there has not been any material change to TC PipeLines' interest rate exposure.

The Partnership's market risk sensitivity is also influenced by and reflects the same factors that influence Northern Border Pipeline and Tuscarora. Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas they transport, and, therefore, do not assume any of the related natural gas commodity price risk.

Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest rate expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. Northern Border Pipeline advises that there have not been any material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2002, in
Item 7A of TC PipeLines' Annual Report on Form 10-K.

                    PART I. FINANCIAL INFORMATION (CONCLUDED)
                         ITEM 4. CONTROLS AND PROCEDURES

                                TC PIPELINES, LP

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Partnership's disclosure controls and procedures as of the end of the period covered by this quarterly report, the President and Chief Executive Officer and Chief Financial Officer of the general partner of the Partnership have concluded that the disclosure controls and procedures are effective.

b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                            ITEM 5. OTHER INFORMATION

                                TC PIPELINES, LP

In TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2002, it was reported that Northern Border Pipeline was selected for an industry-wide audit of FERC-assessed annual charges. On April 10, 2003, the FERC issued its final report finding that Northern Border Pipeline was compliant.

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                TC PIPELINES, LP

(a)  Exhibits

     10.1 Renewal of U.S. $40,000,000 Two Year Revolving Credit Facility between TC PipeLines, LP, as borrower, and TransCanada PipeLines USA Ltd., as lender, dated May 28, 2003 (Exhibit 1 to TC PipeLines,
          LP's Form 10-Q, June 30, 2001).

     31.1 Certification of President and Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of President and Chief Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1 Consolidated balance sheet at December 31, 2002 of TC PipeLines GP, Inc., general partner of TC PipeLines, LP.


(b)  Reports on Form 8-K

     1. Report on Form 8-K dated April 17, 2003 and filed on April 18, 2003 reporting that Northern Border Pipeline filed an 8-K with the SEC describing the possible effects of the potential denial of Enron's petition to be exempt from the requirements of the Public Utility Holding Company Act. If Enron's petition is denied, Northern Border Pipeline Company would become a subsidiary within the Enron holding company system.

     2. Report on Form 8-K dated April 21, 2003 and filed on April 22, 2003 reporting that TC PipeLines, LP issued a press release announcing first quarter results for the period ended March 31, 2003.

     3. Report on Form 8-K dated July 10, 2003 and filed on July 10, 2003 reporting that Northern Border Pipeline issued a press release announcing that it has received commitments from several entities for transportation capacity at the maximum rate available under its tariff, leaving approximately 11% of the total system capacity expiring prior to November 1, 2003.

     4. Report on Form 8-K dated July 15, 2003 and filed on July 15, 2003 reporting that Northern Border Pipeline issued a press release announcing that it had made further progress in recontracting and had nearly sold out the long-haul firm capacity on its pipeline system. Northern Border Pipeline also announced that Cargill, Incorporated had finalized the assignment of all of the firm transportation formerly held by Mirant Americas Energy Marketing, LP, which represents approximately 10% of Northern Border Pipeline's firm capacity and extends for terms into 2006 and 2008.

     5. Report on Form 8-K dated July 24, 2003 and filed July 24, 2003 reporting that TC PipeLines, LP issued a press release announcing second quarter results for the period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TC PIPELINES, LP
                                (a Delaware Limited Partnership)

                                By: TC PipeLines GP, Inc., its general partner

                                By: /s/ Russell K. Girling
                                    ------------------------------------
Date: August 14, 2003               Russell K. Girling
                                    Chief Financial Officer
                                    (duly authorized officer)

                                By: /s/ Theresa Jang
                                    ------------------------------------
Date: August 14, 2003               Theresa Jang
                                    Controller (duly authorized officer)