Form 10-Q
period 2003-09-30
TC PIPELINES LP
filed 2003-11-13
CIK 1075607

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

                                    OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                    Commission File Number: 000-26091
                              TC PIPELINES, LP
            (Exact name of registrant as specified in its charter)

             Delaware                                    52-2135448
  ----------------------------------                ----------------------
    (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                 Identification Number)

    110 Turnpike Road, Suite 203
     Westborough, Massachusetts                               01581
----------------------------------------                    ----------
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

Yes [X]    No [ ]

     As of November 13, 2003 there were 16,563,564 of the registrant's common units outstanding.

                                 TC PIPELINES, LP

                                 TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Statement of Income - Three and nine months ended September 30,
                  2003 and 2002                                                                      3
                  Statement of Comprehensive Income - Three and nine months ended
                  September 30, 2003 and 2002                                                        3
                  Balance Sheet - September 30, 2003 and December 31, 2002                           4
                  Statement of Cash Flows - Nine months ended September 30, 2003 and 2002            4
                  Notes to Condensed Financial Statements                                            5

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations

                  Results of Operations of TC PipeLines, LP                                         11
                  Liquidity and Capital Resources of TC PipeLines, LP                               15
                  Results of Operations of Northern Border Pipeline Company                         17
                  Liquidity and Capital Resources of Northern Border Pipeline Company               21
                  Results of Operations of Tuscarora Gas Transmission Company                       26
                  Liquidity and Capital Resources of Tuscarora Gas Transmission Company             28

         ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                        31

         ITEM 4.  Controls and Procedures                                                           32

PART II. OTHER INFORMATION

         ITEM 5.  Other Information                                                                 33

         ITEM 6.  Exhibits and Reports on Form 8-K                                                  34

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                TC PIPELINES, LP

                               STATEMENT OF INCOME

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
(UNAUDITED)                                                    ------------------             ------------------
(MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)                 2003         2002              2003          2002
----------------------------------------------------------------------------------------------------------------
Equity Income from Investment in Northern Border Pipeline       11.2         11.8              33.5         34.6
Equity Income from Investment in Tuscarora                       1.3          1.2               3.8          3.3
General and Administrative Expenses                             (0.5)        (0.4)             (1.3)        (1.1)
Financial Charges                                                -           (0.1)             (0.1)        (0.2)
                                                               -------------------------------------------------
Net Income                                                      12.0         12.5              35.9         36.6
                                                               -------------------------------------------------
                                                               -------------------------------------------------

NET INCOME ALLOCATION
Common units                                                    10.8         10.5              31.4         30.0
Subordinated units                                               0.6          1.5               3.1          5.2
General partner                                                  0.6          0.5               1.4          1.4
                                                               -------------------------------------------------
                                                                12.0         12.5              35.9         36.6
                                                               -------------------------------------------------
                                                               -------------------------------------------------

Net Income per Unit                                            $0.65        $0.68             $1.97        $2.01
                                                               -------------------------------------------------
                                                               -------------------------------------------------

Units Outstanding (millions)                                    17.5         17.5              17.5         17.5
                                                               -------------------------------------------------
                                                               -------------------------------------------------

                      STATEMENT OF COMPREHENSIVE INCOME

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
(UNAUDITED)                                                    ------------------             ------------------
(MILLIONS OF DOLLARS)                                          2003         2002              2003          2002
----------------------------------------------------------------------------------------------------------------
Net Income                                                      12.0         12.5              35.9         36.6
Other Comprehensive Income
  Change associated with current period hedging
    transactions                                                (0.1)        (0.1)             (0.4)        (0.8)
                                                               -------------------------------------------------
Total Comprehensive Income                                      11.9         12.4              35.5         35.8
                                                               -------------------------------------------------
                                                               -------------------------------------------------

See accompanying Notes to Condensed Financial Statements.

                                             TC PIPELINES, LP

                                              BALANCE SHEET

(MILLIONS OF DOLLARS)                                                       SEPTEMBER 30, 2003    December 31, 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)           (AUDITED)
ASSETS
Current Assets
  Cash                                                                                     4.2                  6.4

Investment in Northern Border Pipeline                                                   242.1                242.9
Investment in Tuscarora                                                                   39.9                 36.7
                                                                            ---------------------------------------
                                                                                         286.2                286.0
                                                                            ---------------------------------------
                                                                            ---------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
  Accounts payable                                                                         0.6                  0.6
  Current portion of long-term debt                                                        5.5                  -
                                                                            ---------------------------------------
                                                                                           6.1                  0.6

Long-Term Debt                                                                             -                   11.5

Partners' Equity
  Common units                                                                           245.0                238.9
  Subordinated units                                                                      27.2                 27.0
  General partner                                                                          6.2                  5.9
  Other comprehensive income                                                               1.7                  2.1
                                                                            ---------------------------------------
                                                                                         280.1                273.9
                                                                            ---------------------------------------
                                                                                         286.2                286.0
                                                                            ---------------------------------------
                                                                            ---------------------------------------


                                         STATEMENT OF CASH FLOWS

                                                                                 NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)                                                                 ---------------------------------------
(MILLIONS OF DOLLARS)                                                                  2003                 2002
-------------------------------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                                                 35.9                36.6
Add:
Distributions received in excess of equity income                                           1.3                 2.0
                                                                            ---------------------------------------
                                                                                           37.2                38.6
                                                                            ---------------------------------------
INVESTING ACTIVITIES
Investment in Tuscarora                                                                    (4.1)               (4.5)
                                                                            ---------------------------------------

FINANCING ACTIVITIES
Distributions paid                                                                        (29.3)              (27.7)
Reduction of long-term debt                                                                (6.0)              (10.0)
                                                                            ---------------------------------------
                                                                                          (35.3)              (37.7)
                                                                            ---------------------------------------

DECREASE IN CASH                                                                           (2.2)               (3.6)
CASH, BEGINNING OF PERIOD                                                                   6.4                 9.2
                                                                            ---------------------------------------
CASH, END OF PERIOD                                                                         4.2                 5.6
                                                                            ---------------------------------------
                                                                            ---------------------------------------

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

     Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three and nine months ended September 30, 2003 and 2002, the financial position as at September 30, 2003 and December 31, 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

     The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2   INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY

The Partnership owns a 30% general partner interest in Northern Border Pipeline, a partnership which owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States. The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership. The 2% general partnership interest in Northern Border Partners, L.P. is controlled by affiliates of Enron Corp. (Enron), which hold a 1.65% general partner interest, and TransCanada Corporation (TransCanada), parent of TC PipeLines' general partner (General Partner), which holds the remaining 0.35% general partner interest. The Northern Border pipeline system is operated by Northern Plains Natural Gas Company, a wholly owned subsidiary of Enron. Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission
(FERC).

     TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline. TC PipeLines' equity income for the three and nine months ended September 30, 2003 and 2002 represents 30% of the net income of Northern Border Pipeline for the same periods. Retained earnings of TC PipeLines at September 30, 2003 and December 31, 2002 include undistributed earnings from Northern Border Pipeline of $0.5 million and $1.3 million, respectively. The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three and nine months ended September 30, 2003 and 2002 and as at September 30, 2003 and December 31, 2002.

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
(UNAUDITED)                                                    ------------------             ------------------
(MILLIONS OF DOLLARS)                                          2003         2002              2003          2002
----------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                        81.2         81.6             241.7        239.9
Costs and expenses                                             (18.7)       (15.2)            (52.8)       (42.6)
Depreciation                                                   (14.4)       (14.5)            (43.3)       (43.5)
Financial charges                                              (11.0)       (13.2)            (34.4)       (39.9)
Other income                                                     0.1          0.5               0.4          1.5
                                                               -------------------------------------------------
Net income                                                      37.2         39.2             111.6        115.4
                                                               -------------------------------------------------
                                                               -------------------------------------------------

Northern Border Pipeline has recorded other comprehensive income of $(0.4) million for each of the three month periods ended September 30, 2003 and 2002, and $(1.2) million and $(2.1) million for the nine months ended September 30, 2003 and 2002, respectively.

(MILLIONS OF DOLLARS)                                                       SEPTEMBER 30, 2003    December 31, 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)           (AUDITED)
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                                            17.0                 25.4
Other current assets                                                                 36.5                 40.8
Plant, property and equipment, net                                                1,596.4              1,636.0
Other assets                                                                         34.2                 37.8
                                                                            ---------------------------------------
                                                                                  1,684.1              1,740.0
                                                                            ---------------------------------------
                                                                            ---------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                                  52.2                130.9
Reserves and deferred credits                                                         6.0                 15.4
Long-term debt, net of current maturities                                           818.8                783.9
Partners' Equity
  Partners' capital                                                                 801.5                803.0
  Accumulated other comprehensive income                                              5.6                  6.8
                                                                            ---------------------------------------
                                                                                  1,684.1              1,740.0
                                                                            ---------------------------------------
                                                                            ---------------------------------------

NOTE 3   INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY

The Partnership owns a 49% general partner interest in Tuscarora, a partnership that owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of Gas Transmission Northwest Corporation, to northern Nevada. The remaining general partner interest in Tuscarora is held 50% by Sierra Pacific Resources and 1% by TransCanada. The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources. Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper, accounting for approximately 68% of Tuscarora's available capacity. Tuscarora is regulated by the FERC.

     The Partnership uses the equity method of accounting for its investment in Tuscarora. TC PipeLines' equity income for the three and nine months ended September 30, 2003 and 2002 represents 49% of the net income of

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Tuscarora for the same periods. Retained earnings of TC PipeLines at September 30, 2003 and December 31, 2002 include undistributed earnings from Tuscarora of nil and $0.8 million, respectively. The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three and nine months ended September 30, 2003 and 2002 and as at September 30, 2003 and December 31, 2002.

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
(UNAUDITED)                                                    ------------------             ------------------
(MILLIONS OF DOLLARS)                                          2003         2002              2003          2002
----------------------------------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                        7.3          5.6              22.0         16.8
Costs and expenses                                             (1.3)        (0.6)             (3.8)        (1.9)
Depreciation                                                   (1.6)        (1.2)             (4.8)        (3.6)
Financial charges                                              (1.6)        (1.3)             (4.9)        (4.3)
Other income                                                    -            0.2                -           0.5
                                                               -------------------------------------------------
Net income                                                      2.8          2.7               8.5          7.5
                                                               -------------------------------------------------
                                                               -------------------------------------------------

Tuscarora has recorded other comprehensive income of less than $(0.1) million for each of the three month periods ended September 30, 2003 and September 30, 2002, and less than $(0.1) million and $(0.4) million for the nine months ended September 30, 2003 and 2002, respectively.

(MILLIONS OF DOLLARS)                                                       SEPTEMBER 30, 2003    December 31, 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)           (AUDITED)
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                                            4.8                   0.6
Other current assets                                                                 2.6                   4.3
Plant, property and equipment, net                                                 144.5                 148.4
Other assets                                                                         0.9                   1.2
                                                                            ---------------------------------------
                                                                                   152.8                 154.5
                                                                            ---------------------------------------
                                                                            ---------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                                  7.9                  14.6
Long-term debt                                                                      83.1                  85.3
Partners' Equity
  Partners' capital                                                                 61.8                  54.2
  Accumulated other comprehensive income                                             -                     0.4
                                                                            ---------------------------------------
                                                                                   152.8                 154.5
                                                                            ---------------------------------------
                                                                            ---------------------------------------

NOTE 4   CREDIT FACILITIES AND LONG-TERM DEBT

On September 30, 2002, the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent. Under the Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $20.0 million. Loans under the Revolving Credit Facility bear interest at a floating rate. The Revolving Credit Facility matures on July 31, 2004. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

may be used to finance capital expenditures and for other general business purposes. At September 30, 2003 and December 31, 2002, the Partnership had borrowings of $5.5 million and $11.5 million, respectively, outstanding under the Revolving Credit Facility. The fair value of the Revolving Credit Facility approximates its carrying value because the interest rate is a floating rate. The interest rate on the Revolving Credit Facility averaged 2.4% and 2.9% for the three months ended September 30, 2003 and 2002, respectively; 2.6% and 2.8% for the nine months ended September 30, 2003 and 2002, respectively; and was 2.4% and 2.7% at September 30, 2003 and December 31, 2002, respectively.

     On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the General Partner. The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the General Partner, if necessary. At September 30, 2003 and December 31, 2002 the Partnership had no amount outstanding under the TransCanada Credit Facility.

NOTE 5   NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of common and subordinated units outstanding. The General Partner's allocation is equal to an amount based upon the General Partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
(UNAUDITED)                                                    ------------------             ------------------
(MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)                 2003         2002              2003          2002
----------------------------------------------------------------------------------------------------------------
Net income                                                      12.0         12.5              35.9         36.6
                                                               -------------------------------------------------
Net income allocated to General Partner
  General Partner interest                                      (0.3)        (0.2)             (0.7)        (0.7)
  Incentive distribution income allocation                      (0.3)        (0.3)             (0.7)        (0.7)
                                                               -------------------------------------------------
                                                                (0.6)        (0.5)             (1.4)        (1.4)
                                                               -------------------------------------------------
Net income allocable to units                                   11.4         12.0              34.5         35.2
Weighted average units outstanding (MILLIONS)                   17.5         17.5              17.5         17.5
                                                               -------------------------------------------------
Basic and diluted net income per unit                          $0.65        $0.68             $1.97        $2.01
                                                               -------------------------------------------------
                                                               -------------------------------------------------

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6   SUBORDINATED UNIT CONVERSION

On August 1, 2003, 936,435 subordinated units, representing one-half of the outstanding subordinated units held by the General Partner, upon satisfaction of the financial tests set forth in the partnership agreement, automatically converted into an equal number of common units as provided for in the partnership agreement of TC PipeLines.

     After the early conversion of 936,435 subordinated units on August 1, 2002, this early conversion of an additional 936,435 subordinated units reduces the number of outstanding subordinated units to 936,436, which will, upon satisfaction of the financial tests, automatically convert into common units on the first day after the record date for distributions for the quarter ending June 30, 2004.


NOTE 7   DISTRIBUTIONS

On October 21, 2003, the Board of Directors of the General Partner declared a cash distribution of $0.55 per unit for the three months ended September 30, 2003. The distribution totaling approximately $10.1 million is payable on November 14, 2003 in the following manner: $9.1 million to the holders of common units as of the close of business on October 31, 2003, $0.5 million to the General Partner as holder of the subordinated units, $0.3 million to the General Partner as holder of incentive distribution rights, and $0.2 million to the General Partner in respect of its 2% general partner interest.

NOTE 8   ACCOUNTING PRONOUNCEMENTS

SFAS No. 143, "Accounting for Asset Retirement Obligations," became effective for the Partnership on January 1, 2003. As the Partnership does not directly own any long-lived assets, no asset retirement obligation has been recorded on its balance sheet.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments and for hedging activities under SFAS No. 133. As at September 30, 2003, TC PipeLines does not engage in any hedging activities and is not affected by the changes resulting from this standard.

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

     o majority control and operation of Northern Border Pipeline Company by affiliates of Enron Corp., and as a result, any further developments in the Enron bankruptcy proceedings, Enron's intention to create a new pipeline operating company, and bankruptcy-related regulatory issues, including the potential denial by the Securities and Exchange Commission (SEC) of Enron's application for exemption from the Public Utility Holding Company Act and any impact of such denial on Northern Border Pipeline Company and the Partnership;

     o the failure of a shipper on either one of the Partnership's pipelines to perform its contractual obligations;

     o the ability of affiliates of Sierra Pacific Resources to continue to meet their contractual obligations to Tuscarora Gas Transmission Company;

     o the ability of Northern Border Pipeline Company to recontract its capacity;

     o the ownership of Tuscarora by affiliates of Sierra Pacific Resources and affiliates of the Partnership at a percentage of 50% each and the resulting ability of each partner to veto any decisions of the Tuscarora management committee;

     o   cost and availability of acquisitions;

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

RESULTS OF OPERATIONS OF TC PIPELINES, LP

TC PipeLines, LP was formed in 1998 to acquire, own and participate in the management of United States based pipeline assets. TC PipeLines, LP, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership. TC PipeLines GP, Inc., a wholly owned subsidiary of TransCanada, is the general partner of the Partnership. The Partnership owns a 30% general partner interest in Northern Border Pipeline and a 49% general partner interest in Tuscarora.

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

INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY

Tuscarora owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of Gas Transmission Northwest Corporation, to northern Nevada. The Partnership owns a 49% general partner interest in Tuscarora. The remaining general partner interest in Tuscarora is held 50% by Sierra Pacific Resources and 1% by TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada. Under the Tuscarora partnership agreement, voting power of the management committee is allocated among Tuscarora's three general partners in proportion to their general partner interests in Tuscarora. The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources. Sierra Pacific Power Company, a

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper, accounting for approximately 68% of Tuscarora's available capacity.

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

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

Net income decreased $0.5 million, or 4%, to $12.0 million for third quarter 2003, compared to $12.5 million for the same period last year. Net income for third quarter 2003 reflects a decrease in equity income from Northern Border Pipeline, partially offset by an increase in equity income from Tuscarora.

Equity income from the Partnership's investment in Northern Border Pipeline decreased $0.6 million, or 5%, to $11.2 million for third quarter 2003, compared to $11.8 million for the same period last year. Northern Border Pipeline's operations and maintenance expense was higher during third quarter 2003 compared to the same period last year

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

due primarily to higher electric power costs for certain compressor stations (see "Results of Operations of Northern Border Pipeline Company"). Operations and maintenance expense also includes an increase in employee benefits expense at Northern Border Pipeline in third quarter 2003 as compared to the same period last year. The effect of the higher operations and maintenance expense at Northern Border Pipeline during third quarter 2003 is a $1.0 million decrease to the Partnership's equity income. The increase in Northern Border Pipeline's operations and maintenance expense in third quarter 2003 as compared to the same period last year was partially offset by reductions in interest expense. The decrease in interest expense during third quarter 2003 was due primarily to lower average interest rates and lower average debt balances outstanding, resulting in an increase of $0.6 million to the Partnership's equity income. The remaining $0.2 million decrease in the Partnership's equity income from Northern Border Pipeline is attributable to decreases in revenues and other income.

Equity income from the Partnership's investment in Tuscarora increased $0.1 million, or 8%, to $1.3 million for third quarter 2003, compared to $1.2 million for the same period last year. Tuscarora's revenues increased primarily due to new transportation contracts from the expansion, increasing the Partnership's equity income from Tuscarora by $0.8 million. This increase was mostly offset by increased operations and maintenance expense and increased depreciation expense, both resulting from Tuscarora's expansion, as well as increased interest expense. The combined effect of these increased expenses reduced the Partnership's equity income from Tuscarora by $0.7 million.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Net income decreased $0.7 million, or 2%, to $35.9 million for the first nine months of 2003, compared to $36.6 million for the same period last year. Net income for the first nine months of 2003 reflects a decrease in equity income from Northern Border Pipeline, partially offset by an increase in equity income from Tuscarora.

Equity income from the Partnership's investment in Northern Border Pipeline decreased $1.1 million, or 3%, to $33.5 million for the first nine months of 2003, compared to $34.6 million for the same period last year. Northern Border Pipeline's revenues for the first nine months of 2003 were higher than the same period last year, as the first nine months of 2002 reflects uncollected revenues associated with the transportation capacity previously held by Enron North America (the impact on TC PipeLines' equity income was $0.5 million). Also, Northern Border Pipeline's interest expense was lower during the first nine months of 2003 compared to the same period last year due

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

primarily to lower average interest rates and lower average debt balances outstanding, resulting in an increase of $1.7 million to the Partnership's equity income. These increases to the Partnership's equity income were more than offset by the resulting impact of increases in Northern Border Pipeline's operations and maintenance expense and taxes other than income as well as a decrease in other income. The increase in 2003 operations and maintenance expense is primarily due to higher electric power costs for certain compressor stations (see "Results of Operations of Northern Border Pipeline Company") as compared to the same period last year. Operations and maintenance expense also includes an increase in employee benefits expense for Northern Border Pipeline in the first nine months of 2003 as compared to the same period last year. The increase in 2003 taxes other than income is due primarily to adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003. In addition, Northern Border Pipeline received a refund of use taxes during the first nine months of 2002, resulting in lower taxes other than income when compared to the same period in 2003. The combined effect of these increased expenses at Northern Border Pipeline during the first nine months of 2003 is a $3.0 million decrease to the Partnership's equity income. Other income was lower during the first nine months of 2003 as compared to the same period last year. The 2003 amount includes interest expense for refunds required by the order issued by the FERC on March 27, 2003 (see "Results of Operations of Northern Border Pipeline Company - Update on Company Use Gas FERC Filing") whereas the 2002 amount includes income primarily related to interest received on the refund of use taxes previously discussed and income for previously vacated frequency bands. The resulting impact on the Partnership was a $0.3 million reduction in equity income.

Equity income from the Partnership's investment in Tuscarora increased $0.5 million, or 15%, to $3.8 million for the first nine months of 2003, compared to $3.3 million for the same period in 2002. Tuscarora's revenues increased primarily due to new transportation contracts from the expansion, increasing the Partnership's equity income from Tuscarora by $2.5 million. This increase was partially offset by increased operations and maintenance expense and increased depreciation expense, both resulting from Tuscarora's expansion, as well as increased interest expense. The combined effect of these increases in expenses reduced the Partnership's equity income from Tuscarora by $1.8 million. As well, a decrease in Tuscarora's other income resulted in a $0.2 million reduction in the Partnership's equity income.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES, LP

EARLY CONVERSION OF SUBORDINATED UNITS

On August 1, 2003, 936,435 subordinated units, representing one-half of the outstanding subordinated units held by the General Partner, upon satisfaction of the financial tests set forth in the partnership agreement, automatically converted into an equal number of common units as provided for in the partnership agreement of TC PipeLines.

After the early conversion of 936,435 subordinated units on August 1, 2002, this early conversion of an additional 936,435 subordinated units reduces the number of outstanding subordinated units to 936,436, which will, upon satisfaction of the financial tests, automatically convert into common units on the first day after the record date for distributions for the quarter ending June 30, 2004.

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

2003 THIRD QUARTER CASH DISTRIBUTION

On October 21, 2003, the Board of Directors of the General Partner declared the Partnership's 2003 third quarter cash distribution in the amount of $0.55 per unit. This distribution will be paid on November 14, 2003 to unitholders of record as of October 31, 2003. The third quarter cash distribution, totaling $10.1 million, will be paid in the following manner: $9.1 million to common unitholders (including $1.5 million to an affiliate of TransCanada as holder of 2,800,000 common units and $1.0 million to the General Partner as holder of 1,872,870 common units), $0.5 million to the General Partner as holder of the subordinated units, $0.3 million to the General Partner as holder of

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

incentive distribution rights, and $0.2 million to the General Partner in respect of its 2% general partner interest.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased $1.4 million, or 4%, to $37.2 million for the first nine months of 2003, compared to $38.6 million for the same period last year. For the first nine months of 2003 and 2002, the Partnership received cash distributions of $33.9 million and $36.7 million, respectively, from its equity investment in Northern Border Pipeline. The Partnership also received cash distributions of $4.7 million and $3.3 million from its equity investment in Tuscarora during the first nine months of 2003 and 2002, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

In the first nine months of 2003, the Partnership made an equity contribution of $4.9 million to Tuscarora related to Tuscarora's 2002 expansion project, which was partially offset by a $0.8 million return of capital from Tuscarora.

CASH FLOWS FROM FINANCING ACTIVITIES

In the first nine months of 2003, the Partnership paid $29.3 million in cash distributions: $25.0 million to common unitholders (including $4.5 million to an affiliate of TransCanada as holder of 2,800,000 common units and $1.5 million to the General Partner as holder of 936,435 common units), $3.0 million to the General Partner as holder of the subordinated units, $0.8 million to the General Partner, as holder of incentive distribution rights, and $0.5 million to the General Partner in respect of its 2% general partner interest. This compares to cash distributions of $27.7 million, which were paid by the Partnership in the first nine months of 2002.

On September 30, 2002, the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent. Under the Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $20.0 million. Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% or the prime rate. The Revolving Credit Facility matures on July 31, 2004. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general business purposes. In the first nine months of 2003 the Partnership made principal re-payments on the Revolving Credit Facility of $6.0 million. At September 30, 2003 and November 13, 2003, the Partnership had borrowings of $5.5 million outstanding under the Revolving Credit

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

Facility. The interest rate on the Revolving Credit Facility averaged 2.4% for the three months ended September 30, 2003, 2.6% for the nine months ended September 30, 2003 and was 2.4% at September 30, 2003.

On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the General Partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the General Partner, if necessary. At September 30, 2003 and November 13, 2003, the Partnership had no amount outstanding under the TransCanada Credit Facility.

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

Certain of Northern Border Pipeline's accounting policies are of more significance in its financial statement preparation process than others. Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At September 30, 2003, Northern Border Pipeline has recorded regulatory assets of $9.8 million, which are being recovered from its shippers over varying periods of time.

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

Effective January 1, 2003, Northern Border Pipeline adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." Northern Border Pipeline has advised that SFAS No. 143 did not have a material impact on its financial position or results of operations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if the liability can be reasonably estimated. Northern Border Pipeline has advised that it was unable to estimate and record liabilities for its obligations that fall under the provisions of this statement because it cannot reasonably estimate when such obligations would be settled.

Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At September 30, 2003, Northern Border Pipeline's balance sheet reflects a non-cash gain of approximately $19.0 million in derivative financial instruments with a corresponding increase in long-term debt.

RESULTS OF OPERATIONS

The following sets out summarized financial information for Northern Border Pipeline for the three and nine months ended September 30, 2003 and 2002 and as at September 30, 2003 and December 31, 2002. Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
(UNAUDITED)                                                    ------------------             ------------------
(MILLIONS OF DOLLARS)                                          2003         2002              2003          2002
----------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                        81.2         81.6             241.7        239.9
Costs and expenses                                             (18.7)       (15.2)            (52.8)       (42.6)
Depreciation                                                   (14.4)       (14.5)            (43.3)       (43.5)
Financial charges                                              (11.0)       (13.2)            (34.4)       (39.9)
Other income                                                     0.1          0.5               0.4          1.5
                                                               -------------------------------------------------
Net income                                                      37.2         39.2             111.6        115.4
                                                               -------------------------------------------------
                                                               -------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

(MILLIONS OF DOLLARS)                                                       SEPTEMBER 30, 2003    December 31, 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)           (AUDITED)
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                                           17.0                  25.4
Other current assets                                                                36.5                  40.8
Plant, property and equipment, net                                               1,596.4               1,636.0
Other assets                                                                        34.2                  37.8
                                                                            ---------------------------------------
                                                                                 1,684.1               1,740.0
                                                                            ---------------------------------------
                                                                            ---------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                                 52.2                 130.9
Reserves and deferred credits                                                        6.0                  15.4
Long-term debt, net of current maturities                                          818.8                 783.9
Partners' Equity
  Partners' capital                                                                801.5                 803.0
  Accumulated other comprehensive income                                             5.6                   6.8
                                                                            ---------------------------------------
                                                                                 1,684.1               1,740.0
                                                                            ---------------------------------------
                                                                            ---------------------------------------

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

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

Net income to partners decreased $2.0 million for the third quarter of 2003, as compared to the same period in 2002. Northern Border Pipeline's net income was reduced by higher operating expenses partially offset by reductions in interest expense.

Operations and maintenance expenses, included in costs and expenses, increased $3.5 million for the third quarter of 2003, as compared to the same period in 2002, due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

electric power. Operations and maintenance expenses also include an increase in employee benefits expenses.

Interest expense decreased $2.2 million for the third quarter of 2003, as compared to the same period in 2002, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

Other income decreased $0.4 million for the third quarter of 2003, as compared to the same period in 2002. The amount for the third quarter of 2002 includes income of $0.6 million for previously vacated microwave frequency bands.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Net income to partners decreased $3.8 million for the nine months ended September 30, 2003, as compared to the same period in 2002. Northern Border Pipeline's net income was reduced by higher operating expenses and decreases in other income partially offset by increases in operating revenues and reductions in interest expense.

Operating revenues increased $1.8 million for the nine months ended September 30, 2003, as compared to the same period in 2002. The 2002 results were reduced by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business"). For the nine months ended September 30, 2002, the revenues lost on this capacity totaled approximately $1.8 million.

Costs and expenses consist of operations and maintenance expenses and taxes other than income. Operations and maintenance expenses increased $8.4 million for the nine months ended September 30, 2003, as compared to the same period in 2002, due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Operations and maintenance expenses also include an increase in employee benefits expenses.

Taxes other than income increased $1.8 million for the nine months ended September 30, 2003, as compared to the same period in 2002. The 2002 amount included a $1.0 million refund of use taxes previously paid on exempt purchases. Both 2003 and 2002 also include adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003 by approximately $0.4 million.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

Interest expense decreased $5.5 million for the nine months ended September 30, 2003, as compared to the same period in 2002, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

Other income decreased $1.1 million for the nine months ended September 30, 2003, as compared to the same period in 2002. The 2003 amount includes $0.3 million of interest expense for refunds required by the order issued by the FERC on March 27, 2003 (see "Update on Company Use Gas FERC Filing"). The 2002 amount included $0.6 million of income primarily related to interest received on the refund of use taxes discussed previously and income of $0.6 million for previously vacated microwave frequency bands.

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

DEBT AND CREDIT FACILITIES

Northern Border Pipeline's debt and credit facilities outstanding at September 30, 2003, are as follows:

                                                                             Payments Due by Period
                                                                   -----------------------------------------
                                                                              Current Portion      Long-Term
                                                                    Total    (Less Than 1 Year)     Portion
                                                                   -----------------------------------------
                                                                                  (In Millions)
                                                                   -----------------------------------------
$175 million Pipeline Credit Agreement, average 1.92%, due 2005     126.0             -              126.0
6.25% Senior Notes due 2007                                         225.0             -              225.0
7.75% Senior Notes due 2009                                         200.0             -              200.0
7.50% Senior Notes due 2021                                         250.0             -              250.0
                                                                   -----------------------------------------
Total                                                               801.0             -              801.0
                                                                   -----------------------------------------
                                                                   -----------------------------------------

Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At September 30, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.38%. Northern Border Pipeline's balance sheet reflects a non-cash gain of approximately $19.0 million in derivative financial instruments with a corresponding increase in long-term debt at September 30, 2003.

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

After Northern Border Partners, L.P. announced it would record impairment charges in the third quarter, Standard & Poor's Rating Services announced that it placed its 'A-' corporate credit ratings of Northern Border Pipeline and Northern Border Partners, L.P. on CreditWatch with negative implications. These impairment charges did not result from the business of Northern Border Pipeline.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities were $136.5 million in the nine months ended September 30, 2003 as compared to $163.4 million for the comparable period in 2002. The decrease is primarily due to Northern Border Pipeline's refund to its shippers for $10.3 million in 2003 and a reduction in prepayments in 2003 that Northern Border Pipeline had required certain shippers make in 2002 for transportation service.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures were $3.8 million for the nine months ended September 30, 2003 as compared to $6.7 million for the comparable period in 2002. The capital expenditures for 2003 and 2002 were primarily related to renewals and replacements of existing facilities.

Northern Border Pipeline has advised that total capital expenditures for 2003 are estimated to be $17 million. Northern Border Pipeline has further advised that it currently anticipates funding its 2003 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities were $141.0 million for the nine months ended September 30, 2003 as compared to $139.8 million for the comparable period in 2002. Distributions to partners were $113.0 million and $122.2 million in the nine months ended September 30, 2003 and 2002, respectively. The distributions for 2003 were reduced to reflect the impact of the refunds ordered by the FERC on March 27, 2003 in accordance with the Northern Border Pipeline distribution formula.

For the nine months ended September 30, 2003 and 2002, borrowings on long-term debt totaled $121.0 million and $416.9 million, respectively. The 2002 amount included proceeds from the $225 million 6.25% Senior Notes, which were primarily used to repay previously existing indebtedness. Total payments on debt were $149.0 million and $434.0 million in the nine months ended September 30, 2003 and 2002, respectively.

OUTLOOK UPDATE

As a result of commercial activity during July 2003, essentially all of Northern Border Pipeline's capacity is under contract at least through December 31, 2003 and, assuming no extensions of existing contracts or execution of new contracts, approximately 70% and 59% is

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

under contract at least through December 31, 2004 and 2005, respectively.

On July 15, 2003, Northern Border Pipeline announced that Cargill, Incorporated had assumed all of the firm capacity formerly held by Mirant Americas Energy Marketing, LP. This represents approximately 10% of Northern Border Pipeline's contracted firm capacity and extends for terms into 2006 and 2008. Additionally, Cargill assumed the management services of Pan-Alberta Gas, Ltd., previously performed by Mirant.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

As more fully discussed in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2002, on December 2, 2001, Enron Corp. and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

Northern Border Partners, L.P. owns a 70% general partner interest in Northern Border Pipeline and TC PipeLines, LP owns the remaining 30%. Northern Plains Natural Gas Company and Pan Border Gas Company, subsidiaries of Enron, are two of the general partners of Northern Border Partners, L.P. Northern Plains is also the operator of the Northern Border pipeline system. On June 25, 2003, Enron announced the organization of CrossCountry Energy Corp., a newly formed holding company that will hold, among other things, Enron's ownership interests in Northern Plains and Pan Border. Enron also announced it had filed a motion with the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) to approve the proposed transfer of those ownership interests to CrossCountry Energy. That motion was approved by the Bankruptcy Court on September 25, 2003. The transfer of ownership interests to CrossCountry Energy is pending.

On September 18, 2003, Enron announced that Enron and its debtor-in-possession subsidiaries (collectively with Enron, the Debtors) filed their proposed amended joint Chapter 11 plan (the Plan) and related disclosure statement (the Disclosure Statement) with the Bankruptcy Court which amended the Plan and Disclosure Statement previously filed with the Bankruptcy Court on July 11, 2003. Financial projections for three going-forward businesses, including CrossCountry Energy, were included in the Plan. Also Northern Border Pipeline has advised that, under the Plan, it is anticipated that, if CrossCountry Energy is not sold to a third party, as permitted by the Plan, shares of CrossCountry Energy would be distributed directly or indirectly to creditors of the Debtors. Northern Border Pipeline has advised that Enron has indicated that the Plan and Disclosure Statement may be further amended. Northern Border Pipeline has further advised that, in addition, a number of objections to the Plan have been filed, including an objection by the court appointed examiner for Enron North America Corp.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

Northern Border Pipeline has advised that when the transfer of interests in Northern Plains and Pan Border to CrossCountry Energy, as contemplated above, takes place, the articles of incorporation of Northern Plains and Pan Border will be amended to reflect certain shareholder protections that will be retained by Enron until a distribution of any common stock of CrossCountry Energy pursuant to the Plan. Northern Border Pipeline has advised that Northern Plains and Pan Border, subject to any applicable fiduciary duties and/or contractual obligations, will need the affirmative vote of Enron to vote its interest at the Northern Border Pipeline's Management Committee to, among other things, (a) enter into any business other than owning and operating natural gas pipelines and related businesses and (b) enter into any compromise or settlement of any action, suit, litigation, arbitration or proceeding or any governmental investigation or audit relating to the assets, liabilities or business of the entities or Northern Border Pipeline, in excess of $2,000,000.

UPDATE TO POTENTIAL PUBLIC UTILITY HOLDING COMPANY ACT (PUHCA) REGULATION

Further to the discussion of potential impacts to Northern Border Pipeline provided in the Partnership's quarterly report on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003, Northern Border Pipeline has advised that, on October 21, 2003, the SEC granted Enron's motion for oral argument and set the hearing for December 4, 2003. The Initial Decision is stayed pending the resolution of the SEC's further review.

If Enron's exemption application is denied by the SEC, Northern Border Pipeline has advised that it cannot estimate the amount of time that the SEC will provide for Enron to register as a holding company under PUHCA at which time Enron and its holding company system would become subject to PUHCA. Northern Border Pipeline has advised that it intends to seek orders from the SEC that, if granted, would minimize the impacts previously described of PUHCA on Northern Border Pipeline's operations. Northern Border Pipeline has further advised that it also may seek exemptions for its operations from regulation under PUHCA. Similar orders and exemptions have been granted by the SEC to other operating subsidiaries of holding companies under PUHCA. Northern Border Pipeline has advised that no assurance can be given that Northern Border Pipeline will be successful in obtaining all the orders or

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

exemptions that it intends to seek or that its operations will not be subject to the full regulatory impact of PUHCA.

While TC PipeLines currently does not anticipate that the outcome of the SEC's determination will have a material impact on its ability to conduct its operations or to meet its obligations, the Partnership cannot guarantee that further regulatory developments may not have an impact on its operations.

Both Houses of Congress have passed bills that would repeal PUHCA. It is uncertain whether or when a reconciled energy bill would be enacted into law.

UPDATE ON POTENTIAL INCREASED HEALTH CARE AND PENSION EXPENSES

Further to the discussion in the Partnership's annual report on Form 10-K for the year ended December 31, 2002, Northern Border Pipeline has advised that, on July 22, 2003, Enron filed a motion with the bankruptcy court requesting authority to terminate the Enron Gas Pipeline Employee Benefit Trust (the Trust) and to apportion the Trust's assets among certain identified pipeline companies, one being Northern Plains. In the motion, it states that, as of June 30, 2002, the asset/liability allocation percentage for Northern Plains was 2.7% with a liability allocation of $1.89 million and asset allocation of $846,000. Northern Border Pipeline has advised that, if approved as filed, the assets of the Trust will be transferred to one or more qualifying trusts maintained for the benefit of the Northern Border pipeline company retirees in accordance with the Enron Corp. Medical Plan for Inactive Participants.

Further to the discussion in the Partnership's annual report on Form 10-K for the year ended December 31, 2002 of potential cost impacts to Northern Border Pipeline as a result of increased health care expenses and pension benefits, Northern Border Pipeline has advised that Enron has advised Northern Plains that it intends to file to terminate Enron's Cash Balance Plan, its pension benefit plan. Northern Border Pipeline has advised that it is possible that costs incurred by Northern Plains related to termination of the plan could be material. Northern Border Pipeline has advised that, while the determination of reimbursement of such termination costs by Northern Border Pipeline under its operating agreement will be made at the time of occurrence, such costs could be material to Northern Border Pipeline.

For additional risks associated with Enron's Chapter 11 filing, please read the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 - "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations of Northern Border Pipeline Company - Update on the Impact of Enron's

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

Chapter 11 Filing on Northern Border Pipeline's Business-Possible Effects."

RESULTS OF OPERATIONS OF TUSCARORA GAS TRANSMISSION COMPANY

CRITICAL ACCOUNTING POLICIES

Tuscarora's accounting policies conform to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities.

Effective January 1, 2003, Tuscarora adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which did not have a material impact on its financial position or results of operations.

RESULTS OF OPERATIONS

The following sets out summarized financial information for Tuscarora for the three and nine months ended September 30, 2003 and 2002 and as at September 30, 2003 and December 31, 2002. Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
(UNAUDITED)                                                    ------------------             ------------------
(MILLIONS OF DOLLARS)                                          2003         2002              2003          2002
----------------------------------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                        7.3          5.6              22.0         16.8
Costs and expenses                                             (1.3)        (0.6)             (3.8)        (1.9)
Depreciation                                                   (1.6)        (1.2)             (4.8)        (3.6)
Financial charges                                              (1.6)        (1.3)             (4.9)        (4.3)
Other income                                                    -            0.2                -           0.5
                                                               -------------------------------------------------
Net income                                                      2.8          2.7               8.5          7.5
                                                               -------------------------------------------------
                                                               -------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

(MILLIONS OF DOLLARS)                                                       SEPTEMBER 30, 2003    December 31, 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)           (AUDITED)
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                                           4.8                      0.6
Other current assets                                                                2.6                      4.3
Plant, property and equipment, net                                                144.5                    148.4
Other assets                                                                        0.9                      1.2
                                                                            ---------------------------------------
                                                                                  152.8                    154.5
                                                                            ---------------------------------------
                                                                            ---------------------------------------

LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                                 7.9                     14.6
Long-term debt                                                                     83.1                     85.3
Partners' Equity
   Partners' capital                                                               61.8                     54.2
   Accumulated other comprehensive income                                           -                        0.4
                                                                            ---------------------------------------
                                                                                  152.8                    154.5
                                                                            ---------------------------------------
                                                                            ---------------------------------------

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

Net income increased $0.1 million, or 4%, to $2.8 million for third quarter 2003, compared to $2.7 million for the same period last year. This increase is primarily due to higher revenue, mostly offset by higher operations and maintenance expense and higher depreciation expense.

Revenues earned by Tuscarora increased $1.7 million, or 30%, to $7.3 million for third quarter 2003, compared to $5.6 million for the same period last year. This increase is due to incremental revenues being generated from new transportation contracts, including those resulting from the expansion in 2002.

Costs and expenses incurred by Tuscarora increased $0.7 million, or 117%, to $1.3 million for third quarter 2003, compared to $0.6 million for the same period last year. This increase is primarily due to higher operations and maintenance expenses required to operate the two new compressor stations that were placed into service December 1, 2002.

Depreciation recorded by Tuscarora increased $0.4 million, or 33%, to $1.6 million for third quarter 2003, compared to $1.2 million for the same period last year. This increase reflects the larger asset base resulting from the expansion in December 2002.

Financial charges recorded by Tuscarora increased $0.3 million, or 23%, to $1.6 million for third quarter 2003, compared to $1.3 million for the same period last year. This increase is primarily due to higher average debt balances in third quarter 2003 as compared to third quarter 2002.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                TC PIPELINES, LP

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Net income increased $1.0 million, or 13%, to $8.5 million for the first nine months of 2003, compared to $7.5 million for the same period last year. This increase is primarily due to higher revenue, partially offset by higher operations and maintenance expense, and higher depreciation expense.

Revenues earned by Tuscarora increased $5.2 million, or 31%, to $22.0 million for the first nine months of 2003, compared to $16.8 million for the same period last year. This increase is due to incremental revenues being generated from new transportation contracts, including those resulting from the expansion.

Costs and expenses incurred by Tuscarora increased $1.9 million, or 100%, to $3.8 million for the first nine months of 2003, compared to $1.9 million for the same period last year. The increase is primarily due to higher operations and maintenance expenses required to operate two new compressor stations that were placed into service December 1, 2002.

Depreciation recorded by Tuscarora increased $1.2 million, or 33%, to $4.8 million for the first nine months of 2003, compared to $3.6 million for the same period last year. This increase reflects the larger asset base resulting from the expansion in December 2002.

Financial charges recorded by Tuscarora increased $0.6 million, or 14%, to $4.9 million for the first nine months of 2003, compared to $4.3 million for the same period last year. The increase is due to higher average debt balances in the first nine months of 2003 as well as interest income related to construction recorded during the first nine months of 2002. There was no interest income related to construction in 2003.

LIQUIDITY AND CAPITAL RESOURCES OF TUSCARORA GAS TRANSMISSION COMPANY

DEBT AND CREDIT FACILITIES

     Tuscarora's debt and credit facilities outstanding at September 30, 2003, are as follows:

                                                              Payments Due by Period
                                               --------------------------------------------------
                                               Less Than                                 After 5
                                    Total        1 Year       1-3 Years     4-5 Years     Years
                                    -------------------------------------------------------------
                                                            (In Millions)
                                    -------------------------------------------------------------
Series A Senior Notes due 2010      $70.7        $3.7           $7.3          $ 8.4       $51.3
Series B Senior Notes due 2010        7.3         0.3            0.8            1.2         5.0
Series C Senior Notes due 2012        9.7         0.6            1.5            2.1         5.5
                                    -------------------------------------------------------------
Total                               $87.7        $4.6           $9.6          $11.7       $61.8
                                    -------------------------------------------------------------
                                    -------------------------------------------------------------

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

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased by $2.5 million to $13.1 million for the first nine months of 2003 compared to $15.6 million for the same period last year primarily due to changes in working capital, partially offset by increased net income relating to Tuscarora's expansion.

CASH FLOWS FROM INVESTING ACTIVITIES

In the first nine months of 2003, Tuscarora used $0.9 million for capital expenditures primarily related to its 2002 expansion.

In the first nine months of 2002, Tuscarora used $25.7 million for capital expenditures primarily related to the construction of the 2002 expansion facilities.

CASH FLOWS FROM FINANCING ACTIVITIES

In the first nine months of 2003, Tuscarora reported cash flows used in financing activities of $8.1 million compared to cash flows provided from financing activities of $10.1 million for the same period in 2002. In the first nine months of 2003, Tuscarora repaid the $4.6 million balance outstanding on its revolving credit facility. Tuscarora also repaid $2.3 million of long-term debt during the first nine months of 2003. Tuscarora received contributions from partners of $10.0 million and paid cash distributions of $9.5 million as well as a return of capital to its partners of $1.6 million in the first nine months of 2003.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONCLUDED)

                                TC PIPELINES, LP

In the first nine months of 2002, Tuscarora received proceeds of $10.0 million from the issuance of its Series C Secured Notes, paid $0.3 million in related issuance costs, and repaid $2.1 million of long-term debt. Tuscarora received contributions from partners of $9.2 million and paid cash distributions of $6.7 million in the first nine months of 2002.

SIERRA PACIFIC RESOURCES

Sierra Pacific Resources, the parent company to Sierra Pacific Power Company
(SPPC), Tuscarora's largest shipper, issued a press release on August 28, 2003 and filed a Current Report on Form 8-K with the SEC advising that the federal bankruptcy court judge overseeing the bankruptcy case of Enron Power Marketing Inc. (EPMI) rendered a decision in the lawsuit filed by EPMI in its bankruptcy case asserting claims for damages related to the termination of its power supply agreements with Nevada Power Company (NPC) and SPPC (together the Utilities). The bankruptcy court judge granted EPMI's motion for summary judgment with respect to EPMI's claims against NPC and SPPC of approximately $200 million and $87 million, respectively, of liquidated damages, for power not delivered by EPMI, under power supply contracts terminated by EPMI in May 2002. The bankruptcy court judge also dismissed the Utilities' counter claims against EPMI, dismissed the Utilities' counter claims against Enron Corp., the parent of EPMI, and denied the Utilities' motion to dismiss or stay the proceedings pending the final outcome of their FERC proceedings against EPMI. In addition to the claims for termination payments described above, NPC and SPPC had previously deposited approximately $17.7 million and $6.7 million, respectively, into an escrow account for energy delivered by EPMI to each of NPC and SPPC in April 2002, for which the Utilities had not paid.

SPPC to date remains current on its shipping contracts with Tuscarora.

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

Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline's objective is to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest rate expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At September 30, 2003, Northern Border Pipeline had $351.0 million of variable rate debt outstanding, $225.0 million of which was previously fixed rate debt that had been converted to variable rate debt through the use of interest rate swaps. As of September 30, 2003, approximately 56% of Northern Border Pipeline's debt portfolio was in fixed rate debt.

Northern Border Pipeline has advised that if average interest rates change by one percent compared to rates in effect as of September 30, 2003, its annual interest expense would change by approximately $3.5 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of September 30, 2003.

                  PART I. FINANCIAL INFORMATION (CONCLUDED)

                       ITEM 4. CONTROLS AND PROCEDURES

                               TC PIPELINES, LP

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this quarterly report, the President and Chief Executive Officer and Chief Financial Officer of the general partner of the Partnership have concluded that the Partnership's disclosure controls and procedures referred to in paragraph 4(b) of their certifications included as exhibits to this report were effective.

                           PART II. OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

                                TC PIPELINES, LP

Max Feldman is the Partnership's designated member on Northern Border Pipeline's Management Committee as of September 2003. Mr. Feldman is Vice-President, Gas Transmission, West, of TransCanada, a position he has held since April 2003. From 1999 to 2003, he was Senior Vice-President, Customer, Sales and Service, and from 1995 to 1999, Mr. Feldman held several Vice-President positions in the operations, customer service and marketing areas of TransCanada. Mr. Feldman is 55 years old.

In September 2003, Northwest Border Pipeline Company, a wholly-owned subsidiary of TransCanada, designated Paul E. Miller as its member on the Northern Border Partners, L.P. Policy Committee. Mr. Miller is also Northwest Border's representative on the Northern Border Pipeline Management Committee. Additionally, Mr. Miller serves as Director Corporate Development of TransCanada, a position he has held since February 2003. From July 1998 to January 2003, Mr. Miller was Director Finance of TransCanada. Prior to July 1998, Mr. Miller was Manager Finance of TransCanada. Mr. Miller is 45 years old.

SUBSEQUENT EVENTS

On October 6th, 2003, Sierra Pacific Resources issued a press release and filed a Current Report on Form 8-K with the SEC advising that NPC and SPPC had filed complaints with the FERC to prevent EPMI from enforcing the termination provision of certain wholesale electric power transactions involving more than $330 million until FERC has determined whether EPMI complied with applicable tariff provisions and whether it is in the public interest to require payment of the termination payments.

On October 17th, 2003, Sierra Pacific Resources filed a Current Report on Form 8-K with the SEC advising that, on October 15th, the Bankruptcy Court Judge overseeing the bankruptcy case of EPMI approved a stipulation among EPMI, NPC and SPPC in which EPMI agreed for a 60 day period beginning October 10, 2003 not to seek to execute, or register or institute any proceedings for the enforcement of EPMI's judgment against the Utilities entered by the Bankruptcy Court on September 25, 2003 (the Judgment). The Judgment provides for the payment by NPC and SPPC of approximately $235 million and $102 million, respectively, liquidated damages and pre-Judgment interest, for power not delivered by EPMI under power supply contracts terminated by EPMI in May 2002. The Utilities have previously filed a motion with the Bankruptcy Court seeking a stay pending appeal of the Judgment and proposing to issue

                     ITEM 5. OTHER INFORMATION (CONCLUDED)

                                TC PIPELINES, LP

General and Refunding Mortgage Bonds as collateral to secrete payment of the judgment. A hearing on the motion originally scheduled for October 17, 2003 has been rescheduled for October 31, 2003. The Utilities are unable to predict the outcome of the hearing before the Bankruptcy Court.

On November 7, 2003, Sierra Pacific filed a Current Report on Form 8-K to report that on November 6, 2003 the federal Bankruptcy Court Judge overseeing the bankruptcy case of EPMI rendered a decision on the motion by NPC and SPPC to stay the execution of the Judgment. The Bankruptcy Court Judge's ruling stays the execution of the Judgment, which stay will be secured by the posting into escrow by NPC and SPPC of $235 million and $103 million, respectively, of General and Refunding Mortgage Bonds plus approximately $280,000 in cash for pre-Judgment interest. NPC and SPPC have sufficient regulatory authority from the Public Utilities Commission of Nevada to comply with the Bankruptcy Court Judge's ruling. Additionally, NPC and SPPC will pay a total of $35 million in cash on a pro rata basis into the escrow account, which will lower the principal amount of General and Refunding Mortgage Bonds held in escrow by a like amount, 90 days after the date of the final stay order. The Bankruptcy Court Judge added that conditions related to the order will be reviewed by the Court approximately two weeks after the payment of the $35 million in cash collateral.

Tuscarora's operator, which is a wholly owned subsidiary of Sierra Pacific Resources, has advised the Partnership that SPPC remains current on all of its shipping contracts. The Partnership plans to continue to take all appropriate action to protect the interests of the Partnership and its unitholders.

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

     31.1  Certification of President and Chief Executive Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1  Certification of President and Chief Executive Officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated July 10, 2003 and filed on July 10, 2003 reporting that Northern Border Pipeline issued a press release announcing that it has received commitments from several entities for transportation capacity at the maximum rate available under its tariff, leaving approximately 11% of the total system capacity expiring prior to November 1, 2003.

     2. Report on Form 8-K dated July 15, 2003 and filed on July 15, 2003 reporting that Northern Border Pipeline issued a press release announcing that it had made further progress in recontracting and had nearly sold out the long-haul firm capacity on its pipeline system. Northern Border Pipeline also announced that Cargill, Incorporated had finalized the assignment of all of the firm transportation formerly held by Mirant Americas Energy Marketing, LP, which represents approximately 10% of Northern Border Pipeline's firm capacity and extends for terms into 2006 and 2008.

     3. Report on Form 8-K dated July 24, 2003 and filed July 24, 2003 reporting that TC PipeLines, LP issued a press release announcing second quarter results for the period ended June 30, 2003.

     4. Report on Form 8-K dated October 24, 2003 and filed on October 24, 2003 reporting that TC PipeLines, LP issued a press release announcing third quarter results for the period ended September 30, 2003.

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

                                         TC PIPELINES, LP
                                         (a Delaware Limited Partnership)

                                         By: TC PipeLines GP, Inc.,
                                         its general partner

Date: November 13, 2003                  By: /s/ Russell K. Girling
                                         ------------------------------------
                                         Russell K. Girling
                                         Chief Financial Officer
                                         (duly authorized officer)

Date: November 13, 2003                  By: /S/ Amy Leong
                                         ------------------------------------
                                         Amy Leong
                                         Controller (duly authorized officer)