Form 10-K
period 2003-12-31
TC PIPELINES LP
filed 2004-03-12
CIK 1075607

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                  F O R M 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

                          110 TURNPIKE ROAD, SUITE 203
                        WESTBOROUGH, MASSACHUSETTS 01581
               (Address of principal executive offices) (zip code)
        Registrant's telephone number, including area code: 508-871-7046

                               -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                TITLE OF CLASS

               COMMON UNITS REPRESENTING LIMITED PARTNER INTERESTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as at June 30, 2003, was approximately $350.1 million.

     As of February 23, 2004, there were 16,563,564 of the registrant's common units outstanding.

                                TC PIPELINES, LP
                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                                      PART I
 Item 1.    Business                                                       3
 Item 2.    Properties                                                    12
 Item 3.    Legal Proceedings                                             13
 Item 4.    Submission of Matters to a Vote of Security Holders           13

                                     PART II

 Item 5.    Market for Registrant's Common Units and Related
            Security Holder Matters                                       14
 Item 6.    Selected Financial Data                                       16
 Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           16
 Item 7A.   Quantitative and Qualitative Disclosures about
            Market Risk                                                   39
 Item 8.    Financial Statements and Supplementary Data                   40
 Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           40
 Item 9A.   Controls and Procedures                                       40

                                     PART III

 Item 10.   Directors and Executive Officers of the General Partner       41
 Item 11.   Executive Compensation                                        44
 Item 12.   Security Ownership of Certain Beneficial Owners
            and Management and Related Security Holder Matters            45
 Item 13.   Certain Relationships and Related Transactions                46
 Item 14.   Principal Accountants Fees and Services                       47

                                     PART IV

 Item 15.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                           48

  ALL AMOUNTS ARE STATED IN UNITED STATES DOLLARS UNLESS OTHERWISE INDICATED.

PART I

ITEM 1.  BUSINESS

BUSINESS OF TC PIPELINES, LP

TC PipeLines, LP was formed in 1998 as a Delaware limited partnership to acquire, own and participate in the management of United States-based pipeline assets. TC PipeLines, LP and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership are collectively referred to herein as "TC PipeLines" or "the Partnership." TC PipeLines GP, Inc., an indirect wholly owned subsidiary of TransCanada PipeLines Limited which is a wholly owned subsidiary of TransCanada Corporation referred to herein collectively as "TransCanada", is the general partner of the Partnership.

The Partnership owns a 30% general partner interest in Northern Border Pipeline Company. The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is controlled by affiliates of Enron Corp. TransCanada holds a minority general partner interest in Northern Border Partners which entitles it to 12.25% of the voting power of Northern Border Pipeline.

TC PipeLines also owns a 49% general partner interest in Tuscarora Gas Transmission Company (Tuscarora). The Partnership acquired this interest from TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada, in September 2000.

At December 31, 2003, the Partnership had 16,563,564 common units outstanding, of which 11,890,694 were held by the public, 2,800,000 were held by an affiliate of the general partner and 1,872,870 were held by the general partner.

TransCanada, by virtue of its ownership of the Partnership's general partner, holds an aggregate 2% general partner interest in the Partnership. The general partner also owns 1,872,870 common units and 936,436 subordinated units and receives incentive distributions if quarterly cash distributions on the common and subordinated units exceed levels specified in the partnership agreement (see Item 5. "Market for Registrant's Common Units and Related Security Holder Matters").

The Partnership's 30% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora represent its only material assets.

BUSINESS OF NORTHERN BORDER PIPELINE COMPANY

GENERAL

Northern Border Pipeline Company is a general partnership formed in 1978. Northern Border Pipeline's general partners are TC PipeLines, LP and Northern Border Partners, L.P., both of which are publicly traded partnerships. Each of TC PipeLines and Northern Border Partners holds its interest in Northern Border Pipeline, representing 30% and 70% of voting power, respectively, through a subsidiary limited partnership. The general partner of TC PipeLines and its subsidiary limited partnership, TC PipeLines GP, Inc., is an indirect subsidiary of TransCanada. The general partners of Northern Border Partners and its subsidiary limited partnership are Northern Plains Natural Gas Company (Northern Plains) and Pan Border Gas Company, both subsidiaries of Enron Corp., and Northwest Border Pipeline Company, a subsidiary of TransCanada.

Northern Border Pipeline owns an interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to natural gas markets in the midwestern United States. This pipeline system connects with multiple pipelines that provide shippers with access to the various natural gas markets served by those pipelines. TC PipeLines estimates that, in the year ended December 31, 2003, Northern Border Pipeline transported approximately

22% of the total amount of natural gas imported from Canada to the United States. Over the same period, approximately 88% of the natural gas transported was produced in the Western Canadian Sedimentary Basin located in the provinces of Alberta, British Columbia and Saskatchewan.

Northern Border Pipeline transports gas for shippers under a tariff regulated by the Federal Energy Regulatory Commission (FERC). The tariff specifies the maximum and minimum transportation rates and the general terms and conditions of transportation service on the pipeline system. Northern Border Pipeline's revenues are derived from agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. Northern Border Pipeline does not own the gas that it transports, and therefore it does not assume natural gas commodity price risk for quantities transported. Any exposure to commodity risk for imbalances on Northern Border Pipeline's system that may result from under or over deliveries to customers or interconnecting pipelines is either recovered through provisions in Northern Border Pipeline's tariff or is immaterial. Northern Border Pipeline owns the line pack, which is the amount of gas necessary to maintain efficient operations of the pipeline. Northern Border Pipeline's shippers are responsible to provide fuel gas necessary for the operation of gas compressor stations.

Northern Border Pipeline's management is overseen by a four-member management committee. Three representatives are designated by Northern Border Partners, with each of its general partners selecting one representative and one representative is designated by TC PipeLines. Voting power on the management committee is allocated among Northern Border Partners' three representatives in proportion to their general partner interests in Northern Border Partners. As a result, the 70% voting power of Northern Border Partners' three representatives on the management committee is allocated as follows: 35% to the representative designated by Northern Plains, 22.75% to the representative designated by Pan Border and 12.25% to the representative designated by Northwest Border. Northern Plains and Pan Border are subsidiaries of Enron. Therefore, Enron controls 57.75% of the voting power of the management committee and has the right to select two of the members. On December 2, 2001, Enron filed a voluntary petition for Chapter 11 protection in bankruptcy court. On September 25, 2003, a motion by Enron to transfer Enron's interests in, among other entities, Northern Plains and Pan Border to CrossCountry Energy, a new pipeline operating entity, was approved. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations of Northern Border Pipeline Company - The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business."

The Northern Border pipeline system is operated by Northern Plains pursuant to an operating agreement. As of December 31, 2003, Northern Plains employed approximately 216 individuals located at its headquarters in Omaha, Nebraska and at various locations along the pipeline route and also used employees and information technology systems of its affiliates to provide its services. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

THE NORTHERN BORDER PIPELINE SYSTEM

Northern Border Pipeline owns a 1,249-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana to natural gas markets in the midwestern United States. Construction of the pipeline was initially completed in 1982. The Northern Border pipeline system was expanded and/or extended in 1991, 1992, 1998 and 2001. The Northern Border pipeline system connects directly and through multiple pipelines to various natural gas markets in the United States.

The Northern Border pipeline system consists of 822 miles of 42-inch diameter pipe from the Canadian border to Ventura, Iowa capable of transporting a total of 2,374 million cubic feet per day (mmcfd); 30-inch diameter pipe and 36-inch diameter pipe, each approximately 147 miles in length, capable of transporting 1,484 mmcfd in total from Ventura, Iowa to Harper, Iowa; 226 miles of 36-inch diameter pipe and 19 miles of 30-inch diameter pipe capable of transporting 844 mmcfd from Harper, Iowa to Manhattan, Illinois (Chicago area); and 35 miles of 30-inch diameter pipe capable of transporting 545 mmcfd from Manhattan, Illinois to a terminus near North Hayden, Indiana. Along the pipeline there are 16 compressor stations with total rated horsepower of 499,000 and measurement facilities to support the receipt and delivery of gas at various points. Other facilities include four field offices and a microwave communication system with 50 tower sites.

The Northern Border pipeline system has pipeline access to natural gas reserves in the Western Canadian Sedimentary Basin in the provinces of Alberta, British Columbia and Saskatchewan in Canada, domestic natural gas produced within the Williston Basin and synthetic gas produced at the Dakota Gasification plant in North Dakota. In addition, the pipeline is capable of physically receiving natural gas at two locations near Chicago. At its northern end, the pipeline system's gas supplies are received through an interconnection with Foothills Pipe Lines (Sask.)

Ltd. system in Canada. The Foothills system, owned by TransCanada, is connected to TransCanada's Alberta system and the pipeline system owned by Transgas Limited in Saskatchewan. Also at the north end, the pipeline system connects to a domestic natural gas gathering system owned by Omimex Ltd. Corporation. In North Dakota, the Northern Border pipeline system connects with facilities of Northern Natural Gas Company at Buford, which facilities in turn are connected to Williston Basin Interstate Pipeline and the gathering system owned by Bear Paw Energy, LLC, a wholly owned subsidiary of Northern Border Partners. In December 2003, an interconnection with a newly constructed pipeline owned by Williston Basin Interstate Pipeline near Manning, North Dakota was placed in service. The initial design capacity of the interconnect facilities is 200 mmcfd. The pipeline, with an initial design capacity of 80 mmcfd, was constructed to transport natural gas from coalbed and conventional natural gas supplies in the Powder River Basin of northeastern Wyoming and southeastern Montana as well conventional supplies in the Rocky Mountain area. Other locations in North Dakota where Northern Border Pipeline can receive gas are interconnections with Williston Basin Interstate Pipeline at Glen Ullin and Amerada Hess Corporation at Watford City and facilities of Dakota Gasification Company at Hebron. Near its terminus, the pipeline system is capable of physically receiving natural gas from Northern Illinois Gas Company at Troy Grove, Illinois and from Midwestern Gas Transmission Company, a wholly owned subsidiary of Northern Border Partners, at Channahon, Illinois. For the year ended December 31, 2003, of the natural gas transported on the Northern Border pipeline system, approximately 88% was produced in Canada, approximately 5% was produced by the Dakota Gasification plant and approximately 6% was produced in the Williston Basin and 1% from other sources.

INTERCONNECTS

The Northern Border pipeline system connects with multiple pipelines of various interstate, intrastate and local distribution companies, as well as with end-users. These interconnects provide its shippers with access to the various natural gas markets served by those pipelines. The larger interconnections are with the pipeline facilities of:

     o Northern Natural Gas Company at Ventura, Iowa as well as multiple smaller interconnections in South Dakota, Minnesota and Iowa;

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

     o    Northern Illinois Gas Company at Troy Grove and Minooka, Illinois;

     o    Midwestern Gas Transmission Company near Channahon, Illinois;

     o    ANR Pipeline Company near Manhattan, Illinois;

     o    Vector Pipeline L.P. in Will County, Illinois;

     o Guardian Pipeline, L.L.C., an affiliate of Northern Border Partners, in Will County, Illinois;

     o    The Peoples Gas Light and Coke Company near Manhattan, Illinois; and

     o Northern Indiana Public Service Company near North Hayden, Indiana at the terminus of the pipeline system.

Several market centers, where natural gas transported on the Northern Border pipeline system is sold, traded and received for transport to significant consuming markets in the Midwest and to interconnecting pipeline facilities, have developed on the Northern Border pipeline system. The largest of these market centers is at the Ventura, Iowa connection with Northern Natural Gas Company. Two other market center locations are the Harper, Iowa connection with Natural Gas Pipeline Company of America and the multiple interconnects in the Chicago area that include connections with Northern Illinois Gas Company, The Peoples Gas Light and Coke Company and Northern Indiana Public Service Company, as well as four interstate pipelines.

SHIPPERS

The Northern Border pipeline system serves more than 40 firm transportation shippers with diverse operating and financial profiles. Based upon shippers' contractual obligations, as of December 31, 2003, 94% of the firm capacity is contracted by producers and marketers. The remaining firm capacity is contracted primarily by local distribution companies (5%), and interstate pipelines (1%). As of December 31, 2003, the termination dates of these contracts ranged from March 31, 2004 to December 21, 2013, and the weighted average contract life, based upon contractual obligations, was approximately three and one-third years. All of Northern Border Pipeline's capacity was under contract through December 31, 2003 and, assuming no extensions of existing contracts or execution of new contracts, approximately 70% and 59% is under contract through December 31, 2004 and 2005 respectively. See

Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations of Northern Border Pipeline Company - Overview."

Northern Border Pipeline's shippers may change throughout the year as a result of its shippers utilizing Northern Border Pipeline's capacity release provisions that allow them to release all or part of their capacity to other shippers, either permanently for the full term of their contract or temporarily. Under the terms of Northern Border Pipeline's tariff, a temporary capacity release does not relieve the original contract shipper from its payment obligations if the replacement shipper fails to pay.

For the year ended December 31, 2003, BP Canada Energy Marketing Corp. (BP Canada), EnCana Marketing U.S.A. Inc. (EnCana), and Pan Alberta Gas (U.S.) Inc. (Pan-Alberta) collectively accounted for approximately 41% of Northern Border Pipeline's revenues. As of December 31, 2003, Northern Border Pipeline's three largest shippers were BP Canada, EnCana and Cargill Incorporated who are obligated for approximately 21%, 19% and 9%, respectively, of the contracted firm capacity. In July 2003, Cargill Incorporated completed the assignment of all the firm capacity formerly held by Mirant Americas Energy Marketing, LP, which extends for terms into 2006 and 2008. Approximately half of the capacity contracted to BP Canada and EnCana is due to expire by November 1, 2004. During 2003, all of the contracted capacity due to expire by November 1, 2003, of which Pan-Alberta held approximately 20% was recontracted with 10 shippers. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations of Northern Border Pipeline Company - Overview."

DEMAND FOR TRANSPORTATION CAPACITY

Northern Border Pipeline's long-term financial condition is dependent on the continued availability of economic western Canadian natural gas supplies for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with the interstate pipelines' systems. Prices for natural gas, the currency exchange rate between Canada and the United States, regulatory limitations or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission of western Canadian natural gas supplies. Increased Canadian consumption of natural gas related to the extraction process for oil sands projects as well as restrictions on gas production to protect oil sand reserves could also impact supplies of natural gas for export. Additional pipeline export capacity also could accelerate depletion of these reserves. Furthermore, the availability of export capacity could also affect the demand or value of the transport on the Northern Border pipeline system.

Northern Border Pipeline's business also depends on the level of demand for natural gas in the markets the Northern Border pipeline system serves. The volumes of natural gas delivered to these markets from other sources affect the demand for both the natural gas supplies and the use of the Northern Border pipeline system. Demand for natural gas to serve other markets also influences the ability and willingness of shippers to use the Northern Border pipeline system to meet demand in the markets that it serves.

A variety of factors could affect the demand for natural gas in the markets that the Northern Border pipeline system serves. These factors include:

     o    economic conditions;

     o    fuel conservation measures;

     o    alternative energy requirements and prices;

     o    gas storage inventory levels;

     o    climatic conditions;

     o    government regulation; and

     o    technological advances in fuel economy and energy generation devices.

Interstate pipelines' primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation. A key determinant of the value that customers can realize from firm transportation on a pipeline is the basis differential, or market price spread, between two points on the pipeline. The difference in natural gas prices between the points along the pipeline where gas enters and where gas is delivered represents the gross margin that a customer can expect to achieve from holding transportation capacity at any point in time. This margin and its variability become important factors in determining the transportation rate customers are willing to pay when they renegotiate their transportation contracts. The basis differential between markets can be affected by trends in production, available capacity, storage inventories, weather and general market demand in the respective areas.

Throughput on the Northern Border pipeline system may experience seasonal fluctuations depending upon the level of winter heating load demand or summer electric generation usage in the markets it serves. However, since approximately 98% of Northern Border Pipeline's expected revenue is attributable to demand charges, Northern Border Pipeline's revenues and cash flows are not impacted materially by such seasonal throughput variations.

TC PipeLines cannot predict whether these or other factors will have an adverse effect on demand for use of the Northern Border pipeline system or how significant such adverse effect could be.

INTERSTATE PIPELINE COMPETITION

Northern Border Pipeline competes with other pipeline companies that transport natural gas from the Western Canadian Sedimentary Basin or that transport natural gas to end-use markets in the midwest. Northern Border Pipeline's competitive position is affected by the availability of Canadian natural gas for export, the availability of other sources of natural gas and demand for natural gas in the United States. Demand for transportation services on the Northern Border pipeline system is affected by natural gas prices, the relationship between export capacity from and production in the Western Canadian Sedimentary Basin and natural gas shipped from producing areas in the United States. Shippers of natural gas produced in the Western Canadian Sedimentary Basin also have other options to transport Canadian natural gas to the United States, including transportation on the Alliance Pipeline, on TransCanada's pipeline system through various interconnects with U.S. interstate pipelines, including Viking Gas Transmission Company which is owned by Northern Border Partners, or to markets on the West Coast.

The Alliance Pipeline competes directly with Northern Border Pipeline in the transportation of natural gas from the Western Canadian Sedimentary Basin to the Chicago area. Because it transports liquids-rich natural gas, the Alliance Pipeline has no interconnections with other pipelines upstream of liquids extraction facilities located near Chicago. This contrasts with the Northern Border pipeline system, which serves various markets through interconnections with other pipelines along its route. The Chicago market hub has absorbed the new supply from Alliance Pipeline as incremental pipeline capacity has been developed to transport natural gas from the Chicago area to other market regions.

In addition, Northern Border Pipeline competes in its markets with other interstate pipelines that provide access to other supply basins. Northern Border Pipeline's major deliveries into Northern Natural Gas at Ventura, Iowa compete with gas supplied from the Rockies, and mid-continent regions. Northern Border Pipeline also competes with these supply basins at its delivery interconnect with Natural Gas Pipeline at Harper, Iowa. In the Chicago area, Northern Border Pipeline competes with many interstate pipelines that transport gas from the Gulf Coast, mid-continent, Rockies and western Canada.

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

Where required, Northern Border Pipeline holds certificates of public convenience and necessity issued by the

FERC covering its facilities, activities and services. Under Section 8 of the Natural Gas Act, the FERC has the power to prescribe the accounting treatment for items for regulatory purposes. Northern Border Pipeline's books and records may be periodically audited by the FERC under Section 8. Northern Border Pipeline was notified in November 2002 that it was one of the companies selected by the FERC to undergo an industry-wide audit of FERC-assessed annual charges. The overall audit objective was to determine compliance with the FERC accounting requirements and regulations as they relate to the calculation and assessment of annual charges by validating the accuracy of the data filed annually with the FERC. The audit covered the period of January 1, 2001 to December 31, 2001. On April 10, 2003, the FERC issued its final report that found Northern Border Pipeline was in compliance.

The FERC regulates the rates and charges for transportation in interstate commerce. Natural gas companies may not charge rates exceeding rates judged just and reasonable by the FERC. Generally, rates are based on the cost of service including recovery of and a return on the pipeline's actual historical cost investment. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Some types of rates may be discounted without further FERC authorization and rates may be negotiated subject to FERC approval. The rates and terms and conditions for Northern Border Pipeline's service are found in its FERC-approved tariff.

Transportation rates are established periodically in FERC proceedings known as rate cases. Under Northern Border Pipeline's tariff, Northern Border Pipeline is allowed to charge for its services on the basis of stated transportation rates established in its 1999 rate case. Northern Border Pipeline may also provide services under negotiated and discounted rates. Firm shippers that contract for the stated transportation rate are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport, for the term of their contracts. Approximately 98% of the revenue generated is attributed to demand charges. The remaining 2% of the agreed upon revenue level is attributed to commodity charges based on the volumes of gas actually transported.

Under the terms of settlement in Northern Border Pipeline's 1999 rate case, neither Northern Border Pipeline's existing shippers nor Northern Border Pipeline can seek rate changes until November 1, 2005, at which time Northern Border Pipeline must file a rate case. Prior to this rate case, Northern Border Pipeline will not be permitted to increase rates if costs increase, nor will Northern Border Pipeline be required to reduce rates based on cost savings. As a result, Northern Border Pipeline's earnings and cash flow will depend on future costs, contracted capacity, the volumes of gas transported and its ability to recontract capacity at acceptable rates.

Until new depreciation rates are approved by the FERC, Northern Border Pipeline continues to depreciate its transmission plant at the FERC-approved annual depreciation rate. Northern Border Pipeline's annual depreciation rate on transmission plant in service is 2.25%. In order to avoid a decline in transportation rates set in future rate cases as a result of accumulated depreciation, Northern Border Pipeline must maintain or increase its rate base by acquiring or constructing assets that replace or add to existing pipeline facilities or by adding new facilities.

In Northern Border Pipeline's 1995 rate case, the FERC addressed the issue of whether the federal income tax allowance included in Northern Border Pipeline's proposed cost of service was reasonable in light of previous FERC rulings. In those rulings, the FERC held that an interstate pipeline is not entitled to a tax allowance for income attributable to limited partnership interests held by individuals. The settlement of Northern Border Pipeline's 1995 rate case provided that until at least December 2005, Northern Border Pipeline could continue to calculate the allowance for income taxes in the manner it had historically used. In addition, a settlement adjustment mechanism was implemented, which effectively reduced the return on rate base. These provisions of the 1995 rate case were maintained in the settlement of Northern Border Pipeline's 1999 rate case.

Northern Border Pipeline also provides interruptible transportation service. Interruptible transportation service is transportation in circumstances when capacity is available after satisfying firm service requests. The maximum rate that may be charged to interruptible shippers is the sum of the firm transportation maximum demand and commodity charges. From the settlement of its 1999 rate case through October 31, 2003, Northern Border Pipeline shared net interruptible transportation service revenue and any new services revenue on an equal basis with its firm shippers, however, Northern Border Pipeline was permitted to retain revenue from interruptible transportation service to offset any decontracted firm capacity. Beginning November 1, 2003, Northern Border Pipeline retains all revenues from these services.

Northern Border Pipeline is subject to the requirements of FERC Order Nos. 497 and 566, which prohibit preferential treatment by interstate natural gas pipelines of their marketing affiliates and govern how information may be provided to those marketing affiliates. On November 25, 2003, the FERC issued a final rule, Order No. 2004, adopting new standards of conduct for transmission providers when dealing with their energy affiliates. All transmission providers must comply with the standards of conduct by June 1, 2004. The standards of conduct are designed to prevent transmission providers from giving undue preferences to any of their energy affiliates. The final rule generally requires that transmission function employees operate independently of the marketing function employees and energy affiliates. As required of all transmission providers, Northern Border Pipeline posted a compliance plan to its website on February 9, 2004. By definition, two of Northern Border Pipeline's energy affiliates are Bear Paw Energy, LLC and Crestone Energy L.L.C., both of which are gathering companies owned by Northern Border Partners. Northern Border Pipeline's operator, Northern Plains, provides after hours and weekend gas control services for Bear Paw and Crestone that results in some cost savings to Northern Border Pipeline. Northern Border Pipeline has requested a waiver to permit Northern Plains to continue to provide after hours and weekend gas control services for Bear Paw Energy and Crestone. If the waiver is not granted, the cost to maintain gas control for Northern Border Pipeline will increase slightly. Several parties have filed for rehearing on a number of issues, including whether gathering companies should be included in the definition of energy affiliate.

On August 1, 2002, the FERC issued a Notice of Proposed Rulemaking regarding the regulation of cash management practices of the natural gas and other companies that it regulates. On June 26, 2003, the FERC issued an interim rule in that proceeding that amended the FERC's regulations to provide for documentation requirements for cash management programs and to implement new reporting requirements. Specifically, under the interim rule, all cash management agreements between regulated entities and their affiliates must be in writing, must specify the duties and responsibilities of cash management participants and administrators, must specify the methods for calculating interest and for allocating interest income and expense, and must specify any restrictions on deposits or borrowings by participants. A FERC-regulated entity must file with the FERC any cash management agreements to which it is a party, as well as any subsequent changes to such agreements. In addition, a FERC-regulated entity must notify the FERC when its equity component of proprietary capital ratio falls below 30%. Northern Border Pipeline does not have a cash management agreement nor is Northern Border Pipeline required to have one and the FERC was notified. Northern Border Pipeline advises that it does not expect that the FERC policy will have an impact on Northern Border Pipeline's cash management practices.

On July 17, 2002, the FERC issued a Notice of Inquiry Concerning Natural Gas Pipeline Negotiated Rate Policies and Practices. Subsequently, the FERC issued an order on July 25, 2003, modifying its prior policy on negotiated rates. The FERC ruled that it would no longer permit the pricing of negotiated rates based upon natural gas commodity price indices. Negotiated rates based upon such indices may continue until the end of the contract period for which such rates were negotiated, but such rates will not be prospectively approved by the FERC. The FERC also imposed certain requirements on other types of negotiated rate transactions to ensure that the agreements embodying such transactions do not materially differ from the terms and conditions set forth in the tariff of the pipeline entering into the transaction. Since Northern Border Pipeline's business does not derive a significant amount of its revenues from negotiated rate transactions, Northern Border Pipeline advises that it does not expect this FERC ruling to have a material effect on its business.

Recent FERC orders in proceedings involving other natural gas pipelines have addressed certain aspects of the pipelines' creditworthiness provisions set forth in their tariffs. In addition, industry groups, such as the North American Energy Standards Board (NAESB), are studying creditworthiness standards. On February 12, 2004, FERC issued a Notice of Proposed Rulemaking to require interstate pipelines to follow standardized procedures for determining the creditworthiness of their shippers. The proposed rule would incorporate by reference ten consensus standards passed within NAESB and would adopt additional standards requiring, among other things, standardization of information shippers provide to establish credit, collateral requirements for service, procedures for suspension and termination for non-creditworthy shippers and procedures governing capacity release transactions. Comments are due on the proposed rule by March 26, 2004. Recent FERC orders, and this proposed rule, support greater collateral requirements for credit on shippers for the construction of new facilities by a pipeline. The enactment of some of these standards may have the effect of easing certain creditworthiness requirements and parameters currently reflected in Northern Border Pipeline's tariff. Recent FERC orders have indicated, however, that pipelines are free to negotiate credit terms relative to the construction of new facilities by a pipeline, which are then effective for the term of the contract and are not superceded by tariff provisions once the facilities are completed. Northern Border Pipeline advises that, at this time, it cannot predict the ultimate impact, if any, on Northern Border Pipeline of any resulting final rule.

In February 2004, the FERC adopted new quarterly financial reporting requirements and accelerated the filing date for interstate pipeline's annual financial report. The quarterly reports will include a basic set of financial statements and other selected data and will be submitted electronically. For 2004, each quarterly report will be due approximately 70 days following the end of the quarter except for the first quarter report which is due on or before July 9, 2004. Subsequent reports will be due 60 days after the end of each quarter. The annual report previously required to be filed each year on or before April 30, will be required on or before April 25, 2005 for 2004 and on April 18 thereafter. Northern Border Pipeline advises that it does not anticipate any impact for complying with these requirements other than the time and additional expenses for preparation of these reports.

From time to time, Northern Border Pipeline files to make changes to its tariff to clarify provisions, to reflect current industry practices and to reflect recent FERC rulings. In February 2003, Northern Border Pipeline filed to amend the definition of company use gas, which is gas supplied by Northern Border Pipeline's shippers for the operation of its compressor stations, to clarify the language by adding detail to the broad categories that comprise company use gas. However, in its March 2003 order, the FERC directed Northern Border Pipeline to cease collecting electric costs through its company use gas provisions and to refund with interest, within 90 days, all electric costs that had been collected through the company use gas provisions. Refunds of approximately $10.0 million were made in May 2003.

In August 2003 Northern Border Pipeline filed revised tariff sheets to clarify its procedures for the awarding of capacity. Several parties protested the filing. One party requested a show cause proceeding to examine past tariff practices alleging that Northern Border Pipeline had violated its tariff by denying a service request that would have involved a short distance for less than one year. On September 10, 2003, the FERC rejected Northern Border Pipeline's tariff sheets based upon the conclusion that certain aspects of the proposal were not in accordance with Commission policy. The FERC did affirm that, up to ninety days prior to the effective date, Northern Border Pipeline had the right not to sell capacity requested for short distances or on a short-term basis. Northern Border Pipeline filed a timely request for rehearing of the Commission's Order in October 2003 which is still pending. Northern Border Pipeline also filed responses to requests for further information on the award of capacity in the summer of 2003. Northern Border Pipeline filed its compliance tariff sheets in early December 2003 and is awaiting a Commission decision on these tariff sheets. Northern Border Pipeline's tariff sheets and the final orders to be entered in this proceeding will impact how Northern Border Pipeline awards available capacity. With contracts expiring before November 1, 2004, if timely bids for one year of service or longer on the entire transportation path available are not received, Northern Border Pipeline advises that it may potentially be required to accept bids for shorter distances that may result in creating segments of capacity of miminal value.

In March 2004, Northern Border Pipeline filed tariff sheets to implement two balancing services to assist deliveries at variable load points, such as electrical generation plant. Northern Border Pipeline also filed with the FERC certain agreements for third party balancing which it believes are administrative in nature and which will be terminated upon approval of the new balancing services. Under current orders and rulings in other proceedings before the FERC, it is unclear whether these agreements would be deemed non-conforming. However, Northern Border Pipeline advises that it does not expect that orders on these tariff sheets and agreements will have a material adverse impact on its business.

ENVIRONMENTAL AND SAFETY MATTERS

Northern Border Pipeline's operations are subject to federal, state and local laws and regulations relating to safety and the protection of the environment, which include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, Clean Air Act, as amended, the Clean Water Act, as amended, the Natural Gas Pipeline Safety Act of 1969, as amended, the Pipeline Safety Act of 1992 and the Pipeline Safety Improvement Act of 2002.

The Pipeline Safety Improvement Act (Act) of 2002 was signed into law in December 2002, providing guidelines for interstate pipelines in the areas of risk analysis and integrity management, public education programs, verification of operator qualification programs and filings with the National Pipeline Mapping System. The Act requires pipeline companies to perform integrity assessments on pipeline segments that exist in high population density areas or near specifically identified sites that are designated as high consequence areas. Pipeline companies are required to perform the integrity assessments within ten years of the date of enactment and must perform subsequent integrity assessments on a seven-year cycle. At least 50% of the highest risk segments must be assessed within five years of the enactment date. In addition, within one year of enactment, the pipeline's operator qualification programs, in force since the mandatory compliance date of October 2002, must also conform to standards provided by the Department of Transportation. The regulations implementing the Act are not yet final. Rules on integrity management, direct assessment usage, and the operator qualification standards have been issued. Northern Border Pipeline has made the required filings with the National Pipeline Mapping System and has reviewed and revised its public education program. Compliance with the Act is expected to increase Northern Border Pipeline's operating costs particularly related to integrity assessments for its interstate pipeline. As required, Northern Border Pipeline has developed an overall plan for pipeline integrity management. The detailed analysis is being performed to determine the priorities and costs for inspecting and testing its pipeline. However, the plan will be modified as a result of the findings noted and could result in additional assessment or remediation costs. Although TC PipeLines expects Northern Border Pipeline to include these costs in future rate case filings, total recovery is not assured. Northern Border Pipeline advises that, presently, it expects its costs for 2004 for integrity assessments to be approximately $0.5 million.

TC PipeLines believes that Northern Border Pipeline's operations and facilities are in general compliance in all material respects with applicable environmental and safety regulations, however, risks of substantial costs and liabilities are inherent in pipeline operations, and TC PipeLines cannot provide any assurances that Northern Border Pipeline will not incur such costs and liabilities. Moreover, it is possible that other developments, such as the enactment of increasingly strict environmental and safety laws, regulations and enforcement policies by Congress, the FERC, the Department of Transportation and other federal agencies, state regulatory bodies and the courts, and claims for damages to property or persons resulting from Northern Border Pipeline's operations, could result in substantial costs and liabilities to Northern Border Pipeline. If Northern Border Pipeline is unable to recover such resulting costs, earnings and cash distributions could be adversely affected.

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

Under the Tuscarora partnership agreement, voting control is allocated among Tuscarora's three general partners in proportion to their general partner interests in Tuscarora. As a result, TC PipeLines has a 49% voting interest, Sierra Pacific Resources has a 50% voting interest, and TransCanada has a 1% voting interest on the Tuscarora management committee. Tuscarora Gas Operating Company, a subsidiary of Sierra Pacific Resources, operates the Tuscarora pipeline system pursuant to an operating agreement. Effective December 1, 2002, TransCanada is under contract to provide gas control services for the Tuscarora pipeline system, including monitoring and control of the compressor units, as well as emergency call out functions and other operational co-ordination.

THE TUSCARORA PIPELINE SYSTEM

Tuscarora owns a 240-mile, 20-inch diameter, United States interstate pipeline system that originates at an interconnection point with facilities of Gas Transmission Northwest Corporation (GTN) near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada. The Tuscarora pipeline system terminates near Wadsworth, Nevada. Deliveries are also made directly to the local gas distribution system of Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources. Along its route, deliveries are made in Oregon, northern California and northwestern Nevada.

The Tuscarora pipeline system was constructed in 1995 and was placed into service in December 1995. The Tuscarora pipeline system has firm capacity contracts to transport approximately 180 mmcfd of natural gas.

On December 1, 2002, Tuscarora completed and placed into service an expansion of its pipeline system. This expansion consisted of two compressor stations and an 11-mile pipeline extension from the previous terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada. The expansion increased Tuscarora's contracted capacity from 127 mmcfd to approximately 180 mmcfd. The new capacity was contracted under long-term firm transportation contracts ranging from ten to fifteen years from the in-service date. Sierra Pacific Power had contracted for approximately 11 mmcfd of the expansion capacity. The project had a capital budget of approximately $43.0 million and was completed at a capital cost of approximately $39.0 million. At the request of the Public Utilities Commission of Nevada, Tuscarora will submit a cost and revenue study to the FERC within 3 years of the in-service date of the expansion.

Tuscarora has firm transportation contracts for over 94% of its capacity, including contracts held by Sierra Pacific Power for 68.1% of the total available capacity, the majority of which expires on November 30, 2015. As of December 31, 2003, the weighted average contract life on the Tuscarora pipeline system was approximately 11.5 years.

In June 2003, Tuscarora held an open season to determine the demand for incremental firm capacity by winter 2005. The open season resulted in the execution of firm transportation service agreements for a net increase of approximately 50 mmcfd. Tuscarora has begun preliminary planning activities for construction of additional facilities to meet the additional capacity requirements. Tuscarora has advised that it anticipates that an application for a Certificate of Public Convenience and Necessity for authorization to construct and operate the new pipeline facilities, will be filed with the FERC by the second quarter 2004. Construction of the project is anticipated to commence in late spring of 2005, with newly commissioned facilities on line by November 1, 2005. Total capital cost is estimated to be approximately $16.6 million. This expansion project will increase Tuscarora's contracted capacity by approximately 28%.

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

On November 25, 2003, the FERC issued a final rule, Order No. 2004, adopting new standards of conduct for transmission providers when dealing with their energy affiliates. All transmission providers must comply with the standards of conduct by June 1, 2004. The standards of conduct are designed to prevent transmission providers from giving undue preferences to any of their energy affiliates. The final rule generally requires that transmission function employees operate independently of the marketing function employees and energy affiliates. Tuscarora advises that it will be in compliance with these new standards by June 1, 2004.

In February 2004, the FERC amended its financial reporting regulations to establish new quarterly financial reporting requirements. The reports will include a basic set of financial statements and other selected data and will be submitted electronically. The first report for Tuscarora will be due on or before July 23, 2004. Tuscarora advises that it does not anticipate any impact from complying with these requirements other than the time and additional expenses for preparation of these reports.

ENVIRONMENTAL AND SAFETY MATTERS

Tuscarora's operations are subject to federal, state and local laws and regulations relating to safety and protection of the environment. TC PipeLines believes that Tuscarora's operations and facilities comply in all material respects with applicable United States environmental and safety regulations.

AVAILABLE INFORMATION

The Partnership's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Partnership's website at www.tcpipelineslp.com/investor/reports.htm as soon as reasonably practicable after the Partnership electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (SEC).

ITEM 2.  PROPERTIES

TC PipeLines does not hold the right, title or interest in any properties.

PROPERTIES OF NORTHERN BORDER PIPELINE COMPANY

Northern Border Pipeline holds the right, title and interest in its pipeline system. With respect to real property, the pipeline system falls into two basic categories: (a) parcels which are owned in fee, such as sites for compressor stations, meter stations, pipeline field offices, and microwave towers; and (b) parcels where the interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction and operation of the pipeline system. The right to construct and operate the pipeline system across certain property was obtained through exercise of the power of eminent domain. Northern Border Pipeline continues to have the power of eminent domain in each of the states in which it operates, although Northern Border Pipeline may not have the power of eminent domain with respect to Native American tribal lands.

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

In 1980, Northern Border Pipeline entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive Board, for and on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation (Tribes). This pipeline right-of-way lease, which was approved by the Department of the Interior in 1981, granted to Northern Border Pipeline the right and privilege to construct and operate its pipeline on certain tribal lands. This pipeline right-of-way lease expires in 2011. See Item 3. "Legal Proceedings."

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

PROPERTIES OF TUSCARORA GAS TRANSMISSION COMPANY

Tuscarora holds the right, title and interest in its pipeline system. Tuscarora owns all of its material equipment and personal property and leases office space in Reno, Nevada. With respect to real property, Tuscarora's ownership falls into two basic categories: (a) parcels which it owns in fee; and (b) parcels where its interest derives from leases, easements, grants, permits or licenses from landowners or governmental authorities permitting the use of the land for the construction and operation of its pipeline system.

ITEM 3.  LEGAL PROCEEDINGS

TC PipeLines is not currently a party to any material legal proceedings.

On July 31, 2001, the Tribes of the Fort Peck Indian Reservation filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3.0 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. Northern Border Pipeline and the Tribes, through a mediation process, reached a settlement in principle on pipeline right-of-way lease and taxation issues. Final documentation has been completed and is subject to the approval of the Bureau of Indian Affairs, which the parties believe will be obtained in the very near term. This settlement grants to Northern Border Pipeline, among other things, (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a present right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. In consideration of this option and other benefits, Northern Border Pipeline will pay a lump sum amount of $5.9 million and an annual amount of approximately $1.5 million beginning April 2004. Northern Border Pipeline advises that it intends to seek regulatory recovery of the costs resulting from the settlement. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Cautionary Statement Regarding Forward-Looking Statements."

See Item 1. "Business - Business of Northern Border Pipeline Company - FERC Regulation" for a discussion on the proceeding before the FERC.

Northern Border Pipeline advises that it is not currently party to any other legal proceedings that, individually or in the aggregate, would reasonably be expected to have a material adverse impact on it or TC PipeLines' results of operations or financial position.

Tuscarora is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER MATTERS

The common units representing limited partner interests in the Partnership were issued pursuant to an initial public offering on May 28, 1999 at a price of $20.50 per common unit. The common units are quoted on the Nasdaq Stock Market and trade under the symbol "TCLP."

The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported by the Nasdaq Stock Market, and the amount of cash distributions per common unit declared with respect to the corresponding periods. Cash distributions are paid within 45 days after the end of each quarter to unitholders of record as of the record date.

                                     Price Range              Cash Distributions
                                  High          Low            Declared per Unit
2003
FIRST QUARTER                    $27.35       $24.74               $0.525
SECOND QUARTER                   $30.00       $25.50               $0.550
THIRD QUARTER                    $33.70       $28.80               $0.550
FOURTH QUARTER                   $33.70       $30.60               $0.550

2002
First Quarter                    $27.38       $23.90               $0.500
Second Quarter                   $26.00       $23.31               $0.525
Third Quarter                    $26.99       $21.30               $0.525
Fourth Quarter                   $27.88       $24.02               $0.525

As of February 23, 2004, there were 97 record holders of common units and approximately 7,500 beneficial owners of common units, including common units held in street name.

The Partnership currently has 16,563,564 common units outstanding, of which 11,890,694 are held by the public, 2,800,000 are held by an affiliate of the general partner, and 1,872,870 are held by the general partner. The Partnership also has 936,436 subordinated units outstanding, all of which are held by the general partner, for which there is no established public trading market. The common units and the subordinated units represent an aggregate 98% limited partner interest and the general partner interest represents an aggregate 2% general partner interest in the Partnership.

The general partner receives 2% of all cash distributions and the holders of common units and subordinated units (collectively referred to as unitholders) receive the remaining 98% of all cash distributions. The general partner is also entitled to incentive distributions as described below. The Partnership's quarterly cash distributions to its unitholders are comprised of all of its Available Cash. Available Cash is defined in the partnership agreement and generally means, with respect to any quarter of the Partnership, all cash on hand at the end of a quarter less the amount of cash reserves that are necessary or appropriate, in the reasonable discretion of the general partner, to:

     o provide for the proper conduct of the business of the Partnership (including reserves for future capital expenditures and for anticipated credit needs);

     o comply with applicable laws or any Partnership debt instrument or agreement; or

     o provide funds for cash distributions to unitholders and the general partner in respect of any one or more of the next four quarters.

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

The general partner receives incentive distributions if the amount distributed with respect to any quarter exceeds the minimum quarterly distribution of $0.45 per unit. Under the incentive distribution provisions, the general partner receives 15% of amounts distributed in excess of $0.45 per unit, 25% of amounts distributed in excess of $0.5275 per unit, and 50% of amounts distributed in excess of $0.69 per unit provided the balance has been first distributed to unitholders on a pro rata basis. The amounts that trigger incentive distributions at various levels are subject to adjustment in certain events, as described in the partnership agreement.

In 2003, the Partnership made cash distributions to unitholders and the general partner that amounted to $39.4 million compared to $37.4 million in 2002. These payments represented $0.525 per unit for the quarters ended December 31, 2002 and March 31, 2003 and $0.55 per unit for the quarters ended June 30, 2003 and September 30, 2003. On February 13, 2004, the Partnership paid a cash distribution of $10.1 million to unitholders and the general partner, representing a cash distribution of $0.55 per unit for the quarter ended December 31, 2003. The distribution was allocated in the following manner: $9.1 million to the holders of common units as of the close of business on January 30, 2004 (including $1.5 million to an affiliate of the general partner as holder of 2,800,000 common units and $1.0 million to the general partner as holder of 1,872,870 common units), $0.5 million to the general partner as holder of the subordinated units, $0.3 million to the general partner as holder of incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

SUBORDINATION PERIOD

The subordination period extends until the first day of any quarter beginning after June 30, 2004 in respect of which:

     o distributions of Available Cash from operating surplus on the common units and the subordinated units for each of the three non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distribution on all of the outstanding common units and subordinated units during those periods;

     o the adjusted operating surplus generated during each of the three non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distribution on all of the common units and the subordinated units that were outstanding on a fully diluted basis and the related distributions on the general partner interest during those periods; and

     o there are no arrearages in payment of the minimum quarterly distribution on the common units.

On August 1, 2002, 936,435 subordinated units, representing one-third of the outstanding subordinated units held by the general partner, upon satisfaction of the financial tests set forth in the partnership agreement of TC PipeLines, automatically converted into an equal number of common units.

On August 1, 2003, an additional 936,435 subordinated units held by the general partner, upon satisfaction of the financial tests set forth in the partnership agreement, automatically converted into an equal number of common units.

The remaining 936,436 outstanding subordinated units will, upon satisfaction of the financial tests, automatically convert into common units on the first day after the record date for distributions for the quarter ending June 30, 2004, and will thereafter participate, pro rata, with the other common units in distributions of Available Cash.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements, including the notes thereto, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TC PIPELINES, LP
(millions of dollars, except per unit amounts)
--------------------------------------------------------------------------------------------------------------- ---------------
                                                                         YEAR ENDED DECEMBER 31                   May 28 (1)
--------------------------------------------------------------------------------------------------------------- ---------------
INCOME DATA:                                                  2003         2002           2001         2000      Dec 31, 1999
--------------------------------------------------------------------------------------------------------------- ---------------
Equity income from investment in Northern Border Pipeline       44.5         42.8         42.1          38.1           20.9
--------------------------------------------------------------------------------------------------------------- ---------------
Equity income from investment in Tuscarora (2)                   5.3          4.7          3.6           0.9            -
--------------------------------------------------------------------------------------------------------------- ---------------
General and administrative expenses                             (1.7)        (1.5)        (1.2)         (1.3)          (0.7)
--------------------------------------------------------------------------------------------------------------- ---------------
Financial charges                                               (0.1)        (0.5)        (1.0)         (0.5)           -
--------------------------------------------------------------------------------------------------------------- ---------------
Net income                                                      48.0         45.5         43.5          37.2           20.2
--------------------------------------------------------------------------------------------------------------- ---------------

--------------------------------------------------------------------------------------------------------------- ---------------
Basic and diluted net income per unit                          $2.63        $2.50        $2.40         $2.08          $1.13
--------------------------------------------------------------------------------------------------------------- ---------------
Units outstanding (millions)                                    17.5         17.5         17.5          17.5           17.5
--------------------------------------------------------------------------------------------------------------- ---------------

--------------------------------------------------------------------------------------------------------------- ---------------
CASH FLOW DATA:
--------------------------------------------------------------------------------------------------------------- ---------------
Net cash provided by operating activities                       49.6         52.1         42.9          40.3           11.8
--------------------------------------------------------------------------------------------------------------- ---------------
Distributions paid                                              39.4         37.4         35.2          32.6           11.0
--------------------------------------------------------------------------------------------------------------- ---------------

--------------------------------------------------------------------------------------------------------------- ---------------
BALANCE SHEET DATA (AT END OF YEAR):
--------------------------------------------------------------------------------------------------------------- ---------------
Investment in Northern Border Pipeline                         240.7        242.9        250.1         248.1          250.5
--------------------------------------------------------------------------------------------------------------- ---------------
Investment in Tuscarora (2)                                     39.9         36.7         29.3          27.9            -
--------------------------------------------------------------------------------------------------------------- ---------------
Total assets                                                   288.1        286.0        288.7         277.5          251.2
--------------------------------------------------------------------------------------------------------------- ---------------
Long-term debt                                                   5.5         11.5         21.5          21.5            -
--------------------------------------------------------------------------------------------------------------- ---------------
Partners' equity                                               282.0        273.9        266.7         255.4          250.8
--------------------------------------------------------------------------------------------------------------- ---------------

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

The following discussions of the financial condition and results of operations of the Partnership, Northern Border Pipeline and Tuscarora should be read in conjunction with the financial statements and notes thereto of the Partnership and Northern Border Pipeline included elsewhere in this report (see Item 8. "Financial Statements and Supplementary Data"). For more detailed information regarding the basis of presentation for the following financial information, see the notes to the financial statements of the Partnership and Northern Border Pipeline. As of December 31, 2003, TC PipeLines' interest in Northern Border Pipeline represents approximately 84% of TC PipeLines' total assets and for the year ended December 31, 2003 provided approximately 89% of TC PipeLines' equity income. All amounts are stated in United States dollars.

OVERVIEW

TC PipeLines, LP owns a 30% general partner interest in Northern Border Pipeline Company. The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership that is controlled by affiliates of Enron Corp. TransCanada holds a minority general partner interest in Northern Border Partners which entitles it to 12.25% of the voting power of Northern Border Pipeline. Northern Border Pipeline owns a 1,249-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana to natural gas markets in the midwestern United States. Construction of the pipeline was initially completed in 1982. The Northern Border pipeline system was expanded and/or extended in 1991, 1992, 1998 and 2001. The Northern Border pipeline system connects directly and through multiple pipelines to various natural gas markets in the United States.

TC PipeLines also owns a 49% general partner interest in Tuscarora Gas Transmission Company. The Partnership acquired this interest from TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada, in September 2000. Tuscarora owns a 240-mile, 20-inch diameter, United States interstate pipeline system that originates at an interconnection point with facilities of Gas Transmission Northwest Corporation (GTN) near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada. The Tuscarora pipeline system terminates near Wadsworth, Nevada. Deliveries are also made directly to the local gas distribution system of Sierra Pacific Resources. Along its route, deliveries are made in Oregon, northern California and northwestern Nevada.

The Tuscarora pipeline system was constructed in 1995 and was placed into service in December 1995. In January 2001, Tuscarora completed construction of the Hungry Valley lateral, a 14-mile, 16-inch pipeline extension that serves as Tuscarora's second connection into Reno, Nevada. On December 1, 2002, Tuscarora completed and placed into service another expansion of its pipeline system. The 2002 expansion consisted of two compressor stations and an 11-mile pipeline extension from the previous terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada. The expansion increased Tuscarora's contracted capacity from 127 mmcfd to approximately 180 mmcfd. The new capacity is contracted under long-term firm transportation contracts.

The Partnership's 30% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora represent its only material assets. As a result, the Partnership is dependent upon Northern Border Pipeline and Tuscarora for all of its available cash. Northern Border Pipeline represents approximately 90% of TC Pipelines' equity income. For an overview discussing the important factors impacting Northern Border Pipeline's business, such as the continued availability of western Canadian natural gas and demand therefore in the U.S., see "Results of Operations of Northern Border Pipeline Company - Overview" below.

RESULTS OF OPERATIONS OF TC PIPELINES, LP

CRITICAL ACCOUNTING POLICY

TC PipeLines accounts for its investments in both Northern Border Pipeline and Tuscarora using the equity method of accounting as detailed in Note 3 and Note 4 to the Partnership's Financial Statements, included elsewhere in this report. The equity method of accounting is appropriate where the investor does not control an investee, but rather is able to exercise significant influence over the operating and financial policies of an investee. TC PipeLines is able to exercise significant influence over its investments in Northern Border Pipeline and Tuscarora as evidenced by its representation on their respective management committees.

Since the 30% general partner interest in Northern Border Pipeline and the 49% general partner interest in Tuscarora are currently the Partnership's only material sources of income, the Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora (see Item 1. "Business - Business of Northern Border Pipeline Company" and "Business - Business of Tuscarora Gas Transmission Company").

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002

Net income increased $2.5 million, or 5%, to $48.0 million for the year ended December 31, 2003, compared to $45.5 million for 2002. The increase is primarily due to higher equity income from the Partnership's investments in Northern Border Pipeline and Tuscarora.

Equity income from the Partnership's investment in Northern Border Pipeline increased $1.7 million, or 4%, to $44.5 million for the year ended December 31, 2003 compared to $42.8 million for 2002. Northern Border Pipeline's revenues for 2003 were higher than the same period last year due to the uncollected revenues associated with the transportation capacity previously held by Enron North America which reduced 2002 revenues, as well as additional incremental revenues received in 2003. These factors increased the Partnership's 2003 equity income by $0.9 million. Also, Northern Border Pipeline's interest expense was lower during 2003 compared to the same period last year due primarily to lower average interest rates and lower average debt balances outstanding, resulting in an increase of $2.0 million to the Partnership's equity income. These increases were partially offset by higher operations and maintenance expenses and taxes other than income as well as a decrease in other income. The increase in 2003 operations and maintenance expense is primarily due to a provision recorded by Northern Border

Pipeline in 2003 related to its share of Enron's cash balance plan underfunding (see "Results of Operations of Northern Border Pipeline Company - Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business"), partially offset by lower electric power costs in 2003 as compared to 2002, resulting in a net decrease to the Partnership's equity income of $0.3 million. The increase in 2003 taxes other than income is primarily due to a refund of use taxes received by Northern Border Pipeline during 2002 as well as higher property taxes in 2003 as compared to 2002. These increases resulted in a decrease in equity income to the Partnership of $0.4 million. Other income (expense) was lower during 2003 as compared to the prior year. The 2003 amount includes interest expense for refunds required by the order issued by the FERC on March 27, 2003 (see Item 1. "Business - Business of Northern Border Pipeline Company - FERC Regulation") whereas the 2002 amount includes income mostly related to interest received on the refund of use taxes previously discussed and income for previously vacated frequency bands. The impact on the Partnership of this decrease in other income was a $0.5 million reduction in equity income from Northern Border Pipeline.

Equity income from the Partnership's investment in Tuscarora increased $0.6 million, or 13%, to $5.3 million for the year ended December 31, 2003, compared to $4.7 million for the prior year. Tuscarora's revenues increased primarily due to new transportation contracts from the expansion, increasing the Partnership's equity income from Tuscarora by $3.2 million. This increase was partially offset by increased operations and maintenance expense and increased depreciation expense, both resulting from Tuscarora's expansion. The combined effect of these increased expenses reduced the Partnership's equity income from Tuscarora by $1.8 million. In addition, higher interest expense due to Tuscarora's expansion, partially offset by a decrease in Tuscarora's other income, resulted in a $0.8 million reduction in the Partnership's equity income for the year ended December 31, 2003.

The Partnership recorded general and administrative expenses of $1.7 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

The Partnership recorded financial charges of $0.1 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively. This decrease is primarily attributed to the Partnership repaying $6.0 million of the balance outstanding on its Revolving Credit Facility during 2003, which reduced the balance outstanding from $11.5 million to $5.5 million.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001

Net income increased $2.0 million, or 5%, to $45.5 million for the year ended December 31, 2002, compared to $43.5 million for 2001. The increase is primarily due to higher equity income from the Partnership's investments in Northern Border Pipeline and Tuscarora.

Equity income from the Partnership's investment in Northern Border Pipeline increased $0.7 million, or 2%, to $42.8 million for the year ended December 31, 2002 compared to $42.1 million for 2001. Northern Border Pipeline's revenues increased in 2002 due to Project 2000, Northern Border Pipeline's expansion and extension that was placed into service in October 2001. This had the impact of increasing the Partnership's 2002 equity income by approximately $2.4 million. Also, favorable interest rates decreased Northern Border Pipeline's interest expense in 2002 further increasing 2002 equity income to the Partnership by $1.1 million. These increases were largely offset by a reserve recorded by Northern Border Pipeline in 2002 for costs that arose from the treatment of previously collected quantities of natural gas used in utility operations to cover electric power costs, resulting in a $3.0 million decrease in 2002 equity income to the Partnership (see Item 1. "Business - Business of Northern Border Pipeline Company - FERC Regulation").

Equity income from the Partnership's investment in Tuscarora increased $1.1 million, or 31%, to $4.7 million for the year ended December 31, 2002, compared to $3.6 million for 2001. This increase is attributed to incremental revenue from new transportation contracts, the completion of Tuscarora's expansion facilities, which were placed into service on December 1, 2002, as well as lower interest expense, resulting from the capitalization of interest expense related to funds being used for the expansion.

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

The general partner receives incentive distributions if the amount distributed with respect to any quarter exceeds the minimum quarterly distribution of $0.45 per unit. Under the incentive distribution provisions, the general partner receives 15% of amounts distributed in excess of $0.45 per unit, 25% of amounts distributed in excess of $0.5275 per unit, and 50% of amounts distributed in excess of $0.69 per unit provided the balance has been first distributed to unitholders on a pro rata basis. The amounts that trigger incentive distributions at various levels are subject to adjustment in certain events, as described in the partnership agreement.

CONVERSION OF SUBORDINATED UNITS

On August 1, 2002, 936,435 subordinated units, representing one-third of the outstanding subordinated units held by the general partner, upon satisfaction of the financial tests set forth in the partnership agreement of TC PipeLines, automatically converted into an equal number of common units.

On August 1, 2003, an additional 936,435 subordinated units held by the general partner, upon satisfaction of the financial tests set forth in the partnership agreement, automatically converted into an equal number of common units.

The remaining 936,436 outstanding subordinated units will, upon satisfaction of the financial tests, automatically convert into common units on the first day after the record date for distributions for the quarter ending June 30, 2004, and will thereafter participate, pro rata, with the other common units in distributions of Available Cash.

GENERAL

On January 30, 2004, the Partnership paid $19.5 million related to its 30% share of a capital contribution to Northern Border Pipeline in response to a $65.0 million cash call issued by Northern Border Pipeline to its partners on January 27, 2004. Northern Border Pipeline advises that the funds will be used to repay a portion of its existing indebtedness under the 2002 Pipeline Credit Agreement. This payment was funded through the use of cash from operations and existing credit facilities.

On January 16, 2004, the board of directors of the general partner declared the Partnership's 2003 fourth quarter cash distribution. The fourth quarter cash distribution, which was paid on February 13, 2004 to unitholders of record as of January 30, 2004, totaled $10.1 million and was paid in the following manner:
$9.1 million to common unitholders (including $1.5 million to an affiliate of the general partner as holder of 2,800,000 common units and $1.0 million to the general partner as holder of 1,871,870 common units), $0.5 million to the general partner as holder of the subordinated units, $0.3 million to the general partner as the holder of incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

SUMMARY OF CERTAIN CONTRACTUAL OBLIGATIONS

                                                                    Payments Due by Period
                                                      ----------------------------------------------------
                                                       Less Than                                After 5
                                           Total        1 Year      1-3 Years     4-5 Years      Years
                                        ------------------------------------------------------------------
                                                                  (In Millions)
                                        ------------------------------------------------------------------
Revolving Credit Facility                        5.5          5.5             -            -            -
                                        ------------------------------------------------------------------
Total                                        $   5.5      $   5.5        $    -       $    -        $   -
                                        ------------------------------------------------------------------
                                        ------------------------------------------------------------------

DEBT AND CREDIT FACILITIES

On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary.
At December 31, 2003 and 2002, the Partnership had no borrowings outstanding under the TransCanada Credit Facility. As at March 12, 2004, $9.0 million is outstanding under the TransCanada Credit Facility.

On March 8, 2004, the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent. Under the Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 1.25%, or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on February 28, 2006. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. The Partnership had $5.5 million and $11.5 million outstanding under the Revolving Credit Facility at December 31, 2003 and 2002, respectively. The interest rate on the Revolving Credit Facility at December 31, 2003 and 2002 was 2.4% and 2.7%, respectively. As at March 12, 2004, $5.5 million is outstanding under the Revolving Credit Facility.

On April 23, 2002, the Partnership filed a shelf registration statement with the SEC to sell, from time to time, up to $200.0 million of common units representing limited partner interests and/or debt securities. The Partnership intends to use the net proceeds for general purposes, repayment of debt, future acquisitions, capital expenditures and working capital. As at March 12, 2004, no additional units of the Partnership had been issued.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased $2.5 million, or 5%, to $49.6 million for the year ended December 31, 2003, compared to $52.1 million for 2002. The decrease is primarily due to lower distributions received from Northern Border Pipeline in 2003 as compared to 2002. In 2003, Northern Border Pipeline was ordered by the FERC to refund $10.0 million (TC PipeLines' share is $3.0 million) to its shippers related to company use gas (see Item 1.
"Business - Business of Northern Border Pipeline Company - FERC Regulation").
In 2003, the Partnership's cash from operations included cash distributions of $45.2 million and $6.2 million from its investments in Northern Border Pipeline and Tuscarora, respectively, compared to $49.2 million and $4.6 million, respectively, in 2002.

Cash flows provided by operating activities increased $9.2 million, or 21%, to $52.1 million for the year ended December 31, 2002, compared to $42.9 million for 2001. In 2001, the Partnership received cash distributions of $42.9 million and $2.4 million from Northern Border Pipeline and Tuscarora, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended December 31, 2003, the Partnership made equity contributions totaling $4.9 million to Tuscarora related to Tuscarora's expansion project, which was partially offset by a $0.8 million return of capital from Tuscarora. As well, a $1.0 million return of capital was received by the Partnership from Northern Border Pipeline in 2003. During 2002, the Partnership made equity contributions totaling $7.6 million to Tuscarora related to Tuscarora's expansion project, partially offset by a $0.2 million return of capital received from Tuscarora in 2002.

The Partnership did not have any material sources or uses of cash relating to investing activities in 2001.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended December 31, 2003, the Partnership paid cash distributions of $39.4 million, compared to $37.4 million in 2002. The increase is due to the Partnership increasing its quarterly cash distribution from $0.525 per unit to $0.55 per unit beginning with the 2003 second quarter cash distribution. In 2001, the Partnership paid cash distributions of $35.2 million.

For the year ended December 31, 2003, the Partnership repaid $6.0 million of the balance outstanding on the Revolving Credit Facility, compared to repayments of $10.0 million during 2002. The Partnership did not make any drawings or repayments on the Revolving Credit Facility in 2001. At December 31, 2003, the Partnership had $5.5 million outstanding under the Revolving Credit Facility.

CAPITAL REQUIREMENTS

On January 30, 2004, TC PipeLines paid $19.5 million related to its 30% share of a capital contribution to Northern Border Pipeline in response to a $65.0 million cash call issued by Northern Border Pipeline to its partners on January 27, 2004.

To the extent TC PipeLines has any additional capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions in 2004, TC PipeLines expects to finance these requirements with operating cash flows, debt and/or equity.

IMPACT OF ENRON'S CHAPTER 11 FILING ON TC PIPELINES' BUSINESS

In 2001, Enron filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. For more details see "Results of Operations of Northern Border Pipeline Company - Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business."

Based on currently available information, TC PipeLines does not expect the impact of Enron's bankruptcy protection filing to have a material impact on the business or financial condition of Northern Border Pipeline or TC PipeLines.

TC PipeLines continues to monitor developments at Enron and to assess any impact of Enron's Chapter 11 proceedings on Northern Border Pipeline in light of Northern Border Pipeline's existing agreements and relationships with Enron and its subsidiaries, and to take all appropriate action to protect the interests of TC PipeLines and its unitholders.

OUTLOOK

On December 19, 2003, Northern Border Pipeline advised that its Management Committee had unanimously agreed to issue equity cash calls to its partners in the total amount of $130.0 million (TC PipeLines' share is $39.0 million) in early 2004, the first of which was issued on January 27, 2004, and $90.0 million (TC PipeLines' share is $27.0 million) in 2007 and to change the cash distribution policy of Northern Border Pipeline as of January 1, 2004.
Effective January 1, 2008, Northern Border Pipeline's cash distribution policy will be adjusted to maintain a consistent capital structure. TC
PipeLines expects to fund a portion of the 2004 equity cash calls with borrowings under its existing credit facilities. As at March 12, 2004, the Partnership has paid Northern Border Pipeline $19.5 million related to the equity cash calls previously discussed.

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

OVERVIEW

For Northern Border Pipeline, there are several major business drivers. First, a healthy long-term supply outlook is critical. Because the primary source of gas supply that is transported on its system is in the Western Canadian Sedimentary Basin, western Canadian supply trends are particularly important to Northern Border Pipeline. The current outlook for western Canadian supply looks stable for the foreseeable future however production has exceeded new reserve additions in recent years. Increased Canadian consumption related to the extraction process for oil sands projects as well as restrictions on gas production to protect oil sand reserves could also impact supplies of natural gas for export. The supply outlook may be significantly enhanced over time by new Alaskan and Mackenzie Delta supplies reaching the western Canadian pipeline grid potentially beginning by the end of this decade.

Natural gas markets are also critical to Northern Border Pipeline's financial performance. The Northern Border pipeline system serves natural gas markets in the upper midwestern area of the United States and accesses a major trading hub in the Chicago area. Market growth has been steady with both heating load growth and direct end-user growth such as power plants and ethanol plants. However, competitive pipeline projects may have a negative impact on Northern Border Pipeline's profitability.

Northern Border Pipeline charges fees for transportation which are primarily fixed and are based on the amount of capacity reserved by each shipper. Contracting with shippers to reserve the available pipeline capacity as existing contracts expire is a critical factor in Northern Border Pipeline's success. The weighted average life of Northern Border Pipeline's contracts as of December 31, 2003 was approximately three and one third years. During 2003, Northern Border Pipeline was successful in recontracting, at maximum rates, all the capacity under contracts that expired on or before November 2003.

The composition of natural gas affects the volume of natural gas that is transported through a pipeline system. Beginning in 2000, the energy content of natural gas that Northern Border Pipeline receives at the Canadian border has declined modestly from 1,023 British Thermal Units (Btus) per cubic foot
(cf) to 1,005 Btus/cf. Northern Border Pipeline's transportation contracts in conjunction with its tariff define both the volume and equivalent Btu value of the gas to be transported. A reduction in the Btu level results in a higher volume of natural gas to be transported to meet an overall equivalent Btu value of the gas. The Btu level decline that is being experienced is primarily the result of greater processing capacity in Alberta, Canada. The change has caused Northern Border Pipeline to reduce its capacity by almost 2 percent to be able to maintain its high standard of system reliability for its customers. Although Btu levels could theoretically go lower, Northern Border Pipeline advises that it believes the Btu level will stabilize near the current level of 1,005 Btus/cf.

As was the case last year, Northern Border Pipeline is in re-contracting discussions with its customers for contracts that will expire prior to November 1, 2004, which represents approximately 30% of its system capacity. The value of capacity on interstate pipelines is driven by supply and demand conditions. In particular, the relationship between gas prices in Canada and prices in the midwestern U.S. markets will determine the underlying value of transportation. The current gas balance in western Canada is such that Northern Border Pipeline's transportation has been commercially attractive for available supply that is not consumed within western Canada or committed to transportation capacity on other pipelines reaching downstream markets. To maintain an adequate gas balance in western Canada, production will need to grow moderately in the future to meet anticipated demand primarily driven by gas consumption in the extraction and processing associated with Canadian oil sands development. Canada holds an estimated 1.6 trillion barrels of bitumen reserves. Bitumen, after it is extracted from sand, can be upgraded to synthesized crude oil through several processes. The extraction and processing of bitumen require significant quantities of natural gas. Northern Border Pipeline advises that it does not know how many of the announced oil sands development projects will be approved and constructed but the demand for transportation on its pipeline system could be affected adversely by the additional competition for Canadian gas supply that would result.

Northern Border Pipeline advises that it continues to work with producers and marketers to develop the contractual support for a new proposed 300-mile pipeline project, the Bison Pipeline, to connect the coal bed methane reserves in the Powder River Basin to markets served by Northern Border Pipeline. Northern Border Pipeline advises that it intends to hold a new open season for the Bison Pipeline when production increases to levels that Northern Border Pipeline believes will support the project. If sufficient interest commitments are received, Northern Border Pipeline advises that it will pursue regulatory approvals.

Northern Border Pipeline advises that it will continue to focus on safe, efficient, and reliable operations and the further development of its pipeline. Northern Border Pipeline further advises that it is working to maintain its position as a low cost transporter of Canadian gas to the midwestern U.S. and provide highly valued services to its customers. Growth may occur through incremental projects intended to access new markets or supply areas and supported by long-term contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain amounts included in or affecting Northern Border Pipeline's financial statements and related disclosures must be estimated, requiring Northern Border Pipeline to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any effects on Northern Border Pipeline's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that gave rise to the revision become known.

Northern Border Pipeline's significant accounting policies are summarized in
Note 2 - Notes to Northern Border Pipeline's Financial Statements included elsewhere in this report. Certain of Northern Border Pipeline's accounting policies are of more significance in its financial statement preparation process than others. Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the regulatory assets are probable of future recovery by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At December 31, 2003, Northern Border Pipeline has reflected regulatory assets of $8.2 million, which are being recovered from its shippers over varying periods of time.

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

Northern Border Pipeline's accounting for financial instruments is in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At December 31, 2003, Northern Border Pipeline's balance sheet included assets from derivative financial instruments of $16.6 million.

RESULTS OF OPERATIONS

Northern Border Pipeline's net income to partners was $148.2 million in 2003, compared to net income of $142.7 million in 2002 and $140.5 million in 2001. Northern Border Pipeline's 2003 operating results benefited from increased operating revenues from Northern Border Pipeline's Order 637 Compliance filing which went into effect October 1, 2003 and the ability to enter into short-term contracts effective November 1, 2003, the re-contracting of capacity previously held by Enron North America Corp. (ENA) and reductions in interest expense due to lower interest rates. Partially offsetting these increases to Northern Border Pipeline's operating results were higher operations and maintenance expenses for 2003 as compared to 2002. Northern Border Pipeline's increase in net income in 2002 over 2001 resulted from reductions in interest rates, which reduced its interest expense for 2002 as compared to 2001. In addition, Northern Border Pipeline realized increased operating revenues in 2002 resulting from Project 2000, Northern Border Pipeline's expansion and extension placed in service in October 2001. Northern Border Pipeline's 2001 results were reduced by reserves for uncollectible receivables.

Operating revenues were $324.2 million in 2003, $321.1 million in 2002 and $313.1 million in 2001. The $3.1 million increase in operating revenues in 2003 over 2002 resulted primarily from additional revenues of approximately $1.8 million related to the re-contracted capacity of ENA contracts. ENA filed for Chapter 11 bankruptcy protection in December 2001 (see "Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business"). In addition, Northern Border Pipeline recognized revenues from its ability to now offer short-term firm contracts and also transportation service beyond a shipper's contracted transportation path. The increase in operating revenues in 2002 over 2001 was primarily due to additional revenues of approximately $10.3 million associated with the completion of Project 2000 in October 2001. The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity formerly held by ENA. For 2002, the revenues lost on this capacity totaled approximately $1.8 million.

Operations and maintenance expenses were $43.8 million in 2003, $41.4 million in 2002 and $33.7 million in 2001. The 2003 expense included a $3.1 million charge for Northern Border Pipeline's allocation from Northern Plains related to the Enron cash balance plan under funding (see "Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business"). In 2003, Northern Border Pipeline also had increases in salaries and benefits, right-of-way damages, and telecommunication expenses offset by decreases in electric power costs, as compared to 2002. The 2002 expense included $10.0 million reserve for costs associated with the treatment of previously collected quantities of natural gas used in utility operations to cover electric power costs. The FERC ordered refunds for these costs in 2003 (see Item 1. "Business - Business of Northern Border Pipeline - FERC Regulation"). The 2002 expense also included an increase in regulatory commission expense, and decreases in employee benefit expense, administrative expense, and bad debt expense as compared to 2001.

Depreciation and amortization expense was $57.8 million in 2003, $58.7 million in 2002 and $57.5 million in 2001. The decrease from 2002 to 2003 primarily reflects asset retirements. The increase between 2001 and 2002 reflects additional expense for assets related to Project 2000, placed in service in October 2001.

Taxes other than income were $29.6 million in 2003, $28.4 million in 2002 and $25.6 million in 2001. The increase in 2003 from 2002 is due primarily to a refund from Minnesota for previously paid use taxes. The decrease in taxes other than income in 2002 from 2001 was due primarily to adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2001 exceeded reductions to previous estimates in 2002 by approximately $2.1 million. As a result of a ruling by the Minnesota Supreme Court, Northern Border Pipeline filed for a refund of use taxes previously paid on exempt purchases. Northern Border Pipeline received the refund in March 2002.

Interest expense was $44.9 million in 2003, $51.5 million in 2002 and $55.4 million in 2001. Interest expense for both 2003 and 2002 decreased from prior year levels due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in its average debt outstanding. The 2001 results included $0.9 million of interest expense capitalized primarily related to construction of Project 2000 facilities.

Other income (expense) was $0.1 million in 2003, $1.8 million in 2002 and ($0.4 million) in 2001. In 2003, Northern Border Pipeline recorded expense of approximately $0.6 million for a repayment of amounts previously received for vacated microwave frequency bands, interest expense of $0.3 million due to the FERC-ordered refunds of electric power costs and $0.2 million of interest income received related to a sales tax refund on exempt purchases. The amount for 2002 includes approximately $0.6 million for amounts received for previously vacated microwave frequency bands and income of $0.2 million due to a reduction in reserves previously established. The amount for 2001 includes a charge of approximately $1.5 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system and a $0.7 million charge for reserves established. Northern Border Pipeline recorded an allowance for equity funds used during construction of $0.9 million in 2001 primarily due to the construction of Project 2000 facilities.

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

CASH DISTRIBUTION POLICY OF NORTHERN BORDER PIPELINE

Under the terms of the cash distribution policy of Northern Border Pipeline, distributions to the general partners of Northern Border Pipeline are to be made on a proportionate basis according to each general partner's capital account balance. The Northern Border Pipeline management committee determines the amount and timing of distributions. In December 2003, Northern Border Pipeline's management committee voted to, among other things, change its cash distribution policy effective January 1, 2004. Under this new policy, cash distributions are based upon 100% of distributable cash flow which is earnings before interest, taxes, depreciation and amortization less interest expense and maintenance capital expenditures. Effective January 1, 2008, the cash distribution policy will be adjusted to maintain a consistent capital structure at a level to be determined. Prior to January 1, 2004, cash distributions were computed as the sum of 100% of net income, excluding specific non-cash items, 100% of the current portion of any allowance for income taxes and 35% of the sum of deferred tax expense, depreciation expense and amortization of regulatory assets, minus 35% of maintenance capital expenditures. Cash distributions are currently made by Northern Border Pipeline on a quarterly basis approximately one month after the end of the quarter.

SUMMARY OF CERTAIN CONTRACTUAL OBLIGATIONS

                                                                    Payments Due by Period
                                                      ----------------------------------------------------
                                                       Less Than                                After 5
                                           Total        1 Year      1-3 Years     4-5 Years      Years
                                        ------------------------------------------------------------------
                                                                  (In Millions)
                                        ------------------------------------------------------------------
Senior Notes due 2007                          225.0            -         225.0            -            -
Senior Notes due 2009                          200.0            -             -        200.0            -
Senior Notes due 2021                          250.0            -             -            -        250.0
Credit Agreement due 2005                      131.0            -         131.0            -            -
Operating Leases (a)                            19.3          5.8           4.8          4.8          3.9
                                        ------------------------------------------------------------------
Total                                       $  825.3       $  5.8       $ 360.8     $  204.8      $ 253.9
                                        ------------------------------------------------------------------
                                        ------------------------------------------------------------------

(a)  See Note 7 - Notes to Northern Border Pipeline's Financial Statements

DEBT AND CREDIT FACILITIES

Northern Border Pipeline entered into a $175 million three-year credit agreement (2002 Pipeline Credit Agreement) with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement replaced a previous credit agreement. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. At December 31, 2003, $131 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 1.95%. The 2002 Pipeline Credit Agreement requires the maintenance of a ratio of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. The 2002 Pipeline Credit Agreement also requires the maintenance of the ratio of indebtedness to EBITDA of no more than 4.5 to 1. At December 31, 2003, Northern Border Pipeline was in compliance with these covenants.

At December 31, 2002, Northern Border Pipeline had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series D Senior Notes matured in August 2003. Northern Border Pipeline borrowed under the 2002 Pipeline Credit Agreement to repay the Series D Senior Notes.

In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 (2002 Pipeline Senior Notes). In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021 (2001 Pipeline Senior Notes). In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009 (1999 Pipeline Senior Notes). The 2002 Pipeline Senior Notes, 2001 Pipeline Senior Notes and 1999 Pipeline Senior Notes (collectively Pipeline Senior Notes) were subsequently exchanged in registered offerings for notes with substantially identical terms. The indentures under which the Pipeline Senior Notes were issued do not limit the amount of unsecured debt Northern Border Pipeline incurs, but do contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the Pipeline Senior Notes were used to reduce indebtedness outstanding.

Northern Border Pipeline entered into interest rate swap agreements with notional amounts totaling $225 million in May 2002. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counter parties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. The swaps were entered into to hedge the fluctuations in the market value of the 2002 Pipeline Senior Notes. At December 31, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.31%.

Northern Border Pipeline's short-term liquidity needs will be met by operating cash flows and through the 2002 Pipeline Credit Agreement. Northern Border Pipeline's long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities were $193.3 million in 2003, $224.4 million in 2002 and $197.3 million in 2001. The $31.1 million decrease in 2003 from 2002 was primarily due to the payment of the FERC-ordered refunds related to electric power costs and the discontinuance of certain shipper transportation repayments. The $27.1 million increase in 2002 from 2001 was primarily due to an increase in operating revenues and the impact of rate case refunds in 2001. In 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case refunds. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing was $12.9 million for 2003 as compared to $9.2 million for 2002 and $54.7 million for 2001. The 2003, 2002 and 2001 amounts include $0.9 million, $0.3 million and $49.0 million, respectively, for Project 2000. The remaining capital expenditures for 2003, 2002 and 2001 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2004 are estimated to be $14.0 million primarily related to renewals and replacements of existing facilities. Northern Border Pipeline advises that it currently anticipates funding its 2004 capital expenditures primarily by borrowing on its credit facility and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities were $177.0 million for the year ended December 31, 2003 as compared to $200.8 million for the same period in 2002 and $160.7 million for the same period in 2001. Distributions to Northern Border Pipeline's partners were $154.0 million, $164.1 million and $143.0 million for 2003, 2002 and 2001, respectively. The decrease from 2002 to 2003 in distributions was primarily due to the impact of the electric power refunds ordered by FERC on March 27, 2003. The increase from 2001 to 2002 in distributions was primarily due to Northern Border Pipeline's improved operating results.

For 2003, 2002 and 2001, Northern Border Pipeline's borrowings on long-term debt totaled $142.0 million, $431.9 million and $385.4 million, respectively, which were primarily used to repay previously existing indebtedness. For 2002, Northern Border Pipeline received net proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million. The net proceeds from the issuance of the 2001 Pipeline Senior Notes totaled approximately $247.2 million in 2001. Northern Border Pipeline's borrowings under its credit agreements were $131.0 million in 2003, $207.0 million in 2002 and $136.0 million in 2001. Total payments on debt were $165.0 million, $468.0 million and $374.0 million in 2003, 2002 and 2001, respectively.

In April 2002, Northern Border Pipeline received $2.4 million from the termination of forward starting interest rate swaps upon issuance of the 2002 Pipeline Senior Notes (see Note 6 - Notes to Northern Border Pipeline's Financial Statements). In September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate interest rate swap agreements upon issuance of the 2001 Pipeline Senior Notes. The swaps were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the 2002 and 2001 Pipeline Senior Notes. For 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate refund checks outstanding.

IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

On December 2, 2001, Enron filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Certain wholly owned Enron subsidiaries also filed for Chapter 11 bankruptcy protection on December 2, 2001 and thereafter. Northern Border Pipeline has not filed for bankruptcy protection. Northern Plains, Pan Border and Northwest Border are Northern Border Partners' general partners. Each of Northern Plains and Pan Border are wholly owned subsidiaries of Enron, and Northwest Border is a wholly owned subsidiary of TransCanada. Northern Plains and Pan Border were not among the Enron companies filing for Chapter 11 protection.

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

On June 25, 2003, Enron announced the organization of CrossCountry Energy Corp. a newly formed holding company, to hold, among other assets, Enron's ownership interest in Northern Plains and Pan Border. The motion filed in Bankruptcy Court to approve the proposed transfer of those ownership interests was approved on September 25, 2003. An amended order on December 18, 2003 made the approval applicable to CrossCountry Energy, LLC (CrossCountry). In connection with the closing, CrossCountry and Enron will enter into a transition services agreement pursuant to which Enron will provide to CrossCountry, on an interim, transitional basis, various services, including but not limited to (i) information technology services, (ii) accounting system usage rights and administrative support (iii) contract management and purchasing support services (iv) corporate secretary services, and (v) payroll, employee benefits and administrative services. In turn, these services are provided to Northern Border Pipeline through Northern Plains.

On January 9, 2004, the Bankruptcy Court approved as complete the amended joint Chapter 11 plan and related disclosure statement (Chapter 11 Plan). The Chapter 11 Plan has been submitted to the creditors for approval. Several creditors have filed objections to the Chapter 11 Plan, including the Pension Benefit Guaranty Corporation (PBGC). The Bankruptcy Court has scheduled a hearing for April 20, 2004 on the approval. Under the Chapter 11 Plan, it is anticipated that if CrossCountry is not sold to a third party, as permitted by the Chapter 11 Plan, its shares would be distributed directly or indirectly to creditors of the debtors.

Enron's filing for bankruptcy protection has impacted Northern Border Pipeline. At the time of the filing of the bankruptcy petition, Northern Border Pipeline had a number of contractual relationships with Enron and its subsidiaries. Northern Plains provided and continues to provide operating and administrative services for Northern Border Pipeline. Northern Plains has continued to meet its operational and administrative service obligations under the existing agreement, and, in its Form 10-K for the year ended December 31, 2003, Northern Border Pipeline states that it believes Northern Plains will continue to do so.

ENA, a wholly owned subsidiary of Enron that is in bankruptcy, was a party to transportation contracts which obligated ENA to pay for 3.5% of Northern Border Pipeline's capacity. In 2002, ENA rejected and terminated all of its contracts on the Northern Border pipeline system. Northern Border Pipeline filed claims against ENA for damages for breach of contract and other claims. These claims are unsecured claims against Enron and ENA's bankruptcy estate. Northern Border Pipeline advises that it is uncertain regarding the ultimate amount of damages for breach of contract or other claims that Northern Border Pipeline will be able to establish in the bankruptcy proceeding, and Northern Border Pipeline cannot predict the amounts that it will collect or the timing of collection. Northern Border Pipeline further states that it believes, however, that any such delay in collecting or failure to collect will not have a material adverse effect on its financial condition.

On December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate the Enron Corp. Cash Balance Plan (Plan) and certain other defined benefit plans of Enron's affiliated in `standard terminations' within the meaning of
Section 4041 of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Such standard terminations would satisfy all of the obligations of Enron and its affiliates with respect to funding liabilities under the Plan. In addition, a standard termination would eliminate the contingent claims of the PBGC's claims against Enron and its affiliates with respect to the funding liabilities under the Plan. On January 30, 2004, the Bankruptcy Court entered an order authorizing termination, additional funding and other actions necessary to effect the relief requested. Pursuant to the Bankruptcy Court order, any contributions to the Plan are subject to the prior receipt of a favorable determination by the Internal Revenue Service that the Plan is tax-qualified as of the date of termination. In addition, the Bankruptcy Court order provides that the rights of PBGC and others to assert that their filed claims have not been released or adjudicated as a result of the Bankruptcy order and Enron and all other interested parties retained the right to assert that such claims had been adjudicated or released.

Northern Border Pipeline advises that Enron management has informed Northern Border Pipeline that it will seek funding contributions from each member of its ERISA controlled group of corporations that employs or employed individuals who are, or were, covered under the Plan. Northern Border Pipeline further advises that Northern Plains has advised Northern Border Pipeline that Northern Plains is a member of a controlled group of corporations covered under the Plan and that an amount of approximately $3.1 million has been estimated for Northern Border Pipeline's share of Northern Plains' proportionate share of the up to $200 million estimated termination costs authorized by the Bankruptcy Court order. Under the operating agreement with Northern Plains, these increased costs may be Northern Border Pipeline's responsibility. Northern Border Pipeline has accrued this amount to satisfy claims of reimbursement for these termination costs. While the final amounts have not been determined, Northern Border Pipeline advises that it believes this accrual is adequate to cover the allocation of these costs to Northern Border Pipeline.

Enron is the grantor of the Enron Gas Pipeline Employee Benefit Trust (the Trust), which when taken together with the Enron Corp. Medical Plan for Inactive Participants (the Medical Plan) constitutes a "voluntary employees' beneficiary association" or "VEBA" under Section 501(c)(9) of the Internal Revenue Code. In October 2002, Northern Plains was advised that Enron had notified the committee that has administrative and fiduciary oversight related to the Trust and the Medical Plan, that Enron had made the determination to begin necessary steps to partition the assets of the Trust and the related liabilities of the Medical Plan among all of the participating employers of the Trust. The Trust was established as a regulatory requirement for inclusion of certain costs for post-employment medical benefits in the rates established for the affected pipelines, including Northern Border Pipeline. Enron requested the enrolled actuary to prepare an analysis and recommendation for the allocation of the Trust's assets and associated liabilities among all the participating employers. On July 22, 2003, Enron sought approval of the Bankruptcy Court to terminate the Trust and to distribute its assets among certain identified pipeline companies, one being Northern Plains. If Enron's relief as requested is granted, Northern Plains would assume retiree benefit liabilities, estimated as of June 30, 2002, of $1.9 million with an asset allocation of $0.8 million. An objection to the motion has been filed and no hearing date has been set. An additional actuary has been engaged by Enron to review the analysis and recommendations for allocations. There can be no assurances that the allocation of liabilities and assets will not change from those set forth in the motion.

Enron's filing for bankruptcy protection and related developments have had other impacts on Northern Border Pipeline's business and management. Numerous shareholder and employee class action lawsuits have been initiated against Enron, its former independent accountants, legal advisors, executives, and board members. Enron has received several requests for information from different federal and state agencies, including the FERC, and committees of the United States House of Representatives and Senate. Some of the information requested from Enron may include information about Northern Border Pipeline. While Northern Border Pipeline has not been subject to these investigations or lawsuits, it is possible that in the documentation production by Enron and others, confidential proprietary or commercially sensitive information concerning Northern Border Pipeline may have been produced. It is also possible that some of this information may be made available to the public.

While Northern Plains and Pan Border have not filed for Chapter 11 bankruptcy protection, their stock is owned by Enron, which is in bankruptcy. As noted above, Enron could sell its interest in Northern Plains and/or Pan Border, or take other action with respect to their investment in Northern Border Pipeline. Enron could also cause Northern Plains and Pan Border to file for bankruptcy protection. In its Form 10-K for the year ended December 31, 2003, Northern Border Pipeline states that it has had no indication from Enron that it intends to cause such companies to file for bankruptcy protection.

Northern Border Pipeline is managed by a four-member management committee. Three representatives are designated by Northern Border Partners, with each of its general partners selecting one representative, and one representative is designated by TC PipeLines. The vote among Northern Border Partners' representatives is in proportion to their general partner interests in Northern Border Partners. As a result, the 70% voting interest of Northern Border Partners' three representatives is allocated 35%, 22.75% and 12.25% among Northern Plains, Pan Border and Northwest Border, respectively. If
Enron were to sell the stock of Northern Plains and Pan Border, the purchaser would have the right to appoint a majority of Northern Border Pipeline's management committee and control Northern Border Pipeline's activities, except for those activities requiring a unanimous vote which include changes to Northern Border Pipeline's cash distribution policy, certain expansion and extensions of the pipeline, some transfers of general partner interests and settlement of rate cases.

If Northern Plains and Pan Border were to file for bankruptcy protection, Northern Border Partners' Partnership Agreement provides that they would automatically be deemed to have withdrawn as general partners of Northern Border Partners. It is possible that the enforceability of the automatic withdrawal provisions in this partnership agreement may be challenged. The success and impact of a challenge are unknown. Upon the occurrence of such an event of withdrawal, the remaining general partner of Northern Border Partners would have the right to purchase the withdrawing partners' general partnership interests. If the remaining general partner does not purchase such general partnership interests, the limited partners of Northern Border Partners would have the right to elect new general partners. In the event that the remaining general partner does not elect to purchase the general partner interests or a successor is not so elected by the limited partners, then the partnership shall be dissolved. In either event, the party acquiring the general partner interests currently held by Northern Plains and Pan Border would have the right to appoint a majority of Northern Border Pipeline's management committee and control Northern Border Pipeline's activities, except for those activities requiring a unanimous vote.

Northern Plains also serves as Northern Border Pipeline's operator. If Northern Plains were to file for bankruptcy protection, it could potentially be removed as operator. Northern Border Pipeline's credit agreement provides that it would be an event of default thereunder if Northern Plains were replaced as operator without the consent of the lenders.

Other than the items identified above, Northern Border Pipeline states in its Form 10-K for the year ended December 31, 2003 that it is not aware of any claims made against it that arise out of the Enron bankruptcy cases. Northern Border Pipeline continues to monitor developments at Enron, to assess the impact on Northern Border Pipeline of its existing agreements and relationships with Enron and its subsidiaries, and to take appropriate action to protect its interests.

PUBLIC UTILITY HOLDING COMPANY ACT (PUHCA) REGULATION

Besides its ownership in Northern Plains and Pan Border, all of the common stock of Portland General Electric Company (PGE) is owned by Enron. As the owner of PGE's common stock, Enron is a holding company for purposes of the Public Utility Holding Company Act of 1935 (PUHCA). Following Enron's acquisition of PGE in 1997, Enron annually filed a statement claiming an exemption from all provisions of PUHCA (except the provision which addresses the acquisition of public utility company affiliates) under Section 3(a)(1). Due to Enron's bankruptcy filing in December 2001, Enron was no longer able to provide necessary financial information needed to file the exemption statement. As a result, in February 2002, Enron applied to the SEC for an order of exemption under Sections 3(a)(1), 3(a)(3) and 3(a)(5).

On December 29, 2003, the SEC issued an order denying the two applications filed by Enron seeking exemption as a public utility holding company under Sections 3(a)(1), 3(a)(3) and 3(a)(5) of PUHCA. The SEC order found, relative to the application under Section 3(a)(1), that Enron's subsidiary, PGE, is not predominantly and substantially intrastate in character and does not carry on business substantially in a single state. Relative to the application under Sections 3(a)(3) and 3(a)(5), the SEC found that Enron was unable to establish that it is only incidentally a holding company and that it derives no material part of its income from an electric utility subsidiary.

On December 31, 2003, Enron and other related entities filed an application under Section 3(a)(4) of PUHCA (the 3(a)(4) Application). This application claims, for each of the applicants, an exemption as a public utility holding company based on the temporary nature of the applicants' current or proposed interest in PGE under the Chapter 11 Plan filed by Enron and certain of its subsidiaries. By SEC order entered January 30, 2004, the hearing date on Enron's pending application for exemption under PUHCA was postponed until February 9, 2004 and by SEC order entered February 6, 2004, the hearing date was postponed until further notice. On March 9, 2004, pursuant to an offer of settlement that had been previously made to the SEC, Enron withdrew the 3(a)(4) Application and registered as a holding company under PUHCA. Immediately after Enron registered, the SEC issued two orders, one granting Enron and its subsidiaries authority to undertake certain transactions without further authorization from the SEC under PUHCA (referred to as the Omnibus Order) and the other approving Enron's Fifth Amended Bankruptcy Plan (referred to as the Plan Order).

The Omnibus Order authorizes, among other items, certain transactions specific to Northern Border Partners, L.P. and its subsidiaries, including authority for Northern Border Partners and Northern Border Pipeline to declare and pay distributions out of capital. Further, the Omnibus Order authorizes Northern Border Partners to invest as much as an additional $1 billion in natural gas gathering, processing, storage and transportation assets and to issue and sell debt and equity securities as may be required to fund such investments or acquisitions. The authorizations are effective until the earlier of the deregistration of Enron under PUHCA or July 31, 2005. Northern Border Pipeline advises that it believes that the authority relating to Northern Border Partners and its affiliates in the Omnibus Order minimizes the likelihood that its business will be adversely impacted by Enron's registration under PUHCA.

However, PUHCA imposes a number of restrictions on the operations of a registered holding company and its subsidiaries within the registered holding company system that can become materially more expensive and cumbersome than operations by companies that are not subject to, or exempt, from PUHCA. As a subsidiary of a registered holding company, Northern Border Pipeline is subject to regulation by the SEC with respect to the acquisition of the securities of public utilities; the acquisition of assets and interests in any other business, declaration and payment of certain cash distributions; intra-system borrowings or indemnifications; sales, services or construction transactions with other holding company system companies; and the issuance of debt or equity securities, among other matters. To the extent those regulated activities are not approved under the Omnibus Order or otherwise exempt under various rules and regulations promulgated under PUHCA, Northern Border Pipeline advises that it would need to seek additional approvals from the SEC. At this time, Northern Border Pipeline advises that it does not believe there is a need for it to seek any additional authorizations from the SEC in order to conduct its operations. Nevertheless, Northern Border Pipeline advises that there can be no assurance that PUHCA will not have an adverse impact on its operations as a result of Enron's registration as a holding company.

While TC PipeLines currently does not anticipate that the registration of Enron as a holding company under PUHCA will have a material impact on its ability to conduct its operations or to meet its obligations, further regulatory developments could adversely impact Northern Border Pipeline and therefore have an indirect adverse impact on TC PipeLines' operations.

RESULTS OF OPERATIONS OF TUSCARORA GAS TRANSMISSION COMPANY

IN THE FOLLOWING DISCUSSION OF THE RESULTS OF TUSCARORA, ALL AMOUNTS REPRESENT 100% OF THE OPERATIONS OF TUSCARORA, IN WHICH THE PARTNERSHIP HAS HELD A 49% INTEREST SINCE SEPTEMBER 1, 2000.

OVERVIEW

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

Tuscarora owns a 240-mile, 20-inch diameter, United States interstate pipeline system that originates at an interconnection point with facilities of Gas Transmission Northwest Corporation (GTN) near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada. The Tuscarora pipeline system terminates near Wadsworth, Nevada. Deliveries are also made directly to the local gas distribution system of Sierra Pacific Resources. Along its route, deliveries are made in Oregon, northern California and northwestern Nevada.

The Tuscarora pipeline system was constructed in 1995 and was placed into service in December 1995. In January 2001, Tuscarora completed construction of the Hungry Valley lateral, a 14-mile, 16-inch pipeline extension that serves as Tuscarora's second connection into Reno, Nevada. On December 1, 2002, Tuscarora completed and placed into service another expansion of its pipeline system. The 2002 Tuscarora expansion consisted of two compressor stations and an 11-mile pipeline extension from the previous terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada. The expansion increased Tuscarora's contracted capacity from 127 mmcfd to approximately 180 mmcfd. The new capacity is contracted under long-term firm transportation contracts ranging from ten to fifteen years.

CRITICAL ACCOUNTING POLICY

Tuscarora's accounting policies conform to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Tuscarora's net income increased $1.4 million, or 13%, to $11.8 million for the year ended December 31, 2003, compared to $10.4 million in 2002. This increase is primarily due to higher revenues, partially offset by higher costs and expenses and higher depreciation expense.

Revenues generated by Tuscarora increased $6.6 million, or 29%, to $29.7 million for the year ended December 31, 2003, compared to $23.1 million for 2002. This increase is primarily due to incremental revenues generated from new transportation contracts, including those related to Tuscarora's expansion facilities that were placed into service December 1, 2002.

Costs and expenses incurred by Tuscarora increased $2.2 million, or 79%, to $5.0 million for the year ended December 31, 2003, compared to $2.8 million for the year ended December 31, 2002. This increase is primarily due to the higher costs of operating two new compressor stations that were placed into service
December 1, 2002.

Depreciation recorded by Tuscarora increased $1.5 million, or 31%, to $6.4 million for the year ended December 31, 2003, compared to $4.9 million for the prior year. The increase reflects the larger asset base resulting from the expansion in December 2002.

Financial charges recorded by Tuscarora increased $0.8 million, or 14%, to $6.5 million for the year ended December 31, 2003, compared to $5.7 million for 2002. This increase is due to the fact that no interest was capitalized in 2003. In 2002, financial charges were lower due to the capitalization of interest expense related to funds used for the expansion.

Tuscarora recorded other income of zero and $0.7 million for the years ended December 31, 2003 and 2002, respectively. This decrease is primarily due to the allowance recorded in 2002 related to equity funds used during construction of the expansion. No such allowance was recorded in 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Tuscarora's net income increased $2.1 million, or 25%, to $10.4 million for the year ended December 31, 2002, compared to $8.3 million in 2001. This increase is primarily due to higher revenues, lower financial charges and higher other income.

Revenues generated by Tuscarora increased $1.8 million, or 8%, to $23.1 million for the year ended December 31, 2002, compared to $21.3 million for 2001. This increase is primarily due to incremental revenues being generated from new transportation contracts, including those related to Tuscarora's expansion facilities which were placed into service December 1, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES OF TUSCARORA GAS TRANSMISSION COMPANY

CASH DISTRIBUTION POLICY OF TUSCARORA

In September 2000, Tuscarora adopted a cash distribution policy that became effective January 1, 2001. Under the terms of the cash distribution policy and at the discretion of the Tuscarora Management Committee, Tuscarora makes quarterly cash distributions to its general partners in accordance with their respective general partner interests. Cash distributions will generally be computed as the sum of Tuscarora's net income before taxes and depreciation and amortization, less amounts required for debt repayments, net of refinancings, maintenance capital expenditures, certain non-cash items, and any cash reserves deemed necessary by the Tuscarora management committee. Cash distributions will be computed at the end of each calendar quarter and the distribution will be made on or before the last day of the month following the quarter end.

SUMMARY OF CERTAIN CONTRACTUAL OBLIGATIONS

                                                                             Payments Due by Period
                                                             -------------------------------------------------------
                                                             Less Than 1                                 After 5
                                                  Total          Year       1-3 Years     4-5 Years       Years
                                               ---------------------------------------------------------------------
                                                                          (In Millions)
                                               ---------------------------------------------------------------------
Series A Senior Notes due 2010                      $  68.9       $   3.6        $  7.3        $  6.7       $  51.3
Series B Senior Notes due 2010                          7.1           0.3           0.8           1.0           5.0
Series C Senior Notes due 2012                          9.4           0.7           1.5           1.7           5.5
Operating Leases                                        0.5           0.1           0.2           0.2             -
Commitments (1)                                         4.6           1.2           2.3           1.1             -
                                               ---------------------------------------------------------------------
Total                                               $  90.5       $   5.9       $  12.1       $  10.7       $  61.8
                                               ---------------------------------------------------------------------
                                               ---------------------------------------------------------------------

(1) Tuscarora is party to a contract with a third party for maintenance services on certain components of its pipeline-related equipment. The contract expires in November 2007.

DEBT AND CREDIT FACILITIES

On March 15, 2002, Tuscarora issued Series C Senior Secured Notes in the amount of $10.0 million. These notes bear interest at 6.89% and are due in 2012. The proceeds from these notes were used to finance the construction of Tuscarora's expansion facilities.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased $1.4 million, or 9%, to $16.4 million for the year ended December 31, 2003, compared to $15.0 million for 2002. This increase is the result of increased earnings during 2003 as well as decreased working capital during the same period.

Cash flows provided by operating activities increased $1.6 million, or 12%, to $15.0 million for the year ended December 31, 2002 compared to $13.4 million for 2001. This increase is the result of increased earnings during 2002, partially offset by increased working capital during the same period.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures of $1.3 million for the year ended December 31, 2003 primarily related to the expansion that went into service December 1, 2002. Capital expenditures of $31.9 million for the year ended December 31, 2002 included $31.6 million for Tuscarora's expansion.

Capital expenditures of $10.2 million for the year ended December 31, 2001 included $4.7 million for Tuscarora's expansion and $2.4 million related to the construction of the Hungry Valley lateral.

Total capital expenditures for 2004 are estimated to be $1.8 million of which approximately $1.6 million relates to a planned expansion in 2005. The remainder relates to renewals and replacements of existing facilities. Tuscarora anticipates funding its 2004 capital expenditures by using a combination of partner contributions and operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities were $14.1 million for the year ended December 31, 2003, compared to cash flows from financing activities of $16.5 million for the year ended December 31, 2002.

In 2003, Tuscarora repaid its Credit Facility which had $4.6 million outstanding at the beginning of the year. In 2002, Tuscarora received net proceeds of $10.0 million from the issuance of its Series C Senior Secured Notes. The proceeds from these notes were used to finance the construction of Tuscarora's expansion facilities. Also, in 2002, Tuscarora drew on its Credit Facility to partially fund its 2002 expansion. At December 31, 2002, $4.6 million was outstanding on the Credit Facility.

For the years ended December 31, 2003 and 2002 Tuscarora made debt repayments of $4.7 million and $4.1 million, respectively.

Tuscarora received contributions from its partners of $10.0 million and $15.5 million for the years ended December 31, 2003 and 2002, respectively. These contributions were used to fund the construction of Tuscarora's expansion facilities.

Tuscarora paid cash distributions of $14.2 million and $9.3 million to its general partners for the years ended December 31, 2003 and 2002, respectively.

Cash flows used in financing activities were $9.3 million in 2001. In 2001, Tuscarora made debt repayments of $4.2 million and paid cash distributions of $5.0 million. Tuscarora's 2001 cash distributions represent three quarterly payments due to the timing of the implementation of Tuscarora's cash distribution policy.

SIERRA PACIFIC RESOURCES

Sierra Pacific Resources, the parent company to Sierra Pacific Power Company (Sierra Pacific Power), Tuscarora's largest shipper with approximately 68% of contracted capacity through 2015, issued a press release on August 28, 2003 and filed a Current Report on Form 8-K with the SEC advising that the federal bankruptcy court judge overseeing the bankruptcy case of Enron Power Marketing Inc. (Enron Power Marketing) rendered a decision in the lawsuit filed by Enron Power Marketing in its bankruptcy case asserting claims for damages related to the termination of its power supply agreements with Nevada Power Company (Nevada Power) and Sierra Pacific Power (together, the Utilities). The bankruptcy court judge granted Enron Power Marketing's motion for summary judgment with respect to Enron Power Marketing's claims against Nevada Power and Sierra Pacific Power for approximately $235 million and $102 million, respectively, of liquidated damages, for power supply contracts terminated by Enron Power Marketing in May 2002. The bankruptcy court judge also dismissed the Utilities' counter claims against Enron Power Marketing, dismissed the Utilities' counter claims against Enron Corp., the parent of Enron Power Marketing, and denied the Utilities' motion to dismiss or stay the proceedings pending the final outcome of their FERC proceedings against Enron Power Marketing. In addition to the claims for termination payments described above, Nevada Power and Sierra Pacific Power had previously deposited approximately $17.7 million and $6.7 million, respectively, into an escrow account for energy delivered by Enron Power Marketing to each of Nevada Power and Sierra Pacific Power in April 2002, for which the Utilities had not paid.

Sierra Pacific Power to date remains current on its shipping contracts with Tuscarora.

NEW ACCOUNTING PRONOUNCEMENTS

During 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities," SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities," and reissued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. As at December 31, 2003, TC PipeLines does not engage in any hedging activities and is not affected by the changes resulting from this standard.

SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003. As at December 31, 2003, TC PipeLines has not entered into any financial instruments that would be affected by this standard and, therefore, is not affected by the changes resulting from this standard.

FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51 and provides guidance on the identification of, and financial reporting for, certain entities over which control is achieved through financial controls (variable interests) rather than voting rights. Such entities are referred to as variable interest entities. The holder of the majority of an entity's variable interests will be required to consolidate the variable interest entity. Neither Northern Border Pipeline nor Tuscarora qualifies as a variable interest entity of the Partnership and, therefore, the application of this Interpretation does not impact the financial statements of TC PipeLines.

SFAS No. 132 (Revised) revises employers' disclosures about pension plans and other postretirement benefits plans. It does not change the measurement or recognition of those plans in earlier Statements or the disclosure requirements contained in the original SFAS No. 132. This revision requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As at December 31, 2003, TC PipeLines does not have a pension plan or other postretirement benefit plans and is not affected by the changes resulting from this standard.

RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

A number of statements made by TC PipeLines, LP, in this Form 10-K filing made with the SEC, are forward-looking and relate to, among other things, anticipated financial performance, business prospects, strategies, market forces and commitments. Much of this information appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations" found herein. All forward-looking statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. Words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," "forecast," and similar expressions, identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act. By its nature, such forward-looking information is subject to various risks and uncertainties, which could cause TC PipeLines' actual results and experience to differ materially from the anticipated results or other expectations expressed in this Form 10-K. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-K.

RISK FACTORS

TC PIPELINES IS DEPENDENT UPON NORTHERN BORDER PIPELINE AND TUSCARORA AND MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FROM THE DISTRIBUTIONS FROM EACH OF NORTHERN BORDER PIPELINE AND TUSCARORA TO PAY THE MINIMUM QUARTERLY DISTRIBUTION ON THE COMMON UNITS EVERY QUARTER

While TC PipeLines has a significant ownership interest in each of Northern Border Pipeline and Tuscarora, it does not control or operate either of these pipelines. The actual amount of cash TC PipeLines has available to pay the minimum quarterly distribution will depend upon numerous factors relating to each of Northern Border Pipeline's and Tuscarora's business, most of which are beyond the control of TC PipeLines or the general partner, including:

     o the amount of cash distributed to TC PipeLines by each of Northern Border Pipeline and Tuscarora;

     o the ability of Northern Border Pipeline to recontract capacity for maximum transportation rates as existing contracts terminate;

     o the tariff and transportation charges collected by Northern Border Pipeline and Tuscarora for transportation services on their pipeline systems;

     o increases in Northern Border Pipeline's and Tuscarora's operating and maintenance costs;

     o payment defaults of shippers on Northern Border's pipeline system and payment defaults of shippers on Tuscarora's pipeline system;

     o the amount of cash set aside and the adjustment in reserves made by the general partner at its discretion;

     o the amount of cash required to be contributed by TC PipeLines to either Northern Border Pipeline or Tuscarora in the future;

     o    required principal and interest payments on TC PipeLines' debt;

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

Northern Border Pipeline is prohibited from making cash distributions during an event of default under its indebtedness. Provisions in Northern Border Pipeline's indebtedness limit its ability to incur indebtedness and engage in specific transactions which could reduce its ability to capitalize on business opportunities that arise in the course of its business. Tuscarora is prohibited from making cash distributions during an event of default under its indebtedness. Under Tuscarora's indebtedness, Tuscarora has granted a security interest in certain of its transportation contracts, which are available to noteholders during an event of default. Any future refinancing of Tuscarora's existing indebtedness or any new indebtedness could have similar or greater restrictions.

IF NORTHERN BORDER PIPELINE, AS A SUBSIDIARY OF NORTHERN BORDER PARTNERS, L.P. AND ENRON AS DEFINED UNDER THE PUBLIC UTILITY HOLDING COMPANY ACT (PUHCA), IS UNABLE TO OBTAIN AN EXEMPTION FROM SUBSIDIARY STATUS UNDER PUHCA, IT WILL BECOME SUBJECT TO REGULATION BY THE SEC

The SEC would regulate the acquisition of assets and interests of Northern Border Pipeline, the declaration and payment of certain cash distributions; intra-system borrowings or indemnifications; sale, services or construction transactions with other holding system companies; the issuance of certain debt; equity securities and borrowings under credit facilities.

IF TC PIPELINES IS UNABLE TO MAKE ACQUISITIONS ON ECONOMICALLY AND OPERATIONALLY ACCEPTABLE TERMS, EITHER FROM THIRD PARTIES OR TRANSCANADA, TC PIPELINES' FUTURE FINANCIAL PERFORMANCE WILL BE LIMITED TO PARTICIPATION IN NORTHERN BORDER PIPELINE AND TUSCARORA

The Partnership may not be able to:

     o    identify attractive acquisition candidates in the future;

     o    acquire assets on economically acceptable terms;

     o make acquisitions that will not be dilutive to earnings and operating surplus; or

     o incur additional debt to finance an acquisition without affecting its ability to make distributions to unitholders.

Future acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, TC PipeLines may be required to secure additional financing. Additional financing may not be available to TC PipeLines on acceptable terms.

In addition, TC PipeLines may not be able to acquire any more of TransCanada's United States pipeline assets. Substantially all of TransCanada's United States pipeline assets are subject to restrictions on sale, such as rights of first refusal. Under a right of first refusal another party, usually a partner, has a right to acquire the particular asset at the price offered. Only if the other party declines to purchase the asset at the price offered could TransCanada sell it to TC PipeLines.

MAJORITY CONTROL OF THE NORTHERN BORDER PIPELINE MANAGEMENT COMMITTEE BY AFFILIATES OF ENRON MAY LIMIT TC PIPELINES' ABILITY TO INFLUENCE NORTHERN BORDER PIPELINE

TC PipeLines owns a 30% general partner interest in Northern Border Pipeline. The remaining 70% general partner interest in Northern Border Pipeline is owned by Northern Border Partners, a publicly traded limited partnership. The general partners of Northern Border Partners are Northern Plains and Pan Border, both subsidiaries of Enron, and Northwest Border, a subsidiary of TransCanada. Except as to any matters requiring unanimity, such as significant expansions or extensions to the pipeline system, the acceptance of rate cases and changes to, or suspensions of, the cash distribution policy, management committee members designated by subsidiaries of Enron have the voting power to approve a particular matter requiring a majority vote despite the fact that TC PipeLines' representative may vote against the project or matter. Conversely, with respect to any matter requiring a majority vote, management committee members designated by subsidiaries of Enron may disapprove of a particular matter despite the fact that TC PipeLines' representative may vote in favor of that matter.

NORTHERN BORDER PIPELINE AND TUSCARORA ARE EXTENSIVELY REGULATED BY THE FERC

If the FERC requires that Northern Border Pipeline's or Tuscarora's tariff be changed, Northern Border Pipeline's or Tuscarora's respective cash flows may be adversely affected.

Northern Border Pipeline and Tuscarora are subject to extensive regulation by the FERC. The FERC's regulatory authority extends to matters including:

     o    transportation of natural gas;

     o    rates and charges;

     o    construction of new facilities;

     o    acquisitions, extension or abandonment of services and facilities;

     o    accounts and records;

     o    depreciation and amortization policies; and

     o    operating terms and conditions of service.

Given the extent of regulation by the FERC and potential changes to regulations, the Partnership cannot give assurance regarding:

     o the likely federal regulations under which Northern Border Pipeline or Tuscarora will operate in the future;

     o the effect that regulation will have on Northern Border Pipeline's, Tuscarora's or the Partnership's financial positions, results of operations and cash flows; or

     o whether the Partnership's cash flow will be adequate to make distributions to unitholders.

Northern Border Pipeline's ability to file for an increase of its rates before November 2005 to recover increases in most types of costs has been substantially eliminated by the settlement of its last rate case.

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

As of December 31, 2003, the three largest shippers on the Northern Border pipeline system accounted for approximately 49% of contracted capacity, with one shipper, BP Canada Energy Marketing Corp. (Canada), being obligated for approximately 21%.

Sierra Pacific Power, a wholly owned subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper with firm contracts for 68.1% of its capacity. Sierra Pacific Resources and Sierra Pacific Power have below-investment grade credit ratings. While TC PipeLines has no current indication that Sierra Pacific Power is unable to meet its ongoing contractual obligations, TC PipeLines is unable to predict the future financial condition of Sierra Pacific Power and its long-term ability to meet its obligations under existing agreements.

NORTHERN BORDER PIPELINE'S ABILITY TO OPERATE ITS PIPELINE ON CERTAIN TRIBAL LANDS WILL DEPEND ON ITS SUCCESS IN RENEGOTIATING ITS RIGHT-OF-WAY RIGHTS ON TRIBAL LANDS WITHIN THE FORT PECK RESERVATION

Northern Border Pipeline's ability to operate the pipeline on certain tribal lands will depend on its success in renegotiating before 2011 its right-of-way rights on tribal lands within the Fort Peck Reservation. See Item 2. "Properties
- Properties of Northern Border Pipeline Company." Northern Border Pipeline and the Tribes, through a mediation process, have held settlement discussions and have reached a settlement in principle on the pipeline right-of-way lease and taxation issues, subject to final documentation and necessary governmental approvals. If Northern Border Pipeline is unable to recover the additional costs of the proposed settlement in its future rates, it could have a material adverse impact on Northern Border Pipeline's results of operations.

THE LONG-TERM FINANCIAL CONDITIONS OF NORTHERN BORDER PIPELINE AND TUSCARORA AND AS A RESULT, OF TC PIPELINES, ARE DEPENDENT ON THE CONTINUED AVAILABILITY OF WESTERN CANADIAN NATURAL GAS FOR IMPORT INTO THE UNITED STATES

The development of additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with Northern Border's and Tuscarora's pipeline systems. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies. Contracts covering approximately 30% of Northern Border Pipeline's capacity expire prior to November 2004. Northern Border Pipeline may not be able to replace these contracts with new long-term contracts providing similarly attractive economic terms. Substantially all of Tuscarora's capacity is contractually committed through 2015. If the availability of western Canadian natural gas were to decline over these periods, existing shippers on the Northern Border and Tuscarora pipeline systems may be unlikely to extend their contracts and Northern Border Pipeline and Tuscarora may be unable to find replacement shippers for lost capacity. Furthermore, additional natural gas reserves may not be developed in commercial quantities and in sufficient amounts to fill the capacities of each of the Northern Border or Tuscarora pipeline systems.

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

BECAUSE OF THE HIGHLY COMPETITIVE NATURE OF THE NATURAL GAS TRANSMISSION BUSINESS, NORTHERN BORDER PIPELINE AND TUSCARORA MAY NOT BE ABLE TO MAINTAIN EXISTING CUSTOMERS OR ACQUIRE NEW CUSTOMERS WHEN THE CURRENT SHIPPER CONTRACTS EXPIRE

Other pipeline systems that transport natural gas serve the same markets served by the Northern Border and Tuscarora pipeline systems. As a result, Northern Border Pipeline and Tuscarora face competition from other pipeline systems.

Northern Border Pipeline may not be able to renew or replace expiring contracts. The renewal or replacement of the existing contracts with customers of Northern Border Pipeline depends on a number of factors beyond Northern Border Pipeline's control, including:

     o    the supply of natural gas in Canada and the United States;

     o    competition from alternative sources of supply in the United States;

     o    competition from other pipelines; and

     o the price of, and demand for, natural gas in markets served by the Northern Border pipeline system.

Contracts covering approximately 30% of Northern Border Pipeline's capacity expire prior to November 2004. Northern Border Pipeline may not be able to replace these contracts with new long-term contracts providing similarly attractive terms.

Tuscarora competes in the northern Nevada natural gas transmission market with Paiute Pipeline Co., owned by Southwest Gas Co. of Las Vegas, Nevada. The Paiute pipeline interconnects with Northwest Pipeline Corp. at the Nevada-Idaho border and transports gas from British Columbia and the U.S. Rocky Mountain Basin to the northern Nevada market.

TransCanada's main pipeline systems transport natural gas from the same natural gas reserves in western Canada that are used by Northern Border Pipeline's and Tuscarora's customers. TransCanada is not prohibited from actively competing with Northern Border Pipeline for the transport of western Canadian natural gas.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines may be exposed to market risk through changes in interest rates. The Partnership does not have any foreign exchange risks. TC PipeLines' interest rate exposure results from its Revolving Credit Facility and its TransCanada Credit Facility, which are subject to variability in LIBOR interest rates. At December 31, 2003, TC PipeLines had $5.5 million outstanding on its Revolving Credit Facility and zero outstanding on its TransCanada Credit Facility. If LIBOR interest rates change by one percent compared to the rates in effect as of December 31, 2003, annual interest expense would change by less than $0.1 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2003.

The Partnership's market risk sensitivity is also influenced by and reflects the same factors that influence Northern Border Pipeline.

Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At December 31, 2003, Northern Border Pipeline had $356.0 million of variable rate debt outstanding, $225.0 million of which was previously fixed rate debt but had been converted to variable rate debt through the use of interest rate swaps. For additional information on Northern Border Pipeline's debt obligations and derivative instruments, see Note 5 and Note 6 to Northern Border Pipeline's Financial Statements, included elsewhere in this report. As of December 31, 2003, approximately 56% of Northern Border Pipeline's debt portfolio was in fixed rate debt.

If average interest rates change by one percent compared to rates in effect as of December 31, 2003, annual interest expense would change by approximately $3.6 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the year covered by this annual report, the President and Chief Executive Officer and Chief Financial Officer of the general partner of the Partnership have concluded that the Partnership's disclosure controls and procedures referred to in paragraph 4(b) of their certifications included as exhibits to this report were effective.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

TC PipeLines is a limited partnership and has no officers, directors or employees. Set forth below is certain information concerning the directors and officers of the general partner who manages the operations of TC PipeLines. Each director holds office for a one-year term or until his or her successor is earlier appointed. All officers of the general partner serve at the discretion of the Board of Directors of the general partner which is an indirect wholly owned subsidiary of TransCanada.

NAME                         AGE     POSITION WITH GENERAL PARTNER
----                         ---     -----------------------------
Ronald J. Turner             50      President, Chief Executive Officer and Director
Russell K. Girling           41      Chief Financial Officer and Director
Robert A. Helman             69      Independent Director
Jack F. Jenkins-Stark        52      Independent Director
David L. Marshall            64      Independent Director
Albrecht W.A. Bellstedt      54      Director
Kristine L. Delkus           46      Director
Steven D. Becker             53      Vice-President, Business Development
Donald R. Marchand           41      Vice-President and Treasurer
Ronald L. Cook               46      Vice-President, Taxation
Max Feldman                  55      Vice-President
Wendy L. Hanrahan            45      Vice-President
Amy W. Leong                 36      Controller
Maryse C. St.-Laurent        44      Secretary

Mr. Turner has been a director of the general partner since April 1999 and was appointed President and Chief Executive Officer in December 2000. Mr. Turner's principal occupation is Executive Vice-President, Gas Transmission of TransCanada, a position he has held since March 2003. From December 2000 until March 2003, Mr. Turner was Executive Vice-President, Operations and Engineering of TransCanada. From June 2000 until December 2000, Mr. Turner was Executive Vice-President, International of TransCanada. From April 2000 until June 2000, Mr. Turner was Senior Vice-President, International of TransCanada. From August 1999 until April 2000, Mr. Turner was President, International of TransCanada. From July 1998 until April 2000, Mr. Turner was Senior Vice-President of TransCanada.

Mr. Girling was appointed Chief Financial Officer and a director of the general partner in April 1999. Mr. Girling's principal occupation is Executive Vice-President, Corporate Development and Chief Financial Officer of TransCanada, a position he has held since March 2003. From June 2000 until March 2003, Mr. Girling was Executive Vice-President and Chief Financial Officer of TransCanada. From July 1999 until June 2000, Mr. Girling was Senior Vice-President and Chief Financial Officer of TransCanada. From January 1999 until July 1999, Mr. Girling was Vice-President, Finance of TransCanada. From July 1998 until January 1999, Mr. Girling was Executive Vice-President, Power (TransCanada Energy Ltd.).

Mr. Helman was appointed a director of the general partner in July 1999. Mr. Helman has been a partner of Mayer, Brown, Rowe & Maw LLP (law firm) since 1967. Mayer, Brown, Rowe & Maw LLP provides legal services on U.S. related matters to TransCanada, the parent of the general partner. In the first half of 2002, Mayer, Brown, Rowe & Maw LLP provided limited legal services to the general partner on behalf of the Partnership solely relating to matters arising from Enron's voluntary petition for bankruptcy protection. Mr. Helman did not participate, nor was he consulted in the provision of such services. Further, Mayer, Brown, Rowe & Maw LLP no longer provides such services to the Partnership. Mr. Helman serves as a director of Northern Trust Corporation and The Northern Trust Company.

Mr. Jenkins-Stark was appointed a director of the general partner in July 1999. Mr. Jenkins-Stark is currently Vice-President, Business Operations and Technology at Itron Inc. (a manufacturer of automated meter reading technology and a developer of energy management software), a position he has held since January 2004. In March 2003, Mr. Jenkins-Stark was named a
Managing Director at Itron following the purchase of Silicon Energy Corp. (internet-based energy and data management software) by Itron. Prior to the acquisition, Mr. Jenkins-Stark was Chief Financial Officer of Silicon Energy, a position he held from April 2000 to March 2003. From December 1998 until April 2000, Mr. Jenkins-Stark was Senior Vice-President and Chief Financial Officer of GATX Capital (commercial finance). From September 1998 until December 1998, Mr. Jenkins-Stark was Senior Vice-President, Finance of GATX Capital.

Mr. Marshall was appointed a director of the general partner in July 1999. Mr. Marshall was Vice-Chairman of The Brinks Company (diversified energy, security and transportation services firm) from 1994 until 1998. Mr. Marshall was a director of MacMillan Bloedel from 1996 until 1999 and served as Chair of its Audit Committee from 1998 until 1999.

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

Ms. Delkus was appointed a director of the general partner in November 2003. Ms. Delkus' principal occupation is Vice-President, Law, Power and Regulatory of TransCanada, a position she has held since July 2001. From July 2000 to July 2001, Ms. Delkus was Vice-President, Law, Trading & Business Development. From March 1997 to July 2000, Ms. Delkus was Senior Legal Counsel, U.S. Regulatory Law.

Mr. Becker was appointed Vice-President, Business Development of the general partner in September 2003. Mr. Becker's principal occupation is Vice-President, Gas Development of TransCanada, a position he has held since April 2003. From 1999 until April 2003, Mr. Becker was Vice-President, Market Development, and Vice-President, Gas Strategy.

Mr. Marchand was appointed Vice-President and Treasurer of the general partner in October 1999. Mr. Marchand's principal occupation is Vice-President, Finance and Treasurer of TransCanada, a position he has held since September 1999. From January 1998 until September 1999, Mr. Marchand was Director, Finance of TransCanada.

Mr. Cook was appointed Vice-President, Taxation of the general partner in April 2002. Mr. Cook's principal occupation is Vice-President, Taxation of TransCanada, a position he has held since April 2002. From June 1997 to April 2002, Mr. Cook served as Director, Taxation of TransCanada.

Mr. Feldman was appointed Vice-President of the general partner in September 2003. Mr. Feldman's principal occupation is Vice-President, Gas Transmission West of TransCanada, a position he has held since April 2003. From June 2000 until April 2003, Mr. Feldman was Senior Vice-President, Customer Sales and Service of TransCanada. From September 1999 until June 2000, Mr. Feldman was Senior Vice-President, Customer Sales and Service, Transmission Division of TransCanada. Prior to September 1999, Mr. Feldman held several Vice-President positions in the operations, customer service and marketing areas of TransCanada.

Ms. Hanrahan was appointed Vice-President of the general partner in September 2003. Ms. Hanrahan's principal occupation is Director, Planning, Evaluation and Rates of TransCanada, a position she has held since May 2003. From September 2001 until April 2003, Ms. Hanrahan was Director, Corporate Strategy of TransCanada. From July 1998 until August 2001, Ms. Hanrahan was Director, Financial Services of TransCanada.

Ms. Leong was appointed Controller of the general partner in September 2003. Ms. Leong's principal occupation is Manager, Gas Transmission Accounting of TransCanada, a position she has held since April 2003. From January 2000 until April 2003, Ms. Leong was Manager, Regulatory Accounting and Capital Accounting of TransCanada. From February 1999 until January 2000, Ms. Leong was Manager, Corporate Planning of TransCanada. From May 1997 until February 1999, Ms. Leong was Coordinator, Budgeting and Forecasting of TransCanada.

Ms. St.-Laurent was appointed Secretary of the general partner in September 2003. Prior to her appointment, Ms. St.-Laurent acted as recording Secretary of the general partner since January 2001. Ms. St.-Laurent's principal occupation is Senior Legal Counsel, Corporate Secretarial Department of TransCanada, a position she has held since April 2001. From June 1997 until April 2001, Ms. St.-Laurent was Legal Counsel, Corporate Secretarial Department of TransCanada.

AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has determined that David L. Marshall and Jack Jenkins-Stark are "audit committee financial experts" and "independent" as defined under applicable SEC and Nasdaq Stock Market Corporate Governance rules. The board's affirmative determination for both David L. Marshall and Jack Jenkins-Stark was based on their education and extensive experience as chief financial officers for corporations that presented a breadth and level of complexity of accounting issues that are generally comparable to those of TC PipeLines.

CODE OF ETHICS

TC PipeLines believes that director, management and employee honesty and integrity are important factors in ensuring good corporate governance. The employees of the general partner, as employees of TransCanada, are subject to TransCanada's code of business ethics for employees. In addition, the general partner has adopted a code of business ethics for its President and Chief Executive Officer, Chief Financial Officer and Controller and one which applies to its independent directors, being the code of business ethics for directors. All codes are published on its website at www.tcpipelineslp.com. If any substantive amendments are made to the code for senior officers or if any waivers are granted, the amendment or waiver will be published on TC PipeLines' website or filed in a report on Form 8-K.

CORPORATE GOVERNANCE

The audit committee has adopted a charter which specifically provides that it is responsible for the appointment, compensation, retention and oversight of the work of the independent public accountants engaged in preparing or issuing TC PipeLines' audit report, that the committee has the authority to engage independent counsel and other advisors as it determines necessary to carry out its duties and for the committee to be responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by employees of the general partner concerns regarding questionable accounting or auditing matters. The committee has adopted TransCanada's Ethics help line in fulfillment of its responsibility to establish a confidential and anonymous whistle blowing process. The toll free Ethics Help-Line number and the audit committee's charter are published on TC PipeLines website at www.tcpipelineslp.com.

Mr. Robert Helman has served on the Audit Committee of the Board since July 1999. Mr. Helman has advised the Board that he will be retiring from his directorship pending appointment of his successor.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Partnership's directors and executive officers, and persons who own more than 10% of the common units, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of the common units with the SEC and the Nasdaq Stock Market. Executive officers, directors and greater than 10% unitholders are required by SEC regulation to furnish the Partnership with copies of all such forms that they file.

Based solely upon a review of reports on Forms 3 and 4 and amendments thereto furnished to the Partnership during its most recent fiscal year and reports on Form 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, and written representations from officers and directors of the general partner that no Form 5 was required, the Partnership believes that all filing requirements applicable to its officers, directors and beneficial owners under Section 16(a) were complied with during the year ended December 31, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes certain information regarding the annual salary of Ronald J. Turner, President and Chief Executive Officer of the general partner of the Partnership, for the years ended December 31, 2003, 2002 and 2001 paid by TransCanada, parent company of the general partner. Mr. Turner is an employee of TransCanada. TC PipeLines reimburses TransCanada for the services contributed to its operations by Mr. Turner.

                                                                 -------------------------------------------
                                                                     Annual TransCanada Base Salary (1)
------------------------------------------------------------------------------------------------------------
                                                                                      United States Dollar
Name and Principal Position                              Year     Canadian Dollars       Equivalent (2)
------------------------------------------------------------------------------------------------------------
Ronald J. Turner                                         2003          447,501               346,000
     President and Chief Executive Officer              ----------------------------------------------------
                                                         2002          436,254               276,000
                                                        ----------------------------------------------------
                                                         2001          412,503               259,000
------------------------------------------------------------------------------------------------------------

(1) Annualized base salary paid by TransCanada. Based on services provided, approximately 10% of this base salary is allocated to the Partnership.

(2) The compensation of the Chief Executive Officer of the general partner is paid by TransCanada in Canadian dollars. The United States dollar equivalents have been calculated using the applicable December 31, 2003, 2002 and 2001 noon buying rates of 0.7738, 0.6331 and 0.6279, respectively, as reported by the Bank of Canada.

Each director who is not an employee of TransCanada, the general partner or its affiliates (independent director) is entitled to a directors' retainer fee of $15,000 per annum and an additional fee of $2,000 per annum for each committee of the board of which he is Chair. These fees are paid by the Partnership on a semi-annual basis. Each independent director is also paid a fee of $1,500 for attendance at each meeting of the Board of Directors and a fee of $750 for attendance at each meeting of a committee of the Board. The Chair of the Audit Committee receives an additional $375 per meeting for his additional duties as committee chair. The independent directors are reimbursed for out-of-pocket expenses incurred in the course of attending such meetings. Under a directors' compensation plan adopted effective July 19, 1999, each independent director receives 50% of his annual board retainer that is payable on the applicable date in the form of common units of the Partnership. The common units are purchased by the general partner on the open market and the number of common units purchased under the directors' compensation plan is based on the trading price of common units on the day preceding the applicable payment date.

As the Partnership does not have any employees, the Audit and Compensation Committee of the Board of Directors and subsequently the Board of Directors of the general partner of TC PipeLines, have not been called upon to make any determination with respect to the amount of compensation to be paid to the Partnership's President and CEO. The board does, however, approve the allocation of the salary of the President and CEO to the Partnership on an annual basis. The executive officers' salaries are determined on a competitive and market basis by TransCanada.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

The following table sets forth the beneficial ownership of the voting securities of the Partnership as of February 23, 2004 by the general partner's directors, officers and certain beneficial owners. Executive Officers of the general partner own shares of TransCanada, which in the aggregate amount to less than 1% of TransCanada's issued and outstanding shares. Other than as set forth below, no person is known by the general partner to own beneficially more than 5% of the voting securities of the Partnership.

------------------------------------------------------------------------------------------------------------------------
                                                       Amount and Nature of Beneficial Ownership
                                            -----------------------------------------------------------
     Name and Business Address                          Common Units             Subordinated Units
-------------------------------------------------------------------------------------------------------  Percentage of
                                                     Number of    Percent        Number of    Percent     Interest for
                                                       Units      of Class         Units      of Class   all Units (1)
------------------------------------------------------------------------------------------------------------------------
TC PipeLines GP, Inc. (2)(3)                         1,872,870      11.3           936,436       100          16.1
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
TransCan Northern Ltd. (2)                           2,800,000      16.9                 -        -           16.0
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
Goldman Sachs Group Inc. (4)                         1,446,848       8.7                 -        -            8.3
    85 Broad Street
    New York, New York 10004
------------------------------------------------------------------------------------------------------------------------
Robert A. Helman (5)                                    10,979        *                  -        -             *
    190 S. LaSalle Street
    Chicago, Illinois 60603
------------------------------------------------------------------------------------------------------------------------
Jack F. Jenkins-Stark (6)                                2,979        *                  -        -             *
    1010 Atlantic Avenue
    Alameda, California 94501
------------------------------------------------------------------------------------------------------------------------
David L. Marshall (7)                                    2,579        *                  -        -             *
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
Ronald J. Turner                                             -        -                  -        -             -
    450 1st Street SW
    Calgary, Alberta T2P 5H1
------------------------------------------------------------------------------------------------------------------------
Directors and Executive Officers                        16,537        *                  -        -             *
    as a Group (8) (9) (14 persons)
------------------------------------------------------------------------------------------------------------------------

(1) A total of 17,500,000 common and subordinated units are issued and outstanding.

(2) TC PipeLines GP, Inc. and TransCan Northern Ltd. are wholly owned subsidiaries of TransCanada.

(3) TC PipeLines GP, Inc. owns an aggregate 2% general partner interest of TC PipeLines.

(4) As reported on a schedule 13G/A filed on February 12, 2004, the Goldman Sachs Group, Inc. (GS Group) and Goldman, Sachs & Co. (Goldman Sachs) each disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which Goldman Sachs or employees of Goldman Sachs have voting or investment discretion, or both and (ii) certain investment entities, of which a subsidiary of GS Group or Goldman Sachs is the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than GS Group, Goldman Sachs or their affiliates.

(5)  10,979 units are held in trust accounts for Mr. Helman's benefit.

(6)  2,979 units are held by the Jenkins-Stark Family Trust dated June 16, 1995.

(7)  2,579 units are held directly by Mr. Marshall.

(8) With the exception of the three named directors above, none of the other directors and executive officers hold any units of TC PipeLines.

(9) Ronald J. Turner holds 322,850 options and 29,330 shares of TransCanada; Russell K. Girling holds 440,162 options and 9,725 shares of TransCanada; Albrecht W.A. Bellstedt holds 187,500 options and 12,206 shares of TransCanada; Kristine L. Delkus holds 73,048 options and 2,252 shares of TransCanada; Steven D. Becker holds 142,907 options and 888 shares of TransCanada; Donald R. Marchand holds 111,000 options and 4,397 shares of TransCanada; Ronald L. Cook holds 66,290 options and 8,486 shares of TransCanada; Max Feldman holds 157,481 options and 25,485 shares of TransCanada; Wendy L. Hanrahan holds 22,700 options and 977 shares of TransCanada; Amy W. Leong holds 5,600 options and 2,236 shares of TransCanada; and Maryse C. St.-Laurent holds 2,600 options and 2,056 shares of TransCanada. The directors and executive officers as a group hold 1,532,138 options and 98,038 shares of TransCanada.

*    Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

An indirect subsidiary of TransCanada owns 2,800,000 common units and the general partner owns 1,872,870 common units and 936,436 subordinated units, representing an aggregate 31.4% limited partner interest in the Partnership. In addition, the general partner owns an aggregate 2% general partner interest in the Partnership through which it manages and operates the Partnership. As a result, TransCanada's aggregate ownership interest in the Partnership is 33.4% by virtue of its indirect ownership of the general partner and a 31.4% aggregate limited partner interest.

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

In order to induce the general partner to manage the business of TC PipeLines, the partnership agreement contains various provisions restricting the fiduciary duties that might otherwise be owed by the general partner. The following is a summary of the material restrictions of the fiduciary duties owed by the general partner to the limited partners:

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

The Partnership does not have any employees. The management and operating functions are provided by the general partner. The general partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The partnership agreement provides that the general partner will, in its sole discretion, determine the expenses that are allocable to the Partnership in any reasonable manner determined by it. Total costs reimbursed to the general partner by the Partnership were approximately $0.7 million for the year ended December 31, 2003. Such costs include personnel costs (such as salaries and employee benefits), overhead costs (such as office space and equipment) and out-of-pocket expenses related to the provision of services to the Partnership.

On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. At December 31, 2003, the Partnership had no amount outstanding under the TransCanada Credit Facility. As at March 12, 2004, $9.0 million is outstanding under the TransCanada Credit Facility.

Mr. Helman, a director of the general partner of the Partnership, is a partner of the law firm Mayer, Brown, Rowe & Maw LLP, which provides legal services on U.S. related matters to TransCanada, the parent of the general partner. Also, in the first half of 2002, Mayer, Brown, Rowe & Maw LLP provided limited legal services to the general partner on behalf of the Partnership solely relating to matters arising from Enron's voluntary petition for bankruptcy protection. The payments made by the Partnership and those made by its parent during the last calendar year did not exceed 5% of Mayer, Brown, Rowe & Maw LLP's consolidated gross revenues for that year. Mr. Helman did not participate, nor was he consulted in the provision of services to the Partnership, and Mayer, Brown, Rowe & Maw LLP have not since the first half of 2002 provided any further services to the Partnership.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth, for the periods indicated, the fees billed by the principal accountants.

                                                2003             2002
         ------------------------------------------------------------------
         Audit Fees                          65,500 (1)         79,660
         Audit-Related Fees (2)                  -                -
         Tax Fees (2)                            -                -
         All Other Fees (2)                      -                -

(1) On April 23, 2002, the Partnership filed a shelf registration statement with the SEC. These charges include fees paid to KPMG, the Partnership's external auditors, for services performed related to this filing in the amount of $3,000 (2002 - $18,860).

(2) The Partnership has not engaged its external auditors for any tax services, audit-related services, or other services in 2003 or 2002.

PART IV

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

                      *3.2  Certificate of Limited Partnership of TC
                            PipeLines, LP (Exhibit 3.2 to TC PipeLines, LP's
                            Form S-1 Registration Statement, Registration No.
                            333-69947, December 30, 1998).

                      *3.3  Certificate of Limited Partnership of TC
                            PipeLines Intermediate Limited Partnership
                            (Exhibit 3.3 to TC PipeLines, LP's Form S-1,
                            December 30, 1998).

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

                      *4.2 Indenture, Assignment and Security Agreement dated December 21, 1995 between Tuscarora Gas
                            Transmission Company and Wilmington Trust
                            Company, as trustee (Exhibit 99.1 to TC
                            PipeLines, LP's Form 10-Q, September 30, 2000).

                      *4.3  Indenture dated September 17, 2001, between Northern
                            Border Pipeline Company and Bank One Trust Company,
                            N.A. (Exhibit 4.2 to Northern Border Pipeline
                            Company, Form S-4 Registration Statement,
                            Registration No. 333-73282, November 13, 2001).

                      *4.4  Indenture dated April 29, 2002, between Northern
                            Border Pipeline Company and Bank One Trust
                            Company, NA, as trustee (Exhibit 4.1 to Northern
                            Border Pipeline Company's Form 10-Q, March 31,
                            2002).

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

                     *10.3  Renewal of U.S. $40,000,000 Two Year Revolving
                            Credit Facility between TC PipeLines, LP, as borrower, and TransCanada PipeLine USA Ltd., as lender dated May 28, 2003 (Exhibit 10.1 to TC
                            PipeLines, LP's Form 10-Q, August 14, 2003).

                     *10.4  Operating Agreement between Northern Border
                            Pipeline Company and Northern Plains Natural Gas
                            Company, dated February 28, 1980 (Exhibit 10.3 to
                            Northern Border Partners, L.P.'s Form S-1
                            Registration Statement No. 33-66158).

                     *10.5  Agreement among Northern Plains Natural Gas
                            Company, Pan Border Gas Company, Northwest Border
                            Pipeline Company, TransCanada Border PipeLine
                            Ltd., TransCan Northern Ltd., Northern Border
                            Intermediate Limited Partnership, Northern Border
                            Partners, L.P., and the Management Committee of
                            Northern Border Pipeline, dated as of March 17,
                            1999 (Exhibit 10.21 to Northern Border Partners,
                            L.P.'s 1998 Form 10-K/A, March 24, 1999).

                     *10.6  Directors' Compensation Plan of TC PipeLines, GP,
                            Inc. dated effective July 19, 1999 (Exhibit 10.36 to TC PipeLines, LP's Form 10-K, March 28, 2000).

                     *10.7 Purchase and Sale Agreement dated July 19, 2000 among TCPL Tuscarora Ltd., TC Tuscarora
                            Intermediate Limited Partnership, TC PipeLines
                            GP, Inc., TransCanada PipeLines Limited and
                            TransCanada PipeLine USA Ltd. (Exhibit 99.3 to TC
                            PipeLines, LP's Form 8-K, September 1, 2000).

                     *10.8 Credit Agreement dated as of August 22, 2000 among TC PipeLines, LP, the Lenders Party thereto and Bank One N.A., as agent (Exhibit 99.2 to TC
                            PipeLines, LP's Form 10-Q, September 30, 2000).

                   *10.8.1 First Amendment and Waiver to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One N.A., as agent, April 15, 2002
                            (Exhibit 10.1 to TC PipeLines, LP's Form 10-Q,
                            September 30, 2002).

                   *10.8.2  Second Amendment to Credit Agreement among TC
                            PipeLines, LP, the Lenders Party thereto and Bank
                            One N.A., as agent, September 30, 2002 (Exhibit
                            10.2 to TC PipeLines, LP's Form 10-Q, September
                            30, 2002).

                    10.8.3  Third Amendment to Credit Agreement among TC
                            PipeLines, LP, the Lenders Party thereto and Bank
                            One N.A., as agent, March 8, 2004.



                     *10.9  Employment Agreement between Northern Plains
                            Natural Gas Company and William R. Cordes effective June 1, 2002 (Exhibit 10.27 to Northern
                            Border Partners, L.P.'s Form 10-Q, June 30,
                            2001).

                   *10.9.1  Amendment to Employment Agreement between
                            Northern Plains Natural Gas Company and William
                            R. Cordes, effective September 25, 2001 (Exhibit
                            10.36 to Northern Border Pipeline Company's Form
                            S-4, November 13, 2001).

                    *10.10  Employment Agreement between Northern Plains
                            Natural Gas Company and Jerry L. Peters effective
                            April 1, 2002 (Exhibit 10.1 to Northern Border
                            Pipeline Company's Form 10-Q, March 31, 2002).

                    *10.11  Credit Agreement, dated as of May 16, 2002, among
                            Northern Border Pipeline Company, Bank One, NA,
                            Citibank, N.A., Bank of Montreal, SunTrust Bank,
                            Wachovia Bank, National Association, Banc One
                            Capital Markets, Inc, and Lenders (as defined therein) (Exhibit 10.1 to Northern Border
                            Partners L.P.'s Current Report on Form 8-K dated
                            June 26, 2002).

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

                      31.1  Certification of President and Chief Executive
                            Officer pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002.

                      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      32.1  Certification of President and Chief Executive
                            Officer pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.

                      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     *99.1 Consolidated balance sheet at December 31, 2002 of TC PipeLines GP, Inc., general partner of TC
                            PipeLines, LP (Exhibit 99.1 to TC PipeLines,
                            LP's Form 10-Q, August 14, 2003).

                      99.2  Consolidated balance sheet at December 31, 2003 of
                            TC PipeLines GP, Inc., general partner of
                            TC PipeLines, LP.

* Indicates exhibits incorporated by reference.

     (b)  Reports on Form 8-K

          1. Report on Form 8-K dated October 24, 2003 and filed on October 24, 2003 reporting that TC PipeLines, LP issued a press release announcing third quarter results for the period ended September 30, 2003.

          2. Report on Form 8-K dated December 19, 2003 and filed on December 19, 2003 reporting that Northern Border Pipeline advised that its Management Committee had unanimously agreed to (i) issue equity cash calls to its partners in the total amount of $130 million in early 2004 and $90 million in 2007; (ii) fund future growth capital expenditures with 50% equity capital contributions from its partners; and (iii) change the cash distribution policy of Northern Border Pipeline to be effective January 1, 2004.

          3. Report on Form 8-K dated December 31, 2003 and filed on December 31, 2003 reporting that Northern Border Pipeline filed a Form 8-K stating that the SEC issued an order on December 29, 2003 denying two applications filed by Enron seeking exemption under
               Section 3(a)(1), 3(a)(3) and 3(a)(5) of PUHCA. Northern Border Pipeline also stated that Enron filed for an exemption under
               Section 3(a) (4) of PUHCA, based on the temporary nature of the applicant's current or proposed interest in Portland General Electric Company, as described in Enron's and certain of its subsidiaries' Chapter 11 plan.

          4. Report on Form 8-K dated January 16, 2004 and filed on January 20, 2004 reporting that TC PipeLines, LP issued a press release announcing its fourth quarter distribution.

          5. Report on Form 8-K dated January 29, 2004 and filed on January 30, 2004 reporting that TC PipeLines, LP issued a press release announcing fourth quarter and annual results for the period ended December 31, 2003.

          6. Report on Form 8-K dated February 9, 2004 and filed on February 9, 2004 reporting that Northern Border Pipeline filed an Form 8-K stating that, as previously reported on December 31, 2003, Enron and other related entities had filed with the SEC an application for exemption under Section 3(a)(4) of PUHCA. By SEC order entered January 30, 2004, the hearing date on Enron's pending application for exemption under PUHCA was postponed until February 9, 2004 and by SEC order entered February 6, 2004, the hearing date has now been postponed until further notice on the condition that a status report on Enron's offer of settlement be provided no later than March 8, 2004.

          7. Report on Form 8-K dated March 2, 2004 and filed on March 2, 2004, furnishing the presentation of Mr. Ron Turner, President and Chief Executive Officer of TC PipeLines, LP at the Master Limited Partnership Investor Conference 2004, held in New York City on March 2, 2004.

          8. Report on Form 8-K dated March 10, 2004 and filed March 11, 2004, reporting that, on March 9, 2004, Enron registered as a holding company under the Public Utility Holding Company Act of 1935. This Form 8-K also reported that on March 10, 2004, Northern Border Pipeline filed a Form 8-K announcing that the SEC has granted Enron's request on behalf of Northern Border Partners, which includes its subsidiary Northern Border Pipeline, to allow Northern Border Partners to declare and pay distributions. The approval is part of the SEC order issued March 9, 2004, after Enron registered as a holding company under PUHCA. The authorizations are effective until the earlier of the deregistration of Enron under PUHCA or July 31, 2005.

          (c)  None.

          (d)  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March 2004.


                                     TC PIPELINES, LP
                                     (A Delaware Limited Partnership)
                                     by its general partner,
                                     TC PipeLines GP, Inc.


                                          /s/ Ronald J. Turner
                                     By:  --------------------------------------
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


       SIGNATURE                                   TITLE                              DATE
       ---------                                   -----                              ----
/s/ Ronald J. Turner
-----------------------------
Ronald J. Turner                    President and Chief Executive Officer
                                    and Director (Principal Executive Officer)    March 12, 2004


/s/ Russell K. Girling
-----------------------------
Russell K. Girling                  Chief Financial Officer
                                    and Director (Principal Financial Officer)    March 12, 2004


/s/ Amy W. Leong
-----------------------------
Amy W. Leong                        Controller (Principal Accounting Officer)     March 12, 2004


/s/ Albrecht W.A. Bellstedt
-----------------------------
Albrecht W. A. Bellstedt            Director                                      March 12, 2004


/s/ Kristine L. Delkus
-----------------------------
Kristine L. Delkus                  Director                                      March 12, 2004


/s/ Robert A. Helman
-----------------------------
Robert A. Helman                    Director                                      March 12, 2004


/s/ Jack F. Jenkins-Stark
-----------------------------
Jack F. Jenkins-Stark               Director                                      March 12, 2004


/s/ David L. Marshall
-----------------------------
David L. Marshall                   Director                                      March 12, 2004

                                TC PIPELINES, LP
                          INDEX TO FINANCIAL STATEMENTS

                                                                              PAGE NO.
                                                                              --------
 FINANCIAL STATEMENTS OF TC PIPELINES, LP

 Independent Auditors' Report                                                    F-2
 Balance Sheet - December 31, 2003 and 2002                                      F-3
 Statement of Income - Years Ended December 31, 2003, 2002
     and 2001                                                                    F-3
 Statement of Comprehensive Income - Years Ended December 31, 2003,
     2002 and 2001                                                               F-4
 Statement of Cash Flows - Years Ended December 31, 2003, 2002
     and 2001                                                                    F-4
 Statement of Changes in Partners' Equity - Years Ended
     December 31, 2003, 2002 and 2001                                            F-5
 Notes to Financial Statements                                                   F-6

 FINANCIAL STATEMENTS OF NORTHERN BORDER PIPELINE COMPANY

 Independent Auditors' Report                                                   F-14
 Balance Sheet - December 31, 2003 and 2002                                     F-15
 Statement of Income - Years Ended December 31, 2003, 2002 and 2001             F-16
 Statement of Comprehensive Income - Years Ended
     December 31, 2003, 2002 and 2001                                           F-16
 Statement of Cash Flows - Years Ended December 31, 2003, 2002 and 2001         F-17
 Statement of Changes in Partners' Equity - Years Ended
     December 31, 2003, 2002 and 2001                                           F-18
 Notes to Financial Statements                                                  F-19

 FINANCIAL STATEMENTS SCHEDULE OF NORTHERN BORDER PIPELINE COMPANY

 Independent Auditors' Report on Schedule                                        S-1
 Schedule II - Valuation and Qualifying Accounts                                 S-2

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of TC PipeLines GP, Inc., General Partner of TC PipeLines, LP:

We have audited the accompanying balance sheets of TC PipeLines, LP (a Delaware limited partnership) as of December 31, 2003 and 2002 and the related statements of income, comprehensive income, cash flows and changes in partners' equity for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC PipeLines, LP as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Calgary, Canada
March 4, 2004

                                TC PIPELINES, LP
                                  BALANCE SHEET

DECEMBER 31 (MILLIONS OF DOLLARS)                                      2003              2002
-----------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                                  7.5               6.4

Investment in Northern Border Pipeline                                 240.7             242.9
Investment in Tuscarora                                                 39.9              36.7
                                                             ----------------------------------
                                                                       288.1             286.0
                                                             ----------------------------------
                                                             ----------------------------------

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
   Accounts payable                                                      0.6               0.6
   Current portion of long-term debt                                     5.5                 -
                                                             ----------------------------------
                                                                         6.1               0.6
                                                             ----------------------------------

Long-Term Debt                                                             -              11.5

Partners' Equity
   Common units                                                        260.4             238.9
   Subordinated units                                                   13.9              27.0
   General partner                                                       6.1               5.9
   Other comprehensive income                                            1.6               2.1
                                                             ----------------------------------
                                                                       282.0             273.9
                                                             ----------------------------------
                                                                       288.1             286.0
                                                             ----------------------------------
                                                             ----------------------------------


                               STATEMENT OF INCOME

                                                                      Year ended December 31,
                                                        -----------------------------------------------------

(MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)                     2003              2002              2001
-------------------------------------------------------------------------------------------------------------
EQUITY INCOME FROM INVESTMENT IN
  NORTHERN BORDER PIPELINE                                        44.5              42.8              42.1
EQUITY INCOME FROM INVESTMENT IN
  TUSCARORA                                                        5.3               4.7               3.6
GENERAL AND ADMINISTRATIVE EXPENSES                               (1.7)             (1.5)             (1.2)
FINANCIAL CHARGES                                                 (0.1)             (0.5)             (1.0)
                                                        -----------------------------------------------------
NET INCOME                                                        48.0              45.5              43.5
                                                        -----------------------------------------------------
                                                        -----------------------------------------------------

NET INCOME PER UNIT                                               $2.63             $2.50             $2.40

UNITS OUTSTANDING (MILLIONS)                                       17.5              17.5              17.5
                                                        -----------------------------------------------------
                                                        -----------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                TC PIPELINES, LP
                        STATEMENT OF COMPREHENSIVE INCOME

                                                                         Year ended December 31,
                                                             ------------------------------------------------
(MILLIONS OF DOLLARS)                                                   2003             2002          2001
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                             48.0             45.5           43.5
OTHER COMPREHENSIVE INCOME
Transition adjustment from adoption of SFAS No. 133                     -                -              3.1
Change associated with current period hedging transactions             (0.5)            (0.9)          (0.1)

                                                             ------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                             47.5             44.6           46.5
                                                             ------------------------------------------------
                                                             ------------------------------------------------


                             STATEMENT OF CASH FLOWS

                                                                         Year ended December 31,
                                                             -------------------------------------------------
(MILLIONS OF DOLLARS)                                                   2003             2002          2001
--------------------------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net Income                                                             48.0             45.5           43.5
Add/(deduct):
Equity income less than/(in excess of) distributions
  received                                                              1.6              6.3           (0.4)
Increase/(decrease) in accounts payable                                 -                0.2           (0.1)
(Decrease)/increase in accrued interest                                 -               (0.1)          (0.1)
Other                                                                   -                0.2            -
                                                             -------------------------------------------------
                                                                       49.6             52.1           42.9
                                                             -------------------------------------------------
INVESTING ACTIVITIES
Investment in Tuscarora                                                (4.1)            (7.4)           -
Return of Capital from Northern Border Pipeline Company                 1.0              -              -
Deferred amounts                                                        -                -             (0.1)
                                                             -------------------------------------------------
                                                                       (3.1)            (7.4)          (0.1)
                                                              -------------------------------------------------

FINANCING ACTIVITIES
Distributions paid                                                    (39.4)           (37.4)         (35.2)
Reduction of long-term debt                                            (6.0)           (10.0)           -
Other                                                                   -               (0.1)           -
                                                              -------------------------------------------------
                                                                      (45.4)           (47.5)         (35.2)
                                                              -------------------------------------------------
INCREASE/(DECREASE) IN CASH                                             1.1             (2.8)           7.6
CASH, BEGINNING OF YEAR                                                 6.4              9.2            1.6
                                                              -------------------------------------------------
CASH, END OF YEAR                                                       7.5              6.4            9.2
                                                              -------------------------------------------------
                                                              -------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                                 TC PIPELINES, LP
                                     STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                                                                                Other
                                                                                     General  Comprehensive
                                          Common Units        Subordinated Units     Partner     Income        Partners' Equity
                                       --------------------------------------------------------------------------------------------
                                       (millions  (millions   (millions  (millions  (millions   (millions     (millions  (millions
                                       of units) of dollars)  of units) of dollars)of dollars) of dollars)    of units) of dollars)
                                       --------------------------------------------------------------------------------------------
Partners' Equity at December 31, 2000      14.7       212.3        2.8       37.9        5.2           -           17.5      255.4
Net Income                                   -         35.3         -         6.8        1.4           -            -         43.5
Distributions Paid                           -        (28.6)        -        (5.5)      (1.1)          -            -        (35.2)
Other Comprehensive Income                   -          -           -          -          -            3.0          -          3.0
                                       --------------------------------------------------------------------------------------------
Partners' Equity at December 31, 2001      14.7       219.0        2.8       39.2        5.5           3.0         17.5      266.7
Net Income                                   -         37.5         -         6.2        1.8           -            -         45.5
Distributions Paid                           -        (30.7)        -        (5.3)      (1.4)          -            -        (37.4)
Subordinated Unit Conversion                0.9        13.1       (0.9)     (13.1)        -            -            -          -
Other Comprehensive Income                   -          -           -          -          -           (0.9)         -         (0.9)
                                       --------------------------------------------------------------------------------------------
Partners' Equity at December 31, 2002      15.6       238.9        1.9       27.0        5.9           2.1         17.5      273.9
NET INCOME                                   -         42.1         -         3.9        2.0           -            -         48.0
DISTRIBUTIONS PAID                           -        (34.1)        -        (3.5)      (1.8)          -            -        (39.4)
SUBORDINATED UNIT CONVERSION                0.9        13.5       (0.9)     (13.5)        -            -            -          -
OTHER COMPREHENSIVE INCOME                   -          -           -          -          -           (0.5)         -         (0.5)
                                       --------------------------------------------------------------------------------------------
PARTNERS' EQUITY AT DECEMBER 31, 2003      16.5       260.4        1.0       13.9        6.1           1.6         17.5      282.0
                                       --------------------------------------------------------------------------------------------
                                       --------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                TC PIPELINES, LP
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION

TC PipeLines, LP, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership. TC PipeLines was formed by TransCanada PipeLines Limited, a subsidiary of TransCanada Corporation (collectively refered to herein as TransCanada), to acquire, own and participate in the management of United States-based pipeline assets.

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

     TC PipeLines is managed by its general partner, TC PipeLines GP, Inc. (General Partner), an indirect wholly-owned subsidiary of TransCanada. The General Partner provides certain administrative services for the Partnership and is reimbursed for its costs and expenses. In addition to its 2% general partner interest, the General Partner owns 1,872,870 common units and 936,436 subordinated units, representing an effective 15.7% limited partner interest in the Partnership at December 31, 2003. TransCanada indirectly holds 2,800,000 common units representing an effective 15.7% limited partner interest in the Partnership at December 31, 2003.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF PRESENTATION

The accompanying financial statements and related notes present the financial position of the Partnership as of December 31, 2003 and 2002 and the results of its operations, cash flows and changes in partners' equity for the years ended December 31, 2003, 2002 and 2001. The Partnership uses the equity method of accounting for its investments in Northern Border Pipeline and Tuscarora, over which it is able to exercise significant influence. Other comprehensive income recorded by TC PipeLines arises through its equity investments in Northern Border Pipeline and Tuscarora and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora. Amounts are stated in United States dollars.

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

(d)  PARTNERS' EQUITY

Costs incurred in connection with the issuance of units are deducted from the proceeds received. Costs incurred to convert subordinated units to common units were deducted from Partners' Equity.

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

     TC PipeLines' equity income amounted to $44.5 million, $42.8 million and $42.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, representing 30% of the net income of Northern Border Pipeline for the same periods. Undistributed earnings of Northern Border Pipeline amounted to zero, $1.3 million and $8.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The following sets out summarized financial information for Northern Border Pipeline as at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

DECEMBER 31 (MILLIONS OF DOLLARS)                                       2003             2002
-----------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                              28.7             25.4
Other current assets                                                   40.8             40.8
Plant, property and equipment, net                                  1,591.8          1,636.0
Other assets                                                           31.3             37.8
                                                             ----------------------------------
                                                                    1,692.6          1,740.0
                                                             ----------------------------------
                                                             ----------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                    62.3            130.9
Reserves and deferred credits                                           6.4             15.4
Long-term debt                                                        821.5            783.9
Partners' Equity
  Partners' capital                                                   797.2            803.0
  Accumulated other comprehensive income                                5.2              6.8
                                                             ----------------------------------
                                                                    1,692.6          1,740.0
                                                             ----------------------------------
                                                             ----------------------------------

YEAR ENDED DECEMBER 31 (MILLIONS OF DOLLARS)                            2003             2002          2001
-------------------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                              324.2            321.0          313.1
Costs and expenses                                                    (73.4)           (69.9)         (59.3)
Depreciation                                                          (57.8)           (58.7)         (57.5)
Financial charges                                                     (44.9)           (51.5)         (55.4)
Other income/(expense)                                                  0.1              1.8           (0.4)
                                                             ------------------------------------------------
Net income                                                            148.2            142.7          140.5
                                                             ------------------------------------------------
                                                             ------------------------------------------------

NOTE 4  INVESTMENT IN TUSCARORA GAS TRANSMISSION COMPANY

The Partnership owns a 49% general partner interest in Tuscarora. The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TransCanada. Tuscarora is regulated by the FERC.

     TC PipeLines' equity income from Tuscarora amounted to $5.3 million, $4.7 million and $3.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, representing 49% of the net income of Tuscarora for the same periods. Undistributed earnings of Tuscarora amounted to zero, $0.8 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The following sets out summarized financial information for Tuscarora as at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. TC PipeLines has held its general partner interest since September 1, 2000.

DECEMBER 31 (MILLIONS OF DOLLARS)                                       2003             2002
-----------------------------------------------------------------------------------------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                               1.8              0.6
Other current assets                                                    4.3              4.3
Plant, property and equipment, net                                    141.9            148.4
Other assets                                                            1.6              1.2
                                                             ----------------------------------
                                                                      149.6            154.5
                                                             ----------------------------------
                                                             ----------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                     6.7             14.6
Long-term debt                                                         80.8             85.3
Partners' Equity
  Partners' capital                                                    62.0             54.2
  Accumulated other comprehensive income                                0.1              0.4
                                                             ----------------------------------
                                                                      149.6            154.5
                                                             ----------------------------------
                                                             ----------------------------------

YEAR ENDED DECEMBER 31 (MILLIONS OF DOLLARS)                            2003             2002          2001
-------------------------------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                               29.7             23.1           21.3
Costs and expenses                                                     (5.0)            (2.8)          (2.6)
Depreciation                                                           (6.4)            (4.9)          (4.6)
Financial charges                                                      (6.5)            (5.7)          (6.1)
Other income                                                            -                0.7            0.3
                                                             ------------------------------------------------
Net income                                                             11.8             10.4            8.3
                                                             ------------------------------------------------
                                                             ------------------------------------------------

NOTE 5  CREDIT FACILITIES AND LONG-TERM DEBT

On March 8, 2004, the Partnership renewed its credit facility (Revolving
Credit Facility) with Bank One, NA, as administrative agent under which the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility bear interest at a floating rate. The Revolving Credit Facility matures on February 28, 2006. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to finance capital expenditures and for other general purposes. At December 31, 2003, the Partnership had borrowings of $5.5 million outstanding under the Revolving Credit Facility (2002 - $11.5 million). The fair value of the Revolving Credit Facility approximates its carrying value because the interest rate is a floating rate. The interest rate on the Revolving Credit Facility averaged 2.58% for the year (2002 - 3.57%; 2001 - 5.19%) and was 2.42% at the end of the year (2002 - 2.70%). Interest paid during the years ended December 31, 2003, 2002 and 2001 was $0.2 million, $0.4 million and $1.2 million, respectively.

     On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility), with TransCanada PipeLine USA Ltd., an affiliate of the General Partner. The TransCanada Credit Facility bears interest at London Interbank Offered Rate plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the General Partner, if necessary. At December 31, 2003 and 2002, the Partnership had no amount outstanding under the TransCanada Credit Facility.

NOTE 6  PARTNERS' CAPITAL AND CASH DISTRIBUTIONS

Partners' capital consists of 16,563,564 common units representing a 92.8% limited partner interest (which number includes 1,872,870 common units are held by the General Partner and 2,800,000 common units are owned by an affiliate of the General Partner), 936,436 subordinated units owned by the General Partner representing a 5.2% limited partner interest and a 2% general partner interest. In aggregate the General Partner's and its affiliate's interests represent an effective 32% ownership of the Partnership's equity.

     The Partnership makes cash distributions to its partners with respect to each calendar quarter within 45 days after the end of each quarter. Distributions are based on available cash, which includes all cash and cash equivalents of the Partnership and working capital borrowings less reserves established by the General Partner. The Unitholders currently receive a quarterly distribution of $0.55 per unit if and to the extent there is sufficient available cash. Distributions to holders of the subordinated units are subject, while subordinated units remain outstanding (Subordination Period), to the prior rights of holders of the common units to receive the quarterly distribution. Common units will not accrue arrearages with respect to distributions for any quarter after the Subordination Period and subordinated units will not accrue any arrearages with respect to distributions for any quarter.

     The Subordination Period generally cannot end before June 30, 2004. Upon expiration of the Subordination Period, all subordinated units will be converted on a one-for-one basis into common units and will participate pro rata with all other common units in future distributions. On August 1, 2002, 936,435 subordinated units, representing one-third of the outstanding subordinated units held by the General Partner, upon satisfaction of the financial tests set forth in the partnership agreement, automatically converted into an equal number of common units as provided for in the partnership agreement of TC PipeLines. On August 1, 2003, an additional 936,435 subordinated units, representing one-half of the then remaining subordinated units held by the General Partner, upon satisfaction of the financial tests set forth in the partnership agreement, automatically converted into an equal number of common units as provided for in the partnership agreement of TC PipeLines. This reduces the number of outstanding subordinated units to 936,436, which will, upon satisfaction of the financial tests, automatically convert into common units on the first date after the record date for distributions for the quarter ending June 30, 2004.

     As an incentive, the General Partner's percentage interest in quarterly distributions is increased after certain specified target levels are met. The incremental incentive distributions payable to the General Partner are 15%, 25%, and 50% of all quarterly distributions of Available Cash that exceed target levels of $0.45, $0.5275 and $0.69, respectively, per unit. For the years ended December 31, 2003, 2002 and 2001, the Partnership distributed $2.175, $2.075 and $1.975, respectively, per unit. The distributions for the year ended December 31, 2003, 2002 and 2001 included incentive distributions to the General Partner in the amount of $1.2 million, $0.8 million and $0.5 million, respectively.

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

NOTE 7  NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of common and subordinated units outstanding. The General Partner's allocation is equal to an amount based upon the General Partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

                                                                         Year ended December 31,
                                                              -----------------------------------------------
(MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)                          2003             2002          2001
-------------------------------------------------------------------------------------------------------------
Net Income                                                              48.0            45.5           43.5
                                                              -----------------------------------------------
Net income allocated to General Partner
     General Partner interest                                           (1.0)           (0.9)          (0.8)
     Incentive distribution income allocation                           (1.0)           (0.9)          (0.6)
                                                              -----------------------------------------------
                                                                        (2.0)           (1.8)          (1.4)
                                                              -----------------------------------------------
Net income allocable to units                                           46.0            43.7           42.1
Weighted average units outstanding (millions)                           17.5            17.5           17.5
                                                              -----------------------------------------------
Net income per unit                                                    $2.63           $2.50          $2.40
                                                              -----------------------------------------------
                                                              -----------------------------------------------

NOTE 8  RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The Partnership Agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs reimbursed to the General Partner by the Partnership were approximately $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Such costs include (i) personnel costs (such as salaries and employee benefits), (ii) overhead costs (such as office space and equipment) and
(iii) out-of-pocket expenses related to the provision of such services.

NOTE 9  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following sets forth selected financial data for the four quarters of each of 2003 and 2002. Certain comparative figures have been redefined to conform to the 2003 presentation.

QUARTER ENDED
(MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)      MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
2003
     Equity Income                                       12.3             12.5            12.5              12.5
     Net Income                                          11.9             12.0            12.0              12.1
     Net Income per Unit                                $0.66            $0.66           $0.65             $0.66
     Cash Distributions Paid                              9.6              9.6            10.1              10.1
2002
     Equity Income                                       12.4             12.6            12.9               9.6
     Net Income                                          11.9             12.2            12.5               8.9
     Net Income per Unit                                $0.66            $0.67           $0.68             $0.49
     Cash Distributions Paid                              9.1              9.1             9.6               9.6

NOTE 10  ACCOUNTING PRONOUNCEMENTS

During 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and Interpretation (FIN) No. 46,"Consolidation of Variable Interest Entities," and reissued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

     SFAS No. 149 amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133. As at December 31, 2003, TC PipeLines does not engage in any hedging activities and is not affected by the changes resulting from this standard other than any impact arising from the Partnership's equity investees.

     SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003. As at December 31, 2003, TC PipeLines has not entered into any financial instruments that would be affected by this standard and, therefore, is not affected by the changes resulting from this standard.

     SFAS No. 132 (Revised) revises employers' disclosures about pension plans and other postretirement benefits plans. It does not change the measurement or recognition of those plans in earlier Statements or the disclosure requirements contained in the original SFAS No. 132. This revision requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As at December 31, 2003, TC PipeLines does not have a pension plan or other postretirement benefit plans and is not affected by the changes resulting from this standard.

     FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51 and provides guidance on the identification of, and financial reporting for, certain entities over which control is achieved through financial controls (variable interests) rather than voting rights. Such entities are referred to as variable interest entities. The holder of the majority of an entity's variable interests will be required to consolidate the variable interest entity. The application of this Interpretation does not impact the financial statements of TC PipeLines.

NOTE 11  SUBSEQUENT EVENTS

On January 16, 2004, the Board of Directors of the General Partner declared a cash distribution of $0.55 per unit related to the three months ended December 31, 2003. The $10.1 million distribution was paid on February 13, 2004 in the following manner: $9.1 million to the holders of common units as of the close of business on January 30, 2003, $0.5 million to the General Partner as holder of the subordinated units, $0.3 million to the General Partner as holder of incentive distribution rights and $0.2 million to the General Partner in respect of its 2% general partner interest.

On January 30, 2004, TC PipeLines paid $19.5 million related to its share of a capital contribution to Northern Border Pipeline.

                          INDEPENDENT AUDITORS' REPORT

Northern Border Pipeline Company:

We have audited the accompanying balance sheets of Northern Border Pipeline Company (a Texas partnership) as of December 31, 2003 and 2002, and the related statements of income, comprehensive income, cash flows, and changes in partners' equity for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Omaha, Nebraska
January 27, 2004

                        NORTHERN BORDER PIPELINE COMPANY

                                  BALANCE SHEET

                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                          -------------------------------
ASSETS                                                                       2003                  2002
------                                                                    ----------           ----------
CURRENT ASSETS
   Cash and cash equivalents                                              $   28,732           $   25,358
   Accounts receivable                                                        33,292               32,774
   Related party receivables (net of allowance
      for doubtful accounts of $4,815 and $4,805
      in 2003 and 2002, respectively)                                            395                1,552
   Materials and supplies, at cost                                             4,818                4,721
   Prepaid expenses and other                                                  2,267                1,844
                                                                          ----------           ----------
      Total current assets                                                    69,504               66,249
                                                                          ----------           ----------
NATURAL GAS TRANSMISSION PLANT
   In service                                                              2,434,369            2,427,459
   Construction work in progress                                               4,447                4,027
                                                                          ----------           ----------
      Total property, plant and equipment                                  2,438,816            2,431,486
   Less: Accumulated provision for
      depreciation and amortization                                          847,061              795,525
                                                                          ----------           ----------
      Property, plant and equipment, net                                   1,591,755            1,635,961
                                                                          ----------           ----------
OTHER ASSETS
  Derivative financial instruments                                            16,648               21,204
  Unamortized debt expense                                                     5,206                6,142
  Regulatory asset                                                             8,196               10,481
                                                                          ----------           ----------
      Total other assets                                                      30,050               37,827
                                                                          ----------           ----------
      Total assets                                                        $1,691,309           $1,740,037
                                                                          ----------           ----------
                                                                          ----------           ----------
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES
   Current maturities of long-term debt                                   $       --           $   65,000
   Accounts payable                                                            7,055               17,103
   Related party payables                                                     15,582                7,323
   Accrued taxes other than income                                            28,947               28,374
   Accrued interest                                                           10,717               13,173
                                                                          ----------           ----------
      Total current liabilities                                               62,301              130,973
                                                                          ----------           ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                    821,498              783,906
                                                                          ----------           ----------
RESERVES AND DEFERRED CREDITS                                                  5,072               15,386
                                                                          ----------           ----------
COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY
   Partners' capital                                                         797,236              803,014
   Accumulated other comprehensive income                                      5,202                6,758
                                                                          ----------           ----------
      Total partners' equity                                                 802,438              809,772
                                                                          ----------           ----------
      Total liabilities and partners' equity                              $1,691,309           $1,740,037
                                                                          ----------           ----------
                                                                          ----------           ----------

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                               STATEMENT OF INCOME

                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                            2003              2002              2001
                                                          --------          --------          --------
OPERATING REVENUES
   Operating revenues                                     $324,185          $321,050           $315,145
   Provision for rate refunds                                   --                --             (2,057)
                                                          --------          --------            -------
      Operating revenues, net                              324,185           321,050            313,088
                                                          --------          --------           --------
OPERATING EXPENSES
   Operations and maintenance                               43,791            41,442             33,695
   Depreciation and amortization                            57,779            58,714             57,516
   Taxes other than income                                  29,634            28,436             25,636
                                                          --------          --------           --------
      Operating expenses                                   131,204           128,592            116,847
                                                          --------          --------           --------
OPERATING INCOME                                           192,981           192,458            196,241
                                                          --------          --------           --------
INTEREST EXPENSE
   Interest expense                                         44,903            51,550             56,262
   Interest expense capitalized                                (46)              (25)              (911)
                                                          --------          --------           --------
      Interest expense, net                                 44,857            51,525             55,351
                                                          --------          --------           --------
OTHER INCOME (EXPENSE)
   Allowance for equity funds used
      during construction                                       53                26                925
   Other income                                              1,373             2,476              1,417
   Other expense                                            (1,350)             (716)            (2,774)
                                                          --------          --------           --------
      Other income (expense)                                    76             1,786               (432)
                                                          --------          --------           --------
NET INCOME TO PARTNERS                                    $148,200          $142,719           $140,458
                                                          --------          --------           --------
                                                          --------          --------           --------


                        NORTHERN BORDER PIPELINE COMPANY

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                            2003              2002              2001
                                                          --------          --------          --------
Net income to partners                                    $148,200          $142,719           $140,458
Other comprehensive income:
   Transition adjustment from
     adoption of SFAS No. 133                                   --                --             10,347
   Change associated with current
     period hedging transactions                            (1,556)           (2,415)            (1,174)
                                                          --------          --------           --------
Total comprehensive income                                $146,644          $140,304           $149,631
                                                          --------          --------           --------
                                                          --------          --------           --------

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                     2003            2002           2001
                                                                   --------        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                           $ 148,200      $ 142,719      $ 140,458
                                                                    ---------      ---------      ---------
   Adjustments to reconcile net income to
   partners to net cash provided by
   operating activities:
      Depreciation and amortization                                    58,144         59,079         57,881
      Provision for regulatory refunds                                    261         10,000          2,036
      Regulatory refunds paid                                         (10,261)            --         (6,762)
      Allowance for equity funds used
        during construction                                               (53)           (26)          (925)
      Reserves and deferred credits                                     1,001           (237)           736
      Changes in components of working capital                         (3,551)        13,268          4,583
      Other                                                              (471)          (447)          (685)
                                                                    ---------      ---------      ---------
           Total adjustments                                           45,070         81,637         56,864
                                                                    ---------      ---------      ---------
      Net cash provided by operating activities                       193,270        224,356        197,322
                                                                    ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment, net                                              (12,918)        (9,243)       (54,659)
                                                                    ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                         (153,978)      (164,126)      (143,032)
   Issuance of long-term debt, net                                    142,000        431,894        385,400
   Retirement of long-term debt                                      (165,000)      (468,000)      (374,000)
   Decrease in bank overdrafts                                             --             --        (22,437)
   Proceeds (payments) upon termination of
      derivatives                                                          --          2,351         (4,070)
   Long-term debt financing costs                                          --         (2,877)        (2,567)
                                                                    ---------      ---------      ---------
      Net cash used in financing activities                          (176,978)      (200,758)      (160,706)
                                                                    ---------      ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 3,374         14,355        (18,043)

Cash and cash equivalents-beginning of year                            25,358         11,003         29,046
                                                                    ---------      ---------      ---------
Cash and cash equivalents-end of year                               $  28,732      $  25,358      $  11,003
                                                                    ---------      ---------      ---------
                                                                    ---------      ---------      ---------

-----------------------------------------------------------------------------------------------------------

Changes in components of working capital:
   Accounts receivable                                              $  (4,908)     $   5,369      $   3,432
   Materials and supplies                                                 (97)           152           (163)
   Prepaid expenses and other                                            (422)          (113)        (1,484)
   Accounts payable                                                     3,758         10,006          1,643
   Accrued taxes other than income                                        573          1,207           (970)
   Accrued interest                                                    (2,455)        (3,353)         2,125
                                                                    ---------      ---------      ---------
   Total                                                            $  (3,551)     $  13,268      $   4,583
                                                                    ---------      ---------      ---------
                                                                    ---------      ---------      ---------

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                        TC            NORTHERN
                                     PIPELINES         BORDER           ACCUMULATED
                                    INTERMEDIATE     INTERMEDIATE          OTHER          TOTAL
                                      LIMITED          LIMITED         COMPREHENSIVE     PARTNERS'
                                    PARTNERSHIP      PARTNERSHIP          INCOME          EQUITY
                                    ------------     -------------     -------------    ----------
Partners' Equity at
   December 31, 2000                  248,098          578,897                --          826,995

Net income to
   partners                            42,138           98,320                --          140,458

Transition adjustment
   from adoption of
   SFAS No. 133                            --               --            10,347           10,347

Change associated
   with current period
   hedging transactions                    --               --            (1,174)          (1,174)

Distributions paid                    (42,910)        (100,122)               --         (143,032)
                                     --------        ---------           -------        ---------

Partners' Equity at
   December 31, 2001                  247,326          577,095             9,173          833,594

Net income to
   partners                            42,816           99,903                --          142,719

Change associated
   with current period
   hedging transactions                    --               --            (2,415)          (2,415)

Distributions paid                    (49,238)        (114,888)               --         (164,126)
                                     --------        ---------           -------        ---------

Partners' Equity at
   December 31, 2002                  240,904          562,110             6,758          809,772

Net income to
   partners                            44,460          103,740                --          148,200

Change associated
   with current period
   hedging transactions                    --               --            (1,556)          (1,556)

Distributions paid                    (46,193)        (107,785)               --         (153,978)
                                     --------        ---------           -------        ---------
Partners' Equity at
   December 31, 2003                 $239,171        $ 558,065           $ 5,202        $ 802,438
                                     --------        ---------           -------        ---------
                                     --------        ---------           -------        ---------

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND MANAGEMENT

     Northern Border Pipeline Company (Northern Border Pipeline) is a Texas general partnership formed in 1978. The ownership percentages of the partners in Northern Border Pipeline (Partners) at December 31, 2003 and 2002 are as follows:

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

     Northern Border Pipeline is managed by a Management Committee that includes three representatives from Northern Border Intermediate Limited Partnership (Partnership) and one representative from TC PipeLines Intermediate Limited Partnership (TC PipeLines). The Partnership's representatives selected by its general partners, Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company, a wholly-owned subsidiary of TransCanada PipeLines Limited, which is a subsidiary of TransCanada Corporation and affiliate of TC PipeLines, have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest. The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains, as defined by an operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of Northern Plains. Northern Plains also utilizes Enron affiliates for management services related to Northern Border Pipeline. For the years ended
     December 31, 2003, 2002, and 2001, Northern Border Pipeline's charges from Northern Plains and its affiliates totaled approximately $25.6 million, $22.8 million and $29.5 million, respectively. See Note 10 for a discussion of Northern Border Pipeline's relationships with Enron and developments involving Enron.

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

          Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. Northern Border Pipeline believes the recovery of the existing regulatory assets is probable. If future recovery ceases to be probable, Northern Border Pipeline would be required to write off the regulatory assets at that time. At December 31, 2003 and 2002, Northern Border Pipeline has reflected regulatory assets of approximately $8.2 million and $10.5 million, respectively, in other assets on the balance sheet. Northern Border Pipeline is recovering the regulatory assets from its shippers over varying time periods, which range from five to 44 years.

     (C)  REVENUE RECOGNITION

          Northern Border Pipeline transports gas for shippers under a tariff regulated by the FERC. The tariff specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on the pipeline system. Northern Border Pipeline's revenues are derived from agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. Revenues for Northern Border Pipeline are recognized based upon contracted capacity and actual volumes transported under transportation service agreements. An allowance for doubtful accounts is recorded in situations where collectibility is not reasonably assured. Northern Border Pipeline does not own the gas that it transports, and therefore it does not assume the related natural gas commodity risk.

     (D)  INCOME TAXES

          Income taxes are the responsibility of the Partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its rates the income taxes, which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of determining transportation rates in calculating the return allowed by the FERC, Partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $350 million and $343 million at December 31, 2003 and 2002, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

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

          Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of Northern Border Pipeline's FERC tariff. The effective depreciation rate applied to Northern Border Pipeline's transmission plant is 2.25%. Composite rates are applied to all other functional groups of property having similar economic characteristics.

     (G)  RISK MANAGEMENT

          Financial instruments are used by Northern Border Pipeline in the management of its interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. Northern Border Pipeline does not use these instruments for trading purposes. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Northern Border Pipeline adopted SFAS No. 133 beginning January 1, 2001. See
          Note 6 for a discussion of Northern Border Pipeline's derivative instruments and hedging activities.

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

     In February 2003, Northern Border Pipeline filed to amend its FERC tariff to clarify the definition of company use gas, which is gas supplied by its shippers for its operations, by adding detailed language to the broad categories that comprise company use gas. Northern Border Pipeline had included in its collection of company use gas, quantities that were equivalent to the cost of electric power at its electric-driven compressor stations during the period of June 2001 through January 2003. On March 27, 2003, the FERC issued an order rejecting Northern Border Pipeline's proposed tariff sheet revision and requiring refunds with interest within 90 days of the order. Northern Border Pipeline made refunds to its shippers of $10.3 million in May 2003.

4.   TRANSPORTATION SERVICE AGREEMENTS

     Operating revenues are collected pursuant to the FERC tariff through firm transportation service agreements. The firm service agreements extend for various terms with termination dates that range from March 2004 to December 2013. Northern Border Pipeline also has interruptible transportation service agreements and other transportation service agreements with numerous shippers.

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

     For the year ended December 31, 2003, Northern Border Pipeline's largest shippers were BP Canada Energy Marketing Corp. (BP Canada), Pan-Alberta Gas (U.S.) Inc. (Pan-Alberta) and EnCana Marketing U.S.A. Inc. (EnCana). At December 31, 2003, BP Canada had approximately 21% of the contracted firm capacity and EnCana had approximately 19% of the contracted firm capacity. Pan-Alberta's firm service agreements, which had been managed by Mirant Americas Energy Marketing, LP, terminated October 31, 2003. The BP Canada firm service agreements extend for various terms with termination dates from October 2004 to February 2012. The EnCana firm service agreements extend for various terms with termination dates from March 2004 to June 2009. Operating revenues from BP Canada, EnCana, and Pan-Alberta for the year ended December 31, 2003, were $54.7 million, $32.9 million, and $45.5 million, respectively. For the years ended December 31, 2002 and 2001, Northern Border Pipeline's largest shippers were Pan-Alberta and Mirant with combined operating revenues of $105.5 million and $80.7 million, respectively.

     At December 31, 2003 there is no contracted firm capacity held by shippers affiliated with Northern Border Pipeline. Previously, some of Northern Border Pipeline's shippers have been affiliated with its general partners. Operating revenues from affiliates were $1.4 million and $52.1 million for the years ended December 31, 2002, and 2001, respectively.

5.   CREDIT FACILITIES AND LONG-TERM DEBT

     Detailed information on long-term debt is as follows:

                                                                               December 31,
                                                                       ----------------------------
     (THOUSANDS OF DOLLARS)                                                2003              2002
     ----------------------------------------------------------------------------------------------
     1992 Pipeline Senior Notes - average 8.57%
          at December 31, 2002, paid in  2003                           $     --          $ 65,000
     2002 Pipeline Credit Agreement - average 1.95%
          and 2.05% at December 31, 2003 and 2002,
          respectively, due 2005                                         131,000            89,000
     1999 Pipeline Senior Notes - 7.75%, due 2009                        200,000           200,000
     2001 Pipeline Senior Notes - 7.50%, due 2021                        250,000           250,000
     2002 Pipeline Senior Notes - 6.25%, due 2007                        225,000           225,000
     Fair value adjustment for interest rate
          swaps (Note 6)                                                  16,648            21,204
     Unamortized debt discount                                            (1,150)           (1,298)
                                                                        --------          --------
     Total                                                               821,498           848,906
     Less: Current maturities of long-term debt                               --            65,000
                                                                        --------          --------
     Long-term debt                                                     $821,498          $783,906
                                                                        --------          --------
                                                                        --------          --------

     Northern Border Pipeline has entered into revolving credit facilities, which are used for capital expenditures, acquisitions and general business purposes and for refinancing existing indebtedness. Northern Border Pipeline entered into a $175 million three-year credit agreement (2002 Pipeline Credit Agreement) with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border Pipeline is required to pay a fee on the principal commitment amount of $175 million.

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

     Interest paid, net of amounts capitalized, during the years ended December 31, 2003, 2002 and 2001 was $47.8 million, $55.3 million and $53.9 million, respectively.

     Aggregate required repayments of long-term debt are as follows: $131 million and $225 million for 2005 and 2007, respectively. Aggregate required repayments of long-term debt thereafter total $450 million. There are no required repayment obligations for 2004, 2006 or 2008.

     Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios, leverage ratios and interest coverage ratios that restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. The 2002 Pipeline Credit Agreement requires the maintenance of a ratio of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. The 2002 Pipeline Credit Agreement also requires the maintenance of the ratio of indebtedness to EBITDA of no more than 4.5 to 1. At December 31, 2003, Northern Border Pipeline was in compliance with its financial covenants.

     The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the 1992 Pipeline Senior Notes, 1999 Pipeline Senior Notes, 2001
     Pipeline Senior Notes and 2002 Pipeline Senior Notes was approximately
     $675 million and $827 million at December 31, 2003 and 2002, respectively. Northern Border Pipeline presently intends to maintain the current schedule of maturities for the 1999 Pipeline Senior Notes, the 2001 Pipeline Senior Notes and the 2002 Pipeline Senior Notes, which will result in no gains or losses on their respective repayments. The fair value of Northern Border Pipeline's variable rate debt approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

6.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     As a result of the adoption of SFAS No. 133 on January 1, 2001, Northern Border Pipeline reclassified approximately $11.1 million from long-term debt to accumulated other comprehensive income related to unamortized proceeds from the termination of interest rate swap agreements. Also upon adoption of SFAS No. 133, Northern Border Pipeline designated an outstanding interest rate swap agreement with a notional amount of $40 million as a cash flow hedge. As a result, Northern Border Pipeline recorded a non-cash loss in accumulated other comprehensive income of approximately $0.8 million. The $40 million interest rate swap agreement terminated in November 2001.

     Prior to the anticipated issuance of fixed rate debt, Northern Border Pipeline entered into forward starting interest rate swap agreements.
     The interest rate swaps were designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the fixed rate debt. The notional amount of the interest rate swaps did not exceed the expected principal amount of fixed rate debt to be issued. Upon issuance of the fixed rate debt, the swaps were terminated and the proceeds received or amounts paid to terminate the swaps were recorded in accumulated other comprehensive income and amortized to interest expense over the term of the debt.

     For the year ended December 31, 2002, Northern Border Pipeline received $2.4 million from terminated interest rate swaps. For the year ended December 31, 2001, Northern Border Pipeline paid approximately $4.1 million to terminate interest rate swaps.

     During the years ended December 31, 2003, 2002 and 2001, respectively, Northern Border Pipeline amortized approximately $1.6 million, $1.4 million, and $1.2 million related to the terminated derivatives as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize approximately $1.6 million as a reduction to interest expense in 2004.

     Northern Border Pipeline entered into interest rate swap agreements with notional amounts totaling $225 million in May 2002. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At December 31, 2003 and 2002, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.31% and 2.70%, respectively. Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the 2002 Pipeline Senior Notes. The accompanying balance sheet at December 31, 2002, reflects a non-cash gain of approximately $21.2 million in derivative financial assets with a corresponding increase in long-term debt. The accompanying balance sheet at December 31, 2003, reflects a non-cash gain of approximately $16.6 million in derivative financial assets with a corresponding increase in long-term debt.

7.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     Future minimum lease payments under non-cancelable operating leases on office space and rights-of-way are as follows (in thousands):

                   Year ending December 31,
                        2004                 5,757
                        2005                 2,392
                        2006                 2,392
                        2007                 2,392
                        2008                 2,392
                        Thereafter           3,929
                                           -------
                                           $19,254
                                           -------
                                           -------

     CASH BALANCE PLAN

     As further discussed in Note 11, on December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate the Enron Corp. Cash Balance Plan and certain other defined benefit plans. Northern Border Pipeline recorded charges associated with the termination of the cash balance plan of $3.1 million in 2003. Northern Border Pipeline believes this accrual is adequate to cover the likely allocation of these costs.

     CAPITAL EXPENDITURES

     Total capital expenditures for 2004 are estimated to be $14.0 million. Funds required to meet the capital expenditures for 2004 are anticipated to be provided primarily by debt borrowings under the 2002 Pipeline Credit Agreement and using operating cash flows.

     ENVIRONMENTAL MATTERS

     Northern Border Pipeline is not aware of any material contingent liabilities with respect to compliance with applicable environmental laws and regulations.

     OTHER

     On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation (Tribes) filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline rights-of-way lease and taxation issues. Final documentation has been completed and is subject to the approval of the Bureau of Indian Affairs, which the parties believe will be obtained in the very near term. This settlement grants to Northern Border Pipeline, among other things, (i) an option to renew the pipeline rights-of-way lease upon agreed terms and conditions on or before April 11, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a present right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. In consideration of this option and other benefits, Northern Border Pipeline will pay a lump sum amount of $5.9 million and an annual amount of approximately $1.5 million beginning April 2004. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement.

     Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

8.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 OPERATING         OPERATING         NET INCOME
        (IN THOUSANDS)                         REVENUES, NET         INCOME         TO PARTNERS
        --------------------------             -------------       ---------        -----------
        2003
              First Quarter                        $79,892           $48,639          $36,734
              Second Quarter                        80,659            48,915           37,617
              Third Quarter                         81,192            48,050           37,195
              Fourth Quarter                        82,442            47,377           36,654
        2002
              First Quarter                        $78,155           $49,895          $37,670
              Second Quarter                        80,173            52,014           38,506
              Third Quarter                         81,553            51,843           39,197
              Fourth Quarter                        81,169            38,706           27,346

9.   ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the same amount. Over time, the liability is accreted to its future value and the accretion is recorded to expense. The initial adjustment to the asset is depreciated over its useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. In some instances, Northern Border Pipeline is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation upon retirement. Northern Border Pipeline was unable to estimate and record liabilities for its obligations that fall under the provisions of this statement because it cannot reasonably estimate when such obligations would be settled. Effective January 1, 2003, Northern Border Pipeline adopted SFAS No. 143, which did not have a material impact on its financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 did not have a material impact on Northern Border Pipeline's financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement
     No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 did not have a material impact on Northern Border Pipeline's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 did not have a material impact on Northern Border Pipeline's financial position or results of operations.

     In May 2003, the Emerging Issues Task Force of the FASB issued EITF
     No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 requires companies to separate components of a complex contract into separate units of accounting. EITF 00-21 was effective for contracts signed after June 30, 2003, although retroactive application to existing contracts was permitted. EITF No. 00-21 did not have a material impact on Northern Border Pipeline's financial position or results of operations.

10.  OTHER INCOME (EXPENSE)

     Other income (expense) on the statement of income includes such items as investment income, nonoperating revenues and expenses, and nonrecurring other income and expense items. For the year ended December 31, 2003, other expense included $0.6 million for a repayment of amounts previously received for vacated microwave frequency bands. For the year ended December 31, 2002, other income included $0.6 million for amounts received for previously vacated microwave frequency bands. For the year ended December 31, 2001 other income included bad debt expense of $1.5 million related to the bankruptcy of a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system and a $0.7 million charge for reserves established.

11.  RELATIONSHIPS WITH ENRON

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

     On June 13, 2002, the Bankruptcy Court approved a Stipulation and Order entered into on May 15, 2002, by ENA and Northern Border Pipeline pursuant to which ENA agreed that all but one of the shipper contracts, representing 1.7% of pipeline capacity, would be deemed rejected and terminated. The remaining contract was terminated in the third quarter of 2002. For the year ended December 31, 2002, Northern Border Pipeline has experienced lost revenues of approximately $1.8 million related to ENA's capacity. Northern Border Pipeline has filed proofs of claims regarding the amount of damages for breach of contract and other claims in the bankruptcy proceeding. However, Northern Border Pipeline cannot predict the amounts, if any, that it will collect or the timing of collection. Northern Border Pipeline believes, however, that any amounts collected will not be material.

     On December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate the Enron Corp. Cash Balance Plan (Plan) and certain other defined benefit plans of Enron's affiliates in 'standard terminations' within the meaning of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Such standard terminations would satisfy all of the obligations of Enron and its affiliates with respect to funding liabilities under the Plan. In addition, a standard termination would eliminate the contingent claims of Pension Benefit Guaranty Corporation (PBGC) against Enron and its affiliates with respect to funding liabilities under the Plan. On January 30, 2004, the Bankruptcy Court entered an order authorizing termination, additional funding and other actions necessary to effect the relief requested. Pursuant to the Bankruptcy Court order, any contributions to the Plan are subject to the prior receipt of a favorable determination by the Internal Revenue Service that the plan is tax-qualified as of the date of termination. In addition, the Bankruptcy Court order provides that the rights of PBGC and others to assert that their filed claims have not been released or adjudicated as a result of the Bankruptcy Court order and Enron and all other interested parties retained the right to assert that such claims had been adjudicated or released.

     Enron management has informed Northern Plains that it will seek funding contributions from each member of its ERISA controlled group of corporations that employs, or employed, individuals who are, or were, covered under the Plan. Northern Plains has advised Northern Border Pipeline that Northern Plains is a member of a controlled group of corporations of Enron that employs, or employed, individuals who are, or were, covered under the Plan and that an amount of approximately $3.1 million has been assessed for Northern Border Pipeline's proportionate allocation of Northern Plains' proportionate share of up to $200 million estimated termination costs authorized by the Bankruptcy Court order. Under the operating agreement with Northern Plains, these increased costs may be Northern Border Pipeline's responsiblity. While the final amounts have not been determined, Northern Border Pipeline believes this accrual is adequate to cover the allocation of these costs.

     Northern Border Pipeline continues to monitor developments at Enron, to assess the impact on Northern Border Pipeline of its existing agreements and relationships with Enron, and to take appropriate action to protect Northern Border Pipeline's interests.

12.  SUBSEQUENT EVENTS

     In December 2003, Northern Border Pipeline's management committee voted to (i) issue equity cash calls to its partners in the total amount of $130 million in early 2004 and $90 million in 2007; (ii) fund future growth capital expenditures with 50% equity capital contributions from its partners; and (iii) change the cash distribution policy of Northern Border Pipeline. Effective January 1, 2004, cash distributions will be equal to 100% of distributable cash flow as determined from Northern Border Pipeline's financial statements based upon earnings before interest, taxes, depreciation and amortization less interest expense and less maintenance capital expenditures. Effective January 1, 2008 the cash distribution policy will be adjusted to maintain a consistent capital structure. Under the previous cash distribution policy, approximately $28-30 million was retained annually within Northern Border Pipeline to periodically repay outstanding bank debt. The additional equity contributions in 2004 will be utilized to fully repay Northern Border Pipeline's existing bank debt and thereby reduce its debt leverage in light of existing business conditions. Upon repayment of the existing bank debt, Northern Border Pipeline's next schedule debt maturity is May 2007.

     Northern Border Pipeline makes distributions to it general partners approximately one month following the end of the quarter. The distribution for the fourth quarter of 2003 of approximately $48.1 million was declared in January 2004 to be paid in January 2004.

     In January 2004, the Partnership and TC PipeLines contributed $45.5 million and $19.5 million, respectively, to Northern Border Pipeline to be used by Northern Border Pipeline to repay a portion of its existing indebtedness under the 2002 Pipeline Credit Agreement.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


Northern Border Pipeline Company:

We have audited in accordance with auditing standards generally accepted in the United States of America, the financial statements of Northern Border Pipeline Company as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 included in this Form 10-K, and have issued our report thereon dated January 27, 2004.

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


KPMG LLP

Omaha, Nebraska
January 27, 2004

                                                                     SCHEDULE II

                        NORTHERN BORDER PIPELINE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

COLUMN A                   COLUMN B               COLUMN C                        COLUMN D           COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                  ADDITIONS
                                            -------------------------             Deductions
                           Balance at       Charged to        Charged           For Purpose For
                           Beginning        Costs and         to Other          Which Reserves       Balance at
Description                 of Year          Expenses         Accounts           Were Created        End of Year
-------------------------------------------------------------------------------------------------------------------
Reserve for
  regulatory issues
      2003                 $12,294             $ (136)          $--                 $11,300             $   858
      2002                 $ 2,531             $9,763           $--                 $    --             $12,294
      2001                 $ 1,800             $  731           $--                 $    --             $ 2,531

Allowance for
  doubtful accounts
      2003                 $ 4,805             $   10           $--                 $    --             $ 4,815
      2002                 $ 3,176             $3,452           $--                 $ 1,823             $ 4,805
      2001                 $    --             $3,176           $--                 $    --             $ 3,176