Form 10-Q
period 2004-03-31
TC PIPELINES LP
filed 2004-05-07
CIK 1075607

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from _________ to _________

                        Commission File Number: 000-26091
                                TC PIPELINES, LP
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       52-2135448
----------------------------------------                -----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

    110 Turnpike Road, Suite 203
     Westborough, Massachusetts                                 01581
----------------------------------------                -----------------------
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

Yes [X]          No [ ]

     As of May 7, 2004 there were 16,563,564 of the registrant's common units outstanding.

                                TABLE OF CONTENTS

                                                                                             Page No.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Statement of Income - Three months ended March 31, 2004 and 2003                   3
              Statement of Comprehensive Income - Three months ended March 31,
                  2004 and 2003                                                                  3
              Balance Sheet - March 31, 2004 and December 31, 2003                               4
              Statement of Cash Flows - Three months ended March 31, 2004 and 2003               4
              Notes to Condensed Financial Statements                                            5

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations

              Results of Operations of TC PipeLines, LP                                         11
              Liquidity and Capital Resources of TC PipeLines, LP                               12
              Results of Operations of Northern Border Pipeline Company                         14
              Liquidity and Capital Resources of Northern Border Pipeline Company               16
              Results of Operations of Tuscarora Gas Transmission Company                       18
              Liquidity and Capital Resources of Tuscarora Gas Transmission Company             20

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                        22

     ITEM 4.  Controls and Procedures                                                           23

PART II.  OTHER INFORMATION

     ITEM 5.  Other Information                                                                 24

     ITEM 6.  Exhibits and Reports on Form 8-K                                                  25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                TC PIPELINES, LP

                               STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31 (UNAUDITED)
(MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)                             2004              2003
----------------------------------------------------------------------------------------------------
Equity Income from Investment in Northern Border Pipeline                  12.5              11.0
Equity Income from Investment in Tuscarora                                  1.8               1.3
General and Administrative Expenses                                        (0.5)             (0.4)
Financial Charges                                                          (0.1)              -
                                                                  ----------------------------------
Net Income                                                                 13.7              11.9
                                                                  ----------------------------------
                                                                  ----------------------------------

NET INCOME ALLOCATION
Common units                                                               12.4              10.3
Subordinated units                                                          0.7               1.2
General partner                                                             0.6               0.4
                                                                  ----------------------------------
                                                                           13.7              11.9
                                                                  ----------------------------------
                                                                  ----------------------------------

Net Income per Unit                                                       $0.75             $0.66
                                                                  ----------------------------------
                                                                  ----------------------------------

Units Outstanding (millions)                                               17.5              17.5
                                                                  ----------------------------------
                                                                  ----------------------------------

                        STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31 (UNAUDITED)
(MILLIONS OF DOLLARS)                                                      2004              2003
----------------------------------------------------------------------------------------------------
Net Income                                                                 13.7              11.9
Other Comprehensive Income
   Change associated with current period hedging transactions              (0.1)             (0.1)
                                                                  ----------------------------------
Total Comprehensive Income                                                 13.6              11.8
                                                                  ----------------------------------
                                                                  ----------------------------------

See accompanying Notes to Condensed Financial Statements.

                                TC PIPELINES, LP

                                  BALANCE SHEET

                                                                         MARCH 31, 2004    December 31, 2003
(MILLIONS OF DOLLARS)                                                       (UNAUDITED)            (AUDITED)
---------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                                             2.3                  7.5
Investment in Northern Border Pipeline                                            258.2                240.7
Investment in Tuscarora                                                            40.2                 39.9
                                                                   --------------------------------------------
                                                                                  300.7                288.1
                                                                   --------------------------------------------
                                                                   --------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
   Accounts payable                                                                 0.7                  0.6
   Current portion of long-term debt                                                -                    5.5

Long-Term Debt                                                                     14.5                  -

Partners' Equity
   Common units                                                                   263.8                260.4
   Subordinated units                                                              14.2                 13.9
   General partner                                                                  6.0                  6.1
   Other comprehensive income                                                       1.5                  1.6
                                                                   --------------------------------------------
                                                                                  285.5                282.0
                                                                   --------------------------------------------
                                                                                  300.7                288.1
                                                                   --------------------------------------------
                                                                   --------------------------------------------

                             STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31 (UNAUDITED)
(MILLIONS OF DOLLARS)                                                               2004                2003
---------------------------------------------------------------------------------------------------------------
CASH GENERATED FROM OPERATIONS
Net income                                                                          13.7                11.9
Add/(Deduct):
Distributions received (less than)/in excess of equity income                       (0.4)                1.7
Decrease/(Increase) in operating working capital                                     0.1                (0.1)
                                                                   --------------------------------------------
                                                                                    13.4                13.5
                                                                   --------------------------------------------
INVESTING ACTIVITIES
Return of capital from Northern Border Pipeline                                      2.0                 -
Investment in Northern Border Pipeline                                             (19.5)                -
Investment in Tuscarora                                                              -                  (3.3)
                                                                   --------------------------------------------
                                                                                   (17.5)               (3.3)
                                                                   --------------------------------------------
FINANCING ACTIVITIES
Distributions paid                                                                 (10.1)               (9.6)
Long-term debt issued/(repaid)                                                       9.0                (3.0)
                                                                   --------------------------------------------
                                                                                    (1.1)              (12.6)
                                                                   --------------------------------------------

DECREASE IN CASH                                                                    (5.2)               (2.4)
CASH, BEGINNING OF PERIOD                                                            7.5                 6.4
                                                                   --------------------------------------------
CASH, END OF PERIOD                                                                  2.3                 4.0
                                                                   --------------------------------------------
                                                                   --------------------------------------------

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

     The financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America. Other comprehensive income recorded by TC PipeLines arises through its equity investments in Northern Border Pipeline Company (Northern Border Pipeline) and Tuscarora Gas Transmission Company (Tuscarora) and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora. Amounts are stated in United States dollars.

     Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three months ended March 31, 2004 and 2003, the financial position as at March 31, 2004 and December 31, 2003 and cash flows for the three months ended March 31, 2004 and 2003.

     The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2  INVESTMENT IN NORTHERN BORDER PIPELINE COMPANY

The Partnership owns a 30% general partner interest in Northern Border Pipeline, a partnership which owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States. The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P., a publicly traded limited partnership. The 2% general partnership interest in Northern Border Partners, L.P. is controlled by affiliates of Enron Corp. (Enron), which hold a 1.65% general partner interest, and TransCanada Corporation (TransCanada), parent of TC PipeLines' general partner, which holds the remaining 0.35% general partner interest. The Northern Border pipeline system is operated by Northern Plains Natural Gas Company, a wholly owned subsidiary of Enron. Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

     TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline. TC PipeLines' equity income for the three months ended March 31, 2004 and 2003 includes 30% of the net income of Northern Border Pipeline for the same periods. There were no undistributed earnings from Northern Border Pipeline as at March 31, 2004 and December 31, 2003. The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three months ended March 31, 2004 and 2003 and as at March 31, 2004 and December 31, 2003.

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31 (UNAUDITED)
(MILLIONS OF DOLLARS)                                                 2004                 2003
--------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                              83.3                 79.9
Costs and expenses                                                   (17.0)               (16.8)
Depreciation                                                         (14.5)               (14.5)
Financial charges                                                    (10.2)               (11.8)
Other income/(expense)                                                 0.1                 (0.1)
                                                       -------------------------------------------
Net income                                                            41.7                 36.7
                                                       -------------------------------------------
                                                       -------------------------------------------

Northern Border Pipeline has recorded other comprehensive income of $(0.4) million for each of the three month periods ended March 31, 2004 and 2003.

                                                            MARCH 31, 2004    December 31, 2003
(MILLIONS OF DOLLARS)                                          (UNAUDITED)            (AUDITED)
--------------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                             46.0                 28.7
Other current assets                                                  41.5                 40.8
Plant, property and equipment, net                                 1,577.7              1,591.8
Other assets                                                          32.7                 30.0
                                                       -------------------------------------------
                                                                   1,697.9              1,691.3
                                                       -------------------------------------------
                                                       -------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                   64.7                 62.3
Reserves and deferred credits                                          5.0                  5.1
Long-term debt, net of current maturities                            767.6                821.5
Partners' Equity
   Partners' capital                                                 855.8                797.2
   Accumulated other comprehensive income                              4.8                  5.2
                                                       -------------------------------------------
                                                                   1,697.9              1,691.3
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

     The Partnership uses the equity method of accounting for its investment in Tuscarora. TC PipeLines' equity income for the three months ended March 31, 2004 and 2003 represents 49% of the net income of Tuscarora for the same periods. Retained earnings of TC PipeLines as at March 31, 2004 and December 31, 2003 include undistributed earnings from Tuscarora of $0.3 million and zero, respectively. The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three months ended March 31, 2004 and 2003 and as at March 31, 2004 and December 31, 2003.

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31 (UNAUDITED)
(MILLIONS OF DOLLARS)                                         2004                2003
----------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                       8.3                 7.4
Costs and expenses                                            (1.2)               (1.2)
Depreciation                                                  (1.6)               (1.6)
Financial charges                                             (1.5)               (1.6)
                                               -----------------------------------------
Net income                                                     4.0                 3.0
                                               -----------------------------------------
                                               -----------------------------------------

Tuscarora has recorded other comprehensive income of less than $0.1 million and $(0.1) million for the three months ended March 31, 2004 and 2003, respectively.

                                                         MARCH 31, 2004   December 31, 2003
(MILLIONS OF DOLLARS)                                       (UNAUDITED)           (AUDITED)
-----------------------------------------------------------------------------------------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                           7.1                 1.8
Other current assets                                                3.0                 4.3
Plant, property and equipment, net                                140.5               141.9
Other assets                                                        1.5                 1.6
                                                    -----------------------------------------
                                                                  152.1               149.6
                                                    -----------------------------------------
                                                    -----------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                                 8.3                 6.7
Long-term debt                                                     80.8                80.8
Partners' Equity
   Partners' capital                                               62.9                62.0
   Accumulated other comprehensive income                           0.1                 0.1
                                                    -----------------------------------------
                                                                  152.1               149.6
                                                    -----------------------------------------
                                                    -----------------------------------------

NOTE 4   CREDIT FACILITIES AND LONG-TERM DEBT

On March 8, 2004 the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent. Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on February 28, 2006. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. In the first quarter of 2004, the Partnership had drawings on the Revolving Credit Facility of $9.0 million. The
Partnership had $14.5 million and $5.5 million outstanding under the Revolving Credit Facility at March 31, 2004 and December 31, 2003, respectively. The interest rate on the Revolving Credit Facility averaged
2.39% and 2.70% for the three months ended March 31, 2004 and 2003, respectively and, at March 31, 2004 and December 31, 2003, the interest rate was 2.36% and 2.42%, respectively.

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

     On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. The Partnership had no borrowings outstanding under the TransCanada Credit Facility as at March 31, 2004 and December 31, 2003, respectively.

NOTE 5   NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the general partner's allocation, by the weighted average number of common and subordinated units outstanding. The general partner's allocation is equal to an amount based upon the general partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

THREE MONTHS ENDED MARCH 31 (UNAUDITED)
(MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)                     2004              2003
------------------------------------------------------------------------------------------
Net income                                                         13.7              11.9
                                                          --------------------------------
Net income allocated to General Partner
   General Partner interest                                        (0.3)             (0.2)
   Incentive distribution income allocation                        (0.3)             (0.2)
                                                          --------------------------------
                                                                   (0.6)             (0.4)
                                                          --------------------------------
Net income allocable to units                                      13.1              11.5
Weighted average units outstanding (MILLIONS)                      17.5              17.5
                                                          --------------------------------
Basic and diluted net income per unit                             $0.75             $0.66
                                                          --------------------------------
                                                          --------------------------------

NOTE 6   SUBORDINATED UNIT CONVERSION

The remaining one third of 936,436 subordinated units, held by the general partner, upon satisfaction of the tests set forth in the partnership agreement, will convert into an equal number of common units on the first day after the record date for distributions for the quarter ending June 30, 2004. Such units will thereafter participate, pro rata, with the other common units in distributions of Available Cash.

NOTE 7   DISTRIBUTIONS

On April 20, 2004, the board of directors of the general partner declared a cash distribution of $0.55 per unit for the three months ended March 31, 2004. The distribution totaling approximately $10.1 million is payable on May 14, 2004 in the following manner: $9.1 million to the holders of common units as of the close of business on April 30, 2004 (including $1.5 million to an affiliate of TransCanada as holder of 2,800,000 common units and $1.0 million to the general partner as holder of 1,872,870 common units), $0.5 million to the general partner as holder of the subordinated units, $0.3 million to the general partner as holder of incentive distribution rights and $0.2 million to the general partner in respect of its 2% general partner interest.

NOTE 8   CAPITAL REQUIREMENTS

On January 30, 2004, the Partnership contributed $19.5 million representing its 30% share of a $65.0 million cash call issued by Northern Border Pipeline to its partners on January 27, 2004. The funds have been used by Northern Border Pipeline to repay a portion of its existing indebtedness. The payment to Northern Border Pipeline was funded through the use of cash from operations and existing credit facilities. This was offset by $2.0 million return of capital from Northern Border Pipeline in the first quarter of 2004.

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)

                                TC PIPELINES, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9   SUBSEQUENT EVENTS

On April 27, 2004, Northern Border Pipeline issued a $65.0 million cash call to its partners. The Partnership will contribute $19.5 million representing its 30% share to be paid on May 14, 2004. This payment is expected to be funded through the use of cash from operations and existing credit facilities. The funds will be used by Northern Border Pipeline to repay a portion of its existing indebtedness.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                TC PIPELINES, LP

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements regarding future events and the future financial performance of TC PipeLines, LP. All forward-looking statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. Words such as "anticipates", "believes", "estimates", "expects", "plans", "intends", "forecasts", and similar expressions, identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

     o the Partnership's 30% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora represent its only material assets. As a result, the Partnership is dependent upon Northern Border Pipeline and Tuscarora for all of its available cash;

     o majority control and operation of Northern Border Pipeline by affiliates of Enron Corp., any further developments in the Enron bankruptcy proceedings, and the creation of a new pipeline operating company;

     o    regulatory decisions, particularly those of the FERC;

     o the failure of a shipper on either one of the pipelines in which the Partnership has an interest to perform its contractual obligations;

     o the ability of affiliates of Sierra Pacific Resources to continue to meet their contractual obligations to Tuscarora;

     o    the ability of Northern Border Pipeline to recontract its capacity;

     o cost and availability of acquisitions and the availability of Western Canadian natural gas for import into the United States;

     o prevailing economic conditions, particularly conditions of the capital and equity markets;

and other risks discussed in the Partnership's filings with the Securities and Exchange Commission (SEC), including the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements.

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

The following discussions of the financial condition and results of operations of the Partnership, Northern Border Pipeline and Tuscarora should be read in conjunction with the financial statement and notes thereto of the Partnership included elsewhere in this report (see Item 1. Financial Statements). For more detailed information regarding the basis of presentation for the following financial information, see the notes to the condensed financial statements of the Partnership.

OVERVIEW

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

On December 1, 2002, Tuscarora completed and placed into service an expansion of its pipeline system. The expansion consisted of the addition of two compressor stations, located along the Tuscarora mainline, as well as an 11-mile pipeline extension from Tuscarora's previous terminus near Reno, Nevada to Wadsworth, Nevada. The expansion increased Tuscarora's capacity from 127 million cubic feet per day to approximately 182 million cubic feet per day. The new capacity is contracted under long-term firm contracts ranging from ten to fifteen years. Under the terms of these transportation contracts, approximately 70% of the contracts related to the new capacity came into effect upon commencement of service. The remaining 30% of new contracts came into effect by the end of 2003.

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

The interests in Northern Border Pipeline and Tuscarora are currently the Partnership's only significant sources of income. The Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora, respectively.

FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003

Net income increased $1.8 million, or 15%, to $13.7 million for the first quarter of 2004, compared to $11.9 million for the same period in 2003. 2004 first quarter net income reflects an increase in equity income from both Northern Border Pipeline and Tuscarora.

Equity income from the Partnership's investment in Northern Border Pipeline increased $1.5 million, or 14%, to $12.5 million for the first quarter of 2004, compared to $11.0 million for the same period in 2003. In the first quarter of 2004, Northern Border Pipeline's revenues were higher than the same period in 2003, which is primarily due to an increase in Northern Border Pipeline's ability to generate and retain more revenues from the sale of short-term capacity and additional transportation services. Northern Border Pipeline's interest expense was lower during the first quarter of 2004 compared to the same period in 2003 due primarily to lower average interest rates and lower average debt balances outstanding.

Equity income from the Partnership's investment in Tuscarora increased $0.5 million, or 38%, to $1.8 million for the first quarter of 2004, compared to $1.3 million for the same period in 2003. Tuscarora's revenues increased primarily due to new transportation contracts related to the 2002 expansion.

The Partnership recorded general and administrative expenses of $0.5 million and $0.4 million for the first quarter of 2004 and 2003, respectively.

The Partnership recorded financial charges of $0.1 million and zero for the first quarter of 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES, LP

DEBT AND CREDIT FACILITIES

TC PipeLines, LP's debt and credit facilities outstanding at March 31, 2004 are as follows:

                                                           Payments Due by Period
                                             ----------------------------------------------------
                                              Less Than                                After 5
                                  Total        1 Year      1-3 Years     4-5 Years      Years
                               ------------------------------------------------------------------
                                                     (Millions of dollars)
                               ------------------------------------------------------------------
Revolving Credit Facility          14.5           -           14.5            -            -
                               ------------------------------------------------------------------
Total                              14.5           -           14.5            -            -
                               ------------------------------------------------------------------
                               ------------------------------------------------------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

CASH DISTRIBUTION POLICY OF TC PIPELINES, LP

During the subordination period, which generally cannot end before June 30, 2004, the Partnership makes distributions of Available Cash, as defined in the partnership agreement, in the following manner:

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

2004 FIRST QUARTER CASH DISTRIBUTION

On April 20, 2004, the board of directors of the general partner declared the Partnership's 2004 first quarter cash distribution in the amount of $0.55 per unit. This distribution will be paid on May 14, 2004 to unitholders of record as of April 30, 2004. The first quarter cash distribution, totaling $10.1 million, will be paid in the following manner: $9.1 million to the holders of common units (including $1.5 million to an affiliate of TransCanada as holder of 2,800,000 common units and $1.0 million to the general partner as holder of 1,872,870 common units), $0.5 million to the general partner as holder of the subordinated units, $0.3 million to the general partner as holder of incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased $0.1 million, to $13.4 million for the first quarter of 2004 compared to $13.5 million for the same period in 2003. In the first quarter of 2004 and 2003, the Partnership received cash distributions of $14.5 million and $12.5 million, respectively, from its equity investment in Northern Border Pipeline. The Partnership also received cash distributions of $1.5 million from its equity investment in Tuscarora in each of the first quarters of 2004 and 2003.

CASH FLOWS FROM INVESTING ACTIVITIES

In the first quarter of 2004, the Partnership contributed $19.5 million, representing its 30% share of a $65.0 million cash call issued by Northern Border Pipeline to its partners on January 27, 2004. The funds have been used by Northern Border Pipeline to repay a portion of its existing indebtedness. The payment to Northern Border Pipeline was funded through the use of cash from operations and existing credit facilities. This cash contribution was offset by $2.0 million return of capital from Northern Border Pipeline.

CASH FLOWS FROM FINANCING ACTIVITIES

In the first quarter of 2004, the Partnership paid $10.1 million in cash distributions. See 2004 FIRST QUARTER CASH DISTRIBUTION above. On March 8, 2004 the Partnership renewed its Revolving Credit Facility with Bank One, NA, as administrative agent. Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on February 28, 2006. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. In the first quarter of 2004, the Partnership borrowed an aggregate of $9.0 million under the Revolving Credit Facility. The Partnership had $14.5 million and $5.5 million outstanding under the Revolving Credit Facility at March 31, 2004 and December 31, 2003, respectively.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

The interest rate on the Revolving Credit Facility averaged 2.39% and 2.70% for the three months ended March 31, 2004 and 2003, respectively and, at March 31, 2004 and December 31, 2003, the interest rate was 2.36% and 2.42%, respectively.

On May 28, 2003, the Partnership renewed its $40.0 million TransCanada Credit Facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. The Partnership had no borrowings outstanding under the TransCanada Credit Facility as at March 31, 2004 and December 31, 2003, respectively.

CAPITAL REQUIREMENTS

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions during the remainder of 2004, TC PipeLines expects to fund these requirements with operating cash flows, debt and/or equity.

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

OVERVIEW

For Northern Border Pipeline, there are several major business drivers as summarized in the "Overview, Results of Operations of Northern Border Pipeline", included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003.

Firm transportation contracts representing approximately 30% of Northern Border Pipeline's contracted capacity, or 778 million cubic feet per day, expired late in 2004. Northern Border Pipeline has successfully extended contracts for 88 million cubic feet per day with existing shippers and has begun a regulatorily mandated process involving existing shippers' rights of first refusal (ROFR) for their respective contracted capacity. The ROFR process, which began on April 1, 2004 and will conclude in mid-June 2004, is an auction process where the current shipper, whose contracted capacity is expiring, is allowed to match the best bid for that capacity. Any remaining unsold capacity is then offered on a first come first served basis. The success of the auction process will depend on natural gas price comparisons between Alberta, Canada and Ventura, Iowa. Northern Border Pipeline continues to believe that the fundamentals of supplies and markets support its ongoing success in re-contracting its capacity.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

Northern Border Pipeline's significant accounting policies are summarized in
Note 2 - Notes to Financial Statements of Northern Border Pipeline Company included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003. Certain of Northern Border Pipeline's accounting policies are of more significance in its financial statement preparation process than others. Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the regulatory assets are probable of future recovery by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At March 31, 2004, Northern Border Pipeline has reflected regulatory assets of $8.0 million, which are being recovered from its shippers over varying periods of time.

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

Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At March 31, 2004, Northern Border Pipeline's balance sheet included assets from derivative financial instruments of $17.7 million.

RESULTS OF OPERATIONS

The following sets out summarized financial information for Northern Border Pipeline for the three months ended March 31, 2004 and 2003 and as at March 31, 2004 and December 31, 2003. Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

THREE MONTHS ENDED MARCH 31 (UNAUDITED)
-------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                           2004                 2003
-------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE INCOME STATEMENT
Revenues                                                        83.3                 79.9
Costs and expenses                                             (17.0)               (16.8)
Depreciation                                                   (14.5)               (14.5)
Financial charges                                              (10.2)               (11.8)
Other income/(expense)                                           0.1                 (0.1)
                                                  -----------------------------------------
Net income                                                      41.7                 36.7
                                                  -----------------------------------------
                                                  -----------------------------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

                                                       MARCH 31, 2004    December 31, 2003
(MILLIONS OF DOLLARS)                                     (UNAUDITED)            (AUDITED)
---------------------------------------------------------------------------------------------
NORTHERN BORDER PIPELINE BALANCE SHEET
ASSETS
Cash and cash equivalents                                        46.0                 28.7
Other current assets                                             41.5                 40.8
Plant, property and equipment, net                            1,577.7              1,591.8
Other assets                                                     30.6                 30.0
                                                   ------------------------------------------
                                                              1,695.8              1,691.3
                                                   ------------------------------------------
                                                   ------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                              64.7                 62.3
Reserves and deferred credits                                     5.0                  5.1
Long-term debt, net of current maturities                       765.5                821.5
Partners' Equity
   Partners' capital                                            855.8                797.2
   Accumulated other comprehensive income                         4.8                  5.2
                                                   ------------------------------------------
                                                              1,695.8              1,691.3
                                                   ------------------------------------------
                                                   ------------------------------------------

FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003

Net income to partners increased $5.0 million for the first quarter of 2004, as compared to the same period in 2003. Northern Border Pipeline's net income was increased by higher operating revenues and decreases in interest expense.

Operating revenues increased $3.4 million, for the first quarter of 2004, as compared to the same period in 2003. The increase in Northern Border Pipeline's revenues was due to several factors. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $1.8 million of the increase. The leap year added an additional day of transportation, which approximated $0.9 million of the revenue increase. Under a condition of Northern Border Pipeline's rate case settlement, it was previously required to share interruptible transportation and new services revenue with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $0.7 million of revenue during the first quarter of 2004.

Interest expense decreased $1.6 million for the first quarter of 2004, as compared to the same period in 2003, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

DEBT AND CREDIT FACILITIES

Northern Border Pipeline's debt and credit facilities outstanding at March 31, 2004 are as follows:

                                                                                  Payments Due by Period
                                                                            -----------------------------------
                                                                              Current Portion      Long-Term
                                                                   Total     (Less Than 1 Year)     Portion
                                                                   --------------------------------------------
                                                                               (Millions of dollars)
$175 million Pipeline Credit Agreement, average 2.18%, due 2005      74.0            -                74.0
6.25% Senior Notes due 2007                                         225.0            -               225.0
7.75% Senior Notes due 2009                                         200.0            -               200.0
7.50% Senior Notes due 2021                                         250.0            -               250.0
                                                                   --------------------------------------------
Total                                                               749.0            -               749.0
                                                                   --------------------------------------------
                                                                   --------------------------------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the LIBOR and in return receives payments based on a 6.25% fixed rate. At March 31, 2004 the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.31%.

Short-term liquidity needs will be met by operating cash flows and through the Northern Border Pipeline credit agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities were $57.8 million in the first quarter of 2004 as compared to $43.3 million for the comparable period in 2003. Increases in operating revenues and lower interest expense for 2004 contributed approximately $5.0 million to the increase between 2004 and 2003. In addition, the first quarter of 2003 reflects lower cash flows from operating activities of approximately $9.6 million due to the discontinuance of certain shipper transportation prepayments.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures were $0.3 million for the first quarter of 2004 as compared to $1.9 million for the comparable period in 2003. The capital expenditures for 2004 and 2003 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2004 are estimated to be $16 million primarily related to renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2004 capital expenditures primarily by borrowing under the Pipeline Credit Agreement and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities were $40.2 million for the first quarter of 2004 as compared to $47.8 million for the comparable period in 2003. Distributions to partners were $48.2 million and $41.8 million in the first quarters of 2004 and 2003, respectively. Effective January 1, 2004, each quarterly distribution is equal to 100% of distributable cash flow as determined by the previous quarter's earnings before interest expense, taxes other than income, depreciation and amortization, less interest expense and less maintenance capital expenditures.

A distribution of approximately $56.2 million was declared for the first quarter of 2004 and paid on May 3, 2004.

Contributions from partners were $65.0 million in the first quarter of 2004. In the first quarter of 2003, borrowings on long-term debt totaled $22.0 million. Total payments on debt were $57.0 million and $28.0 million in 2004 and 2003, respectively.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

As discussed in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003, on December 2, 2001, Enron Corp. and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Refer to TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003 for the full discussion of impacts of Enron's Chapter 11 Filing on Northern Border Pipeline's business.

Northern Plains Natural Gas Company and Pan Border Gas Company, subsidiaries of Enron, are two of the general partners of Northern Border Partners, LP, which owns the 70% interest in Northern Border Pipeline. Northern Plains is also the operator of the Northern Border pipeline system. On March 31, 2004, Enron transferred its ownership interest in Northern Plains Natural Gas Company and Pan Border Gas Company to CrossCountry Energy, LLC (CrossCountry) a newly formed pipeline operating company. In addition, CrossCountry and Enron entered into a transition services agreement pursuant to which Enron will provide to CrossCountry, on an interim, transitional basis, various services, including but not limited to (i) information technology services (ii) accounting system usage rights and administrative support and (iii) payroll, employee benefits and administrative services. In turn, these services are provided to Northern Border Pipeline through Northern Plains. The agreement terminates on the earlier of a sale of CrossCountry or December 31, 2004. The agreement may be extended by mutual agreement of the parties and approval of the Official Committee of Unsecured Creditors.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

Northern Border Pipeline has been advised by the management of Northern Plains that they believe these services will continue to be provided either through a new transition services agreement, from CrossCountry or through agreement with third parties.

On January 9, 2004, the Bankruptcy Court approved as complete the amended joint Chapter 11 plan and related disclosure statement (Chapter 11 Plan). The Chapter 11 Plan has been submitted to the creditors for approval. A number of creditors have filed objections to the Chapter 11 Plan. The Bankruptcy Court rescheduled to June 3, 2004 a hearing on the approval. Under the Chapter 11 Plan, it is anticipated that if CrossCountry is not sold to a third party, as permitted by the Chapter 11 Plan, its shares would be distributed directly or indirectly to creditors and debtors.

For additional risks associated with Enron's Chapter 11 filing, please read the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 - "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations of Northern Border Pipeline Company -Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business."

UPDATE TO POTENTIAL PUBLIC UTILITY HOLDING COMPANY ACT (PUHCA) REGULATION

As more fully discussed in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003, on March 9, 2004, Enron registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Under PUHCA, Northern Border Pipeline is a subsidiary of a registered holding company. Immediately after Enron registered, the SEC issued an order granting Enron and its subsidiaries, including Northern Border Pipeline, authority to undertake certain transactions without further authorization from the SEC under PUHCA.

In April, Northern Border Pipeline entered into an amendment with the lenders under its credit agreement that will allow Northern Border Pipeline, as a subsidiary of a registered holding company to continue to borrow funds as needed.

UPDATE TO FORT PECK INDIAN RESERVATION FILED LAWSUIT AND RIGHT-OF-WAY
SETTLEMENT

On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation (Tribes) filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. Since the filing of the lawsuit, the Tribes have continued to assess annual utilities taxes of approximately $1.8 million per year, which remain unpaid. Based upon federal court decisions and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose these taxes. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline right-of-way lease and taxation issues, subject to final documentation and necessary government approvals. This settlement grants to Northern Border Pipeline, among other things, (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a present right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. If this settlement is executed by the Tribes and approved by the Bureau of Indian Affairs, in consideration of this option and other benefits, Northern Border Pipeline will pay a lump sum amount of $5.9 million and an annual payment approximating $1.5 million effective April 2004 until April 2011. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement. Northern Border Pipeline advises that it is unable to predict at this time if or when all the approvals will be obtained. Northern Border Pipeline advises that the outcome of this settlement will not have a material adverse impact on its results of operations for 2004 or financial position.

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

RESULTS OF OPERATIONS

The following sets out summarized financial information for Tuscarora for the three months ended March 31, 2004 and 2003 and as at March 31, 2004 and December 31, 2003. Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

THREE MONTHS ENDED MARCH 31 (UNAUDITED)
---------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                       2004                 2003
---------------------------------------------------------------------------------------
TUSCARORA INCOME STATEMENT
Revenues                                                     8.3                  7.4
Costs and expenses                                          (1.2)                (1.2)
Depreciation                                                (1.6)                (1.6)
Financial charges                                           (1.5)                (1.6)
                                              -----------------------------------------
Net income                                                   4.0                  3.0
                                              -----------------------------------------
                                              -----------------------------------------

                                                     MARCH 31, 2004    December 31, 2003
(MILLIONS OF DOLLARS)                                   (UNAUDITED)            (AUDITED)
-------------------------------------------------------------------------------------------
TUSCARORA BALANCE SHEET
ASSETS
Cash and cash equivalents                                       7.1                  1.8
Other current assets                                            3.0                  4.3
Plant, property and equipment, net                            140.5                141.9
Other assets                                                    1.5                  1.6
                                                 -----------------------------------------
                                                              152.1                149.6
                                                 -----------------------------------------
                                                 -----------------------------------------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                                             8.3                  6.7
Long-term debt                                                 80.8                 80.8
Partners' Equity
   Partners' capital                                           62.9                 62.0
   Accumulated other comprehensive income                       0.1                  0.1
                                                 -----------------------------------------
                                                              152.1                149.6
                                                 -----------------------------------------
                                                 -----------------------------------------

FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003

Net income increased $1.0 million, or 33%, to $4.0 million for the first quarter of 2004, compared to $3.0 million for the same period in 2003. This increase is primarily due to higher revenues resulting from new long-term firm transportation contracts which commenced in November 2003 related to Tuscarora's recent expansion.

Revenues earned by Tuscarora increased $0.9 million, or 12%, to $8.3 million for the first quarter of 2004, compared to $7.4 million for the same period in 2003. This increase is due to incremental revenues generated from new transportation contracts resulting from Tuscarora's expansion in 2002.

Costs and expenses incurred for the first quarter of 2004 were approximately the same as the $1.2 million for the same period in 2003.

Depreciation recorded by Tuscarora of $1.6 million for the first quarter of 2004 was unchanged from the first quarter of 2003.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

                                TC PIPELINES, LP

Financial charges of Tuscarora decreased $0.1 million, or 6%, to $1.5 million for the first quarter of 2004, compared to $1.6 million for the same period last year. This decrease is due primarily to lower interest rates in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES OF TUSCARORA GAS TRANSMISSION COMPANY

DEBT AND CREDIT FACILITIES

Tuscarora's debt and credit facilities outstanding at March 31, 2004 are as follows:

                                                                    Payments Due by Period
                                                    -------------------------------------------------------
                                                    Less Than 1                                 After 5
                                         Total          Year       1-3 Years     4-5 Years       Years
                                      ---------------------------------------------------------------------
                                                             (Millions of dollars)
                                      ---------------------------------------------------------------------
Series A Senior Notes due 2010                68.9           3.6           7.3           6.7          51.3
Series B Senior Notes due 2010                 7.1           0.3           0.8           1.0           5.0
Series C Senior Notes due 2012                 9.4           0.7           1.5           1.7           5.5
Operating Leases                               0.5           0.1           0.2           0.2             -
Commitments(1)                                 3.9           1.1           2.2           0.6             -
                                      ---------------------------------------------------------------------
Total                                         89.8           5.8          12.0          10.2          61.8
                                      ---------------------------------------------------------------------
                                      ---------------------------------------------------------------------

(1) Tuscarora is party to a contract with a third party for maintenance services on certain components of its pipeline-related equipment. The contract expires in November 2007.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows generated from operating activities increased $3.4 million to $8.5 million in the first quarter of 2004 compared to $5.1 million in the same period last year primarily due to decreases in working capital and increased net income relating to new long-term transportation contracts resulting from Tuscarora's expansion in 2002.

CASH FLOWS FROM INVESTING ACTIVITIES

In the first quarter of 2004, cash flows used in investing activities decreased by $0.1 million, to $0.1 million compared to the same period last year. This is primarily due to decreased capital expenditures as a result of the completion of the 2002 expansion.

In the first quarter of 2003, Tuscarora used $0.2 million for capital expenditures primarily related to its 2002 expansion.

CASH FLOWS FROM FINANCING ACTIVITIES

In the first quarter of 2004, Tuscarora had no outstanding balance under its revolving credit facility, and paid cash distributions of $3.1 million.

In the first quarter of 2003, Tuscarora reported cash flows used in financing activities of $0.7 million. Tuscarora repaid the $4.6 million balance outstanding on its revolving credit facility which expired on January 3, 2003. Tuscarora received contributions from partners of $8.5 million and paid a cash distribution of $3.0 million as well as a return of capital to its partners of $1.6 million in the first quarter of 2003.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONCLUDED)

                                TC PIPELINES, LP

UPDATE ON SIERRA PACIFIC RESOURCES

As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, Enron Power Marketing Inc. (Enron Power Marketing), filed a lawsuit asserting claims for damages related to termination of its power supply agreements with Nevada Power Company and Sierra Pacific Power Company (Tuscarora's largest shipper with approximately 68% of contracted capacity through 2015). On April 5, 2004, Sierra Pacific Resources, the parent company to Sierra Pacific Power issued a press release and filed a Current Report on Form 8-K with the SEC advising that the federal bankruptcy court judge overseeing the bankruptcy case of Enron Power Marketing authorized an agreement that had been reached between Sierra Pacific Resources' two electric utilities and Enron Power Marketing. Under the agreement an additional $25 million will be placed into escrow and Enron Power Marketing will request no additional cash until the current appeal process involving the dispute over $336 million in terminated power contracts is resolved.

Sierra Pacific Power to date remains current on its shipping contracts with Tuscarora.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                TC PIPELINES, LP

TC PipeLines has interest rate exposure resulting from its Revolving Credit Facility which is subject to variability in LIBOR interest rates. Since December 31, 2003, there has not been any material change to TC PipeLines' interest rate exposure.

The Partnership is also influenced by the same factors that influence Northern Border Pipeline and Tuscarora. Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas they transport, therefore, does not assume any of the related natural gas commodity price risk.

Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline's attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest rate expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At March 31, 2004, Northern Border Pipeline had $299.0 million of variable rate debt outstanding (approximately 40% of its debt portfolio), $255.0 million of which was previously fixed rate debt that had been converted to variable rate debt through the use of interest rate swaps.

Northern Border Pipeline has advised that if average interest rates change by one percent compared to rates in effect as of March 31, 2004, its annual interest expense would change by approximately $3 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of March 31, 2004.

                    PART I. FINANCIAL INFORMATION (CONCLUDED)
                         ITEM 4. CONTROLS AND PROCEDURES

                                TC PIPELINES, LP

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation for the three months ended March 31, 2004, covered by the filing of this quarterly report, the President and Chief Executive Officer and Chief Financial Officer of the general partner of the Partnership have concluded that the disclosure controls and procedures referred to in paragraph 4
(b) of their certifications included as exhibits in this report were effective.

                           PART II. OTHER INFORMATION
                            ITEM 5. OTHER INFORMATION

                                TC PIPELINES, LP

In Northern Border Pipeline's pending proceeding before the FERC on procedures for awarding capacity, the FERC issued an order on April 15, 2004 in which the FERC requested comments from interested parties on whether the FERC's current policy on awarding available capacity to a short-haul shipper appropriately balances the risks to the pipeline, bidding shippers and other shippers on the pipeline. Comments are due by June 15, 2004.

                     PART II. OTHER INFORMATION (CONCLUDED)
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                TC PIPELINES, LP

(a)  Exhibits

 *   10.8.3   Third Amendment to Credit Agreement among TC PipeLines, LP, the
              Lenders Party thereto and Bank One N.A., as agent, March 8,
              2004 (Exhibit 10.8.3 to TC PipeLines, LP's Form 10-K, March 12,
              2004 ).

      31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates exhibits incorporated by reference

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated January 16, 2004 and filed on January 20, 2004 reporting that TC PipeLines, LP issued a press release announcing its fourth quarter distribution.

     2. Report on Form 8-K dated January 29, 2004 and filed on January 30, 2004 reporting that TC PipeLines, LP issued a press release announcing fourth quarter and annual results for the period ended December 31, 2003.

     3. Report on Form 8-K dated February 9, 2004 and filed on February 9, 2004 reporting that Northern Border Pipeline filed a Form 8-K stating that, as previously reported on December 31, 2003, Enron and other related entities had filed with the SEC an application for exemption under Section 3(a)(4) of PUHCA. By SEC order entered January 30, 2004, the hearing date on Enron's pending application for exemption under PUHCA was postponed until February 9, 2004 and by SEC order entered February 6, 2004, the hearing date has now been postponed until further notice on the condition that a status report on Enron's offer of settlement be provided no later than March 8, 2004.

     4. Report on Form 8-K dated March 2, 2004 and filed on March 2, 2004, furnishing the presentation of Mr. Ron Turner, President and Chief Executive Officer of TC PipeLines, LP at the Master Limited Partnership Investor Conference 2004, held in New York City on March 2, 2004.

     5. Report on Form 8-K dated March 10, 2004 and filed March 11, 2004, reporting that, on March 9, 2004, Enron registered as a holding company under the PUHCA of 1935. This Form 8-K also reported that on March 10, 2004, Northern Border Pipeline filed a Form 8-K announcing that the SEC has granted Enron's request on behalf of Northern Border Partners, which includes its subsidiary Northern Border Pipeline, to allow Northern Border Partners to declare and pay distributions. The approval is part of the SEC order issued March 9, 2004, after Enron registered as a holding company under PUHCA. The authorizations are effective until the earlier of the deregistration of Enron under PUHCA or July 31, 2005.

     6. Report on Form 8-K dated April 26, 2004 and filed on April 26, 2004 reporting that TC PipeLines, LP issued a press release announcing first quarter results for the period ended March 31, 2004.

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

                                      TC PIPELINES, LP
                                      (a Delaware Limited Partnership)

                                      By: TC PipeLines GP, Inc.,
                                          its general partner

                                      By: /s/ Russell K. Girling
                                          -------------------------------------
Date: May 7, 2004                         Russell K. Girling
                                          Chief Financial Officer
                                          (duly authorized officer)

                                      By: /s/ Amy Leong
                                          -------------------------------------
Date: May 7, 2004                         Amy Leong
                                          Controller (duly authorized officer)