Form 10-Q
period 2004-06-30
TC PIPELINES LP
filed 2004-08-06
CIK 1075607

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File Number: 000-26091

TC PipeLines, LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2135448 (I.R.S. Employer Identification Number)
110 Turnpike Road, Suite 203 Westborough, Massachusetts (Address of principal executive offices)	01581 (Zip code)
508-871-7046 (Registrant's telephone number, including area code)

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

        As of August 6, 2004, there were 17,500,000 of the registrant's common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars except per unit amounts)
Equity income from Investment in Northern Border Pipeline	12.4	11.3	24.9	22.3
Equity income from Investment in Tuscarora	1.8	1.2	3.6	2.5
General and Administrative Expenses	(0.5)	(0.4)	(1.0)	(0.8)
Financial Charges	(0.1)	(0.1)	(0.2)	(0.1)

Net Income	13.6	12.0	27.3	23.9

Net Income Allocation
Common units	12.3	10.3	24.7	20.6
Subordinated units	0.7	1.3	1.4	2.5
General partner	0.6	0.4	1.2	0.8

	13.6	12.0	27.3	23.9

Net Income per Unit	$0.74	$0.66	$1.49	$1.32

Units Outstanding (millions)	17.5	17.5	17.5	17.5

Statement of Comprehensive Income

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars)
Net Income	13.6	12.0	27.3	23.9
Other Comprehensive Income
Change associated with current period hedging transactions	(0.1)	(0.2)	(0.2)	(0.3)

Total Comprehensive Income	13.5	11.8	27.1	23.6

See accompanying Notes to the Condensed Financial Statements.

Balance Sheet

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(millions of dollars)
Assets
Current Assets
Cash	2.1	7.5
Investment in Northern Border Pipeline	273.1	240.7
Investment in Tuscarora	39.9	39.9

	315.1	288.1

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	0.9	0.6
Current portion of long-term debt	—	5.5

	0.9	6.1
Long-Term Debt	25.5	—
Partners' Equity
Common units	266.8	260.4
Subordinated units	14.3	13.9
General partner	6.2	6.1
Other comprehensive income	1.4	1.6

	288.7	282.0

	315.1	288.1

Statement of Cash Flows

	Six months ended June 30
	2004	2003
	(unaudited) (millions of dollars)
Cash Generated From Operations
Net income	27.3	23.9
Add/(Deduct):
Distributions received (less than) / in excess of equity income	—	0.6
Decrease / (Increase) in operating working capital	0.2	(0.1)

	27.5	24.4

Investing Activities
Return of capital from Northern Border Pipeline	6.4	—
Investment in Northern Border Pipeline	(39.0)	—
Investment in Tuscarora	—	(3.3)

	(32.6)	(3.3)

Financing Activities
Distributions paid	(20.3)	(19.2)
Long-term debt issued / (repaid)	20.0	(6.0)

	(0.3)	(25.2)

Decrease in Cash	(5.4)	(4.1)
Cash, Beginning of period	7.5	6.4

Cash, End of period	2.1	2.3

See accompanying Notes to the Condensed Financial Statements

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

        The financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (GAAP). Other comprehensive income recorded by TC PipeLines arises through its equity investments in Northern Border Pipeline Company (Northern Border Pipeline) and Tuscarora Gas Transmission Company (Tuscarora) and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora. Amounts are stated in United States dollars.

        Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three and six months ended June 30, 2004 and 2003, the financial position as at June 30, 2004 and December 31, 2003 and cash flows for the six months ended June 30, 2004 and 2003.

        The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003.

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

        TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline. TC PipeLines' equity income for the three and six months ended June 30, 2004 and 2003 includes 30% of the net income of Northern Border Pipeline for the same periods. There were no undistributed earnings from Northern Border Pipeline as at June 30, 2004 and December 31, 2003. The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three and six months ended June 30, 2004 and 2003 and as at June 30, 2004 and December 31, 2003.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars)
Northern Border Pipeline Income Statement
Revenues	81.5	80.7	164.8	160.6
Costs and expenses	(16.1)	(17.4)	(33.1)	(34.1)
Depreciation	(14.6)	(14.4)	(29.1)	(28.9)
Financial charges	(9.9)	(11.6)	(20.1)	(23.4)
Other income	0.4	0.3	0.5	0.2

Net Income	41.3	37.6	83.0	74.4

        During each of the three months ended June 30, 2004 and 2003, and during each of the six months ended June 30, 2004 and 2003, Northern Border Pipeline amortized $0.4 million and $0.8 million related to terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income.

	June 30 2004	December 31 2003
	(unaudited)	(audited)
	(millions of dollars)
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	25.1	28.7
Other current assets	43.2	40.8
Plant, property and equipment, net	1,568.2	1,591.8
Other assets	22.9	30.0

	1,659.4	1,691.3

Liabilities and Partners' Equity
Current liabilities	60.1	62.3
Reserves and deferred credits	4.6	5.1
Long-term debt	684.4	821.5
Partners' Equity
Partners' capital	905.9	797.2
Accumulated other comprehensive income	4.4	5.2

	1,659.4	1,691.3

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

        The Partnership uses the equity method of accounting for its investment in Tuscarora. TC PipeLines' equity income for the three and six months ended June 30, 2004 and 2003 represents 49% of the net income of Tuscarora for the same periods. There were no undistributed earnings from Tuscarora as at June 30, 2004 and December 31, 2003. The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three and six months ended June 30, 2004 and 2003 and as at June 30, 2004 and December 31, 2003.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars)
Tuscarora Income Statement
Revenues	8.0	7.3	16.3	14.7
Costs and expenses	(1.2)	(1.3)	(2.4)	(2.5)
Depreciation	(1.5)	(1.6)	(3.1)	(3.2)
Financial charges	(1.6)	(1.7)	(3.1)	(3.3)

Net Income	3.7	2.7	7.7	5.7

        Tuscarora has recorded other comprehensive income of less than $(0.1) million for each of the three and six months ended June 30, 2004 and 2003.

	June 30 2004	December 31 2003
	(unaudited)	(audited)
	(millions of dollars)
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	4.0	1.8
Other current assets	2.8	4.3
Plant, property and equipment, net	139.6	141.9
Other assets	1.4	1.6

	147.8	149.6

Liabilities and Partners' Equity
Current liabilities	7.0	6.7
Long-term debt	78.3	80.8
Partners' Equity
Partners' capital	62.4	62.0
Accumulated other comprehensive income	0.1	0.1

	147.8	149.6

Note 4    Credit Facilities and Long-Term Debt

        On March 8, 2004 the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent. Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on February 28, 2006. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. The Partnership had borrowed an aggregate of $11.0 million and $20.0 million, respectively, for the three and six months ended June 30, 2004, on the Revolving Credit Facility. The Partnership had $25.5 million outstanding as at June 30, 2004 and $5.5 million outstanding at December 31, 2003 on the Revolving Credit Facility. The interest rate on the Revolving Credit Facility averaged 2.33% and 2.35% for the three and six months ended June 30, 2004, respectively, and at June 30, 2004 and December 31, 2003, the interest rate was 2.35% and 2.42%, respectively.

        On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. The Partnership had no borrowings outstanding under the TransCanada Credit Facility as at June 30, 2004 and December 31, 2003, respectively.

Note 5    Net Income per Unit

        Net income per unit is computed by dividing net income, after deduction of the general partner's allocation, by the weighted average number of common and subordinated units outstanding. The general partner's allocation is equal to an amount based upon the general partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars except per unit amounts)
Net income	13.6	12.0	27.3	23.9

Net income allocated to General Partner
General Partner interest	(0.3)	(0.2)	(0.6)	(0.4)
Incentive distribution income allocation	(0.3)	(0.2)	(0.6)	(0.4)

	(0.6)	(0.4)	(1.2)	(0.8)

Net income allocable to units	13.0	11.6	26.1	23.1
Weighted average units outstanding (millions)	17.5	17.5	17.5	17.5

Net Income per unit	$0.74	$0.66	$1.49	$1.32

Note 6    Subordinated Unit Conversion

        On July 31, 2004, the remaining one third of the originally issued 2,800,000 subordinated units (936,436) held by the general partner, converted into an equal number of common units as a result of satisfying the tests set forth in the Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP (Partnership Agreement). This concludes the subordination period.

Note 7    Distributions

        On July 20, 2004, the board of directors of the general partner declared a cash distribution of $0.575 per unit for the three months ended June 30, 2004. The distribution totaling approximately $10.7 million is payable on August 13, 2004 in the following manner: $9.5 million to the holders of common units as of the close of business on July 30, 2004 (including $1.6 million to an affiliate of TransCanada as holder of 2,800,000 common units and $1.1 million to the general partner as holder of 1,872,870 common units), $0.5 million to the general partner as holder of the subordinated units, $0.5 million to the general partner as holder of incentive distribution rights and $0.2 million to the general partner in respect of its 2% general partner interest.

Note 8    Capital Requirements

        The Partnership contributed $19.5 million in each of the three months ended March 31, 2004 and June 30, 2004, representing its 30% share of two $65.0 million cash calls issued by Northern Border Pipeline to its partners on January 27, 2004 and April 27, 2004. The funds were used by Northern Border Pipeline to repay a portion of its existing indebtedness. The payment to Northern Border Pipeline was funded through the use of cash from operations and existing credit facilities. These contributions were partially offset by $4.4 million and $6.4 million return of capital, in the three and six months ended June 30, 2004, respectively, from Northern Border Pipeline.

Note 9    Subsequent Events

        On July 16, 2004, Tuscarora issued a cash call for a $0.8 million capital contribution for the 2005 expansion to its partners. The Partnership will contribute $0.4 million, representing its 49% share to be paid July 30, 2004. The funds will be used to finance the permitting, design and construction of a new 8000 horsepower compressor station located in the State of California in Modoc County (Likely Station) and the addition of a new booster compressor, to be located at the interconnection point with the Paiute Pipeline Company, in the State of Nevada in Washoe County (Wadsworth Station).

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

  •
  majority control and operation of Northern Border Pipeline by affiliates of Enron Corp., any further developments in the Enron bankruptcy proceedings, the creation of a new pipeline operating company, CrossCountry Energy, LLC and the potential sale of CrossCountry;

  •
  regulatory decisions, particularly those of the FERC;

  •
  the ability of Northern Border Pipeline to recontract its capacity at maximum transportation rates;

  •
  the failure of a shipper on either one of the pipelines in which the Partnership has an interest to perform its contractual obligations;

  •
  the ability of affiliates of Sierra Pacific Resources to continue to meet their contractual obligations to Tuscarora;

  •
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

Results of Operations of TC PipeLines, LP

        As a result of the Partnership's ownership interests in both Northern Border Pipeline and Tuscarora, the following discusses first the results of operations and liquidity and capital resources of TC PipeLines, then those of each of Northern Border Pipeline and Tuscarora in their entirety.

        The following discussions of the financial condition and results of operations of the Partnership, Northern Border Pipeline and Tuscarora should be read in conjunction with the financial statements and notes thereto of the Partnership included elsewhere in this report (see Item 1. Financial Statements). For more detailed information regarding the basis of presentation for the following financial information, see the notes to the condensed financial statements of the Partnership.

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

        On December 1, 2002, Tuscarora completed and placed into service an expansion of its pipeline system. The expansion consisted of the addition of two compressor stations, located along the Tuscarora mainline, as well as an 11-mile pipeline extension from Tuscarora's previous terminus near Reno, Nevada to Wadsworth, Nevada. The expansion increased Tuscarora's capacity from 127 million cubic feet per day (MMcf/d) to approximately 182 MMcf/d. The new capacity is contracted under long-term firm contracts ranging from ten to fifteen years. Under the terms of these transportation contracts, approximately 70% of the contracts related to the new capacity came into effect upon commencement of service. The remaining 30% of new contracts came into effect by the end of 2003.

        In July 2003, Tuscarora held an open season that resulted in shippers executing long-term contracts that have resulted in a planned expansion of the system by approximately 50 MMcf/d. The estimated total capital cost of the project is approximately $17.0 million and is expected in-service on November 1, 2005. The expansion plan will support increased demand in the Reno area and includes the addition of a new gas turbine driven compressor station located at Likely, California and the installation of a new 3000 horse power reciprocating compressor at the existing Wadsworth site. Upon completion of the expansion, it is estimated the contracted capacity of Tuscarora will be approximately 230 MMcf/d.

Critical Accounting Policy

        TC PipeLines accounts for its interests in both Northern Border Pipeline and Tuscarora using the equity method of accounting as detailed in notes two and three to the condensed financial statements. The equity method of accounting is appropriate where the investor does not control but is able to exercise significant influence over the operating and financial policies of an investee. TC PipeLines is able to exercise significant influence over Northern Border Pipeline and Tuscarora as evidenced by its representation on their respective management committees.

        The interests in Northern Border Pipeline and Tuscarora are currently the Partnership's only significant sources of income. The Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora, respectively.

Second Quarter 2004 Compared with Second Quarter 2003

        Net income increased $1.6 million, or 13%, to $13.6 million in the second quarter of 2004, compared to $12.0 million for the same period in 2003. 2004 second quarter net income reflects an increase in equity income from both Northern Border Pipeline and Tuscarora.

        Equity income from the Partnership's investment in Northern Border Pipeline increased $1.1 million, or 10%, to $12.4 million for the second quarter of 2004, compared to $11.3 million for the same period in 2003. In the second quarter of 2004, Northern Border Pipeline's revenues were higher than the same period in 2003, which is primarily due to an increase in Northern Border Pipeline's ability to generate and retain more revenues from the sale of short-term capacity and additional transportation services. Northern Border Pipelines' operations and maintenance expense decreased compared to the same period in 2003 due primarily to the settlement of previously accrued charges for administrative services provided by the operator and its affiliates. Partially offsetting this reduction was an expense for an option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation. Northern Border Pipeline's interest expense was lower in the second quarter of 2004 compared to the same period in 2003 due primarily to lower average debt balances outstanding. Taxes other than income decreased in the second quarter of 2004 as compared to the same period in 2003, due primarily to adjustments to ad valorem taxes.

        Equity income from the Partnership's investment in Tuscarora increased $0.6 million, or 50%, to $1.8 million in the second quarter of 2004, compared to $1.2 million for the same period in 2003. Tuscarora's revenues increased primarily due to long-term firm contracts, which commenced in November 2003, related to the 2002 expansion.

        The Partnership recorded general and administrative expenses of $0.5 million and $0.4 million in the second quarter of 2004 and 2003, respectively.

        The Partnership recorded financial charges of $0.1 million in the second quarter of 2004 and 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

        Net income increased $3.4 million, or 14%, to $27.3 million in the first six months of 2004, compared to $23.9 million for the same period in 2003. Net income in the first six months reflects an increase in equity income from both Northern Border Pipeline and Tuscarora.

        Equity income from the Partnership's investment in Northern Border Pipeline increased $2.6 million, or 12%, to $24.9 million in the first six months of 2004, compared to $22.3 million for the same period in 2003. In the first six months of 2004, Northern Border Pipeline's revenues were higher than the same period in 2003, which is primarily due to an increase in Northern Border Pipeline's ability to generate and retain more revenues from the sale of short-term capacity and additional transportation services. As of October 2003, Northern Border Pipeline is no longer required to share interruptible transportation and new services revenue with its shippers. In addition, the leap year added an additional day of transportation revenues. The decrease in 2004 operations and maintenance expense is primarily due to the settlements of previously accrued charges compared to the same period last year. Partially offsetting these reductions were higher electricity costs for Northern Border Pipeline's electric-powered compressors and expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation. Also contributing to the Partnership's increase in equity income was a reduction in Northern Border Pipeline's interest expense which was lower in the first six months of 2004 compared to the same period in 2003 due both to lower average debt balances outstanding and lower average interest rates. The decrease in taxes in the first six months ended June 30, 2004 is due primarily to a reduction in the estimate to ad valorem taxes.

        Equity income from the Partnership's investment in Tuscarora increased $1.1 million, or 44%, to $3.6 million in the first six months of 2004, compared to $2.5 million for the same period in 2003. Tuscarora's revenues increased primarily due to long-term firm contracts, which commenced in November 2003, related to the 2002 expansion. Operating expenses in the first six months remained at the same levels compared to the same period last year.

        The Partnership recorded general and administrative expenses of $1.0 million and $0.8 million in the first six months of 2004 and 2003, respectively.

        The Partnership recorded financial charges of $0.2 million and $0.1 million in the first six months of 2004 and 2003, respectively.

Liquidity and Capital Resources of TC PipeLines, LP

Debt and Credit Facilities

        TC PipeLines, LP's debt and credit facilities outstanding at June 30, 2004 are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(millions of dollars)
Revolving Credit Facility	25.5	—	25.5	—	—

Total	25.5	—	25.5	—	—

Conversion of Subordinated Units

        On July 31, 2004, the remaining one third of the originally issued 2,800,000 subordinated units (936,436) held by the general partner converted into an equal number of common units as a result of satisfying the tests set forth in the Partnership Agreement. This concludes the subordination period.

Cash Distribution Policy of TC PipeLines, LP

        During the subordination period, which ended July 1, 2004, the Partnership made distributions of Available Cash, as defined in the Partnership Agreement, in the following manner:

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

        After the subordination period, the Partnership will make distributions of Available Cash, as defined in the Partnership Agreement, in the following manner:

  •
  First, 98% to the common units, pro rata, and 2% to the general partner, until there is distributed for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

  •
  Thereafter, in a manner whereby the general partner has rights (referred to as incentive distribution rights) to receive increasing percentages of excess quarterly cash distributions over specified cash distribution thresholds.

2004 Second Quarter Cash Distribution

        On July 20, 2004, the board of directors of the general partner declared the Partnership's 2004 second quarter cash distribution in the amount of $0.575 per unit, a $0.025 per unit increase from the previous quarterly distribution declared in the first quarter of 2004. This distribution will be paid on August 13, 2004 to unitholders of record as of July 30, 2004. The second quarter cash distribution, totaling $10.7 million, will be paid in the following manner: $9.5 million to the holders of common units (including $1.6 million to an affiliate of TransCanada as holder of 2,800,000 common units and $1.1 million to the general partner as holder of 1,872,870 common units), $0.5 million to the general partner as holder of subordinated units, $0.5 million to the general partner as holder of incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Cash Flows from Operating Activities

        Cash flows provided by operating activities increased $3.1 million to $27.5 million in the first six months ended June 30, 2004 compared to $24.4 million for the same period in 2003. In the six months ended June 30, 2004 and 2003, the Partnership received cash distributions of $31.3 million and $22.3 million, respectively, from its equity investment in Northern Border Pipeline. The cash distributions received include $6.4 million and nil, classified as return of capital in the six months ended June 30, 2004 and 2003, respectively. Increase in operating revenues and lower interest expense for 2004 contributed to the increase in cash flows from operating activities between 2004 and 2003. In addition, the six months ended June 30, 2003, reflects lower cash flows from operating activities of approximately $9.5 million primarily due to the discontinuance of certain shipper transportation payments, and Northern Border Pipeline's refunds to its shippers of $10.3 million due to the FERC's rejection of Northern Border Pipeline's proposed tariff sheet revision for company use gas. This refund reduced the cash distribution to the Partnership by approximately $3.0 million. The balance of the increase in the 2004 distribution is mainly due to a change in Northern Border Pipeline's cash distribution policy effective January 1, 2004. Under this new policy, each quarterly cash distribution is equal to 100% of distributable cash flow as determined by the previous quarter's earnings before interest expense, taxes, depreciation and amortization, less interest expense and maintenance capital expenditures. The Partnership also received cash distributions of $3.6 million and $3.1 million from its equity investment in Tuscarora in the first six months of 2004 and 2003, respectively.

Cash Flows from Investing Activities

        In the first six months of 2004, the Partnership contributed $39.0 million, representing its 30% share of two $65.0 million cash calls issued by Northern Border Pipeline to its partners on January 27, 2004 and April 27, 2004. The funds were used by Northern Border Pipeline to repay a portion of its existing indebtedness. The payments to Northern Border Pipeline were funded through the use of cash from operations and existing credit facilities. These cash contributions were offset by $6.4 million return of capital from Northern Border Pipeline in the first six months of 2004.

Cash Flows from Financing Activities

        In the first six months of 2004, the Partnership paid $20.3 million in cash distributions in the following manner: $18.2 million to common unitholders (including $3.0 million to an affiliate of TransCanada as holder of 2,800,000 common units and $2.0 million to the general partner as holder of 1,872,870 common units), $1.0 million to the general partner as holder of the subordinated units, $0.7 million to the general partner as holder of incentive distribution rights and $0.4 million to the general partner in respect of its 2% general partner interest. This compares to cash distributions of $19.2 million paid by the Partnership in the first six months of 2003.

        On March 8, 2004 the Partnership renewed its Revolving Credit Facility with Bank One, NA, as administrative agent. Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on February 28, 2006. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. In the three and six months ended June 30, 2004, the Partnership borrowed an aggregate of $11.0 million and $20.0 million, respectively under the Revolving Credit Facility, primarily to finance its contributions to Northern Border Pipeline. The Partnership had $25.5 million and $5.5 million outstanding under the Revolving Credit Facility as at June 30, 2004 and December 31, 2003, respectively. The interest rate on the Revolving Credit Facility averaged 2.33% and 2.35% for the three and six months ended June 30, 2004, and at June 30, 2004 and December 31, 2003, the interest rate was 2.35% and 2.42%, respectively.

        On May 28, 2003, the Partnership renewed its $40.0 million credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. The Partnership had no borrowings outstanding under the TransCanada Credit Facility as at June 30, 2004 and December 31, 2003, respectively.

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

        The discussion and analysis of Northern Border Pipeline's financial condition and operations are based on Northern Border Pipeline's financial statements, which were prepared in accordance with GAAP. The following discussion and analysis should be read in conjunction with Northern Border Pipeline's financial statements included elsewhere in this report.

Overview

        For Northern Border Pipeline, there are several major business drivers as summarized in the "Overview, Results of Operations of Northern Border Pipeline", included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003.

        Firm transportation contracts representing approximately 30% of Northern Border Pipeline's contracted capacity, or 778 MMcf/d, expire late in 2004. By the end of the second quarter, Northern Border Pipeline successfully extended contracts for approximately 18% of that capacity with existing shippers at maximum transportation rates for terms of at least one year. The remaining 637 MMcf/d of the 2004 expiring capacity is currently available for recontracting. Also, there will be an additional 126 MMcf/d available for recontracting in April 2005.

        Northern Border Pipeline's objective is to recontract the remaining pipeline capacity at maximum transportation rates. Because the current forward basis differentials are currently less than Northern Border Pipeline's maximum transportation rate, Northern Border Pipeline may be selling a significant portion of this capacity on a short-term basis. Also, Northern Border Pipeline may be awarding contracts to shippers who bid at maximum rates but for distances less than the full transportation path.

        On July 14, 2004, Northern Border Pipeline announced an open season for a proposed expansion from various receipt points along the pipeline system for deliveries into the Chicago area. The project, with an estimated 130 MMcf/d of capacity, would involve construction of a new compressor station and minor modifications to other compressor stations, and is estimated to cost approximately $20.0 million. The projected in-service date is expected to be April 1, 2006. Northern Border Pipeline is presently evaluating the bids received.

Critical Accounting Policies

        Certain amounts included in or affecting Northern Border Pipeline's Financial Statements and related disclosures must be estimated, requiring it to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any effects on Northern Border Pipeline's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

        Northern Border Pipeline's significant accounting policies are summarized in Note 2 — Notes to Financial Statements of Northern Border Pipeline included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003. Certain of Northern Border Pipeline's accounting policies are of more significance in its financial statement preparation process than others.

        Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under GAAP for nonregulated entities. Northern Border Pipeline continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At June 30, 2004, Northern Border Pipeline has recorded regulatory assets of $7.7 million, which are being recovered from its shippers over varying periods of time.

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

        Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

        At June 30, 2004, Northern Border Pipeline's balance sheet reflects derivative financial instrument assets of approximately $10.4 million with a corresponding increase in long-term debt.

Results of Operations

        The following sets out summarized financial information for Northern Border Pipeline for the three and six months ended June 30, 2004 and 2003 and as at June 30, 2004 and December 31, 2003. Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars)
Northern Border Pipeline Income Statement
Revenues	81.5	80.7	164.8	160.6
Costs and expenses	(16.1)	(17.4)	(33.1)	(34.1)
Depreciation	(14.6)	(14.4)	(29.1)	(28.9)
Financial charges	(9.9)	(11.6)	(20.1)	(23.4)
Other income	0.4	0.3	0.5	0.2

Net Income	41.3	37.6	83.0	74.4

	June 30 2004	December 31 2003
	(unaudited)	(audited)
	(millions of dollars)
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	25.1	28.7
Other current assets	43.2	40.8
Plant, property and equipment, net	1,568.2	1,591.8
Other assets	22.9	30.0

	1,659.4	1,691.3

Liabilities and Partners' Equity
Current liabilities	60.1	62.3
Reserves and deferred credits	4.6	5.1
Long-term debt	684.4	821.5
Partners' Equity
Partners' capital	905.9	797.2
Accumulated other comprehensive income	4.4	5.2

	1,659.4	1,691.3

Second Quarter 2004 Compared with Second Quarter 2003

        Net income increased $3.7 million for the second quarter of 2004, as compared to the same period in 2003. Higher operating revenues, lower operating expenses and reductions in interest expense increased Northern Border Pipeline's net income.

        Operating revenues increased $0.8 million for the second quarter of 2004, as compared to the same period in 2003. Under a condition of Northern Border Pipeline's previous rate case settlement, it was required to share interruptible transportation and new services revenue with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $0.6 million of revenue during the second quarter of 2004. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $0.2 million of the increase.

        Costs and expenses decreased $1.3 million for the second quarter of 2004 compared to the same period in 2003 due to decreases in both operations and maintenance expenses and taxes other than income. Operations and maintenance expenses decreased $0.6 million for the second quarter of 2004, as compared to the same period in 2003, due primarily to the settlement of previously accrued charges for administrative services provided by the operator and its affiliates. Partially offsetting this reduction was $0.7 million of expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation. See "Update to Fort Peck Indian Reservation filed lawsuit and right-of-way Settlement" below.

        Taxes other than income decreased $0.6 million for the second quarter of 2004, as compared to the same period in 2003, due primarily to adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates to ad valorem taxes. Reductions to previous estimates in 2004 exceeded reductions to previous estimates in 2003 by approximately $0.6 million.

        Interest expense decreased $1.7 million for the second quarter of 2004, as compared to the same period in 2003, due primarily to a decrease in Northern Border Pipeline's average debt outstanding.

Six Months Ended 2004 Compared with Six Months Ended 2003

        Net income to partners increased $8.6 million for the six months ended June 30, 2004, as compared to the same period in 2003. Higher operating revenues, decreases in operating expenses and reductions in interest expense increased Northern Border Pipeline's net income.

        Operating revenues increased $4.2 million for the six months ended June 30, 2004, as compared to the same period in 2003. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $2.0 million of the increase. The leap year added an additional day of transportation, which approximated $0.9 million of the revenue increase. Under a condition of Northern Border Pipeline's previous rate case settlement, it was required to share interruptible transportation and new services revenue with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $1.3 million of revenue for the six months ended June 30, 2004.

        Costs and expenses decreased $1.0 million for the six months ended June 30, 2004 due to reductions in both operations and maintenance expenses and taxes other than income. Operations and maintenance expenses decreased $0.5 million for the six months ended June 30, 2004, as compared to the same period in 2003. Administrative expenses provided by the operator and its affiliates decreased $1.5 million which was primarily related to the settlement of previously accrued charges. In addition, benefits costs were reduced by approximately $0.6 million compared to the same period in 2003. Partially offsetting these reductions were $0.8 million of higher electricity costs for Northern Border Pipeline's electric-powered compressors and $0.7 million of expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation. See "Update to Fort Peck Indian Reservation filed lawsuit and right-of-way Settlement" below.

        Taxes other than income decreased $0.5 million for the six months ended June 30, 2004, as compared to the same period in 2003. Both 2004 and 2003 included adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates to ad valorem taxes. Reductions to previous estimates in 2004 exceeded reductions to previous estimates in 2003 by approximately $0.6 million.

        Interest expense decreased $3.3 million for the six months ended June 30, 2004, as compared to the same period in 2003, primarily due to a decrease in Northern Border Pipeline's average debt outstanding as well as a decrease in average interest rate.

        Other income increased $0.3 million for the six months ended June 30, 2004, as compared to the same period in 2003. The 2004 amount includes the reversal of reserves of $0.4 million.

Liquidity and Capital Resources of Northern Border Pipeline Company

Debt and Credit Facilities

        Northern Border Pipeline's debt and credit facilities outstanding at June 30, 2004 are as follows:

Total Long Term
(millions of dollars)
$175 million Pipeline Credit Agreement, due 2005	—
6.25% Senior Notes due 2007	225.0
7.75% Senior Notes due 2009	200.0
7.50% Senior Notes due 2021	250.0

Total	$675.0

        Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225.0 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the LIBOR and in return receives payments based on a 6.25% fixed rate. At June 30, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.46%.

        Short-term liquidity needs will be met by operating cash flows and through Northern Border Pipeline's Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows from Operating Activities

        Cash flows provided by operating activities were $106.3 million in the six months ended June 30, 2004 as compared to $77.8 million for the comparable period in 2003. Increases in operating revenues and lower interest expense for 2004 contributed approximately $7.6 million to the increase between 2004 and 2003. In addition, the six months ended June 30, 2003 reflects lower cash flows from operating activities of approximately $9.5 million primarily due to the discontinuance of certain shipper transportation prepayments, and refunds to shippers for $10.3 million due to the FERC's rejection of Northern Border Pipeline's proposed tariff sheet revision for company use gas.

Cash Flows from Investing Activities

        Capital expenditures were $4.5 million for the six months ended June 30, 2004 as compared to $2.1 million for the comparable period in 2003. The capital expenditures for 2004 and 2003 were primarily related to renewals and replacements of existing facilities.

        Total capital expenditures for 2004 are estimated to be $14.0 million, primarily related to renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2004 capital expenditures primarily by borrowing under the Pipeline Credit Agreement and using operating cash flows.

Cash Flows from Financing Activities

        Cash flows used in financing activities were $105.4 million for the six months ended June 30, 2004 as compared to $73.2 million for the comparable period in 2003. Distributions to partners were $104.4 million and $74.2 million in the six months ended June 30, 2004 and 2003, respectively. The distributions for 2003 were reduced in accordance with the previous cash distribution policy to reflect the impact of the refunds ordered by the FERC on March 27, 2003. Effective January 1, 2004, each quarterly distribution is equal to 100% of distributable cash flow as determined by the previous quarter's earnings before interest expense, taxes, depreciation and amortization, less interest expense and maintenance capital expenditures.

        A distribution of approximately $51.6 million was declared for the second quarter of 2004 and paid on August 2, 2004.

        Contributions from partners were $130.0 million in the first six months of 2004. For the same period in 2003, borrowings on long-term debt totaled $39.0 million. Total payments on debt were $131.0 million and $38.0 million in the first six months of 2004 and 2003, respectively.

Update on the Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business

        As discussed in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003, on December 2, 2001, Enron Corp. and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Refer to the Form 10-K for the year ended December 31, 2003 for the full discussion of impacts of Enron's Chapter 11 Filing on Northern Border Pipeline's business.

        On March 31, 2004, Enron transferred its ownership interests in Northern Plains Natural Gas Company and Pan Border Gas Company to CrossCountry Energy, LLC (CrossCountry). In addition, CrossCountry and Enron entered into a transition services agreement pursuant to which Enron will provide to CrossCountry, on an interim, transitional basis, various services, including but not limited to (i) information technology services, (ii) accounting system usage rights and administrative support and (iii) payroll, employee benefits and administrative services. In turn, these services are provided to Northern Border Pipeline through Northern Plains. The agreement terminates on the earlier of a sale of CrossCountry or December 31, 2004. The agreement may be extended by mutual agreement of the parties and approval of Enron's Official Committee of Unsecured Creditors.

        On June 24, 2004, Enron announced that it had reached an agreement with a joint venture of Southern Union Company and GE Commercial Finance Energy Financial Services (Southern Union/GE Joint Venture) for the sale of CrossCountry. The bid of Southern Union/GE Joint Venture will be the "stalking horse" for an auction of CrossCountry in the bankruptcy process. The Bankruptcy Court approved the bidding procedures. Bids are due August 23, 2004 for the September 1, 2004 auction. The Bankruptcy Court is scheduled to approve the winning bid on September 9, 2004. The sale of CrossCountry, which is subject to certain regulatory and governmental approvals, is expected to close by mid-December 2004.

        Certain critical business systems, including information technology applications, third party software licenses and computer and communication hardware, supporting Northern Border Pipeline's financial accounting and reporting systems are owned currently by Enron and/or CrossCountry. Northern Border Pipeline's rights to utilize these systems and hardware may be impacted by the sale of CrossCountry. Northern Border Pipeline's access to these business systems is currently being provided through services agreements, including a transition services agreement between Enron and CrossCountry. Although that agreement terminates upon the sale of CrossCountry, in the purchase and sale agreement with Southern Union/GE Joint Venture, Enron has agreed to extend the terms of the transition services agreement for certain services for a period of six months from the closing date, which is expected to occur no later than mid-December 2004. Until the Bankruptcy Court has approved the sale of CrossCountry, Northern Border Pipeline is unable to determine which of the business systems of Enron, CrossCountry or the buyer will be utilized for Northern Border Pipeline. Implementation of controls, as well as documentation and testing, of any new systems that require conversion before year-end may not be possible.

        Although Northern Border Pipeline advises that it expects to be able to complete all internal controls review, testing and documentation as required under Section 404 of the Sarbanes-Oxley Act, its ability to realize this expectation is dependent upon the availability of resources to execute internal controls, complete all of the testing and documentation required and on the actions of Enron, CrossCountry and the ultimate buyer of CrossCountry, as the sale process is consummated.

        As previously reported in TC PipeLines' Form 10-K for the year ended December 31, 2003, Enron, on December 31, 2003, filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate, the Enron Corp. Cash Balance Plan (Cash Balance Plan) and certain other defined benefit plans of Enron's affiliates (collectively, the Plans) in "standard terminations" within the meaning of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Such standard termination would satisfy all of the obligations of Enron and its affiliates with respect to funding liabilities under the Plans. In addition, a standard termination would eliminate the contingent claims of the Pension Benefit Guaranty Corporation (PBGC) against Enron and its affiliates with respect to funding liabilities under the Plans. On January 30, 2004, the Bankruptcy Court entered an order authorizing the termination, additional funding and other actions necessary to effect the relief requested. Pursuant to the Bankruptcy Court order, any contributions to the Plans are subject to the prior receipt of a favorable determination by the Internal Revenue Service that the Plans are tax-qualified as of their respective dates of termination.

        On June 2, 2004, the PBGC issued a notice to Enron stating that it had determined that the Plans will be unable to pay benefits when due and should be terminated in order to protect the interests of the participants in the Plans, and/or that the risk of loss to the PBGC would increase unreasonably if the Plans were not so terminated. On June 3, 2004, the PBGC filed a complaint in the District Court for the Southern District of Texas against Enron as the sponsor and/or administrator of the Plans (the Action) which complaint was served on Enron on July 19, 2004. By filing the Action, the PBGC is seeking an order (i) terminating the Plans; (ii) appointing the PBGC the statutory trustee of the Plans; (iii) requiring transfer to the PBGC of all records, assets or other property of the Plans required to determine the benefits payable to the Plans' participants; and (iv) establishing June 2, 2004 as the termination date of the Plans.

        Enron management previously informed Northern Plains that Enron will seek funding contributions from each member of its ERISA controlled group of corporations that employs, or employed, individuals who are, or were, covered under the Cash Balance Plan. Northern Plains is considered a member of Enron's ERISA controlled group of corporations. As of December 31, 2003, an amount of approximately $3.1 million, relating to the operations of Northern Border Pipeline, was estimated for Northern Plains' proportionate share of the up to $200.0 million estimated termination costs for the Plans authorized by the Bankruptcy Court order. Under the operating agreement with Northern Plains, these costs may be Northern Border Pipeline's responsibility. In December 2003, Northern Border Pipeline accrued $3.1 million to satisfy claims of reimbursement for these termination costs. While the claims for reimbursement cannot be determined at this time, they could be less than the amount accrued.

        The Action and the possible consequences of an adverse determination of the Action have the potential to increase the costs of the termination of the Plans and potentially the estimated share of Northern Plains' termination costs. Enron and its affiliates have taken certain steps to protect non-debtor interests and the acquirers of such interests that should limit the impact of the Action on Northern Plains. First, pursuant to the modified Fifth Amended Joint Plan of Reorganization, filed with the Bankruptcy Court on June 1, 2004, Enron and its affiliated debtors have agreed to escrow $200.0 million for the costs associated with the termination of the Plans. Second, pursuant to the Amended and Restated Contribution and Separation Agreement dated as of March 31, 2004, which provided for the contribution of certain equity interests to CrossCountry, Enron and its affiliated debtors have agreed to indemnify Northern Plains against claims of any joint and several liability for the termination costs of the Cash Balance Plan.

        Under the agreement reached with the Southern Union/GE Joint Venture for the sale of CrossCountry, effective June 24, 2004, neither Northern Plains, nor Northern Border Pipeline are required to contribute to, or will otherwise be liable for any contributions to Enron in connection with, the Cash Balance Plan. The purchase price under the agreement will be deemed to include all contributions which otherwise would have been allocable to Northern Plains from Enron.

        Northern Border Pipeline advises that it does not believe it will be subject to any increased liability as a result of the PBGC's filing of the Action, however, Northern Border Pipeline cannot determine at this time the effect, if any, should PBGC receive a favorable ruling on its Action. Furthermore, while the final amounts chargeable to Northern Border Pipeline under the operating agreement for the termination of the Cash Balance Plan cannot be determined at this time, Northern Border Pipeline has advised that it believes that the ultimate settlement of this matter will not have a material adverse effect on its results of operations.

        On July 15, 2004, the Bankruptcy Court approved the amended joint Chapter 11 plan and related disclosure statement (Chapter 11 Plan). Under the approved Chapter 11 Plan, assuming the previously announced sales of Portland General Electric and CrossCountry are consummated, Enron creditors, which should include Northern Border Pipeline, will receive a combination of cash and equity of Prisma Energy International, a company created to hold certain international energy assets of Enron. Northern Border Pipeline has advised that it anticipates realizing income in 2004 or 2005 in the range of $1.0 million to $2.0 million related to adjustments to reserves for certain claims filed in the Enron bankruptcy proceedings. Currently, Northern Border Pipeline has fully reserved for these claims. The Chapter 11 Plan has not, however, become effective and a number of parties have filed Notices of Appeal, which could delay the effective date or change the terms of the Plan. Northern Border Pipeline may not recover on the claims as expected. Further, the timing of distributions under the Chapter 11 Plan is uncertain.

Update to Fort Peck Indian Reservation filed lawsuit and right-of-way Settlement

        On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation (Tribes) filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3.0 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. Since filing the lawsuit, the Tribes have continued to assess annual utilities taxes of approximately $1.8 million per year, which remain unpaid. Based upon federal court decisions and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose these taxes. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline right-of-way lease and taxation issues, subject to final documentation and necessary government approvals. This settlement grants to Northern Border Pipeline, among other things: (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. Upon execution by the parties and approval by the Bureau of Indian Affairs, in consideration of this option and other benefits, Northern Border Pipeline will pay a lump sum amount of $5.9 million and an annual amount of approximately $1.5 million effective April 2004 until April 2011. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement. Northern Border Pipeline believes that the settlement should be executed in the very near future and will be presented to the Bureau of Indian Affairs for approval. Northern Border Pipeline is unable to predict at this time if or when such approvals will be obtained. Northern Border Pipeline advises that the outcome of this settlement will not have a material adverse impact on its results of operations for 2004 or its financial position.

Results of Operations of Tuscarora Gas Transmission Company

        In the following discussion of the results of Tuscarora, all amounts represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

Critical Accounting Policy

        Tuscarora's accounting policies conform to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under GAAP for nonregulated entities.

Results of Operations

        The following sets out summarized financial information for Tuscarora for the three and six months ended June 30, 2004 and 2003 and as at June 30, 2004 and December 31, 2003. Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars)
Tuscarora Income Statement
Revenues	8.0	7.3	16.3	14.7
Costs and expenses	(1.2)	(1.3)	(2.4)	(2.5)
Depreciation	(1.5)	(1.6)	(3.1)	(3.2)
Financial charges	(1.6)	(1.7)	(3.1)	(3.3)

Net Income	3.7	2.7	7.7	5.7

	June 30 2004	December 31 2003
	(unaudited)	(audited)
	(millions of dollars)
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	4.0	1.8
Other current assets	2.8	4.3
Plant, property and equipment, net	139.6	141.9
Other assets	1.4	1.6

	147.8	149.6

Liabilities and Partners' Equity
Current liabilities	7.0	6.7
Long-term debt	78.3	80.8
Partners' Equity
Partners' capital	62.4	62.0
Accumulated other comprehensive income	0.1	0.1

	147.8	149.6

Second Quarter 2004 Compared with Second Quarter 2003

        Net income increased $1.0 million, or 37%, to $3.7 million in the second quarter of 2004, compared to $2.7 million for the same period in 2003. This increase is primarily due to higher revenues resulting from new long-term firm transportation contracts which commenced in November 2003 related to Tuscarora's 2002 expansion.

        Revenues earned by Tuscarora increased $0.7 million, or 10%, to $8.0 million in the second quarter of 2004, compared to $7.3 million for the same period in 2003. This increase is due to incremental revenues generated from new transportation contracts resulting from Tuscarora's expansion in 2002.

        Costs and expenses decreased $0.1 million, or 8%, to $1.2 million in the second quarter of 2004, compared to $1.3 million for the same period in 2003 due to a reduction in engineering and operating expenses.

        Depreciation recorded by Tuscarora of $0.1 million was lower in the second quarter of 2004 compared to the same period last year due to a correction to the depreciation rate previously applied to compressor equipment.

        Financial charges of Tuscarora decreased $0.1 million, or 6%, to $1.6 million in the second quarter of 2004, compared to $1.7 million for the same period last year. This increase is due primarily to lower average debt outstanding.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

        Net income increased $2.0 million, or 35%, to $7.7 million in the first six months of 2004, compared to $5.7 million for the same period in 2003. This increase is primarily due to higher revenues resulting from new long-term firm transportation contracts which commenced in November 2003 related to Tuscarora's 2002 expansion.

        Revenues earned by Tuscarora increased $1.6 million, or 11%, to $16.3 million in the first six months of 2004, compared to $14.7 million for the same period in 2003. This increase is due to incremental revenues generated from new transportation contracts resulting from Tuscarora's expansion in 2002.

        Costs and expenses decreased $0.1 million, or 4%, to $2.4 million in the second quarter of 2004, compared to $2.5 million for the same period in 2003 due to a reduction in engineering and operating expenses.

        Depreciation recorded by Tuscarora of $3.1 million was $0.1 million lower in the first six months of 2004 compared to the same period in 2003 due to a correction to the depreciation rate previously applied to compressor equipment.

        Financial charges of Tuscarora decreased $0.2 million, or 6%, to $3.1 million for the second quarter of 2004, compared to $3.3 million for the same period last year. This increase is due primarily to lower average debt outstanding.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Debt and Credit Facilities

        Tuscarora's debt and credit facilities outstanding at June 30, 2004 are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(millions of dollars)
Series A Senior Notes due 2010	$67.10	$3.70	$10.50	$4.70	$48.20
Series B Senior Notes due 2010	6.90	0.40	1.30	0.80	4.40
Series C Senior Notes due 2012	9.00	0.70	2.40	1.20	4.70
Operating Leases	0.50	0.10	0.20	0.20	—
Commitments	3.60	1.10	2.20	0.30	—

Total	$87.10	$6.00	$16.60	$7.20	$57.30

Tuscarora's commitments relate to a contract with a third party for maintenance services on certain components of its pipeline-related equipment. The contract expires in November 2007.

Cash Flows from Operating Activities

        Cash flows generated from operating activities increased $5.6 million to $12.5 million in the first six months of 2004 compared to $6.9 million in the same period last year primarily due to decreases in working capital and increased net income relating to new long-term transportation contracts resulting from Tuscarora's expansion in 2002.

Cash Flows from Investing Activities

        In the first six months of 2004, cash flows used in investing activities increased less than $0.1 million, to $0.7 million compared to the same period last year. This is primarily due to increased capital expenditures as a result of work-in-progress related to the planned 2005 expansion. In the first six months of 2003, Tuscarora used less than $0.1 million for capital expenditures primarily related to its 2002 expansion.

Cash Flows from Financing Activities

        In the first six months of 2004, cash flows used in financing activities increased $3.2 million to $9.6 million compared to $6.4 million in the same period last year. Distributions paid to partners were $7.4 million and $6.4 million in the first six months ended June 30, 2004 and 2003, respectively. Tuscarora received nil and $8.5 million in the first six months ended June 30, 2004 and 2003, respectively, in contributions from its partners. Tuscarora had no outstanding balance under its revolving credit facility in the first six months ended June 30, 2004, and repaid the $4.6 million balance outstanding on its revolving credit facility for the same period in 2003. In each of the first six month periods ended June 30, 2004 and 2003, Tuscarora repaid $2.3 million in long-term debt.

Update on Sierra Pacific Resources

        Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper with approximately 68% of contracted capacity through 2015. As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, in August 2003, the bankruptcy court granted Enron Power Marketing Inc.'s motion for summary judgment with respect to its claims against Nevada Power and Sierra Pacific Power for approximately $235 million and $102 million, respectively, of liquidated damages, for power supply contracts terminated by Enron Power Marketing in May 2002. The court stated that it would enforce the contracts unless they were set aside by the FERC. The utilities have appealed the judgment.

        Concurrently with the court proceedings, Nevada Power and Sierra Pacific Power filed complaints with the FERC under Section 206 of the Federal Power Act claiming that Enron wrongfully terminated the contracts and therefore is not entitled to termination payments in the aggregate amount of approximately $336 million. On July 22, 2004, the FERC issued an order for an expedited trial-type evidentiary hearing to establish whether Enron reasonably exercised its discretion under the termination provisions and whether Enron is entitled to the termination payments. To date, Sierra Pacific Power is current on its shipping contracts with Tuscarora.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines, LP

        TC PipeLines has interest rate exposure resulting from its Revolving Credit Facility which is subject to variability in LIBOR interest rates. Since December 31, 2003, TC PipeLines LP has borrowed an aggregate of $20.0 million on its Revolving Credit Facility resulting in $25.5 million total debt outstanding as at June 30, 2004.

        The Partnership is also influenced by the same factors that influence Northern Border Pipeline and Tuscarora. Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas it transports, therefore, neither assumes any of the related natural gas commodity price risk.

        Northern Border Pipeline may be exposed to market risk through changes in interest rates, as discussed below. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. Northern Border Pipeline has utilized and expects to continue to utilize derivative financial instruments in the management of interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations.

        Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At June 30, 2004, Northern Border Pipeline had $225.0 million of variable rate debt outstanding (approximately 33% of its debt portfolio) that was previously fixed rate debt that was converted to variable rate debt through the use of interest rate swaps.

        Northern Border Pipeline has advised that if average interest rates change by one percent compared to rates in effect as of June 30, 2004, annual interest expense would change by approximately $2.3 million. This amount has been determined by considering the impact of the hypothetical interest rates on Northern Border Pipeline's variable rate borrowings outstanding as of June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

TC PipeLines, LP

Evaluation of disclosure controls and procedures

        Based on their evaluation for the three and six months ended June 30, 2004, covered by the filing of this quarterly report, the President and Chief Executive Officer and Chief Financial Officer of the general partner of the Partnership have concluded that the disclosure controls and procedures referred to in paragraph 4 (b) of their certifications included as exhibits in this report were effective.

PART II.    OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

TC PipeLines, LP

        In Northern Border Pipeline's pending proceeding before the FERC on procedures for awarding capacity, the FERC issued an order on April 15, 2004 in which the FERC requested comments from interested parties on whether the FERC's current policy on awarding available capacity to a short-haul shipper appropriately balances the risks to the pipeline, bidding shippers and other shippers on the pipeline. Comments were filed by June 15, 2004. The timing of the issuance of the FERC's order in this proceeding is not known.

        On July 20, 2004, the D.C. Circuit Court of Appeals issued an opinion in BP West Coast Products, LLC v. FERC (SFPP, LP matter) that reversed the FERC decision that provided for an income tax allowance in the rates for SFPP, LP, a limited partnership. The D.C. Circuit Court of Appeals remanded the case to FERC for the FERC's determination regarding the proper tax allowance. Northern Border Pipeline has not yet fully analyzed the SFPP decision, and Northern Border Pipeline does not know the scope, timing or outcome of any FERC proceeding(s) related to the remand. However, Northern Border Pipeline has advised that it believes that its specific circumstances are different from those of SFPP and many other pipeline partnerships, given Northern Border Pipeline's particular circumstances regarding its tariff, deferred income tax treatment, FERC orders and underlying agreements with its shippers.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

TC PipeLines, LP

(a)
Exhibits

10.1
Fourth Amendment to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One NA, as agent, June 1, 2004.

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

32.1
Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

1.
Report on Form 8-K dated April 26, 2004 and filed on April 27, 2004 reporting that TC PipeLines, LP issued a press release announcing first quarter results for the period ended March 31, 2004.

2.
Report on Form 8-K dated May 21, 2004 and filed on May 24, 2004 reporting that Northern Border Partners, LP, filed a Form 8-K announcing the potential sale of CrossCountry Energy, LLC, and as a result, potential change in general partner ownership of Northern Border Partners.

3.
Report on Form 8-K dated June 3, 2004 and filed on June 9, 2004 reporting that the Pension Benefit Guaranty Corporation determined that Enron Corp.'s Cash Balance Plan, and certain other defined benefit plans of Enron's affiliates would be unable to pay benefits when due and should be terminated in order to protect the interests of the participants. Northern Border Pipeline's portion of the estimated cost of termination is $3.1 million.

4.
Report on Form 8-K dated July 26, 2004 and filed on July 27, 2004 reporting that TC PipeLines, LP issued a press release announcing second quarter results for the period ended June 30, 2004 and advising of the D.C. Circuit Court of Appeals opinion in BP West Coast Products, LLC v. FERC (the SFPP, L.P. matter) that reversed the FERC's decision that provided for an income tax allowance in the rates for SFPP, L.P., a limited partnership and which remanded the case to FERC for the FERC's determination regarding the proper tax allowance.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC PIPELINES, LP (a Delaware Limited Partnership)
	By:	TC PipeLines GP, Inc., its general partner

Date: August 6, 2004	By:	/s/ Russell K. Girling Russell K. Girling Chief Financial Officer (duly authorized officer)

Date: August 6, 2004	By:	/s/ Amy Leong Amy Leong Controller (duly authorized officer)

QuickLinks

TABLE OF CONTENTS
PART II. OTHER INFORMATION