Form 10-Q
period 2004-09-30
TC PIPELINES LP
filed 2004-11-09
CIK 1075607

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
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

        As of November 9, 2004, there were 17,500,000 of the registrant's common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars except per unit amounts)
Equity income from Investment in Northern Border Pipeline	11.3	11.2	36.2	33.5
Equity income from Investment in Tuscarora	1.8	1.3	5.4	3.8
General and administrative expenses	(0.3)	(0.5)	(1.3)	(1.3)
Financial charges	(0.2)	—	(0.4)	(0.1)

Net income	12.6	12.0	39.9	35.9

Net Income Allocation
Common units	11.9	10.8	36.6	31.4
Subordinated units	—	0.6	1.4	3.1
General partner	0.7	0.6	1.9	1.4

	12.6	12.0	39.9	35.9

Net income per unit	$0.68	$0.65	$2.17	$1.97

Units outstanding (millions)	17.5	17.5	17.5	17.5

Statement of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars)
Net income	12.6	12.0	39.9	35.9
Other comprehensive income
Change associated with current period hedging transactions	(0.1)	(0.1)	(0.3)	(0.4)

Total Comprehensive Income	12.5	11.9	39.6	35.5

See accompanying Notes to the Condensed Financial Statements.

Balance Sheet

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(millions of dollars)
Assets
Current assets
Cash	1.9	7.5
Investment in Northern Border Pipeline	268.8	240.7
Investment in Tuscarora	40.0	39.9

	310.7	288.1

Liabilities and Partners' Equity
Current liabilities
Accounts payable	0.7	0.6
Current portion of long-term debt	—	5.5

	0.7	6.1
Long-term debt	19.5	—
Partners' equity
Common units	269.2	260.4
Subordinated units	13.8	13.9
General partner	6.2	6.1
Other comprehensive income	1.3	1.6

	290.5	282.0

	310.7	288.1

Statement of Cash Flows

	Nine months ended September 30
	2004	2003
	(unaudited) (millions of dollars)
Cash Generated From Operations
Net income	39.9	35.9
Add/(deduct):
Distributions received in excess of equity income	—	1.3
Decrease in operating working capital	0.1	—

	40.0	37.2

Investing Activities
Return of capital from Northern Border Pipeline	10.6	—
Return of capital from Tuscarora	0.2	—
Investment in Northern Border Pipeline	(39.0)	—
Investment in Tuscarora	(0.4)	(4.1)

	(28.6)	(4.1)

Financing Activities
Distributions paid	(31.0)	(29.3)
Long-term debt issued	20.0	—
Long-term debt repaid	(6.0)	(6.0)

	(17.0)	(35.3)

Decrease in cash	(5.6)	(2.2)
Cash, beginning of period	7.5	6.4

Cash, end of period	1.9	4.2

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

        Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three and nine months ended September 30, 2004 and 2003, the financial position as at September 30, 2004 and December 31, 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

        The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership's financial statements and notes included in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2    Investment in Northern Border Pipeline Company

        The Partnership owns a 30% general partner interest in Northern Border Pipeline, a partnership which owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States. The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P. (Northern Border Partners), a publicly traded limited partnership. The 2% general partnership interest in Northern Border Partners is controlled by affiliates of Enron Corp. (Enron), which hold a 1.65% general partner interest, and TransCanada Corporation (TransCanada), parent of TC PipeLines' general partner, which holds the remaining 0.35% general partner interest. The Northern Border pipeline system is operated by Northern Plains Natural Gas Company (Northern Plains), a wholly owned subsidiary of Enron. Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC). On March 31, 2004, Enron transferred its ownership interest in Northern Plains, the owner of the majority 1.65% general partner interest in Northern Border Partners, to its newly formed subsidiary, CrossCountry Energy, LLC (CrossCountry). On September 1, 2004, Enron announced that it had reached an agreement with CCE Holdings, LLC (CCE Holdings), a joint venture of Southern Union Company and GE Commercial Finance Energy Financial Services, for the sale of CrossCountry, which sale was approved by the bankruptcy court on September 10, 2004. On September 16, 2004, ONEOK entered into an agreement to purchase Northern Plains, which holds the 1.65% general partner interest in Northern Border Pipeline, from CCE Holdings for $175.0 million. This acquisition is subject to satisfaction of certain approvals and other closing conditions and is expected to close immediately after the CCE Holdings' purchase of CrossCountry, no later than mid-December 2004. Also included in the sale is NBP Services Corporation, which provides administrative and operating services to Northern Border Pipeline.

        TC PipeLines uses the equity method of accounting for its investment in Northern Border Pipeline. TC PipeLines' equity income for the three and nine months ended September 30, 2004 and 2003 includes 30% of the net income of Northern Border Pipeline for the same periods. There were no undistributed earnings from Northern Border Pipeline as at September 30, 2004 and December 31, 2003. The following sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three and nine months ended September 30, 2004 and 2003 and as at September 30, 2004 and December 31, 2003.

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars)
Northern Border Pipeline Income Statement
Revenues	81.6	81.2	246.4	241.7
Costs and expenses	(19.2)	(18.7)	(52.3)	(52.8)
Depreciation	(14.5)	(14.4)	(43.6)	(43.3)
Financial charges	(10.1)	(11.0)	(30.2)	(34.4)
Other income	(0.2)	0.1	0.3	0.4

Net income	37.6	37.2	120.6	111.6

        Northern Border Pipeline has amortized $0.4 million for each of the three months ended September 30, 2004 and 2003, and $1.2 million for each of the nine months ended September 30, 2004 and 2003 related to terminated interest rate swap agreements, as a reduction to financial charges from accumulated other comprehensive income.

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(millions of dollars)
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	33.0	28.7
Other current assets	39.2	40.8
Plant, property and equipment, net	1,555.1	1,591.8
Other assets	27.8	30.0

	1,655.1	1,691.3

Liabilities and Partners' Equity
Current liabilities	69.9	62.3
Reserves and deferred credits	4.6	5.1
Long-term debt	684.7	821.5
Partners' equity
Partners' capital	891.9	797.2
Accumulated other comprehensive income	4.0	5.2

	1,655.1	1,691.3

Note 3    Investment in Tuscarora Gas Transmission Company

        The Partnership owns a 49% general partner interest in Tuscarora, a partnership that owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of Gas Transmission Northwest Corporation, to northern Nevada. The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TransCanada. The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources. Sierra Pacific Power Company (Sierra Pacific Power), a subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper, accounting for approximately 68% of Tuscarora's available capacity. Tuscarora is regulated by the FERC.

        The Partnership uses the equity method of accounting for its investment in Tuscarora. TC PipeLines' equity income for the three and nine months ended September 30, 2004 and 2003 represents 49% of the net income of Tuscarora for the same periods. There were no undistributed earnings from Tuscarora as at September 30, 2004 and December 31, 2003. The following sets out summarized financial information representing 100% of the operations of Tuscarora for the three and nine months ended September 30, 2004 and 2003 and as at September 30, 2004 and December 31, 2003.

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars)
Tuscarora Income Statement
Revenues	8.1	7.3	24.4	22.0
Costs and expenses	(1.2)	(1.3)	(3.6)	(3.8)
Depreciation	(1.5)	(1.6)	(4.6)	(4.8)
Financial charges	(1.5)	(1.6)	(4.6)	(4.9)

Net income	3.9	2.8	11.6	8.5

        Tuscarora has recorded other comprehensive income of less than $(0.1) million for each of the three months ended September 30, 2004 and 2003, respectively; and less than $(0.1) million for each of the nine months ended September 30, 2004 and 2003, respectively.

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(millions of dollars)
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	10.1	1.8
Other current assets	0.2	4.3
Plant, property and equipment, net	138.5	141.9
Other assets	1.4	1.6

	150.2	149.6

Liabilities and Partners' Equity
Current liabilities	8.7	6.7
Long-term debt	78.4	80.8
Partners' equity
Partners' capital	63.0	62.0
Accumulated other comprehensive income	0.1	0.1

	150.2	149.6

Note 4    Credit Facilities and Long-Term Debt

        On March 8, 2004 the Partnership renewed its unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent. Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on February 28, 2006. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. In the first six months of 2004, the Partnership borrowed an aggregate of $20.0 million on the Revolving Credit Facility. The Partnership repaid $6.0 million on its aggregate borrowings during the three months ended September 30, 2004. The Partnership had $19.5 million outstanding as at September 30, 2004 and $5.5 million outstanding at December 31, 2003 on the Revolving Credit Facility. The interest rate on the Revolving Credit Facility averaged 2.82% and 2.54% for the three and nine months ended September 30, 2004, respectively, and at September 30, 2004 and December 31, 2003, the interest rate was 3.08% and 2.42%, respectively.

        On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. The Partnership had no borrowings outstanding under the TransCanada Credit Facility as at September 30, 2004 and December 31, 2003, respectively.

Note 5    Net Income per Unit

        Net income per unit is computed by dividing net income, after deduction of the general partner's allocation, by the weighted average number of common and subordinated units outstanding. The general partner's allocation is equal to an amount based upon the general partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars except per unit amounts)
Net income	12.6	12.0	39.9	35.9

Net income allocated to general partner
General partner interest	(0.2)	(0.3)	(0.8)	(0.7)
Incentive distribution income allocation	(0.5)	(0.3)	(1.1)	(0.7)

	(0.7)	(0.6)	(1.9)	(1.4)

Net income allocable to units	11.9	11.4	38.0	34.5
Weighted average units outstanding (millions)	17.5	17.5	17.5	17.5

Net income per unit	$0.68	$0.65	$2.17	$1.97

Note 6    Subordinated Unit Conversion

        On July 31, 2004, the remaining one third (936,436) of the originally issued 2.8 million subordinated units held by the general partner, converted into an equal number of common units as a result of satisfying the tests set forth in the Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP (Partnership Agreement). This concludes the subordination period.

Note 7    Distributions

        On October 19, 2004, the board of directors of the general partner declared a cash distribution of $0.575 per unit for the three months ended September 30, 2004. The distribution totaling approximately $10.7 million is payable on November 12, 2004 in the following manner: $10.0 million to the holders of common units as of the close of business on October 29, 2004 (including $1.6 million to an affiliate of TransCanada as holder of 2,800,000 common units and $1.6 million to the general partner as holder of 2,809,306 common units), $0.5 million to the general partner as holder of incentive distribution rights and $0.2 million to the general partner in respect of its 2% general partner interest.

Note 8    Capital Requirements

        The Partnership contributed $19.5 million in each of the three months ended March 31, 2004 and June 30, 2004, representing its 30% share of two $65.0 million cash calls issued by Northern Border Pipeline to its partners on January 27, 2004 and April 27, 2004. The funds were used by Northern Border Pipeline to repay a portion of its existing indebtedness. The payment to Northern Border Pipeline was funded through the use of cash from operations and existing credit facilities. These contributions were partially offset by $4.2 million and $10.6 million return of capital, in the three and nine months ended September 30, 2004, respectively, from Northern Border Pipeline. The Partnership contributed $0.4 million in the three months ended September 30, 2004, representing its 49% share of a $0.8 million cash call issued by Tuscarora to its partners on July 30, 2004, for the 2005 expansion project. The payment to Tuscarora was funded through the use of cash from operations. This contribution was partially offset by $0.2 million return of capital in the three and nine months ended September 30, 2004 from Tuscarora.

Note 9    Subsequent Events

        Northern Border Pipeline declared a distribution of approximately $49.6 million in the third quarter of 2004. The Partnership received its 30% share of $14.9 million on November 1, 2004.

        Tuscarora declared a distribution of approximately $4.2 million in the third quarter of 2004. The Partnership received its 49% share of $2.0 million on October 28, 2004.

        In July 2003, Tuscarora held an open season that resulted in shippers executing long-term contracts which would have supported a planned expansion of the system by approximately 50 MMcf/d by the end of 2005.

        The proposed expansion shippers are Local Distribution Companies requiring natural gas transportation to meet peak load requirements previously served by a Liquid Natural Gas (LNG) storage facility connected to the Paiute Pipeline Company (Paiute Pipeline) system. The contracts for LNG storage were scheduled to expire on July 6, 2005 and the shippers had been unable to reach agreement with the LNG facility owners to extend the contracts. However, Paiute Pipeline subsequently reached an agreement with the owner of the LNG facility to purchase the plant and offered Tuscarora's 2005 expansion shippers a lower cost alternative to the Tuscarora 2005 expansion project.

        On October 27, 2004 Tuscarora filed with the FERC, as one of several parties, a global settlement agreement which, if approved by the FERC, will result in the termination of its proposed 2005 expansion project.

        Under the settlement, if approved by the FERC without condition or modification and with the close of the sale of the LNG facility by the owner to Paiute Pipeline, Tuscarora's 2005 expansion project will be terminated. The timing for FERC approval of the settlement agreement is anticipated to be mid to late December 2004. Under the terms of the settlement, Tuscarora will be reimbursed for all its project costs and, additionally, the 2005 expansion shippers agreed to extend certain of their existing Tuscarora service agreements such that the weighted average life of all Tuscarora contracts will be increased from the current 10.8 years to 12.8 years. Furthermore, if the settlement is approved, the prior owner of the LNG facility will withdraw its petition for review of the FERC order approving Tuscarora's 2002 expansion.

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

  •
  majority control and operation of Northern Border Pipeline by affiliates of Enron, any further developments in the Enron bankruptcy proceedings, the scheduled sale of the current Enron-controlled majority general partner interest in Northern Border Partners to ONEOK, including Northern Border Pipeline's operator;

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

Results of Operations of TC PipeLines, LP

        As a result of the Partnership's ownership interests in both Northern Border Pipeline and Tuscarora, the following discusses first the results of operations and liquidity and capital resources of TC PipeLines, then those of each of Northern Border Pipeline and Tuscarora as a whole.

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

        The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, a publicly traded limited partnership. The general partners of Northern Border Partners are Northern Plains and Pan Border Gas Company (Pan Border Gas), both Enron affiliates, and Northwest Border Pipeline Company, a subsidiary of TransCanada. TransCanada has one member and 12.25% of the voting power on the Northern Border Pipeline management committee. TransCanada and TC PipeLines collectively have two members and an aggregate 42.25% of the voting power of the Northern Border Pipeline management committee. Northern Plains and Pan Border Gas collectively have two members and 57.75% of the voting power of the Northern Border Pipeline management committee. Northern Plains also serves as the operator of the Northern Border Pipeline system. On March 31, 2004, Enron transferred ownership interest in Northern Plains, the owner of the majority 1.65% general partner interest in Northern Border Partners, to its newly formed subsidiary, CrossCountry. On September 1, 2004, Enron announced that it had reached an agreement with CCE Holdings, a joint venture of Southern Union Company and GE Commercial Finance Energy Financial Services, for the sale of CrossCountry, which sale was approved by the bankruptcy court on September 10, 2004. On September 16, 2004, ONEOK entered into an agreement to purchase Northern Plains, which holds the 1.65% general partner interest in Northern Border Pipeline, from CCE Holdings for $175.0 million. This acquisition is subject to satisfaction of certain approvals and other closing conditions and is expected to close immediately after the CCE Holdings' purchase of CrossCountry, no later than mid-December 2004. Also included in the sale is NBP Services Corporation, which provides administrative and operating services to Northern Border Pipeline.

Investment in Tuscarora Gas Transmission Company

        Tuscarora owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of Gas Transmission Northwest Corporation, to northern Nevada. The Partnership owns a 49% general partner interest in Tuscarora. The remaining general partner interest in Tuscarora is held 50% by Sierra Pacific Resources and 1% by TCPL Tuscarora Ltd., an indirect subsidiary of TransCanada. Under the Tuscarora partnership agreement, voting power of the management committee is allocated among Tuscarora's three general partners in proportion to their general partner interests in Tuscarora. The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources. Sierra Pacific Power, a subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper, accounting for approximately 68% of Tuscarora's available capacity.

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

Third Quarter 2004 Compared with Third Quarter 2003

        Net income increased $0.6 million, or 5%, to $12.6 million in the third quarter of 2004, compared to $12.0 million for the same period in 2003. 2004 third quarter net income reflects an increase in equity income from both Northern Border Pipeline and Tuscarora.

        Equity income from the Partnership's investment in Northern Border Pipeline increased $0.1 million to $11.3 million in the third quarter of 2004, compared to $11.2 million for the same period in 2003. In the third quarter of 2004, Northern Border Pipeline's revenues were higher than the same period in 2003, primarily due to an increase in Northern Border Pipeline's ability to generate and retain more revenues from the sale of short-term capacity and additional transportation services. Northern Border Pipelines' financial charges were lower in the third quarter of 2004 compared to the same period in 2003 due primarily to lower average debt balances outstanding. Operations and maintenance expenses remained relatively the same in the third quarter of 2004, as compared to the same period in 2003. In the third quarter of 2004, Northern Border Pipeline recorded an expense of $0.6 million for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation. Offsetting this increase in 2004 was a $0.6 million reduction in benefit costs. Taxes other than income increased $0.3 million in the third quarter of 2004, as compared to the same period in 2003, due primarily to adjustments in current year property taxes that relate to the prior year.

        Equity income from the Partnership's investment in Tuscarora increased $0.5 million, or 38%, to $1.8 million in the third quarter of 2004, compared to $1.3 million for the same period in 2003. Tuscarora's revenues increased primarily due to long-term firm transportation contracts, which commenced in November 2003, related to the 2002 expansion.

        The Partnership recorded general and administrative expenses of $0.3 million and $0.5 million in the third quarter of 2004 and 2003, respectively. This decrease is primarily due to the timing of expenses incurred in the third quarter of 2004 as compared to 2003.

        The Partnership recorded financial charges of $0.2 million in the third quarter of 2004 and less than $0.1 million in the same period in 2003 due to higher average debt balances.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

        Net income increased $4.0 million, or 11%, to $39.9 million in the first nine months of 2004, compared to $35.9 million for the same period in 2003. Net income in the first nine months reflects an increase in equity income from both Northern Border Pipeline and Tuscarora.

        Equity income from the Partnership's investment in Northern Border Pipeline increased $2.7 million, or 8%, to $36.2 million in the first nine months of 2004, compared to $33.5 million for the same period in 2003. Revenues increased $4.7 million for the nine months ended September 30, 2004, as compared to the same period in 2003. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $2.0 million of the increase. The leap year added an additional day of transportation, which approximated $0.9 million of the revenue increase. A condition of Northern Border Pipeline's previous rate case settlement required Northern Border Pipeline to share interruptible transportation and new services revenue with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $1.8 million of revenue for the nine months ended September 30, 2004.

        Costs and expenses decreased $0.5 million for the nine months ended September 30, 2004, as compared to the same period in 2003. Operations and maintenance expenses decreased $0.4 million for the nine months ended September 30, 2004, as compared to the same period in 2003. This decrease is primarily due to reductions in both administrative expenses provided by the operator and its affiliates as well as benefit costs totaling approximately $2.7 million. Partially offsetting these reductions was $0.8 million of higher electricity costs for Northern Border Pipeline's electricity powered compressors and $1.3 million of expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation.

        Equity income from the Partnership's investment in Tuscarora increased $1.6 million, or 42%, to $5.4 million in the first nine months of 2004, compared to $3.8 million for the same period in 2003. Tuscarora's revenues increased primarily due to long-term firm transportation contracts, which commenced in November 2003, related to the 2002 expansion. Operating expenses were lower in the first nine months of 2004 compared to the same period in 2003 primarily due to a lower depreciation rate applied to compressor equipment in 2004 and lower engineering and operations expenses. Financial charges were lower in the first nine months of 2004 due to lower average debt balances outstanding.

        The Partnership recorded general and administrative expenses of $1.3 million in each of the first nine months of 2004 and 2003, respectively.

        The Partnership recorded financial charges of $0.4 million and $0.1 million in the first nine months of 2004 and 2003, respectively. This increase is due to higher average long-term debt outstanding.

Liquidity and Capital Resources of TC PipeLines, LP

Debt and Credit Facilities

        TC PipeLines, LP's debt and credit facilities outstanding at September 30, 2004 are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(millions of dollars)
Revolving Credit Facility	19.5	—	19.5	—	—

Total	19.5	—	19.5	—	—

Conversion of Subordinated Units

        On July 31, 2004, the remaining one third (936,436) of the originally issued 2.8 million subordinated units held by the general partner converted into an equal number of common units as a result of satisfying the tests set forth in the Partnership Agreement. This concludes the subordination period.

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

        After the subordination period has ended, the Partnership makes distributions of Available Cash, as defined in the Partnership Agreement, in the following manner:

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

        After the distributions described above are met, additional Available Cash from Operating Surplus (as defined in the Partnership Agreement) for that quarter will be distributed among the unitholders and the general partner in the following manner:

  •
  First, 85% to all units, pro rata, and 15% to the general partner, until each unitholder has received a total of $0.5275 for that quarter;

  •
  Second, 75% to all units, pro rata, and 25% to the general partner, until each unitholder has received a total of $0.6900 for that quarter; and

  •
  Thereafter, 50% to all units, pro rata, and 50% to the general partner.

        The distribution to the general partner described above, other than in its capacity as a holder of 2.8 million units, that are in excess of its aggregate 2% general partner interest represent the incentive distribution rights.

2004 Third Quarter Cash Distribution

        On October 19, 2004, the board of directors of the general partner declared the Partnership's 2004 third quarter cash distribution in the amount of $0.575 per unit. This distribution will be paid on November 12, 2004 to unitholders of record as of October 29, 2004. The third quarter cash distribution, totaling $10.7 million, will be paid in the following manner: $10.0 million to the holders of common units (including $1.6 million to an affiliate of TransCanada as holder of 2,800,000 common units and $1.6 million to the general partner as holder of 2,809,306 common units), $0.5 million to the general partner as holder of incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Cash Flows from Operating Activities

        Cash flows provided by operating activities increased $2.8 million to $40.0 million in the nine months ended September 30, 2004 compared to $37.2 million for the same period in 2003. Increases in cash distributions from both Northern Border Pipeline and Tuscarora in 2004 contributed to the increase. In the nine months ended September 30, 2004 and 2003, the Partnership received cash distributions of $46.8 million and $33.9 million, respectively, from its equity investment in Northern Border Pipeline. The cash distributions received include $10.6 million classified as return of capital in the nine months ended September 30, 2004. The higher cash distributions in 2004 reflect the impact of a change in Northern Border Pipeline's cash distribution policy effective January 1, 2004, as well as the negative impact to the 2003 cash distributions resulting from refunds paid by Northern Border Pipeline to its shippers for electricity costs. The Partnership also received cash distributions of $5.6 million and $4.7 million from its equity investment in Tuscarora in the nine months of 2004 and 2003, respectively. Cash distributions received include $0.2 million classified as return of capital in the nine months ended September 30, 2004. The increased cash distributions from Tuscarora are primarily due to increased earnings resulting from its 2002 expansion.

Cash Flows from Investing Activities

        In the first nine months of 2004, the Partnership contributed $39.0 million, representing its 30% share of two $65.0 million cash calls issued by Northern Border Pipeline to its partners on January 27, 2004 and April 27, 2004. The funds were used by Northern Border Pipeline to repay a portion of its existing indebtedness. The payments to Northern Border Pipeline were funded through the use of cash from operations and existing credit facilities. These cash contributions were offset by $10.6 million return of capital from Northern Border Pipeline in the first nine months of 2004. In 2004, the Partnership also contributed $0.4 million, representing its 49% share of $0.8 million cash call issued by Tuscarora to its partners on July 30, 2004. The funds were used by Tuscarora to fund costs related to its proposed 2005 expansion project. In connection with the termination of the proposed expansion, the expansion shippers have agreed to refund such costs. See "Item 5. Other Information". The payment to Tuscarora was funded through the use of cash from operations. This cash contribution was offset by $0.2 million return of capital from Tuscarora in the first nine months of 2004.

Cash Flows from Financing Activities

        In the first nine months of 2004, the Partnership paid $31.0 million in cash distributions in the following manner: $27.7 million to common unitholders (including $4.6 million to an affiliate of TransCanada as holder of 2,800,000 common units and $3.1 million to the general partner as holder of 2,809,306 common units), $1.5 million to the general partner as holder of the subordinated units, $1.2 million to the general partner as holder of incentive distribution rights and $0.6 million to the general partner in respect of its 2% general partner interest. This compares to cash distributions of $29.3 million paid by the Partnership in the first nine months of 2003.

        On March 8, 2004 the Partnership renewed its Revolving Credit Facility with Bank One, NA, as administrative agent. Under the renewed Revolving Credit Facility, the Partnership may borrow up to an aggregate principal amount of $30.0 million. Loans under the Revolving Credit Facility bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on February 28, 2006. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. In the first six months of 2004, the Partnership borrowed an aggregate of $20.0 million on the Revolving Credit Facility. The Partnership repaid $6.0 million on its aggregate borrowings during the three months ended September 30, 2004. The Partnership had $19.5 million outstanding as at September 30, 2004 and $5.5 million outstanding at December 31, 2003 on the Revolving Credit Facility. The interest rate on the Revolving Credit Facility averaged 2.82% and 2.54% for the three and nine months ended September 30, 2004, respectively, and at September 30, 2004 and December 31, 2003, the interest rate was 3.08% and 2.42%, respectively.

        On May 28, 2003, the Partnership renewed its $40.0 million credit facility with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bears interest at LIBOR plus 1.25%. The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora, and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. The Partnership had no borrowings outstanding under the TransCanada Credit Facility as at September 30, 2004 and December 31, 2003, respectively.

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

        As reported previously, firm transportation contracts covering 778 MMcf/d, were scheduled to expire late in 2004. By the end of the second quarter, Northern Border Pipeline successfully extended contracts for approximately 18% of that capacity with existing shippers at maximum transportation rates for terms of at least one year. During the third quarter, Northern Border Pipeline recontracted all but approximately 1% of its capacity at maximum rates for terms of five to six months. With contracts scheduled to expire through May 2005, approximately 800 MMcf/d or 30% of capacity will become available on the pipeline system from Port of Morgan, Montana to the Venture, Iowa delivery point. Northern Border advises that it believes it will continue to provide economic value for gas flows from Western Canada over the long-term and, therefore, will maintain its relatively high utilization levels. However, in any given month, current conditions of weather and storage in supply and market areas may affect the utilization level.

        Northern Border Pipeline's objective is to recontract the remaining pipeline capacity at maximum transportation rates for the longest terms possible. Because the forward natural gas basis differentials between Western Canada and Northern Border Pipeline's market centers continue to be less than the total transportation cost at maximum tariff rates, Northern Border Pipeline may again sell a significant portion of this capacity on a short-term basis. In addition, this could result in lower revenues in some months if the forward natural gas basis differentials do not support maximum rates. Northern Border Pipeline advises that it believes a reduction in expected 2005 net income and cash flow of $7.0 million to $14.0 million is possible. The impact on net income and cash flow may vary outside this range depending on actual natural gas basis differentials experienced during the year.

        On September 23, 2004, Northern Border Pipeline announced it had received commitments from shippers sufficient to support a proposed expansion of the pipeline system into the Chicago market area. The Chicago Expansion III project, with an estimated 130 MMcf/d of capacity, would involve construction of a new compressor station and minor modifications to other compressor stations, and is estimated to cost approximately $20.0 million. The projected in-service date is April 1, 2006. Approval of this project by the FERC is required and Northern Border Pipeline anticipates filing a certificate application with the FERC in January 2005.

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

        Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under GAAP for nonregulated entities. Northern Border Pipeline continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At September 30, 2004, Northern Border Pipeline has recorded regulatory assets of $7.5 million, which are being recovered from its shippers over varying periods of time.

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

        Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, "which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

        At September 30, 2004, Northern Border Pipeline's balance sheet reflects derivative financial instrument assets of approximately $10.8 million with a corresponding increase in long-term debt.

Results of Operations

        The following sets out summarized financial information for Northern Border Pipeline for the three and nine months ended September 30, 2004 and 2003 and as at September 30, 2004 and December 31, 2003. Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

Northern Border Pipeline Income Statement

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars)
Northern Border Pipeline Income Statement
Revenues	81.6	81.2	246.4	241.7
Costs and expenses	(19.2)	(18.7)	(52.3)	(52.8)
Depreciation	(14.5)	(14.4)	(43.6)	(43.3)
Financial charges	(10.1)	(11.0)	(30.2)	(34.4)
Other income	(0.2)	0.1	0.3	0.4

Net income	37.6	37.2	120.6	111.6

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(millions of dollars)
Northern Border Pipeline Balance Sheet
Assets
Cash and cash equivalents	33.0	28.7
Other current assets	39.2	40.8
Plant, property and equipment, net	1,555.1	1,591.8
Other assets	27.8	30.0

	1,655.1	1,691.3

Liabilities and Partners' Equity
Current liabilities	69.9	62.3
Reserves and deferred credits	4.6	5.1
Long-term debt	684.7	821.5
Partners' equity
Partners' capital	891.9	797.2
Accumulated other comprehensive income	4.0	5.2

	1,655.1	1,691.3

Third Quarter 2004 Compared with Third Quarter 2003

        Net income increased $0.4 million, or 1% in the third quarter of 2004, as compared to the same period in 2003. This increase is primarily due to higher operating revenues and reductions in financial charges.

        Revenues increased $0.4 million in the third quarter of 2004, as compared to the same period in 2003. A condition of Northern Border Pipeline's previous rate case settlement required Northern Border Pipeline to share interruptible transportation and new services revenue with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $0.5 million of revenues during the third quarter of 2004.

        Costs and expenses increased $0.5 million for the third quarter of 2004 compared to the same period in 2003. Operations and maintenance expenses remained relatively the same in the third quarter of 2004, as compared to the same period in 2003. In the third quarter of 2004, Northern Border Pipeline recorded an expense of $0.6 million for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation. Offsetting this increase in 2004 was a $0.6 million reduction in benefit costs. Taxes other than income increased $0.3 million in the third quarter of 2004, as compared to the same period in 2003, due primarily to adjustments in current year property taxes that relate to the prior year.

        Financial charges decreased $0.9 million in the third quarter of 2004, as compared to the same period in 2003, due primarily to a decrease in Northern Border Pipeline's average debt outstanding partially offset by an increase in average interest rates.

        Other income decreased $0.4 million in the third quarter of 2004, as compared to the same period in 2003, due primarily to reserves established in 2004 for costs associated with a potential future project.

Nine Months Ended 2004 Compared with Nine Months Ended 2003

        Net income increased $9.0 million, or 8% for the nine months ended September 30, 2004, as compared to the same period in 2003. Higher operating revenues, decreases in operating expenses and reductions in financial charges increased Northern Border Pipeline's net income.

        Revenues increased $4.7 million for the nine months ended September 30, 2004, as compared to the same period in 2003. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $2.0 million of the increase. The leap year added an additional day of transportation, which approximated $0.9 million of the revenue increase. A condition of Northern Border Pipeline's previous rate case settlement required Northern Border Pipeline to share interruptible transportation and new services revenue with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $1.8 million of revenue for the nine months ended September 30, 2004.

        Costs and expenses decreased $0.5 million for the nine months ended September 30, 2004, as compared to the same period in 2003. Operations and maintenance expenses decreased $0.4 million for the nine months ended September 30, 2004, as compared to the same period in 2003. This decrease is primarily due to reductions in both administrative expenses provided by the operator and its affiliates as well as benefit costs totaling approximately $2.7 million. Partially offsetting these reductions was $0.8 million of higher electricity costs for Northern Border Pipeline's electricity powered compressors and $1.3 million of expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation.

        Financial charges decreased $4.2 million for the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to a decrease in Northern Border Pipeline's average debt outstanding.

Liquidity and Capital Resources of Northern Border Pipeline Company

Debt and Credit Facilities

        Northern Border Pipeline's debt and credit facilities outstanding at September 30, 2004 are as follows:

		Payments Due by Period
	Total	Current Portion (Less Than 1 Year)	Total Long Term
	(millions of dollars)
$175 million Pipeline Credit Agreement, 2.29% due 2005(1)	10.0	10.0	—
6.25% Senior Notes due 2007	225.0	—	225.0
7.75% Senior Notes due 2009	200.0	—	200.0
7.50% Senior Notes due 2021	250.0	—	250.0

Total	$685.0	$10.0	$675.0

(1)
Northern Border Pipeline is required to pay a 0.125% fee on the principal commitment amount of its credit agreement.

        Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225.0 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on LIBOR and in return receives payments based on a 6.25% fixed rate. At September 30, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.46%.

        Short-term liquidity needs will be met by operating cash flows and through Northern Border Pipeline's Pipeline Credit Agreement. Long-term capital needs may be met through the issuance of long-term indebtedness.

Cash Flows from Operating Activities

        Cash flows provided by operating activities were $158.5 million for the nine months ended September 30, 2004 as compared to $136.5 million for the same period in 2003, an increase of $21.5 million. Increases in operating revenues and lower financial charges for 2004 contributed approximately $8.9 million of the increase between 2004 and 2003. This increase was partially offset by the initial lump sum payment of $7.4 million, in consideration of the option to renew the pipeline right-of-way lease and other benefits, to the Fort Peck Tribes. In addition, the nine months ended September 30, 2003 reflects lower cash flows from operating activities of approximately $9.5 million due to the discontinuance of certain shipper transportation prepayments, and refunds to shippers of $10.3 million due to FERC's rejection of Northern Border Pipeline's proposed tariff sheet revision for company use gas.

Cash Flows from Investing Activities

        Capital expenditures were $7.2 million for the nine months ended September 30, 2004 as compared to $3.8 million for the same period in 2003. The capital expenditures for 2004 and 2003 were primarily related to renewals and replacements of existing facilities.

        Total capital expenditures for 2004 are estimated to be $14.0 million, primarily related to renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2004 capital expenditures primarily by borrowing under the Pipeline Credit Agreement and using operating cash flows.

Cash Flows from Financing Activities

        Cash flows used in financing activities were $147.0 million for the nine months ended September 30, 2004 as compared to $141.0 million for the same period in 2003. Northern Border Pipeline's distributions to its partners were $156.0 million and $113.0 million for the nine months ended September 30, 2004 and 2003, respectively. The distributions for 2003 were reduced in accordance with the previous cash distribution policy to reflect the impact of the refunds ordered by the FERC on March 27, 2003. Effective January 1, 2004, each quarterly distribution is equal to 100% of distributable cash flow as determined by the previous quarter's earnings before interest expense, taxes, depreciation and amortization, less interest expense and maintenance capital expenditures.

        Contributions from partners were $130.0 million in the nine months ended September 30, 2004. For 2004 and 2003, borrowings on long-term debt totaled $10.0 million and $121.0 million, respectively. Total payments on debt were $131.0 million and $149.0 million in 2004 and 2003, respectively.

Update on the Impact of Enron's Chapter 11 Filing on Northern Border Pipeline's Business

        As discussed in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003, on December 2, 2001, Enron and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Refer to the Form 10-K for the year ended December 31, 2003 for the full discussion of impacts of Enron's Chapter 11 Filing on Northern Border Pipeline's business.

Sale of Northern Border Partners General Partner

        On March 31, 2004, Enron transferred its ownership interest in Northern Plains and Pan Border Gas to its newly formed subsidiary CrossCountry. In addition, CrossCountry and Enron entered into a transition services agreement pursuant to which Enron has agreed to provide to CrossCountry, on an interim, transitional basis, various services, including but not limited to (i) information technology services, (ii) accounting system usage rights and administrative support and (iii) payroll, employee benefits and administrative services. In turn, these services are provided to Northern Border Pipeline through Northern Plains. The agreement terminates on the earlier of a sale of CrossCountry or December 31, 2004. The agreement may be extended by mutual agreement of the parties and approval of Enron's Official Committee of Unsecured Creditors.

        On June 24, 2004, Enron announced that it had reached an agreement with CCE Holdings, a joint venture of Southern Union Company and GE Commercial Finance Energy Financial Services, for the sale of CrossCountry. On September 1, 2004, Enron announced that it had reached an amended agreement for the sale of CrossCountry with CCE Holdings (CCE Holdings Agreement). On September 10, 2004, the Bankruptcy Court issued an order (the "September 10 Order") approving the CCE Holdings Agreement. The acquisition is subject to satisfaction of certain approvals and other closing conditions and is expected to close no later than mid-December 2004.

        On September 16, 2004, Southern Union Company and ONEOK, Inc. (ONEOK) each announced that ONEOK had entered into an agreement to purchase Northern Plains and Pan Border Gas from CCE Holdings for $175.0 million. Also included in the sale is NBP Services Corporation, which provides administrative and operating services to Northern Border Pipeline. This acquisition is subject to satisfaction of certain approvals and other closing conditions and is expected to close concurrently with the CCE Holdings' purchase of CrossCountry.

        Under the CCE Holdings Agreement, Enron has agreed to extend certain of the terms of the transition services agreement and transition services supplemental agreement between CrossCountry and Enron (together the "TSA") for a period of six months from the closing date. Under the ONEOK Agreement, CCE Holdings and ONEOK have agreed to use reasonable commercial efforts to memorialize a transition services agreement referred to as the "Northern Border Transition Services Agreement" covering certain transition services by and among ONEOK, Northern Plains, Pan Border Gas and NBP Services, CCE Holdings and Enron. Northern Border Pipeline advises that there is no obligation on the part of Enron to enter into such arrangement and there can be no assurance that any such agreement will be entered into by Enron. In the event the Northern Border Transition Services Agreement is not entered into, then the ONEOK Agreement provides that certain transition services will be provided to the parties on substantially the same basis as provided prior to closing. Northern Border Pipeline advises that it expects that most of the services it received in the past from Enron and CrossCountry will continue to be provided through the term of the transition services agreement(s) or until those services can be provided directly by Northern Plains or indirectly by ONEOK. As services are transitioned to Northern Plains or ONEOK, it is possible that additional costs for computer hardware, software and personnel may result. Any such costs have not been determined. Additionally, it is not known at this time what rights Enron, CrossCountry or CCE Holdings may have to use third party software and what personnel will be available to provide the transition services to Northern Plains. As a result, TC PipeLines, LP cannot at this time predict the impact, if any, the transition of services and systems from subsidiaries of Enron to ONEOK as service providers will have on the operations of Northern Border Pipeline, and, as a result, those of TC PipeLines, LP.

Pension Plan Benefits

        As previously reported in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003, on December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate, the Enron Cash Balance Plan (Cash Balance Plan) and certain other defined benefit plans of Enron's affiliates (collectively the "Plans") in"standard terminations" within the meaning of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Such standard terminations would satisfy all of the obligations of Enron and its affiliates with respect to funding liabilities under the Plans. In addition, a standard termination would eliminate the contingent claims of the Pension Benefit Guaranty Corporation (PBGC) against Enron and its affiliates with respect to funding liabilities under the Plans. On January 30, 2004, the Bankruptcy Court entered an order authorizing the termination, additional funding and other actions necessary to effect the relief requested. Pursuant to the Bankruptcy Court order, any contributions to the Plans are subject to the prior receipt of a favorable determination by the Internal Revenue Service that the Plans are tax-qualified as of their respective dates of termination.

        On June 2, 2004, the PBGC issued a notice to Enron stating that it had determined that the Plans will be unable to pay benefits when due and should be terminated in order to protect the interests of the participants in the Plans, and/or that the risk of loss to the PBGC would increase unreasonably if the Plans were not so terminated. On June 3, 2004, the PBGC filed a complaint in the District Court for the Southern District of Texas against Enron as the sponsor and/or administrator of the Plans (the "Action") which complaint was served on Enron on July 19, 2004. By filing the Action, the PBGC is seeking an order (i) terminating the Plans, (ii) appointing the PBGC the statutory trustee of the Plans, (iii) requiring transfer to the PBGC of all records, assets or other property of the Plans required to determine the benefits payable to the Plans' participants and (iv) establishing June 2, 2004 as the termination date of the Plans.

        Enron management previously informed Northern Plains that Enron will seek funding contributions from each member of its ERISA controlled group of corporations that employs, or employed, individuals who are, or were, covered under the Cash Balance Plan. Northern Plains is considered a member of Enron's ERISA controlled group of corporations. As of December 31, 2003, an amount of approximately $3.1 million was estimated for Northern Border Pipeline's share of Northern Plains' proportionate share of the up to $200.0 million estimated termination costs for the Plans authorized by the Bankruptcy Court order. Under the operating agreement with Northern Plains, these costs may be Northern Border Pipeline's responsibility. In December of 2003, Northern Border Pipeline accrued $3.1 million to satisfy claims of reimbursement for these termination costs.

        In the Bankruptcy Court September 10 Order, Enron was authorized to enter into an escrow agreement with CCE Holdings and PBGC. Upon closing, Enron will deposit the amount of $321.8 million to an escrow account, which is intended to ensure that none of CCE Holdings or its affiliates are exposed to liability to the PBGC under Title IV of the ERISA, for which CCE Holdings may otherwise be indemnified pursuant to the CCE Holdings Agreement. In addition, the form of escrow agreement provides that, under certain circumstances and upon approval by or notice to the parties to the escrow agreement, some or all of the funds placed in escrow may be paid directly in respect of the Cash Balance Plan or to the PBGC. However, the September 10 Order provides for the PBGC to retain any rights or claims it may have against Northern Plains and Pan Border Gas.

        Under both the CCE Holdings Agreement and the ONEOK Agreement, neither Northern Plains nor Northern Border Pipeline will be required to contribute to or otherwise be liable for any contributions to Enron in connection with the Cash Balance Plan. The purchase price under the agreements will be deemed to include all contributions which otherwise would have been allocable to Northern Plains.

        While the final amounts chargeable to Northern Border Pipeline under the operating agreement for the termination of the Cash Balance Plan cannot be determined at this time, Northern Border Pipeline advises that it believes the ultimate settlement of this matter may be for an amount less than the $3.1 million accrual.

Approval of Enron Bankruptcy Plan

        On July 15, 2004, the Bankruptcy Court approved the amended joint Chapter 11 plan and related disclosure statement (Chapter 11 Plan). Under the approved Chapter 11 Plan, assuming the previously announced sales of Portland General Electric and CrossCountry are consummated, Enron creditors, which should include Northern Border Pipeline, will receive a combination of cash and equity of Prisma Energy International, Enron's international energy asset business. Northern Border Pipeline anticipates reaching approved settlements of its claims and may realize recoveries of up to $5.0 million related to claims filed in the Enron bankruptcy proceedings. Currently, Northern Border Pipeline has fully reserved these claims. However, the Chapter 11 Plan has not yet become effective and a number of parties have filed Notices of Appeal, which could delay the effective date and/or change the terms of the Plan. There can be no assurances on the amounts of the claims recovered or timing of distributions under the Chapter 11 Plan.

Update to Public Utility Holding Company Act (PUHCA) Regulation

        As more fully discussed in TC PipeLines' Annual Report on Form 10-K for the year ended December 31, 2003, on March 9, 2004, Enron registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Under PUHCA, Northern Border Pipeline is a subsidiary of a registered holding company. Immediately after Enron registered, the SEC issued an order granting Enron and its subsidiaries authority to undertake certain transactions without further authorization from the SEC under PUHCA (Omnibus Order). Upon consummation of the sale to CCE Holdings and to ONEOK, Northern Border Pipeline will no longer be a subsidiary of a registered holding company.

Update to Fort Peck Indian Reservation filed lawsuit and right-of-way Settlement

        On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation (Tribes) filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3.0 million in back taxes, together with interest and penalties. The lawsuit related to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. The Tribes and Northern Border Pipeline, through a mediation process, reached a settlement on pipeline right-of-way lease and taxation issues documented through an Option Agreement and Expanded Facilities Lease (Agreement). Through the terms of the Agreement, the settlement grants to Northern Border Pipeline, among other things: (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years, (ii) a right to use additional tribal lands for expanded facilities and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. In consideration of this option and other benefits, Northern Border Pipeline paid a lump sum amount of $7.4 million and will make additional annual option payments of approximately $1.5 million thereafter through March 31, 2011. Of the amount paid in 2004, $1.0 million was determined to be a settlement of previously accrued property taxes. The remainder has been recorded in other assets on the consolidated balance sheet. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement.

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

Results of Operations

        The following sets out summarized financial information for Tuscarora for the three and nine months ended September 30, 2004 and 2003 and as at September 30, 2004 and December 31, 2003. Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(unaudited) (millions of dollars)
Tuscarora Income Statement
Revenues	8.1	7.3	24.4	22.0
Costs and expenses	(1.2)	(1.3)	(3.6)	(3.8)
Depreciation	(1.5)	(1.6)	(4.6)	(4.8)
Financial charges	(1.5)	(1.6)	(4.6)	(4.9)

Net income	3.9	2.8	11.6	8.5

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(millions of dollars)
Tuscarora Balance Sheet
Assets
Cash and cash equivalents	10.1	1.8
Other current assets	0.2	4.3
Plant, property and equipment, net	138.5	141.9
Other assets	1.4	1.6

	150.2	149.6

Liabilities and Partners' Equity
Current liabilities	8.7	6.7
Long-term debt	78.4	80.8
Partners' equity
Partners' capital	63.0	62.0
Accumulated other comprehensive income	0.1	0.1

	150.2	149.6

Third Quarter 2004 Compared with Third Quarter 2003

        Net income increased $1.1 million, or 39%, to $3.9 million in the third quarter of 2004, compared to $2.8 million for the same period in 2003. This increase is primarily due to both higher revenues and lower costs.

        Revenues earned by Tuscarora increased $0.8 million, or 11%, to $8.1 million in the third quarter of 2004, compared to $7.3 million for the same period in 2003. This increase is due to incremental revenues generated from long-term firm transportation contracts resulting from Tuscarora's expansion in 2002.

        Costs and expenses decreased $0.1 million, or 8%, to $1.2 million in the third quarter of 2004, compared to $1.3 million for the same period in 2003 due to a reduction in engineering and operating expenses.

        Depreciation recorded by Tuscarora of $0.1 million was lower in the third quarter of 2004 compared to the same period last year due to a change in the depreciation rate applied to compressor equipment.

        Financial charges of Tuscarora decreased $0.1 million, or 6%, to $1.5 million in the third quarter of 2004, compared to $1.6 million for the same period last year. This increase is due primarily to lower average debt outstanding.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

        Net income increased $3.1 million, or 36%, to $11.6 million in the first nine months of 2004, compared to $8.5 million for the same period in 2003 primarily due to higher revenues.

        Revenues earned by Tuscarora increased $2.4 million, or 11%, to $24.4 million in the first nine months of 2004, compared to $22.0 million for the same period in 2003. This increase is due to incremental revenues generated from long-term firm transportation contracts resulting from Tuscarora's expansion in 2002.

        Costs and expenses decreased $0.2 million, or 5%, to $3.6 million for the third quarter of 2004, compared to $3.8 million for the same period in 2003 due to a reduction in maintenance of compressor equipment.

        Depreciation recorded by Tuscarora of $4.6 million was $0.2 million lower in the first nine months of 2004 compared to the same period in 2003 due to a change to the depreciation rate applied to compressor equipment.

        Financial charges for Tuscarora decreased $0.3 million, or 6%, to $4.6 million for the third quarter of 2004, compared to $4.9 million for the same period last year. This decrease is due primarily to lower average debt outstanding.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Debt and Credit Facilities

        Tuscarora's debt and credit facilities outstanding at September 30, 2004 are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(millions of dollars)
Series A Senior Notes due 2010	67.10	3.70	10.50	4.70	48.20
Series B Senior Notes due 2010	6.90	0.40	1.30	0.80	4.40
Series C Senior Notes due 2012	9.00	0.70	2.40	1.20	4.70
Operating Leases	0.46	0.10	0.22	0.14	—
Commitments	3.60	1.20	2.30	0.10	—

Total	$87.06	$6.10	$16.72	$6.94	$57.30

        Tuscarora's commitments relate to a contract with a third party for maintenance services on certain components of its pipeline-related equipment. The contract expires in November 2007.

Cash Flows from Operating Activities

        Cash flows generated from operating activities increased $6.5 million to $19.6 million in the first nine months of 2004 compared to $13.1 million in the same period last year primarily due to decreases in working capital, lower depreciation and increased net income relating to long-term firm transportation contracts resulting from Tuscarora's expansion in 2002.

Cash Flows from Investing Activities

        In the first nine months of 2004, cash flows used in investing activities increased $0.3 million, to $1.2 million compared to $0.9 million in the same period last year. This is primarily due to increased capital expenditures as a result of work-in-progress related to the 2005 expansion project. Under a recent settlement with respect to the termination of the 2005 expansion project, the expansion shippers agreed to reimburse Tuscarora for such expenditures.

Cash Flows from Financing Activities

        In the first nine months of 2004, cash flows used in financing activities increased $4.8 million to $12.9 million compared to $8.1 million in the same period last year. Distributions paid to partners were $11.4 million and $11.1 million in the first nine months ended September 30, 2004 and 2003, respectively. Tuscarora received $0.8 million and $10.0 million in the first nine months ended September 30, 2004 and 2003, respectively, in contributions from its partners. Tuscarora had no outstanding balance under its revolving credit facility in the nine months ended September 30, 2004, and repaid the $4.6 million balance outstanding on its revolving credit facility for the same period in 2003. In each of the first nine month period ended September 30, 2004 and 2003, respectively, Tuscarora repaid $2.3 million in long-term debt.

Update on Sierra Pacific Resources

        Sierra Pacific Power, a subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper with approximately 68% of contracted capacity through 2015. As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, in August 2003, the bankruptcy court granted Enron Power Marketing Inc. 's (Enron Power Marketing) motion for summary judgment with respect to its claims against Nevada Power and Sierra Pacific Power for approximately $235 million and $102 million, respectively, of liquidated damages, for power supply contracts terminated by Enron Power Marketing in May 2002. The court stated that it would enforce the contracts unless they were set aside by the FERC. The utilities appealed the judgment.

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

        On October 12, 2004 Sierra Pacific Resources announced that the U.S. District Court for the Southern District of New York vacated the prior summary judgment by the U.S. Bankruptcy Court for the Southern District of New York that called for the Sierra Pacific Resources' utilities to pay Enron Power Marketing the $336 million for terminated contracts. The court ruling remanded the case back to the Bankruptcy Court to rehear facts, issues and arguments of the case.

        To date, Sierra Pacific Power is current on its shipping contracts with Tuscarora.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines, LP

        TC PipeLines has interest rate exposure resulting from its Revolving Credit Facility which is subject to variability in LIBOR interest rates. Since December 31, 2003, TC PipeLines has borrowed an aggregate of $20.0 million under its Revolving Credit Facility. In the third quarter of 2004, TC PipeLines paid $6.0 million on its Revolving Credit Facility resulting in $19.5 million total debt outstanding as at September 30, 2004.

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

        Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At September 30, 2004, Northern Border Pipeline had $225.0 million of variable rate debt outstanding (approximately 33% of its debt portfolio) that was previously fixed rate debt that was converted to variable rate debt through the use of interest rate swaps.

        Northern Border Pipeline has advised that if average interest rates change by one percent compared to rates in effect as of September 30, 2004, annual interest expense would change by approximately $2.3 million. This amount has been determined by considering the impact of the hypothetical interest rates on Northern Border Pipeline's variable rate borrowings outstanding as of September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

TC PipeLines, LP

Evaluation of disclosure controls and procedures

        Based on their evaluation for the three and nine months ended September 30, 2004, covered by the filing of this quarterly report, the President and Chief Executive Officer and Chief Financial Officer of the general partner of the Partnership have concluded that the disclosure controls and procedures referred to in paragraph 4 (b) of their certifications included as exhibits in this report were effective.

PART II.    OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

TC PipeLines, LP

Northern Border Pipelines FERC Proceedings

        In Northern Border Pipeline's pending proceeding before the FERC on procedures for awarding capacity, an order was issued on April 15, 2004, in which the FERC requested comments from interested parties on whether the FERC's current policy on awarding available capacity to a short-haul shipper appropriately balances the risks to the pipeline, bidding shippers and other shippers on the pipeline. Comments were due by June 15, 2004. The timing of the issuance of the FERC's order in this proceeding is not known. On September 21, 2004, Northern Border Pipeline filed a motion to expedite the issuance of an order in this proceeding.

Tax Allowance Determination Pending

        On July 20, 2004, the D.C. Circuit Court of Appeals issued an opinion in BP West Coast Products, LLC v. FERC that reversed the FERC decision that provided for an income tax allowance in the rates for SFPP, LP, a limited partnership. The D.C. Circuit Court of Appeals remanded the case to FERC for the FERC's determination regarding the proper tax allowance. Northern Border Pipeline has not yet fully analyzed the SFPP decision, and Northern Border Pipeline does not know the scope, timing or outcome of any FERC proceeding(s) related to the remand. However, Northern Border Pipeline has advised that it believes that its specific circumstances are different from those of SFPP and many other pipeline partnerships, given Northern Border Pipeline's particular circumstances regarding its tariff, deferred income tax treatment, FERC orders and underlying agreements with its shippers.

Termination of Tuscarora 2005 Expansion Project

        In July 2003, Tuscarora held an open season that resulted in shippers executing long-term contracts which would have supported a planned expansion of the system by approximately 50 MMcf/d by the end of 2005.

        The proposed expansion shippers are Local Distribution Companies requiring natural gas transportation to meet peak load requirements previously served by a Liquid Natural Gas (LNG) storage facility connected to the Paiute Pipeline Company (Paiute Pipeline) system. The contracts for LNG storage were scheduled to expire on July 6, 2005 and the shippers had been unable to reach agreement with the LNG facility owners to extend the contracts. However, Paiute Pipeline subsequently reached an agreement with the owner of the LNG facility to purchase the plant and offered Tuscarora's 2005 expansion shippers a lower cost alternative to the Tuscarora 2005 expansion project.

        On October 27, 2004 Tuscarora filed with the FERC, as one of several parties, a global settlement agreement which, if approved by the FERC, will result in the termination of its proposed 2005 expansion project.

        Under the settlement, if approved by the FERC without condition or modification and with the close of the sale of the LNG facility by the owner to Paiute Pipeline, Tuscarora's 2005 expansion project will be terminated. The timing for FERC approval of the settlement agreement is anticipated to be mid to late December 2004. Under the terms of the settlement, Tuscarora will be reimbursed for all its project costs and, additionally, the 2005 expansion shippers agreed to extend certain of their existing Tuscarora service agreements such that the weighted average life of all Tuscarora contracts will be increased from the current 10.8 years to 12.8 years. Furthermore, if the settlement is approved, the prior owner of the LNG facility will withdraw its petition for review of the FERC order approving Tuscarora's 2002 expansion.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

TC PipeLines, LP

(a)
Exhibits

*10.1
Fourth Amendment to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One NA, as agent, June 1, 2004. (Exhibit 10.1 to TC PipeLines, LP's 10-Q, June 30, 2004).

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

2.
Report on Form 8-K dated August 24, 2004 and filed on August 25, 2004 reporting that Northern Border Pipeline issued a press release announcing that in response to its posting of firm transportation capacity available on its pipeline system on November 1, 2004, it has received binding commitments from several companies for an aggregate of 431 MMcf/d of transportation capacity, predominately for terms of five to six months.

3.
Report on Form 8-K dated August 27, 2004 and filed on August 31, 2004 reporting that Northern Border Pipeline filed a Form 8-K stating that the previously disclosed settlement between the Tribes of the Fort Peck Indian Reservation relating to the renewal of the pipeline right of way lease in 2011 and taxation issues, which had been executed by Northern Border Pipeline and the Tribes, had been approved by the Bureau of Indian Affairs on August 27, 2004.

4.
Report on Form 8-K dated September 1, 2004 and filed on September 2, 2004 reporting that Enron announced that it reached an agreement with CCE Holdings for the sale of CrossCountry for $2.45 billion in cash, including the assumption of debt. In its September 1, 2004 press release, Enron notes that the sale remains subject to approval of the Bankruptcy Court for the Southern District of New York and that a hearing before the Bankruptcy Court is scheduled for September 9, 2004. Subject to this approval and certain other conditions precedent, Enron expects the sale to close by mid-December.

5.
Report on Form 8-K dated and filed September 17, 2004 reporting that on September 10, 2004, Southern Union announced that it and its partner GE had received bankruptcy court approval for their purchase of CrossCountry. Northern Border Partners issued a press release on September 17, 2004, advising that Southern Union Company and ONEOK, Inc., had each announced that ONEOK has entered into an agreement to purchase Northern Plains from CCE Holdings for $175 million.

  6.
  Report on Form 8-K dated September 21, 2004 and filed on September 24, 2004, reporting that the Board of Directors of TC PipeLines GP, Inc., the general partner of TC PipeLines, LP, accepted Mr. Robert Helman's resignation to retire from the Board. The Board of Directors by unanimous vote appointed Mr. Walentin Mirosh to serve as a Director and as a member of the Audit Committee of the Board.

  7.
  Report on Form 8-K dated September 23, 2004 and filed on September 24, 2004, reporting that Northern Border Pipeline filed an 8-K providing updated information regarding i) a proposed expansion of its pipeline system into the Chicago market area, ii) the uncertainty of the impact on Northern Border Pipeline regarding the provision of transition services under the ONEOK Agreement between CCE Holdings and ONEOK, that are currently provided by Enron and iii) certain potential liabilities related to Cash Balance Plan obligations.

  8.
  Report on Form 8-K dated October 26, 2004 and filed on October 27, 2004 reporting that TC PipeLines, LP issued a press release announcing third quarter results for the period ended September 30, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC PIPELINES, LP (a Delaware Limited Partnership)
	By:	TC PipeLines GP, Inc., its general partner

Date: November 9, 2004	By:	/s/ Russell K. Girling Russell K. Girling Chief Financial Officer (duly authorized officer)

Date: November 9, 2004	By:	/s/ Amy Leong Amy Leong Controller (duly authorized officer)

QuickLinks

TABLE OF CONTENTS
PART II. OTHER INFORMATION