Form 10-Q
period 2005-03-31
TC PIPELINES LP
filed 2005-05-10
CIK 1075607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes  ☒       No  ☐

As of May 9, 2005, there were 17,500,000 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

	Three months ended
(unaudited)	March 31
(millions of dollars except per unit amounts)	2005	2004
Equity income from investment in Northern Border Pipeline	12.2	12.5
Equity income from investment in Tuscarora	2.0	1.8
General and administrative expenses	(0.5)	(0.5)
Financial charges and other	(0.3)	(0.1)
Net income	13.4	13.7

Net income allocation
Common units	12.7	12.4
Subordinated units	—	0.7
General partner	0.7	0.6
	13.4	13.7
Net income per unit	$0.72	$0.75

Units outstanding (millions)	17.5	17.5

Statement of Comprehensive Income

	Three months ended
(unaudited)	March 31
(millions of dollars)	2005	2004
Net income	13.4	13.7
Other comprehensive income
Change associated with current period hedging transactions of investees	(0.1)	(0.1)
Total comprehensive income	13.3	13.6

See accompanying notes to the condensed financial statements.

Balance Sheet

	March 31,	December 31,
(millions of dollars)	2005	2004
	(unaudited)	(audited)
Assets
Current assets
Cash	2.6	2.5
Investment in Northern Border Pipeline	286.0	290.1
Investment in Tuscarora	39.4	39.5
	328.0	332.1
Liabilities and Partners’ Equity
Current liabilities
Accrued liabilities	0.5	0.7
Current portion of long-term debt	30.0	6.5
	30.5	7.2
Long-term debt	—	30.0

Partners’ equity
Common units	290.0	287.4
General partner	6.4	6.3
Other comprehensive income	1.1	1.2
	297.5	294.9
	328.0	332.1

Statement of Cash Flows

(unaudited)	Three months ended March 31,
(millions of dollars)	2005	2004
Cash Generated From Operations
Net income	13.4	13.7
Add/(deduct):
Distributions received in excess of equity income	—	(0.4)
Decrease / (increase) in operating working capital	(0.2)	0.1
	13.2	13.4
Investing Activities
Return of capital from Northern Border Pipeline	4.0	2.0
Return of capital from Tuscarora	0.1	—
Investment in Northern Border Pipeline	—	(19.5)
	4.1	(17.5)
Financing Activities
Distributions paid	(10.7)	(10.1)
Long-term debt issued	—	9.0
Long-term debt repaid	(6.5)	—
	(17.2)	(1.1)
Increase / (decrease) in cash	0.1	(5.2)
Cash, beginning of period	2.5	7.5
Cash, end of period	2.6	2.3

See accompanying notes to the condensed financial statements.

TC PipeLines, LP

Notes to Condensed Financial Statements

(unaudited)

Note 1    Basis of Presentation

TC PipeLines, LP, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership.  The Partnership was formed by TransCanada PipeLines Limited, a subsidiary of TransCanada Corporation (collectively referred herein as TransCanada), to acquire, own and participate in the management of United States-based pipeline assets.  The Partnership commenced operations on May 28, 1999.

The financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  Other comprehensive income recorded by TC PipeLines arises through its equity investments in Northern Border Pipeline Company (Northern Border Pipeline) and Tuscarora Gas Transmission Company (Tuscarora) and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora.  Amounts are stated in United States dollars.

Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment.  In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three months ended March 31, 2005 and 2004, the financial position as at March 31, 2005 and December 31, 2004 and cash flows for the three months ended March 31, 2005 and 2004.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2    Investment in Northern Border Pipeline

The Partnership owns a 30% general partner interest in Northern Border Pipeline, a partnership which owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the midwestern United States.  The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P. (Northern Border Partners), a publicly traded limited partnership.  The 2% general partnership interest in Northern Border Partners is controlled by affiliates of ONEOK, Inc. (ONEOK), which hold a 1.65% general partner interest, and TransCanada, parent of TC PipeLines’ general partner, which holds the remaining 0.35% general partner interest.  The Northern Border Pipeline system is operated by Northern Plains Natural Gas Company (Northern Plains), a wholly owned subsidiary of ONEOK.  Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline.  TC PipeLines’ equity income for the three months ended March 31, 2005 and 2004 includes 30% of the net income of Northern Border Pipeline for the same periods.  There were no undistributed earnings from Northern Border Pipeline as at March 31, 2005 and December 31, 2004.

The following table sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three months ended March 31, 2005 and 2004 and as at March 31, 2005 and December 31, 2004.  TC PipeLines has held its general partner interest since May 28, 1999.

Northern Border Pipeline Income Statement

(unaudited)	Three months ended March 31,
(millions of dollars)	2005	2004
Revenues	82.8	83.3
Costs and expenses	(17.4)	(17.0)
Depreciation	(14.4)	(14.5)
Financial charges	(10.6)	(10.2)
Other income	0.2	0.1
Net income	40.6	41.7

Northern Border Pipeline has amortized $0.4 million for each of the three months ended March 31, 2005 and 2004, respectively related to terminated interest rate swap agreements as a reduction to financial charges from accumulated other income.

Northern Border Pipeline Balance Sheet

	March 31,	December 31,
(millions of dollars)	2005	2004
	(unaudited)	(audited)
Assets
Cash and cash equivalents	26.1	20.3
Other current assets	37.0	39.0
Plant, property and equipment, net	1,534.3	1,543.8
Other assets	21.3	20.2
	1,618.7	1,623.3
Liabilities and Partners’ Equity
Current liabilities	57.6	47.8
Reserves and deferred credits	4.5	4.5
Long-term debt	603.3	603.9
Partners’ equity
Partners’ capital	949.9	963.3
Accumulated other comprehensive income	3.4	3.8
	1,618.7	1,623.3

Note 3    Investment in Tuscarora

The Partnership owns a 49% general partner interest in Tuscarora, a general partnership which owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects to TransCanada’s Gas Transmission Northwest Corporation system (GTN), to northern Nevada.  The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TransCanada.  The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources.  Sierra Pacific Power Company (Sierra Pacific Power) a wholly-owned subsidiary of Sierra Pacific Resources is Tuscarora’s largest shipper, accounting for approximately 69% of total available capacity through 2017.  On September 1, 2000, the Partnership acquired its interest in Tuscarora from a subsidiary of TransCanada.  As a result of the acquisition allocation, an annual amortization of $0.4 million has been included in the Partnership’s equity income from Tuscarora.  The amortization period ends in 2025.  Tuscarora is regulated by the FERC.

The Partnership uses the equity method of accounting for its investment in Tuscarora.  TC PipeLines’ equity income for the three months ended March 31, 2005 and 2004 includes 49% of the net income of Tuscarora for the same periods.  There were no undistributed earnings from Tuscarora as at March 31, 2005 and December 31, 2004.

The following table sets out summarized financial information representing 100% of the operations of Tuscarora for the three months ended March 31, 2005 and 2004 and as at March 31, 2005 and December 31, 2004.

TC PipeLines has held its general partner interest since September 1, 2000.

Tuscarora Income Statement

(unaudited)	Three months ended March 31,
(millions of dollars)	2005	2004
Revenues	8.3	8.3
Costs and expenses	(1.1)	(1.2)
Depreciation	(1.5)	(1.6)
Financial charges	(1.5)	(1.5)
Net income	4.2	4.0

Tuscarora Balance Sheet

	March 31,	December 31,
(millions of dollars)	2005	2004
	(unaudited)	(audited)
Assets
Cash and cash equivalents	6.7	3.6
Other current assets	3.0	3.0
Plant, property and equipment, net	135.5	136.9
Other assets	1.4	1.4
	146.6	144.9
Liabilities and Partners’ Equity
Current liabilities	8.5	6.9
Long-term debt	75.9	75.9
Partners’ equity
Partners’ capital	62.1	62.0
Accumulated other comprehensive income	0.1	0.1
	146.6	144.9

Note 4    Credit Facilities and Long-Term Debt

On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner.  The TransCanada Credit Facility may bear interest, at the option of the Partnership at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25%.  The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary.  On February 22, 2005, the Partnership repaid in full its $6.5 million outstanding balance on the TransCanada Credit Facility.  At March 31, 2005 and December 31, 2004, the Partnership had nil and $6.5 million borrowings outstanding, respectively, under the TransCanada Credit Facility.  The interest rate on the TransCanada Credit Facility at December 31, 2004 was 3.75%.

On March 8, 2004 the Partnership renewed its $30.0 million unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent.  Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate.  The Revolving Credit Facility matures on February 28, 2006.  Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to fund capital expenditures, to fund capital contributions to Northern Border

Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary.  The Revolving Credit Facility requires that the Partnership’s total debt, as of the last day of any fiscal quarter, to be no more than the lesser of (i) 35% of capitalization as at the last day of such fiscal quarter, or (ii) 2.5 times the consolidated adjusted EBITDA (net income plus interest expense, income taxes and depreciation and amortization) for the period consisting of such fiscal quarter and the three preceding fiscal quarters.  The Partnership had $30.0 million outstanding under the Revolving Credit Facility at March 31, 2005 and December 31, 2004.  The interest rate on the Revolving Credit Facility averaged 3.81% and 2.39% for March 31, 2005 and 2004, respectively and at March 31, 2005 and December 31, 2004, the interest rate was 3.99% and 3.72%, respectively.

Note 5    Net Income per Unit

Net income per unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common and subordinated units outstanding.  The general partner’s allocation is equal to an amount based upon the general partner’s 2% interest, adjusted to reflect an amount equal to incentive distributions.  Net income per unit was determined as follows:

	Three months ended
(unaudited)	March 31
(millions of dollars except per unit amounts)	2005	2004
Net income	13.4	13.7
Net income allocated to general partner
General partner interest	(0.2)	(0.3)
Incentive distribution income allocation	(0.5)	(0.3)
	(0.7)	(0.6)
Net income allocable to units	12.7	13.1
Weighted average units outstanding (millions)	17.5	17.5
Net income per unit	$0.72	$0.75

Note 6    Distributions

On April 19, 2005, the Board of Directors of the general partner declared the Partnership’s 2005 first quarter cash distribution.  The first quarter cash distribution is payable on May 13, 2005 to unitholders of record as of April 29, 2005.  The total cash distribution of $10.7 million will be paid in the following manner: $10.0 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Note 7    Subsequent Events

Northern Border Pipeline declared a distribution of approximately $52.4 million on April 27, 2005.  The Partnership received its 30% share ($15.7 million) on May 2, 2005.

Tuscarora declared a distribution of approximately $4.5 million on April 12, 2005.  The Partnership received its 49% share ($2.2 million) on April 29, 2005.

ITEM 2.  MANAGEMENT’S DISCUSSIONS AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

A number of statements made by TC PipeLines in this quarterly report are forward-looking and relate to, among other things, anticipated financial performance, business prospects, strategies, market forces and commitments of TC PipeLines.  All forward-looking statements are based on the Partnership’s beliefs as well as assumptions made by and information currently available to the Partnership.  The Partnership assumes no obligation to update any such forward-looking statements to reflect events or circumstances as occurring after the date hereof.  Words such as “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend”, “forecast”, and similar expressions, identify forward-looking statements.  These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•                                          the Partnership’s 30% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora represent its only material assets.  As a result, the Partnership is dependent upon Northern Border Pipeline and Tuscarora for all of its available cash;

•                                          majority control and operation of Northern Border Pipeline by affiliates of ONEOK and any further developments in the Enron bankruptcy proceedings;

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

and other risks discussed in the Partnership’s filings with the Securities and Exchange Commission (SEC), including the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.  By its nature, such forward-looking information is subject to various risks and uncertainties, which could cause TC PipeLines’ actual results and experience to differ materially from the anticipated results or other expectations expressed in this quarterly report.

Results of Operations of TC PipeLines, LP

As a result of the Partnership’s ownership interests in both Northern Border Pipeline and Tuscarora, the following discusses first the results of operations and liquidity and capital resources of TC PipeLines, then those of each of Northern Border Pipeline and Tuscarora in their entirety.

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

Overview

TC PipeLines, LP was formed in 1998 as a Delaware limited partnership to acquire, own and participate in the management of United States-based pipeline assets.  TC PipeLines, LP and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, are collectively referred to herein as “TC PipeLines” or “the Partnership.”  TC PipeLines GP, Inc., an indirect wholly owned subsidiary of TransCanada Pipelines Limited, which is a wholly owned subsidiary of TransCanada, is the general partner of the Partnership.  The Partnership owns a 30% general partner interest in Northern Border Pipeline and a 49% general partner interest in Tuscarora.

Investment in Northern Border Pipeline Company

Northern Border Pipeline owns a 1,249-mile United States interstate pipeline system that transports natural gas from the Montanan-Saskatchewan border near Port of Morgan, Montana to natural gas markets in the midwestern United States.  The Partnership acquired its 30% interest in Northern Border Pipeline from affiliates of its general partner.  The Partnership has one member and 30% of the voting power of the Northern Border Pipeline management committee.

The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, a publicly traded limited partnership.  The general partners of Northern Border Partners are Northern Plains and Pan Border Gas Company (Pan Border), both subsidiaries of ONEOK, and Northwest Border Pipeline Company, a subsidiary of TransCanada.  TransCanada has one member and 12.25% of the voting power on the Northern Border Pipeline management committee.  Northern Plains and Pan Border Gas collectively have two members and 57.75% of the voting power of the Northern Border Pipeline management committee.  Northern Plains also serves as the operator of the Northern Border Pipeline system.

Investment in Tuscarora Gas Transmission Company

Tuscarora owns a 240-mile United States interstate pipeline system that originates at an interconnection point with facilities of GTN, a wholly-owned subsidiary of TransCanada, near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada.  The Partnership owns a 49% general partner interest in Tuscarora.

The remaining general partner interest in Tuscarora is held 50% by Tuscarora Gas Pipeline Co., a wholly-owned subsidiary of Sierra Pacific Resources and 1% by TCPL Tuscarora Ltd., an indirect wholly owned subsidiary of TransCanada.

Tuscarora increased its contracted capacity from 127 million cubic feet per day (mmcfd) to approximately 180 mmcfd in 2002 by completing an expansion of its pipeline system.  The expansion consisted of the two compressor stations and an 11-mile pipeline extension from a point near the previous terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada.

Critical Accounting Policy

TC PipeLines accounts for its interests in both Northern Border Pipeline and Tuscarora using the equity method of accounting as detailed in notes 2 and 3 to the condensed financial statements.  The equity method of accounting is appropriate where the investor does not control an investee, but rather is able to exercise significant influence over the operating and financial policies of an investee.  TC PipeLines is able to exercise significant influence over its investments in Northern Border Pipeline and Tuscarora as evidenced by its representation on their respective management committees.

The 30% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora are currently the Partnership’s only material sources of income.  The Partnership’s results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora, respectively.

First Quarter 2005 Compared with First Quarter 2004

Net income decreased $0.3 million, or 2%, to $13.4 million in the first quarter of 2005, compared to $13.7 million for the same period in 2004.  The decrease is primarily due to lower equity income from Northern Border Pipeline.

Equity income from the Partnership’s investment in Northern Border Pipeline decreased $0.3 million, or 2%, to $12.2 million in the first quarter of 2005, compared to $12.5 million for the same period in 2004.  Northern Border Pipeline’s revenues were lower and costs and expenses higher in the first quarter of 2005 than compared to the same period in 2004.  The decrease in revenues is primarily due to the leap year in 2004 which provided an additional day of transportation revenue in 2004 as compared to 2005.  The increase in operations and maintenance expense is primarily due to increases in salary and benefit expenses.  Equity income from the Partnership’s investment in Tuscarora increased $0.2 million, or 11%, to $2.0 million in the first quarter of 2005, compared to $1.8 million for the same period in 2004.  Tuscarora’s revenues remained relatively flat and operating expenses decreased primarily due to the renegotiation of lower rates for maintenance contracts in 2005.

The Partnership recorded general and administrative expenses of $0.5 million in each of the first quarters of 2005 and 2004, respectively.

The Partnership recorded financial charges and other of $0.3 million and $0.1 million in the first quarter of 2005 and 2004, respectively.  This increase is primarily due to higher average debt balances.

Liquidity and Capital Resources of TC PipeLines, LP

Debt and Credit Facilities

TC PipeLines’ debt and credit facilities outstanding at March 31, 2005 are as follows:

	Payments Due by Period
		Less Than 1	Long-term
(millions of dollars)	Total	Year	Portion

Revolving Credit Facility	30.0	30.0	—
Total	$30.0	$30.0	$—

Cash Distribution Policy of TC PipeLines, LP

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

The distribution to the general partner described above, other than in its capacity as a holder of 2,035,106 units, that are in excess of its aggregate 2% general partner interest, represent the incentive distribution rights.

2005 First Quarter Cash Distribution

On April 19, 2005, the Board of Directors of the general partner declared the Partnership’s 2005 first quarter cash distribution.  The first quarter cash distribution is payable on May 13, 2005 to unitholders of record as of April 29, 2005.  The total cash distribution of $10.7 million will be paid in the following manner: $10.0 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased $0.2 million, or 1%, to $13.2 million in the first quarter of 2005, compared to $13.4 million for the same period in 2004.  The decrease is primarily due to lower equity income from Northern Border Pipeline in the first quarter of 2005 compared to the same period in 2004.  In the first quarter of 2005 and 2004, the Partnership received cash distributions of $16.2 million and $14.5 million, respectively, from its equity investment in Northern Border Pipeline.  The cash distributions received include $4.0 million and $2.0 million classified as return of capital in the first quarter of 2005 and 2004, respectively.  The increase in cash distributions from Northern Border Pipeline is primarily due to higher fourth quarter cash flow in 2004 relative to the same period in 2003.  Distributions paid in the first quarter are based on the results of the fourth quarter of the previous year.  The increase in cash flow is primarily attributed to an increase in net income and partially offset by an increase in capital expenditures in the fourth quarter of 2004 as compared to the fourth quarter of 2003.  The Partnership also received cash distributions of $2.1 million and $1.5 million, respectively, from its equity investment in Tuscarora.  The cash distributions received include $0.1 million and nil classified as return of capital in the first quarter of 2005 and 2004, respectively.

Cash Flows from Investing Activities

Cash received (used) in investing activities was $4.1 million and $(17.5) million in the first quarter of 2005 and 2004, respectively.  The Partnership made a $19.5 million investment in Northern Border Pipeline in the first quarter 2004.  The Partnership recorded $4.0 million as return of capital from Northern Border Pipeline in the first quarter of 2005 compared to $2.0 million for the same period in 2004.

Cash Flows from Financing Activities

Cash flows used in financing activities were $17.2 million in the first quarter of 2005, compared to $1.1 million for the same period in 2004.  The increase is due to the Partnership’s increase in quarterly cash distribution from $0.55 per unit to $0.575 per unit and repayment of the Partnership’s short-term debt under its TransCanada credit facility in the first quarter of 2005.

In the first quarter of 2005, the Partnership paid $10.7 million in cash distributions on February 14, 2005 to unitholders of record as of January 31, 2005.  The total cash distribution of $10.7 million was paid in the following manner: $10.0 million to common unitholders (including $1.6 million to an affiliate of TransCanada as holder of 2,800,000 common units and $1.6 million to the general partner as holder of 2,809,306 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.  This compares to $10.1 million that was paid in the first quarter of 2004.

On February 22, 2005, the Partnership repaid in full its $6.5 million outstanding balance on the TransCanada Credit Facility.  The interest rate on the TransCanada Credit Facility at December 31, 2004 was 3.75%.

The Partnership had $30.0 million outstanding under the Revolving Credit Facility at March 31, 2005 and December 31, 2004, respectively.  The Partnership borrowed nil and $9.0 million on its Revolving Credit Facility in the first quarter of 2005 and 2004, respectively.  The interest rate on the Revolving Credit Facility averaged 3.81% and 2.39% for March 31, 2005 and 2004, respectively and at March 31, 2005 and December 31, 2004, the interest rate was 3.99% and 3.72%, respectively.

Capital Requirements

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions during the remainder of 2005, TC PipeLines expects to fund these requirements with operating cash flows, debt and/or equity.

Results of Operations of Northern Border Pipeline Company

In the following discussion of the results of Northern Border Pipeline, all amounts represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

The discussion and analysis of Northern Border Pipeline’s financial condition and operations are based on Northern Border Pipeline’s financial statements, which were prepared in accordance with U.S. GAAP.

Overview

For Northern Border Pipeline, there are several major business drivers as summarized in the “Overview, Results of Operations of Northern Border Pipeline Company”, included in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2004.

As previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations of Northern Border Pipeline Company - Overview” in TC PipeLines’ Annual Report Form on 10-K for the year ended December 31, 2004, Northern Border Pipeline had approximately 800 mmcfd or 28% of summer design capacity under contracts that expired or are due to expire by May 31, 2005.  Most of this capacity is available from Port of Morgan, Montana to the Ventura, Iowa delivery point.  Northern Border Pipeline previously disclosed a possible reduction of $7 million to $14 million to 2005 net income and cash flow and that the impact could vary outside this range depending on actual natural gas basis differentials.  As a result of contracting activity to date, Northern Border Pipeline now advises that it believes a greater reduction is likely.

For the month of April, approximately 600 mmcfd of Northern Border Pipeline’s firm transportation capacity was available for contracting.  Northern Border Pipeline advises that it believes this firm capacity was not contracted for the month primarily due to the unusually high summer to winter price differentials causing greater than average natural gas storage injections from Western Canadian supply sources.  The impact to Northern Border Pipeline’s revenues for the month of April is estimated to be a reduction of approximately $6 million.

As of May 1, 2005, Northern Border Pipeline advised it has 340 mmcfd that remains available for contracting in May.  Northern Border Pipeline advises that it believes that the greatest risk of unsold capacity exists during the second quarter but some weakness could continue through the balance of the year based on weather conditions and mid-continent pricing.  Consequently, Northern Border Pipeline advises that it now believes that the most likely range of impact on its revenues from unsold capacity in 2005 is $15 million to $28 million.

Due to the difficulty in predicting all of the variables that can affect the marketability of Northern Border Pipeline’s capacity, this estimate is subject to change.

Critical Accounting Policies

Certain amounts included in or affecting Northern Border Pipeline’s financial statements and related note disclosures must be estimated, requiring Northern Border Pipeline to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Any effects on Northern Border Pipeline’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that gave rise to the revision become known.

Northern Border Pipeline’s significant accounting policies are summarized in Note 2 — Notes to Northern Border Pipeline’s Financial Statements included in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2004.  Certain of Northern Border Pipeline’s accounting policies are of more significance in its financial statement preparation process than others.

Northern Border Pipeline’s accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation”.  Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded by entities not accounting under SFAS No. 71.  Northern Border Pipeline continually assesses whether the regulatory assets are probable of future recovery by considering such factors as regulatory changes and the impact of competition.  If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time.  At March 31, 2005, Northern Border Pipeline has reflected regulatory assets of $12.1 million, which are being recovered, or are expected to be recovered from its shippers over varying periods up to 44 years.

Northern Border Pipeline’s long-lived assets are stated at original cost.  Northern Border Pipeline must use estimates in determining the economic useful lives of those assets.  Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate.  The deprecation rate used for utility property is an integral part of Northern Border Pipeline’s FERC tariff.  Any revisions to the estimated economic useful lives of Northern Border Pipeline’s assets will change its deprecation and amortization expense prospectively  For utility property, no retirement gain or loss is included in income except in the case of retirements or sales of entire regulated operating units.  The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal.

Northern Border Pipeline’s accounting for financial instruments is in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results of the hedged item in the income statement.  At March 31, 2005, Northern Border Pipeline had no derivative financial instruments outstanding.

Results of Operations

The following tables set out summarized financial information for Northern Border Pipeline for the three months ended March 31, 2005 and 2004 and as at March 31, 2005 and December 31, 2004.  Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

Northern Border Pipeline Income Statement

(unaudited)	Three months ended March 31,
(millions of dollars)	2005	2004
Revenues	82.8	83.3
Costs and expenses	(17.4)	(17.0)
Depreciation	(14.4)	(14.5)
Financial charges	(10.6)	(10.2)
Other income	0.2	0.1
Net income	40.6	41.7

Northern Border Pipeline Balance Sheet

	March 31,	December 31,
(millions of dollars)	2005	2004
	(unaudited)	(audited)
Assets
Cash and cash equivalents	26.1	20.3
Other current assets	37.0	39.0
Plant, property and equipment, net	1,534.3	1,543.8
Other assets	21.3	20.2
	1,618.7	1,623.3
Liabilities and Partners’ Equity
Current liabilities	57.6	47.8
Reserves and deferred credits	4.5	4.5
Long-term debt	603.3	603.9
Partners’ equity
Partners’ capital	949.9	963.3
Accumulated other comprehensive income	3.4	3.8
	1,618.7	1,623.3

First Quarter 2005 Compared with First Quarter 2004

Net income decreased $1.1 million, or 3% in the first quarter of 2005, to $40.6 million, compared to $41.7 million for the same period in 2004.  This decrease is primarily due to lower operating revenues and increases in operations and maintenance expenses.

Revenues decreased $0.5 million, or 1% in the first quarter of 2005, to $82.8 million, compared to $83.3 million in the same period in 2004.  The decrease is primarily a result of there being one less day of transportation revenue in the first quarter of 2005 than in 2004 due to leap year.

Costs and expenses increased $0.4 million in the first quarter of 2005, to $17.4 million, compared to $17.0 million for the same period in 2004.  Operations and maintenance expenses increased $0.5 million.  The increase is primarily due to increases in salary and benefit expenses.

Financial charges increased $0.4 million in the first quarter of 2005, to $10.6 million, compared to $10.2 million for the same period in 2004 due to an increase in average interest rates partially offset by a decrease in average debt outstanding.

Liquidity and Capital Resources of Northern Border Pipeline Company

Debt and Credit Facilities

Northern Border Pipeline’s debt and credit facilities outstanding at March 31, 2005 are as follows:

		Payments Due by Period
		Less Than 1	Long-term
(thousands of dollars)	Total	Year	portion

$175 million Pipeline Credit Agreement, average 3.32%, due 2005 (a)	5,000	5,000	—
Senior Notes due 2007	150,000	—	150,000
Senior Notes due 2009	200,000	—	200,000
Senior Notes due 2021	250,000	—	250,000
Total	$605,000	$5,000	$600,000

(a)  Northern Border Pipeline is required to pay a facility fee of 0.125% on the principal commitment amount on its credit agreement.

Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement or a similar facility.  Northern Border Pipeline advises that it has commenced discussions with financial institutions regarding replacement of the Pipeline Credit Agreement, which expires in May 2005, and expects to have a facility with similar terms and conditions in place prior to expiration.  At May 6, 2005, Northern Border Pipeline has $32.0 million borrowed under the Pipeline Credit Agreement.  Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $59.5 million in the first quarter of 2005 as compared to $57.8 million for the same period in 2004.  The increase in cash flows from operating activities is primarily the result of an increase in accruals due to timing of payments.

Cash Flows from Investing Activities

Capital expenditures were $4.7 million for the first quarter of 2005 as compared to $0.3 million for the same period in 2004.  The capital expenditures for 2005 and 2004 were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2005 are estimated to be approximately $39.0 million, which includes approximately $14.0 million for the Chicago III Expansion Project, a proposed expansion of the Northern Border Pipeline system into the Chicago market area.  Please refer to TC PipeLines’ Annual Report on Form 10-K for more information on this expansion project.  The remaining capital expenditures for 2005 are primarily related to renewals and replacements of existing facilities.  Northern Border Pipeline currently anticipates funding its 2005 capital expenditures primarily by borrowing on its credit facility and using operating cash flows.

Cash Flows from Financing Activities

Cash flows used in financing activities were $49.1 million for the first quarter of 2005 as compared to $40.2 million for the same period in 2004.    Distributions to partners were $54.1 million and $48.2 million in the first quarters of 2005 and 2004, respectively.  The increase in distributions is primarily due to an increase in net income offset partially by an increase in capital expenditures in the fourth quarter of 2004 as compared to the same period in 2003.  Distributions paid in the first quarter are based on the results of the fourth quarter of the previous year.

In the first quarter of 2004, Northern Border Pipeline received contributions of $65.0 million from its partners and $57.0 million was used to retire its existing bank debt.  In the first quarter of 2005, Northern Border Pipeline had debt borrowings of $13.0 million and debt retirements of $8.0 million.

Update on the Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business

Please read TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2004 for the full discussion of Impacts of Enron’s Chapter 11 Filing on Northern Border Pipeline’s business.

As a result of a settlement agreement, approved by the Bankruptcy Court in March 2005, among Enron North America (ENA), Enron and Northern Border Pipeline, each of ENA and Enron have agreed to allow Northern Border Pipeline’s claim of approximately $20.6 million. Based upon this settlement among the parties, at December 31, 2004 Northern Border Pipeline adjusted its allowance for doubtful accounts to reflect a $1.1 million estimated recovery for previously billed amounts under the transportation contracts.  Northern Border Pipeline advises that it estimates it could recognize additional income, through future operating results, of $6 million to $9 million for the claims in the Enron bankruptcy proceedings.  However, Northern Border Pipeline advises that there can be no assurances on the amounts actually recovered or timing of distributions under the Chapter 11 Plan.

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

The Tuscarora pipeline system was constructed in 1995 and was placed into service in December 1995.  In January 2001, Tuscarora completed construction of the Hungry Valley lateral, a 14-mile, 16-inch pipeline extension that serves as Tuscarora’s second connection into Reno, Nevada.  On December 1, 2002, Tuscarora completed and placed into service another expansion of its pipeline system.  The 2002 Tuscarora expansion consisted of two compressor stations and an 11-mile pipeline extension from a point near the previous terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada.  The expansion increased Tuscarora’s contracted capacity from 127 mmcfd to approximately 180 mmcfd.  The new capacity is contracted under long-term firm transportation contracts ranging from ten to fifteen years.

In 2005, Tuscarora expects to construct the Barrick Lateral, a 0.5 mile lateral that will provide transportation service to a new electric generation customer located near Tracy, Nevada.  The construction of the lateral is expected to cost $0.6 million.

Tuscarora has firm transportation contracts for over 95% of its contracted capacity, including contracts held by

Sierra Pacific Power for 69% of the total available capacity, the majority of which expires on October 31, 2017.  As of March 31, 2005, the weighted average contract life on the Tuscarora pipeline system was approximately 12.4 years.

Critical Accounting Policies

Tuscarora’s accounting policies conform to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, certain assets that results from the regulated ratemaking process are recorded that would not be recorded by entities not accounting under SFAS No. 71.

Results of Operations

The following tables set out summarized financial information for Tuscarora for the three months ended March 31, 2005 and 2004 and as at March 31, 2005 and December 31, 2004.  Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

Tuscarora Income Statement

(unaudited)	Three months ended March 31,
(millions of dollars)	2005	2004
Revenues	8.3	8.3
Costs and expenses	(1.1)	(1.2)
Depreciation	(1.5)	(1.6)
Financial charges	(1.5)	(1.5)
Net income	4.2	4.0

Tuscarora Balance Sheet

	March 31,	December 31,
(millions of dollars)	2005	2004
	(unaudited)	(audited)
Assets
Cash and cash equivalents	6.7	3.6
Other current assets	3.0	3.0
Plant, property and equipment, net	135.5	136.9
Other assets	1.4	1.4
	146.6	144.9
Liabilities and Partners’ Equity
Current liabilities	8.5	6.9
Long-term debt	75.9	75.9
Partners’ equity
Partners’ capital	62.1	62.0
Accumulated other comprehensive income	0.1	0.1
	146.6	144.9

First Quarter 2005 Compared with First Quarter 2004

Net income increased $0.2 million, or 5%, to $4.2 million in the first quarter of 2005, compared to $4.0 million for the same period in 2004.  The increase is primarily due to lower costs and expenses and depreciation.

Revenues earned by Tuscarora remained flat at $8.3 million in the first quarter of 2005 when compared to the same period in 2004.

Costs and expenses decreased $0.1 million, or 8%, to $1.1 million in the first quarter of 2005, compared to $1.2 million for the same period in 2004.  The decrease is primarily due to the renegotiation of lower rates for maintenance contracts in 2005.

Depreciation decreased $0.1 million, or 6%, to $1.5 million in the first quarter of 2005, compared to $1.6 million for the same period in 2004.  The decrease reflects a reduction in the depreciation rate applied to compressor equipment.

Financial charges of $1.5 million remained relatively the same in the first quarter of 2005 and 2004, respectively.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Debt and Credit Facilities

Tuscarora’s debt and credit facilities outstanding at March 31, 2005 are as follows:

	Payments Due by Period
		Less Than
(millions of dollars)	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Series A Senior Notes due 2010	65.3	3.7	10.3	51.3	—
Series B Senior Notes due 2010	6.8	0.4	1.4	5.0	—
Series C Senior Notes due 2012	8.7	0.7	2.5	1.6	3.9
Operating Leases	0.4	0.1	0.2	0.1	—
Commitments (1)	1.8	0.7	1.1	—	—
Total	$83.0	$5.6	$15.5	$58.0	$3.9

(1)     Tuscarora’s commitments related to a contract with a third party for maintenance services on certain components of its pipeline-related equipment. The contract expires in November 2007.

Short-term liquidity needs will be met by operating cash flows.  Long-term capital needs may be met through the issuance of long-term indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased $1.0 million, or 12%, to $7.4 million compared to $8.5 million for the same period in 2004.  The decrease is primarily due a reduction in working capital.

Cash Flows from Investing Activities

Cash flows used in investing activities remained relatively the same at $0.2 million in the first quarter of 2005 and 2004, respectively.

Cash Flows from Financing Activities

Cash flows used in financing activities increased $1.1 million, or 37%, to $4.2 million compared to $3.1 million for the same period in 2004.  The increase is due to higher cash distributions paid to Tuscarora’s partners.

Sierra Pacific Resources

Sierra Pacific Power, a wholly owned subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper with approximately 69% of the total available capacity through 2017.   In August 2003, the bankruptcy court granted Enron Power Marketing Inc.’s motion for a summary judgment with respect to claims against Nevada Power Company and Sierra Pacific Power (together, the Utilities) of approximately $235 million and $102 million, respectively, of liquidated damages, for power supply contracts terminated by Enron Power Marketing in May 2002.    On October 11, 2004, the U.S. District Court for the Southern District of New York vacated a prior summary judgment by the Bankruptcy Court calling for the Utilities to pay Enron a total of approximately $336 million for terminated contracts.  Subsequently, the Utilities filed a motion seeking clarification of the court’s rulings with respect to certain of their claims.  On December 2, 2004, the District Court enjoined the Utilities from participating in the FERC hearings that were scheduled to begin December 13, 2004 in the companies’ ongoing dispute with Enron Power Marketing over terminated power contracts.  On December 23, 2004, the District Court affirmed the Bankruptcy Court’s holding that the Utilities, by failing to rescind their contracts with Enron immediately upon discovering fraud in 2001, ratified those contracts and further held that Bankruptcy Court jurisdiction over the case is proper.  A trial date was set for April 18, 2005 in the Bankruptcy Court to review the issues remanded by the

District Court with respect to Enron’s claims against the Utilities.  However on April 12, 2005, Nevada Power Company filed a formal petition to delay the trial requiring more time to review evidence.  In April 2005, a federal judge in New York rejected the Utilities claims against Enron Power Marketing and affirmed the decision of the Bankruptcy Court.  A trial date of May 23, 2005 has now been set by the Bankruptcy Court.

Sierra Pacific Power to-date remains current on its shipping contracts with Tuscarora.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines may be exposed to market risk through changes in interest rates.  The Partnership does not have any material foreign exchange risks.  TC PipeLines’ interest rate exposure results from its Revolving Credit Facility and its TransCanada Credit Facility, which are subject to variability in LIBOR interest rates.  At March 31, 2005, TC PipeLines had $30.0 million outstanding on its Revolving Credit Facility.  Since the first quarter of 2005, there has not been any material change to TC PipeLines’ interest rate exposure.

The Partnership is also influenced by the same factors that influence Northern Border Pipeline and Tuscarora.  Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas it transports, therefore, neither assumes any of the related natural gas commodity price risk.

Northern Border Pipeline uses financial instruments in the management of its interest rate exposure.  A control environment has been established which includes policies and procedures for risk assessment as well as the approval, reporting and monitoring of financial instrument activities.  At March 31, 2005, Northern Border Pipeline has no outstanding interest rate swap agreements.

Northern Border Pipeline’s interest rate exposure results from variable rate borrowings from commercial banks.  To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt.  Northern Border Pipeline also uses interest rate swap agreements as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt.  At March 31, 2005, Northern Border Pipeline had $5.0 million of variable rate debt outstanding (approximately 1% of its debt portfolio) and no interest rate swaps outstanding.

Northern Border Pipeline recorded long-term debt amounts received or paid related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the remaining life of the interest rate swap agreement.  During the first quarter of 2005, Northern Border Pipeline amortized approximately $0.6 million as a decrease to interest expense and expects to amortize approximately $0.5 million in each of the remaining quarters of 2005.

PART II.  OTHER INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on their evaluation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report, the President and Chief Executive Officer and Chief Financial Officer of the general partner of the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Partnership in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Partnership’s internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

On May 4, 2005, the FERC issued a policy statement as a result of its request for comments on the proper tax allowance treatment for capital structures involving partnerships and other forms of ownership.  Under the new policy, an income tax allowance would be permitted on all partnership interests if the owner of that interest has an actual or potential income tax liability on that income.  As previously disclosed in TC PipeLines’ Annual Report on Form 10-K for the year ended December 31, 2004, Northern Border Pipeline’s tariff provides for an income tax allowance.  Northern Border Pipeline advises that it believes that the policy statement generally is a positive development regarding income tax allowance in the derivation of rates for pipelines.  In the event the policy statement is applied to Northern Border Pipeline, the issue of whether a particular owner has an actual or potential income tax liability and related matters may be resolved in individual rate proceedings.

ITEM 6.  EXHIBITS

Exhibits No.	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC PipeLines, LP
(a Delaware Limited Partnership)

	By:	TC PipeLines GP, Inc., its general partner

	By:	/s/ Russell K. Girling
Date: May 9, 2005		Russell K. Girling
Chief Financial Officer (duly authorized officer)

	By:	/s/ Amy Leong
Date: May 9, 2005		Amy Leong
Controller (duly authorized officer)