Form 10-Q
period 2005-06-30
TC PIPELINES LP
filed 2005-08-09
CIK 1075607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes  ☒       No  ☐

As of August 8, 2005, there were 17,500,000 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars except per unit amounts)	2005	2004	2005	2004
Equity income from investment in Northern Border Pipeline	8.6	12.4	20.8	24.9
Equity income from investment in Tuscarora	1.8	1.8	3.8	3.6
General and administrative expenses	(0.5)	(0.5)	(1.0)	(1.0)
Financial charges and other	(0.2)	(0.1)	(0.5)	(0.2)
Net income	9.7	13.6	23.1	27.3

Net income allocation
Common units	9.0	12.3	21.7	24.7
Subordinated units	—	0.7	—	1.4
General partner	0.7	0.6	1.4	1.2
	9.7	13.6	23.1	27.3
Net income per unit	$0.52	$0.74	$1.24	$1.49
Units outstanding (millions)	17.5	17.5	17.5	17.5

Statement of Comprehensive Income

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars)	2005	2004	2005	2004
Net income	9.7	13.6	23.1	27.3
Other comprehensive income
Change associated with current period hedging transactions of investees	(0.1)	(0.1)	(0.2)	(0.2)
Total comprehensive income	9.6	13.5	22.9	27.1

See accompanying notes to the condensed financial statements.

TC PipeLines, LP

Balance Sheet

(millions of dollars)	June 30 2005	December 31 2004
	(unaudited)
Assets
Current assets
Cash	3.2	2.5
Investment in Northern Border Pipeline	278.8	290.1
Investment in Tuscarora	39.0	39.5
	321.0	332.1
Liabilities and Partners’ Equity
Current liabilities
Accrued liabilities	0.7	0.7
Current portion of long-term debt	24.0	6.5
	24.7	7.2
Long-term debt	—	30.0
Partners’ equity
Common units	288.9	287.4
General partner	6.4	6.3
Other comprehensive income	1.0	1.2
	296.3	294.9
	321.0	332.1

Statement of Cash Flows

(unaudited)	Six months ended June 30
(millions of dollars)	2005	2004

Cash Generated From Operations
Net income	23.1	27.3
Add/(deduct):
Decrease in operating working capital	—	0.2
	23.1	27.5
Investing Activities
Return of capital from Northern Border Pipeline	11.1	6.4
Return of capital from Tuscarora	0.5	—
Investment in Northern Border Pipeline	—	(39.0)
	11.6	(32.6)
Financing Activities
Distributions paid	(21.5)	(20.3)
Long-term debt issued	—	20.0
Long-term debt repaid	(12.5)	—
	(34.0)	(0.3)
Increase / (decrease) in cash	0.7	(5.4)
Cash, beginning of period	2.5	7.5
Cash, end of period	3.2	2.1

Interest payments made	0.5	0.2

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

The financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  Amounts are stated in United States dollars.  Other comprehensive income recorded by TC PipeLines arises through its equity investments in Northern Border Pipeline Company (Northern Border Pipeline) and Tuscarora Gas Transmission Company (Tuscarora) and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora.  Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment.  In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three and six months ended June 30, 2005 and 2004, the financial position as at June 30, 2005 and December 31, 2004 and cash flows for the six months ended June 30, 2005 and 2004.

The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2004.

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

The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline.  TC PipeLines’ equity income for the three and six months ended June 30, 2005 and 2004 includes 30% of the net income of Northern Border Pipeline for the same periods.  There were no undistributed earnings from Northern Border Pipeline as at June 30, 2005 and December 31, 2004.

The following table sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three and six months ended June 30, 2005 and 2004 and as at June 30, 2005 and December 31, 2004.  TC PipeLines has held its general partner interest since May 28, 1999.

Northern Border Pipeline Income Statement

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars)	2005	2004	2005	2004
Revenues	69.8	81.5	152.6	164.8
Costs and expenses	(16.7)	(16.1)	(34.1)	(33.1)
Depreciation	(14.3)	(14.6)	(28.7)	(29.1)
Financial charges	(10.6)	(9.9)	(21.2)	(20.1)
Other income	0.6	0.4	0.8	0.5
Net income	28.8	41.3	69.4	83.0

Northern Border Pipeline amortized $0.4 million and $0.7 million in the three and six months ended June 30, 2005, respectively, related to terminated interest rate swap agreements as a reduction to financial charges from accumulated other comprehensive income.

Northern Border Pipeline Balance Sheet

(millions of dollars)	June 30 2005	December 31 2004
	(unaudited)
Assets
Cash and cash equivalents	1.9	20.3
Other current assets	33.4	39.0
Plant, property and equipment, net	1,525.2	1,543.8
Other assets	21.2	20.2
	1,581.7	1,623.3
Liabilities and Partners’ Equity
Current liabilities	45.4	47.8
Reserves and deferred credits	4.2	4.5
Long-term debt	602.8	603.9
Partners’ equity
Partners’ capital	926.3	963.3
Accumulated other comprehensive income	3.0	3.8
	1,581.7	1,623.3

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

The Partnership uses the equity method of accounting for its investment in Tuscarora.  TC PipeLines’ equity income for the three and six months ended June 30, 2005 and 2004 includes 49% of the net income of Tuscarora for the same periods.  There were no undistributed earnings from Tuscarora as at June 30, 2005 and December 31, 2004.

The following table sets out summarized financial information representing 100% of the operations of Tuscarora for the three and six months ended June 30, 2005 and 2004 and as at June 30, 2005 and December 31, 2004.  TC PipeLines has held its general partner interest since September 1, 2000.

Tuscarora Income Statement

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars)	2005	2004	2005	2004
Revenues	8.0	8.0	16.3	16.3
Costs and expenses	(1.1)	(1.2)	(2.2)	(2.4)
Depreciation	(1.6)	(1.5)	(3.1)	(3.1)
Financial charges	(1.4)	(1.6)	(2.9)	(3.1)
Other income	0.1	—	0.1	—
Net income	4.0	3.7	8.2	7.7

Tuscarora Balance Sheet

	June 30	December 31
(millions of dollars)	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	3.7	3.6
Other current assets	2.7	3.0
Plant, property and equipment, net	134.5	136.9
Other assets	1.4	1.4
	142.3	144.9
Liabilities and Partners’ Equity
Current liabilities	7.2	6.9
Long-term debt	73.5	75.9
Partners’ equity
Partners’ capital	61.5	62.0
Accumulated other comprehensive income	0.1	0.1
	142.3	144.9

Note 4    Credit Facilities and Long-Term Debt

On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner.  The TransCanada Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25%.  The purpose of the TransCanada Credit Facility is to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary.  At December 31, 2004, the Partnership had $6.5 million borrowings outstanding under the TransCanada Credit Facility.  The interest rate on the TransCanada Credit Facility at December 31, 2004 was 3.75%.  On February 22, 2005, the Partnership repaid in full its $6.5 million outstanding balance on the TransCanada Credit Facility.  On July 31, 2005, the TransCanada Credit Facility expired and was not renewed as there were no anticipated drawings required under the facility.

On March 8, 2004 the Partnership renewed its $30.0 million unsecured credit facility (Revolving Credit Facility) with Bank One, NA, as administrative agent.  Loans under the Revolving Credit Facility may bear interest at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate.  The Revolving Credit Facility matures on February 28, 2006.  Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary.  The Revolving Credit Facility requires that the Partnership’s total debt, as of the last day of any fiscal quarter, be no more than the lesser of (i) 35% of capitalization as at the last day of such fiscal quarter, or (ii) 2.5 times the consolidated adjusted EBITDA (net income plus interest expense, income taxes and depreciation and amortization) for the period consisting of such fiscal quarter and the three preceding fiscal quarters.  On May 23, 2005, the Partnership repaid $6.0 million on its Revolving Credit Facility.  The Partnership had $24.0 million and $30.0 million outstanding under the Revolving Credit Facility at June 30, 2005 and December 31, 2004.  The interest rate on the Revolving Credit Facility averaged 4.26% and 2.33% for the six months ended June 30, 2005 and 2004, respectively, and at June 30, 2005 and December 31, 2004, the interest rate was 4.46% and 3.72%, respectively.

Note 5    Net Income per Unit

Net income per unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common and subordinated units outstanding.  The general partner’s allocation is equal to an amount based upon the general partner’s 2% interest, adjusted to reflect an amount equal to incentive distributions.  Net income per unit was determined as follows:

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars except per unit amounts)	2005	2004	2005	2004
Net income	9.7	13.6	23.1	27.3
Net income allocated to general partner
General partner interest	(0.2)	(0.3)	(0.4)	(0.6)
Incentive distribution income allocation	(0.5)	(0.3)	(1.0)	(0.6)
	(0.7)	(0.6)	(1.4)	(1.2)
Net income allocable to units	9.0	13.0	21.7	26.1
Weighted average units outstanding (millions)	17.5	17.5	17.5	17.5
Net income per unit	$0.52	$0.74	$1.24	$1.49

Note 6    Distributions

On July 14, 2005, the Board of Directors of the general partner declared the Partnership’s 2005 second quarter cash distribution.  The second quarter cash distribution is payable on August 12, 2005 to unitholders of record as of July 29, 2005.  The total cash distribution of $10.8 million will be paid in the following manner: $10.1 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Note 7    Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement (SFAS) No. 143.” The statement clarifies the term conditional asset retirement obligation, as used in SFAS No. 143 and when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005.  The effect of adopting FIN 47 is not expected to be material to TC PipeLines’ results of operations or financial position.

Note 8    Subsequent Events

Northern Border Pipeline declared a distribution of approximately $39.4 million on August 1, 2005.  The Partnership received its 30% share ($11.8 million) on August 1, 2005.

Tuscarora declared a distribution of approximately $4.2 million on July 14, 2005.  The Partnership received its 49% share ($2.1 million) on July 29, 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND
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

•              majority control and operation of Northern Border Pipeline by affiliates of ONEOK and any further developments in the Enron bankruptcy proceedings affecting Northern Border Pipeline’s settled claims;

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

•              the amount of storage capacity in western Canada and overall strong demand for storage injection;  and

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

Tuscarora completed construction of the Barrick Lateral, a 0.5 mile lateral that provides transportation service to a new electric generation customer located near Tracy, Nevada.  The construction of the lateral was completed on time and commissioned for service to Barrick Goldstrike on June 25, 2005.

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

Second Quarter 2005 Compared with Second Quarter 2004

Net income decreased $3.9 million, or 29%, to $9.7 million in the second quarter of 2005, compared to $13.6 million for the same period in 2004.  The decrease was primarily due to lower equity income from Northern Border Pipeline.

Equity income from the Partnership’s investment in Northern Border Pipeline decreased $3.8 million, or 31%, to $8.6 million in the second quarter of 2005, compared to $12.4 million for the same period in 2004.  The decrease in equity income from Northern Border Pipeline was primarily due to lower revenues in the second quarter of 2005 compared to the same period in 2004.  The decrease was primarily due to a decrease in revenue associated with uncontracted and discounted capacity, partially offset by an increase in short-term and other transportation service revenue.  Equity income from the Partnership’s investment in Tuscarora remained at $1.8 million in the second quarter of 2005, compared to the same period in 2004.

The Partnership recorded general and administrative expenses of $0.5 million in each of the second quarters of 2005 and 2004, respectively.

The Partnership recorded financial charges and other of $0.2 million and $0.1 million in the second quarter of 2005 and 2004, respectively.  The increase was primarily due to higher average interest rates.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net income decreased $4.2 million, or 15%, to $23.1 million in the first six months of 2005, compared to $27.3 million for the same period in 2004.  The decrease was primarily due to lower equity income from Northern Border Pipeline.

Equity income from the Partnership’s investment in Northern Border Pipeline decreased $4.1 million, or 16%, to $20.8 million in the first six months of 2005, compared to $24.9 million for the same period in 2004.  The decrease in equity income from Northern Border Pipeline was primarily due to lower revenues in the first six months of 2005, compared to the same period in 2004.  The decrease was primarily due to a decrease in revenue associated with uncontracted and discounted capacity, partially offset by an increase in short-term and other transportation service revenue.  In addition, the leap year in 2004 provided an additional day of transportation revenue in 2004 as compared to 2005.

Equity income from the Partnership’s investment in Tuscarora increased $0.2 million, or 6%, to $3.8 million in the first six months of 2005, compared to $3.6 million for the same period in 2004.  The increase in equity income from Tuscarora was due to lower operating expenses and financial charges.  Tuscarora’s operating expenses decreased primarily due to the renegotiation of lower rates for maintenance contracts in 2005, while the decrease in financial charges was due to lower average outstanding debt balance in 2005.

The Partnership recorded general and administrative expenses of $1.0 million in each of the first six months of 2005 and 2004.

Financial charges and other were $0.5 million and $0.2 million in the first six months of 2005 and 2004, respectively.  The increase was primarily due to higher average interest rates.

Liquidity and Capital Resources of TC PipeLines, LP

Debt and Credit Facilities

TC PipeLines’ debt and credit facilities outstanding at June 30, 2005 are as follows:

	Payments Due by Period
		Less than 1	Long-term
(millions of dollars)	Total	year	portion

Revolving Credit Facility	24.0	24.0	—
Total	$24.0	$24.0	$—

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

The distribution to the general partner described above, other than in its capacity as a holder of 2,035,106 units that are in excess of its aggregate 2% general partner interest, represents the incentive distribution rights.

2005 Second Quarter Cash Distribution

On July 14, 2005, the Board of Directors of the general partner declared the Partnership’s 2005 second quarter cash distribution.  The second quarter cash distribution is payable on August 12, 2005 to unitholders of record as of July 29, 2005.  The total cash distribution of $10.8 million will be paid in the following manner: $10.1 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased $4.4 million, or 16%, to $23.1 million in the first six months of 2005, compared to $27.5 million for the same period in 2004.  The decrease was primarily due to lower equity income from Northern Border Pipeline in the first six months of 2005, compared to the same period in 2004.  In the first six months of 2005 and 2004, the Partnership received cash distributions of $31.9 million and $31.3 million, respectively, from its equity investment in Northern Border Pipeline.  The increase in cash distributions from Northern Border Pipeline was mainly due to higher earnings partially offset by higher maintenance capital spending in both the fourth quarter of 2004 and first quarter of 2005, compared to the same period in 2003.  The cash distributions received include $11.1 million and $6.4 million classified as return of capital in the first six months of 2005 and 2004, respectively.  The Partnership also received cash distributions of $4.3 million and $3.6 million, respectively, from its equity investment in Tuscarora.  The increase in cash distributions from Tuscarora was mainly due to higher earnings in both the fourth quarter of 2004 and first quarter of 2005.  The cash distributions received include $0.5 million classified as return of capital in the first six months of 2005.  Distributions received in the first six months of 2005 are based on the respective equity investments’ financial results for the fourth quarter of 2004 and first quarter of 2005.

Cash Flows from Investing Activities

Cash received (used) in investing activities was $11.6 million and $(32.6) million in the first six months of 2005 and 2004, respectively.  The Partnership made a $39.0 million investment in Northern Border Pipeline in the first six months of 2004.  Cash distributions received from Northern Border Pipeline which were classified as return of capital were $11.1 million and $6.4 million for the six months ended June 30, 2005 and 2004, respectively.

Cash Flows from Financing Activities

Cash flows used in financing activities were $34.0 million in the first six months of 2005, compared to $0.3 million for the same period in 2004.

In the first six months of 2005, the Partnership paid $21.5 million in cash distributions in the following manner:  $20.1 million to common unitholders (including $2.8 million to the general partner as holder of 2,809,306 and 2,035,106 common units, in the first and second quarter of 2005, respectively), $1.0 million to the general partner as holder of the incentive distribution rights, and $0.4 million to the general partner in respect of its 2% general partner interest.  This compares to $20.3 million that was paid in the first six months of 2004.

During the first six months of 2005, the Partnership repaid in full its $6.5 million outstanding balance on the TransCanada Credit Facility and repaid $6.0 million on its Revolving Credit Facility.  On July 31, 2005, the TransCanada Credit Facility expired and was not renewed as there were no anticipated drawings required under the facility.  During the first six months of 2004, the Partnership borrowed $20.0 million on its Revolving Credit Facility to fund cash calls issued by Northern Border Pipeline.

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

Overview

For Northern Border Pipeline, there are several major business drivers as summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Northern Border Pipeline Company - Overview”, included in TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2004.

As of December 31, 2004, approximately 88% of the natural gas Northern Border Pipeline transported was produced in the Western Canada Sedimentary Basin.  Therefore, the continuous supply of Canadian natural gas is crucial to Northern Border Pipeline’s long-term financial condition.  Of equal importance is the demand for natural gas in the Midwestern United States markets that Northern Border Pipeline serves, including the Chicago market area.  Some of the significant factors that may impact Northern Border Pipeline’s customers’ desire to move natural gas on its interstate pipeline include:

•  the amount of Canadian natural gas available for export, which is impacted by Canadian supply and demand;

•  the ability to transport Canadian gas more economically on other pipelines;

•  the amount of storage capacity for Canadian gas and demand for storage injection;

•  availability of natural gas from other supply sources that could be transported to the Midwestern United States;

•  the demand for natural gas in other markets, which may affect the supply in the Midwestern United States, primarily as a result of temperature and/or hydro electric generation levels; and

•  the natural gas market price spread between Alberta, Canada and the Midwestern United States.

For a discussion about market factors that may impact supply and demand for natural gas, please refer to TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2004, Item 1.  “Business of Northern Border Pipeline Company – Demand for Transportation Capacity”, as well as our subsequent filings with the SEC.

Northern Border Pipeline’s operating revenue is derived from transportation contracts under its tariff regulated by the FERC.  The tariff specifies the maximum rate Northern Border Pipeline can charge its customers, which is determined through a ratemaking process.  During this process, which is called a rate case in the industry, a determination is reached by the FERC, either through a hearing or a settlement on a just maximum rate that includes recovery of its prudent cost-based investment and a reasonable return for its investors.  Northern Border Pipeline’s firm transportation customers are obligated to pay a fee for capacity on its pipeline, regardless of how much natural gas they actually transport, in addition to a fee based on the volume of natural gas transported.  Northern Border Pipeline’s interruptible transportation customers pay a fee based only on the volumes of natural gas transported.

Known Trends and Uncertainties

Canadian Supply – Northern Border Pipeline’s projections assume that Canadian supply will remain fairly stable and import levels will be flat in 2005.

Natural Gas Storage Levels – Northern Border Pipeline observed rising demand for storage of Canadian natural gas during the second quarter of 2005 and advises that it believes this may be primarily due to an increased price differential between summer natural gas prices in the United States compared with projected natural gas prices for the coming winter season.  The changing mix of natural gas users may also be a factor in the growing demand for storage, from the steady demand of industrial users to temperature-sensitive residential, commercial, and electric generation users.  Northern Border Pipeline anticipates additional storage projects in Alberta, Canada to be in service in 2006.

Seasonality – Supply and demand in the various geographic regions of the United States as a result of weather conditions can significantly affect one another as the market attempts to balance each region’s natural gas needs.  In addition to traditional winter heating demand load, Canadian supply helps service Western United States’ summer demand for natural gas for electric generation.  This market may be sensitive to precipitation levels that affect the supply of hydro electric generation.  During the summer, in the Western United States, the effects of low hydro electric generation levels combined with high temperature demand loads impact Canadian natural gas pricing.  In the Midwestern United States, pipeline infrastructure is designed to meet winter heating demand load.  During the summer when there is excess pipeline capacity, there is greater competition from other supply sources.  Winter season is considered to be November to March, and summer season is considered to be the remaining months.  Peak summer season for electric generation includes July, August, and September.  During the second quarter of 2005, Northern Border Pipeline observed weakened demand for natural gas consistent with typical seasonal demand factors.

Competition – In 2005, new supply from the Rockies via Cheyenne Plains Pipeline as well as natural gas from the San Juan and Permian Basins has been redirected from Western United States markets into the Mid-continent region creating greater supply competition in the Midwestern United States market.  Cheyenne Plains is expected to complete an expansion project that will increase its pipeline capacity by 170 million dekatherms per day by early 2006.

Contracting Risk – Natural gas supply and demand may significantly impact Northern Border Pipeline’s business; however, a significant portion of its revenue is generated from its long-term firm transportation contracts.  As long as Northern Border Pipeline’s capacity is fully contracted, under normal circumstances, it can expect to collect operating revenue regardless of short-term market dynamics that may impact natural gas flows.  When Northern Border Pipeline is not fully contracted it is directly affected by the current market fundamentals and is most sensitive to changes in supply and demand for natural gas which impacts the demand for its capacity.

As previously disclosed, Northern Border Pipeline had uncontracted capacity during the second quarter of 2005, on its Port of Morgan, Montana to Ventura, Iowa portion of its pipeline.  Expiring long-term transportation contracts were replaced with primarily short-term contracts.  When demand is light relative to supply, Northern Border Pipeline’s customers may not want to commit for long periods to a certain rate if they believe the cost supported by the market will be lower.  Seasonal demand suggests that this situation is more likely to impact Northern Border Pipeline’s revenues at certain times of the year.  Accordingly, Northern Border Pipeline advises that it believes throughput on its system may be more seasonal in the future and some discounting may be required to maximize revenue.

Growth Projects – Northern Border Pipeline is focused on modifying its existing systems to meet market demand.  Organic growth projects currently underway include Northern Border Pipeline’s Chicago III Expansion Project, a proposed expansion of its pipeline system into the Chicago market area.  Northern Border Pipeline has filed its application for a certificate of public convenience and necessity for the construction and operation of the facilities.  Northern Border Pipeline anticipates the issuance of a certificate by the FERC during the third quarter of 2005.  This project is fully subscribed and estimated to cost approximately $21 million.  It will add 130 mmcfd of transportation capacity from Harper, Iowa to Chicago, Illinois.

Please refer to TC PipeLines’ annual report on form 10-K for the period ended December 31, 2004 for more information about the Chicago III Expansion Project.

Regulatory Developments

Rate Case – Under the terms of Northern Border Pipeline’s 1999 rate case, it must file a new rate case by November 1, 2005.  Elements to be decided in the rate case include billing units, rate base, Northern Border Pipeline’s depreciation rate on transmission plant, return on equity, rate design and issues related to the inclusion of an income tax allowance.  Northern Border Pipeline advises that it believes the new rate would take effect on May 1, 2006.  The resulting rate may be subject to reduction based upon FERC’s review.  The outcome will be finally determined by FERC approval of a settlement or decided by the FERC based on hearings.

Income Tax Allowance – In May 2005, the FERC issued a policy statement permitting the inclusion in rates of an income tax allowance for partnership interests if the partners have an actual or potential income tax liability on that income.  Northern Border Pipeline’s present rates reflect an allowance for income taxes.

More information regarding Northern Border Pipeline’s upcoming rate case and income tax allowance can be found in TC PipeLines’ 2004 annual report on Form 10-K for the year ended December 31, 2004, in Item 1.  “Business of Northern Border Pipeline Company – FERC Regulation.”

Recent Developments

During the second quarter of 2005, Northern Border Pipeline had available capacity on the Port of Morgan, Montana to Ventura, Iowa portion of its pipeline which remained uncontracted.  Northern Border Pipeline discounted transportation rates on a short-term basis to maximize overall revenue, and has since contracted all of its available capacity based on summer design on the Port of Morgan, Montana to Ventura, Iowa portion of its pipeline through September of 2005.  Currently, Northern Border Pipeline expects its revenue for 2005 will be $15 million to $18 million lower than 2004 revenue which generally reflected contracting nearly all capacity at maximum rate levels.

In June 2005, Northern Border Pipeline executed term sheets with a third party for the sale of its unsecured claims for transportation contracts and associated guarantees held against Enron Corporation and Enron North America Corporation.  Proceeds from the sale are expected to be $11.1 million.  In 2004, Northern Border Pipeline adjusted its allowance for doubtful accounts to reflect an estimated recovery of $1.1 million for the claims.  In the second quarter of 2005, Northern Border Pipeline made a favorable adjustment to its allowance for doubtful accounts of $0.6 million to reflect the agreements for sale.  As a result of the sale, Northern Border Pipeline anticipates recognizing additional income of $9.4 million later in 2005 of which our share would be approximately $2.8 million.

In July 2005, the Minnesota legislature passed an omnibus tax bill, which included a provision restoring the sales tax on pipeline fuel and equipment purchases.  The provision is effective for purchases made after July 31.  As a result, the value of the gas provided in-kind and used in the operation of Northern Border Pipeline’s compressor stations will be taxed.  Northern Border Pipeline estimates this additional tax will be approximately $1.5 million to $2.0 million of additional taxes per year, which will result in a negative earnings impact to TC PipeLines of approximately $0.5 million to $0.6 million.  Northern Border Pipeline is evaluating whether there is a legal basis for challenging the imposition of this tax on its operations.

Critical Accounting Policies and Estimates

In Northern Border Pipeline’s financial reporting process, it makes assumptions and uses estimates that affect the reported amount of the assets and liabilities, disclosure of contingent assets and liabilities, and the reported amount of revenue and expenses during the reporting period.  Actual results could differ from these estimates if the underlying assumptions are incorrect.  Any effects on Northern Border Pipeline’s financial position or results of operations resulting from revisions to these estimates are recorded in the period during which the facts that gave rise to the revision become known.  Key estimates used by Northern Border Pipeline’s management include:

•  the economic useful life of Northern Border Pipeline’s assets used to determine depreciation and amortization;

•  the fair value used to determine possible asset impairment charges;

•  the fair value used to record derivative assets and liabilities;

•  the fair value of assets acquired; and

•  the amount of expense accruals.

In general, there have been no significant changes in Northern Border Pipeline’s critical accounting policies since December 31, 2004.  For a detailed discussion of these policies, please refer to TC PipeLines’ annual report on Form 10-K for the period ended December 31, 2004, Notes to Northern Border Pipeline’s Financial Statements – Note 2 - Summary of Significant Accounting Policies.

Northern Border Pipeline’s accounting policies conform to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, certain assets that result from the ratemaking process are reflected on the balance sheet as regulatory assets.  Northern Border Pipeline considers factors such as regulatory changes and the impact of competition to determine the probability of future recovery of these assets.  If Northern Border Pipeline determines future recovery is no longer probable, it would be required to write-off the regulatory assets at that time.  As of June 30, 2005, Northern Border Pipeline reflected regulatory assets of $12.4 million that it expects to recover from its customers over varying time periods up to 44 years.

Northern Border Pipeline’s long-lived assets are recorded at original cost.  Northern Border Pipeline estimates the economic useful lives of its assets based on historical experience and makes adjustments when changes in planned use, technological advances, or other factors show that a different life is more appropriate.  The depreciation rates for Northern Border Pipeline’s regulated interstate pipelines are determined by the FERC’s ratemaking process.  Revisions to the estimated economic useful lives of Northern Border Pipeline’s assets would impact its depreciation and amortization expense in future periods.

Northern Border Pipeline’s uses derivative instruments to mitigate interest rate risk related to its financing activities.  Northern Border Pipeline records its derivatives at fair value according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of a derivative instrument is determined by the present value of its future cash flows, based on market prices from third party sources.  The accounting treatment for changes in the derivative’s fair value depends on whether it has been designated and qualifies as part of a hedge relationship.  Is specific hedge criteria are met, the derivative’s gains and losses may offset the hedged item’s related results in the income statement.  As of June 30, 2005, Northern Border Pipeline had no derivative financial instruments outstanding.

Northern Border Pipeline recognizes revenues when transportation service is provided to its customers according to each transportation contract.  Under Northern Border Pipeline’s firm transportation agreements, its customers are obligated to pay a fee for capacity on its pipeline, regardless of how much natural gas is actually transported.

Results of Operations

The following tables set out summarized financial information for Northern Border Pipeline for the three and six months ended June 30, 2005 and 2004 and as at June 30, 2005 and December 31, 2004.  Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.

Northern Border Pipeline Income Statement

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars)	2005	2004	2005	2004
Revenues	69.8	81.5	152.6	164.8
Costs and expenses	(16.7)	(16.1)	(34.1)	(33.1)
Depreciation	(14.3)	(14.6)	(28.7)	(29.1)
Financial charges	(10.6)	(9.9)	(21.2)	(20.1)
Other income	0.6	0.4	0.8	0.5
Net income	28.8	41.3	69.4	83.0

Northern Border Pipeline Balance Sheet

	June 30	December 31
(millions of dollars)	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	1.9	20.3
Other current assets	33.4	39.0
Plant, property and equipment, net	1,525.2	1,543.8
Other assets	21.2	20.2
	1,581.7	1,623.3
Liabilities and Partners’ Equity
Current liabilities	45.4	47.8
Reserves and deferred credits	4.2	4.5
Long-term debt	602.8	603.9
Partners’ equity
Partners’ capital	926.3	963.3
Accumulated other comprehensive income	3.0	3.8
	1,581.7	1,623.3

Second Quarter 2005 Compared with Second Quarter 2004

Net income decreased $12.5 million, or 30%, to $28.8 million in the second quarter of 2005, compared to $41.3 million for the same period in 2004.  The decrease was primarily due to the revenue impact from uncontracted and discounted capacity during 2005 on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline.

Revenues decreased $11.7 million, or 14%, to $69.8 million in the second quarter of 2005, compared to $81.5 million for the same period in 2004.  The reduction was primarily due to a $13.0 million decrease in revenue associated with uncontracted and discounted capacity, partially offset by a $1.3 million increase in short-term and other transportation service revenue.

Costs and expenses increased by $0.6 million in the second quarter of 2005, compared to the same period last year, primarily due to an increase in taxes other than income of $1.1 million in the second quarter of 2005, reflecting tax adjustments made in the second quarter of 2005 and 2004 to reflect actual tax amounts.  Partially offsetting this increase is a decrease of $0.5 million in operations and maintenance expense in the second quarter of 2005, compared to the same period last year.  In the second quarter of 2005, allowance for doubtful accounts was reduced by approximately $0.6 million related to bankruptcy claims against Enron and Enron North America and general and administrative expenses decreased by approximately $0.4 million.  The second quarter of 2004 included a credit of approximately $1.2 million to true-up corporate charges, which was partially offset by $0.7 million of amortization expense for the renewal of a right-of-way easement.

Financial charges increased $0.7 million in the second quarter of 2005, or 7% to $10.6 million, compared to $9.9 million for the same period in 2004, as a result of higher average interest rates partially offset by lower average debt outstanding.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net income decreased $13.6 million, or 16%, to $69.4 million in the first six months of 2005, compared to $83.0 million for the same period in 2004.  The decrease was primarily due to the revenue impact from uncontracted and discounted capacity during 2005 on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline.

Revenues decreased $12.2 million, or 7%, to $152.6 million in the first six months of 2005, compared to $164.8 million for the same period in 2004, primarily due to a $13.0 million decrease in revenue associated with uncontracted and discounted capacity, partially offset by a $1.3 million increase in short-term and other transportation service revenue during the second quarter of 2005.  In addition, revenues in the first six months of 2004 reflected one additional day of transportation revenue, compared to the same period in 2005, due to leap year.

Costs and expenses increased $1.0 million in the first six months of 2005, compared to the same period last year, primarily due to an increase in taxes other than income reflecting tax adjustments made in the second quarter of 2005 and 2004 to reflect actual tax amounts.  Operations and maintenance expense was flat in the first six months of 2005, compared to the same period last year.

Financial charges increased $1.1 million in the first six months of 2005, or 5% to $21.2 million, compared to $20.1 million for the same period in 2004 as a result of higher average interest rates partially offset by lower average debt outstanding.

Liquidity and Capital Resources of Northern Border Pipeline Company

Northern Border Pipeline advises that it believes its liquidity is adequate to fund future recurring operating activities and investments.  Northern Border Pipeline relies on its operating cash flow and the credit facility listed in the following table to meet its short-term liquidity needs.  Northern Border Pipeline expects to meet its other liquidity needs by issuing long-term debt.  The timing and Northern Border Pipeline’s ability to issue debt will depend on various factors, including:

•      the prevailing market conditions;

•      interest rates;

•      Northern Border Pipeline’s financial condition; and

•      Northern Border Pipeline’s credit rating.

Debt and Credit Facilities

Northern Border Pipeline’s debt and credit facilities outstanding as of June 30, 2005 are as follows:

		Payments Due by Period
		Less than 1	Long-term
(thousands of dollars)	Total	year	portion

$175 million Pipeline Credit Agreement due 2010 (a)	$—	$—	$—
6.25% senior notes due 2007	150,000	—	150,000
7.75% senior notes due 2009	200,000	—	200,000
7.50% senior notes due 2021	250,000	—	250,000
Total	$600,000	$—	$600,000

(a) Northern Border Pipeline is required to pay a facility fee of 0.075% on the principal commitment amount of its credit agreement.

On May 16, 2005, Northern Border Pipeline entered into a five-year $175 million revolving credit agreement (2005 Pipeline Credit Agreement) with several financial institutions.  Under this agreement, Northern Border Pipeline borrowed $29 million to pay the entire balance on its existing $175 million revolving credit agreement and terminated that agreement.  The borrowings of $29 million were subsequently repaid in the second quarter of 2005.  Northern Border Pipeline may select the lender’s base rate or the LIBOR plus a spread that is based on its long-term unsecured debt ratings as the interest rate on the loan.  Northern Border Pipeline is required to comply with certain financial, operational, and legal covenants, including the maintenance of EBITDA to interest expense ratio of greater than 3 to 1 and debt to EBITDA ratio of no more than 4.50 to 1.  If Northern Border Pipeline consummates one or more acquisitions in which the total purchase price exceeds $25 million, the allowable ratio of debt to adjusted EBITDA is increased to 5 to 1 for two calendar quarters following the acquisition.  If Northern Border Pipeline breaches any of these covenants, the balance outstanding may become due and payable immediately.  As of June 30, 2005, Northern Border Pipeline was in compliance with the covenants of its credit agreement.

Cash Flows from Operating Activities

Net cash provided by operating activities declined $7.9 million in the first six months of 2005, compared to the same period in 2004, primarily as a result of lower operating revenues of $12.2 million, partially offset by higher interest expense of $1.1 million for 2005.  Offsetting this net decrease were $0.8 million received for Northern Border Pipeline’s bankruptcy claims against Enron and Enron North America, $1.8 million received for miscellaneous receivables and $3.0 million decreased accounts payable reflected in 2004 related to the payment of 2002/2003 corporate charges.

Cash Flows from Investing Activities

Net cash used in investing activities increased $5.6 million in the first six months of 2005, compared to the same period in 2004.  For 2005, $1.6 million is related to the Chicago III Expansion Project, a proposed expansion of the Northern Border Pipeline system into the Chicago market area.  The remaining capital expenditures for 2005 and 2004 are primarily related to renewals and replacements of existing facilities.  In the first six months of 2005, total capital expenditures were $4.5 million, which were primarily related to renewals and replacements of existing facilities.

Total capital expenditures for 2005 are estimated to be approximately $37 million, which includes approximately $12 million for the Chicago III Expansion Project.  The remaining capital expenditures for 2005 are primarily related to renewals and replacements of existing facilities.  Please refer to TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2004, for more information about the Chicago III Expansion Project.

Northern Border Pipeline currently anticipates funding its 2005 capital expenditures primarily with borrowing under its credit agreement and using operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities increased $1.4 million in the first six months of 2005, compared to the same period in 2004, primarily as a result of higher distributions paid to Northern Border Pipeline’s partners.

Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business

In June 2005, Northern Border Pipeline executed term sheets with a third party for the sale of its unsecured claims for transportation contracts and associated guarantees held against Enron and Enron North America.  Proceeds from the sale are expected to be $11.1 million.  In 2004, Northern Border Pipeline adjusted its allowance for doubtful accounts to reflect an estimated recovery of $1.1 million for the claims.  In the second quarter of 2005, Northern Border Pipeline made an adjustment to its allowance for doubtful accounts of $0.6 million to reflect the agreements for the sale.  As a result of the sale, Northern Border Pipeline anticipates recognizing additional income of $9.4 million later in 2005 of which our share would be approximately $2.8 million.

In June 2005, Enron filed an amended motion in the bankruptcy court seeking approval to terminate the Enron Gas Pipeline Benefit Trust (Trust) and to distribute its assets among certain identified companies, one being Northern Plains.  If Enron’s relief is granted, as requested, Northern Plains would assume retiree benefits liabilities, estimated as of November 17, 2004, of approximately $2.3 million with an asset allocation of approximately $1.7 million.  Northern Natural Gas Company, a participant in the Trust through June 30, 2002, along with other parties have filed a motion to strike Enron’s amended motion alleging that allocation of assets and liabilities of the Trust should be decided in a pending lawsuit filed in the United States District Court for the District of Nebraska and not in the bankruptcy court.

Please refer to TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2004 and TC PipeLines’ quarterly report on Form 10-Q for the quarter ended March 31, 2005, for the full discussion of Impacts of Enron’s Chapter 11 Filing on Northern Border Pipeline’s business.

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

Tuscarora completed construction of the Barrick Lateral, a 0.5 mile lateral that provides transportation service to a new electric generation customer located near Tracy, Nevada.  The construction of the lateral was completed on time and commissioned for service to Barrick Goldstrike on June 25, 2005.

Tuscarora has firm transportation contracts for over 95% of its contracted capacity, including contracts held by Sierra Pacific Power for 69% of the total available capacity, the majority of which expires on October 31, 2017.  As of June 30, 2005, the weighted average contract life on the Tuscarora pipeline system was approximately 12.4 years.

Critical Accounting Policies

Tuscarora’s accounting policies conform to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, certain assets that results from the regulated ratemaking process are recorded that would not be recorded by entities not accounting under SFAS No. 71.

Results of Operations

The following tables set out summarized financial information for Tuscarora for the three and six months ended June 30, 2005 and 2004 and as at June 30, 2005 and December 31, 2004.  Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

Tuscarora Income Statement

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars)	2005	2004	2005	2004
Revenues	8.0	8.0	16.3	16.3
Costs and expenses	(1.1)	(1.2)	(2.2)	(2.4)
Depreciation	(1.6)	(1.5)	(3.1)	(3.1)
Financial charges	(1.4)	(1.6)	(2.9)	(3.1)
Other Income	0.1	—	0.1	—
Net income	4.0	3.7	8.2	7.7

Tuscarora Balance Sheet

	June 30	December 31
(millions of dollars)	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	3.7	3.6
Other current assets	2.7	3.0
Plant, property and equipment, net	134.5	136.9
Other assets	1.4	1.4
	142.3	144.9
Liabilities and Partners’ Equity
Current liabilities	7.2	6.9
Long-term debt	73.5	75.9
Partners’ equity
Partners’ capital	61.5	62.0
Accumulated other comprehensive income	0.1	0.1
	142.3	144.9

Second Quarter 2005 Compared with Second Quarter 2004

Net income increased $0.3 million, or 8%, to $4.0 million in the second quarter of 2005, compared to $3.7 million for the same period in 2004.  The increase was primarily due to a decrease in financial charges.

Revenues earned by Tuscarora remained flat at $8.0 million in the second quarter of 2005 when compared to the same period in 2004.

Costs and expenses decreased $0.1 million, or 8%, to $1.1 million in the second quarter of 2005, compared to $1.2 million for the same period in 2004.  The decrease was primarily due to the renegotiation of lower rates for maintenance contracts in 2005.  Depreciation increased $0.1 million, or 7%, to $1.6 million in the second quarter of 2005, compared to $1.5 million for the same period in 2004 mainly due to higher gross plant balance.

Financial charges decreased $0.2 million, or 13%, to $1.4 million in the second quarter of 2005, compared to $1.6 million for the same period in 2004.  The decrease reflects lower average debt outstanding in 2005.

Other income of $0.1 million in the second quarter of 2005 was due to higher interest income resulting from higher interest rates and increased cash balance.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net income increased $0.5 million, or 6%, to $8.2 million in the first six months of 2005, compared to the $7.7 million for the same period in 2004.  The increase was primarily due to lower costs and expenses and decrease in financial charges.

Revenues earned by Tuscarora remained flat at $16.3 million in the first six months of 2005 when compared to the same period in 2004.  Costs and expenses decreased $0.2 million, or 8%, to $2.2 million in the first six months of 2005, compared to $2.4 million for the same period in 2004.  The decrease was primarily due to the renegotiation of lower rates for maintenance contracts in 2005.

Financial charges decreased $0.2 million, or 6%, to $2.9 million in the first six months of 2005, compared to $3.1 million for the same period in 2004.  The decrease reflects lower average debt outstanding in 2005.

Other income of $0.1 million in the first six months of 2005 was due to higher interest income resulting from higher interest rates and increased cash balance.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Debt and Credit Facilities

Tuscarora’s debt and credit facilities outstanding at June 30, 2005 are as follows:

	Payments Due by Period
		Less Than
(millions of dollars)	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Series A Senior Notes due 2010	63.5	3.7	6.9	6.2	46.7
Series B Senior Notes due 2010	6.5	0.4	0.9	1.1	4.1
Series C Senior Notes due 2012	8.3	0.7	1.7	1.6	4.3
Operating Leases	0.4	0.1	0.2	0.1	—
Commitments (1)	1.6	0.7	0.9	—	—
Total	$80.3	$5.6	$10.6	$9.0	$55.1

(1)   Tuscarora’s commitments relate to a contract with a third party for maintenance services on certain components of its pipeline-related equipment. The contract expires in November 2007.

Short-term liquidity needs will be met by operating cash flows.  Long-term capital needs may be met through the issuance of long-term indebtedness.

Cash Flows from Operating Activities

Cash provided by operating activities decreased $0.6 million to $11.9 million in the first six months of 2005, compared to $12.5 million for the same period in 2004.  The decrease was primarily due to a reduction in working capital partially offset by an increase in net income primarily due to lower costs and expenses.

Cash Flows from Investing Activities

Cash used in investing activities remained relatively the same at $0.7 million in the first six months of 2005 and 2004.

Cash Flows from Financing Activities

Cash used in financing activities increased $1.4 million to $11.1 million in the first six months of 2005, compared to $9.7 million for the same period in 2004, primarily due to higher distributions paid to partners in 2005.  Distributions paid to Tuscarora’s partners were $8.7 million and $7.4 million in the first six months of 2005 and 2004, respectively.  Tuscarora repaid $2.4 million and $2.3 million on its long-term debt in the first six months of 2005 and 2004, respectively.

Sierra Pacific Resources

Sierra Pacific Power, a wholly owned subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper with approximately 69% of the total available capacity through 2017.

In 2003, the Bankruptcy Court granted Enron Power Marketing Inc.’s motion for a summary judgment with respect to claims against Nevada Power Company and Sierra Pacific Power (together, the Utilities) of approximately $235 million and $102 million, respectively, of liquidated damages, for power supply contracts terminated by Enron Power Marketing in May 2002.  The Utilities filed a Notice of Appeal from the Bankruptcy Court judgment with the U.S. District Court.

On October 11, 2004, the U.S. District Court rendered a decision vacating an earlier judgment by the Bankruptcy Court against the Utilities in favor of Enron, and remanded the case back to the Bankruptcy Court for fact-finding.  Subsequently, the Utilities filed a motion seeking clarification of the U.S. District Court’s rulings with respect to certain of their claims.  On December 23, 2004, the U.S. District Court ruled on this motion and affirmed the Bankruptcy Court’s holding that the Utilities, by failing to rescind their contracts with Enron immediately upon discovering fraud, ratified those contracts and further held that Bankruptcy Court jurisdiction over the case is proper.  A trial date of November 7, 2005 has been set in the Bankruptcy Court to review the issues remanded by the U.S. District Court with respect to Enron’s claims against the Utilities.

 Sierra Pacific Power to-date remains current on its shipping contracts with Tuscarora.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines may be exposed to market risk through changes in interest rates.  The Partnership does not have any material foreign exchange risks.  TC PipeLines’ interest rate exposure results from its Revolving Credit Facility, which is subject to variability in LIBOR interest rates.  At June 30, 2005, TC PipeLines had $24.0 million outstanding on its Revolving Credit Facility.  In the first six months of 2005, there were no material changes to TC PipeLines’ interest rate exposure.

The Partnership is also influenced by the same factors that influence Northern Border Pipeline and Tuscarora.  Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas it transports, therefore, neither assumes any of the related natural gas commodity price risk.

Northern Border Pipeline may be exposed to market risk through changes in interest rates.  Northern Border Pipeline may utilize financial instruments to manage interest rate risk to reduce its exposure to fluctuations and achieve a more predictable cash flow.  Northern Border Pipeline has established policies and procedures to assess risk and to approve, report and monitor its financial instrument activities.  Northern Border Pipeline does not use these instruments for trading purposes.

Northern Border Pipeline’s interest rate exposure is a result of variable rate borrowings.  To reduce its sensitivity to interest rate fluctuations, Northern Border Pipeline may maintain a portion of its consolidated debt portfolio in fixed-rate debt.  Northern Border Pipeline may also use interest rate swap agreements to manage interest expense by converting a portion of fixed-rate debt to variable-rate debt.  As of June 30, 2005, Northern Border Pipeline did not have variable-rate debt or interest rate swaps outstanding.

Northern Border Pipeline records in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges with such amounts amortized to interest expense over the remaining life of the interest rate swap agreement.  During the three and six months ended June 30, 2005, Northern Border Pipeline amortized approximately $0.5 million and $1.1 million, respectively, as a decrease to interest expense.  Northern Border Pipeline expects to amortize approximately $0.5 million in each of the remaining quarters of 2005.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibits No.	Description

10.1

Northern Border Pipeline Company Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company’s current report on Form 8-K filed May 20, 2005 (File No. 333-88577)).

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

TC PipeLines, LP
(a Delaware Limited Partnership)

	By:	TC PipeLines GP, Inc., its general partner

	By:	/s/ Russell K. Girling
Date: August 8, 2005		Russell K. Girling
Chief Financial Officer (duly authorized officer)

	By:	/s/ Amy Leong
Date: August 8, 2005		Amy Leong
Controller (duly authorized officer)