Form 10-Q
period 2005-09-30
TC PIPELINES LP
filed 2005-11-07
CIK 1075607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes  ☒                   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No  ☒

As of November 7, 2005, there were 17,500,000 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars except per unit amounts)	2005	2004	2005	2004

Equity income from investment in Northern Border Pipeline	13.9	11.3	34.7	36.2
Equity income from investment in Tuscarora	1.7	1.8	5.5	5.4
General and administrative expenses	(0.5)	(0.3)	(1.5)	(1.3)
Financial charges and other	(0.3)	(0.2)	(0.8)	(0.4)
Net income	14.8	12.6	37.9	39.9

Net income allocation
Common units	14.1	11.9	35.8	36.6
Subordinated units	—	—	—	1.4
General partner	0.7	0.7	2.1	1.9
	14.8	12.6	37.9	39.9

Net income per unit	$0.81	$0.68	$2.05	$2.17

Units outstanding (millions)	17.5	17.5	17.5	17.5

Statement of Comprehensive Income

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars)	2005	2004	2005	2004

Net income	14.8	12.6	37.9	39.9
Other comprehensive income
Change associated with current period hedging transactions of investees	(0.1)	(0.1)	(0.3)	(0.3)
Total comprehensive income	14.7	12.5	37.6	39.6

See accompanying notes to the condensed financial statements.

Balance Sheet

	September 30	December 31
(millions of dollars)	2005	2004
	(unaudited)

Assets
Current assets
Cash and short-term investments	1.4	2.5

Investment in Northern Border Pipeline	280.7	290.1
Investment in Tuscarora	39.0	39.5
	321.1	332.1
Liabilities and Partners’ Equity
Current liabilities
Accrued liabilities	0.8	0.7
Current portion of long-term debt	20.0	6.5
	20.8	7.2
Long-term debt	—	30.0

Partners’ equity
Common units	293.0	287.4
General partner	6.4	6.3
Accumulated other comprehensive income	0.9	1.2
	300.3	294.9
	321.1	332.1

Statement of Cash Flows

(unaudited)	Nine months ended September 30
(millions of dollars)	2005	2004

Cash Generated From Operations
Net income	37.9	39.9
Add/(deduct):
Equity income greater than distributions received	(2.0)	—
Decrease in operating working capital	0.1	0.1
	36.0	40.0
Investing Activities
Return of capital from Northern Border Pipeline	11.1	10.6
Return of capital from Tuscarora	0.8	0.2
Investment in Northern Border Pipeline	—	(39.0)
Investment in Tuscarora	(0.3)	(0.4)
	11.6	(28.6)
Financing Activities
Distributions paid	(32.2)	(31.0)
Long-term debt issued	—	20.0
Long-term debt repaid	(16.5)	(6.0)
	(48.7)	(17.0)

Decrease in cash	(1.1)	(5.6)
Cash and short-term investments, beginning of period	2.5	7.5
Cash and short-term investments, end of period	1.4	1.9

Interest payments made	0.9	0.3

See accompanying notes to the condensed financial statements.

Statement of Changes in Partners’ Equity

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Income	Partners’ Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)

Partners’ equity at December 31, 2004	17.5	287.4	6.3	1.2	17.5	294.9
Net income	—	35.8	2.1	—	—	37.9
Distributions paid	—	(30.2)	(2.0)	—	—	(32.2)
Other comprehensive income	—	—	—	(0.3)	—	(0.3)
Partners’ equity at September 30, 2005	17.5	293.0	6.4	0.9	17.5	300.3

See accompanying notes to the condensed financial statements.

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

                The financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  Amounts are stated in United States dollars.  Other comprehensive income recorded by TC PipeLines arises through its equity investments in Northern Border Pipeline Company (Northern Border Pipeline) and Tuscarora Gas Transmission Company (Tuscarora) and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora.  Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment.  In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three and nine months ended September 30, 2005 and 2004, the financial position as at September 30, 2005 and December 31, 2004, cash flows for the nine months ended September 30, 2005 and 2004, and statement of partners’ equity at September 30, 2005.

                The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2004.

Note 2    Investment in Northern Border Pipeline

The Partnership owns a 30% general partner interest in Northern Border Pipeline, a partnership which owns a 1,249-mile United States interstate pipeline system that transports natural gas from the United States - Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana for its customers.  Northern Border Pipeline’s pipeline system connects with multiple pipelines providing shipper access to the various natural gas markets served by those pipelines.  The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P. (Northern Border Partners), a publicly traded limited partnership.  The 2% general partnership interest in Northern Border Partners is controlled by affiliates of ONEOK, Inc. (ONEOK), which hold a 1.65% general partner interest, and TransCanada, parent of TC PipeLines’ general partner, which holds the remaining 0.35% general partner interest.  The Northern Border Pipeline system is operated by Northern Plains Natural Gas Company (Northern Plains), a wholly owned subsidiary of ONEOK.  Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline.  TC PipeLines’ equity income for the three and nine months ended September 30, 2005 and 2004 includes 30% of the net income of Northern Border Pipeline for the same periods.  There were undistributed earnings of $2.0 million as at September 30, 2005 and no undistributed earnings as at December 31, 2004, from Northern Border Pipeline.

The following table sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three and nine months ended September 30, 2005 and 2004 and as at September 30, 2005 and December 31, 2004.  Certain reclassifications were made to the 2004 financial statements to conform to the current year presentation.  TC PipeLines has held its general partner interest since May 28, 1999.

Northern Border Pipeline Income Statement

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars)	2005	2004	2005	2004
Revenues	89.0	81.6	241.6	246.4
Costs and expenses	(18.7)	(19.2)	(52.8)	(52.3)
Depreciation	(14.5)	(14.5)	(43.2)	(43.6)
Financial charges	(10.7)	(10.1)	(31.9)	(30.2)
Other income	1.1	(0.2)	1.9	0.3
Net income	46.2	37.6	115.6	120.6

                Northern Border Pipeline amortized $0.4 million and $1.1 million in the three and nine months ended September 30, 2005, respectively, related to terminated interest rate swap agreements as a reduction to financial charges from accumulated other comprehensive income.

Northern Border Pipeline Balance Sheet

	September 30	December 31
(millions of dollars)	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	21.0	20.3
Other current assets	37.6	39.0
Plant, property and equipment, net	1,519.5	1,545.5
Other assets	20.9	20.2
	1,599.0	1,625.0
Liabilities and Partners’ Equity
Current liabilities	56.4	49.5
Reserves and deferred credits	4.5	4.5
Long-term debt	602.4	603.9
Partners’ equity
Partners’ capital	933.0	963.3
Accumulated other comprehensive income	2.7	3.8
	1,599.0	1,625.0

Note 3    Investment in Tuscarora

The Partnership owns a 49% general partner interest in Tuscarora, a general partnership which owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects to TransCanada’s Gas Transmission Northwest System (GTN), to northern Nevada.  The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TransCanada.  The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources.  Sierra Pacific Power Company (Sierra Pacific Power) a wholly-owned subsidiary of Sierra Pacific Resources is Tuscarora’s largest shipper, accounting for approximately 69% of total available capacity through 2017.  On September 1, 2000, the Partnership acquired its interest in Tuscarora from a subsidiary of TransCanada.  As a result of the acquisition allocation, an annual amortization of $0.4 million has been included in the Partnership’s equity income from Tuscarora.  The amortization period ends in 2025.  Tuscarora is regulated by the FERC.

The Partnership uses the equity method of accounting for its investment in Tuscarora.  TC PipeLines’ equity income for the three and nine months ended September 30, 2005 and 2004 includes 49% of the net income of Tuscarora for the same periods.  There were no undistributed earnings from Tuscarora as at September 30, 2005 and December 31, 2004.  The following table sets out summarized financial information representing 100% of the operations of Tuscarora for the three and nine months ended September 30, 2005 and 2004 and as at September 30, 2005 and December 31, 2004.  TC PipeLines has held its general partner interest since September 1, 2000.

Tuscarora Income Statement

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars)	2005	2004	2005	2004
Revenues	7.8	8.1	24.1	24.4
Costs and expenses	(1.0)	(1.2)	(3.2)	(3.6)
Depreciation	(1.5)	(1.5)	(4.6)	(4.6)
Financial charges	(1.5)	(1.5)	(4.4)	(4.6)
Other income	—	—	0.1	—
Net income	3.8	3.9	12.0	11.6

Tuscarora Balance Sheet

	September 30	December 31
(millions of dollars)	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	6.5	3.6
Other current assets	2.8	3.0
Plant, property and equipment, net	133.1	136.9
Other assets	1.4	1.4
	143.8	144.9
Liabilities and Partners’ Equity
Current liabilities	8.4	6.9
Long-term debt	73.5	75.9
Partners’ equity
Partners’ capital	61.8	62.0
Accumulated other comprehensive income	0.1	0.1
	143.8	144.9

Note 4    Credit Facilities and Long-Term Debt

On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner.  The TransCanada Credit Facility bore interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25%.  The purpose of the TransCanada Credit Facility was to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary.  At December 31, 2004, the Partnership had $6.5 million borrowings outstanding under the TransCanada Credit Facility.  The interest rate on the TransCanada Credit Facility at December 31, 2004 was 3.75%.  On February 22, 2005, the Partnership repaid in full its $6.5 million outstanding balance on the TransCanada Credit Facility.  On July 31, 2005, the TransCanada Credit Facility expired and was not renewed as there were no anticipated drawings required under the facility.

            On March 8, 2004 the Partnership renewed its $30.0 million unsecured credit facility (Revolving Credit Facility) with JPMorgan Chase Bank, NA, as administrative agent.  Loans under the Revolving Credit Facility may bear interest at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 1.25% or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate.  The Revolving Credit Facility matures on February 28, 2006, at which time the Partnership expects to renew the facility.  Amounts borrowed may be repaid in part or in full prior to that time without penalty.  The Revolving Credit Facility may be used to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary.  The Revolving Credit Facility requires that the Partnership’s total debt, as of the last day of any fiscal quarter, be no more than the lesser of (i) 35% of capitalization as at the last day of such fiscal quarter, or (ii) 2.5 times the consolidated adjusted EBITDA (net income plus interest expense, income taxes and depreciation and amortization) for the period consisting of such fiscal quarter and the three preceding fiscal quarters.  The Partnership repaid $6.0 million and $4.0 million on May 23, 2005 and August 22, 2005, respectively, on its Revolving Credit Facility.  The Partnership had $20.0 million and $30.0 million outstanding under the Revolving Credit Facility at September 30, 2005 and December 31, 2004.  The interest rate on the Revolving Credit Facility averaged 4.22% and 2.82% for the nine months ended September 30, 2005 and 2004, respectively, and at September 30, 2005 and December 31, 2004, the interest rate was 5.07% and 3.72%, respectively.

Note 5    Net Income per Unit

Net income per unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common and subordinated units outstanding.  The general partner’s allocation is equal to an amount based upon the general partner’s 2% interest, adjusted to reflect an amount equal to incentive distributions.  Net income per unit was determined as follows:

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars except per unit amounts)	2005	2004	2005	2004
Net income	14.8	12.6	37.9	39.9
Net income allocated to general partner
General partner interest	(0.3)	(0.2)	(0.7)	(0.8)
Incentive distribution income allocation	(0.4)	(0.5)	(1.4)	(1.1)
	(0.7)	(0.7)	(2.1)	(1.9)
Net income allocable to units	14.1	11.9	35.8	38.0
Weighted average units outstanding (millions)	17.5	17.5	17.5	17.5
Net income per unit	$0.81	$0.68	$2.05	$2.17

Note 6    Distributions

On October 18, 2005, the Board of Directors of the general partner declared the Partnership’s 2005 third quarter cash distribution.  The third quarter cash distribution is payable on November 14, 2005 to unitholders of record as of October 31, 2005.  The total cash distribution of $10.7 million will be paid in the following manner: $10.0 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Note 7    Accounting Pronouncements

In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement (SFAS) No. 143.” The statement clarifies the term “conditional asset retirement obligation,” as used in SFAS No. 143 and the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005.  The effect of adopting FIN 47 is not expected to be material to TC PipeLines’ results of operations or financial position.

In June 2005, the FERC issued guidance describing how FERC-regulated companies should account for costs associated with implementing the pipeline integrity management requirements of the U.S. Department of Transportation’s Office of Pipeline Safety.  Under the guidance, costs to 1) prepare a plan to implement the program, 2) identify high consequence areas, 3) develop and maintain a record keeping system and 4) inspect, test and report on the condition of affected pipeline segments to determine the need for repairs or replacements, are required to be expensed.  Costs of modifying pipelines to permit in-line inspections, certain costs associated with developing or enhancing computer software and costs associated with remedial and mitigation actions to correct an identified condition can be capitalized.  The guidance is effective January 1, 2006, to be applied prospectively.  The effect of adopting this order is not expected to be material to TC PipeLines’ results of operations or financial position.

Note 8        Subsequent Events

Northern Border Pipeline declared a distribution of approximately $57.0 million on November 1, 2005.  The Partnership received its 30% share ($17.1 million) on November 1, 2005.

Tuscarora declared a distribution of approximately $4.1 million on October 12, 2005.  The Partnership received its 49% share ($2.0 million) on October 31, 2005.

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

•                                          majority control and operation of Northern Border Pipeline by affiliates of ONEOK and any further developments in Enron’s filing of bankruptcy protection;

•                                          regulatory decisions, particularly those of the FERC;

•                                          orders by the FERC which are significantly different than Northern Border Pipeline’s assumptions related to the November 2005 rate case;

•                                          the ability of Northern Border Pipeline to recontract its capacity at maximum transportation rates;

•                                          the ability of Northern Border Pipeline to recover costs in its rates;

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

Investment in Northern Border Pipeline Company

Northern Border Pipeline owns a 1,249-mile United States interstate pipeline system that transports natural gas from the United States — Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana for its customers.  Northern Border Pipeline’s pipeline system connects with multiple pipelines providing shippers access to the various natural gas markets served by those pipelines.  The Partnership acquired its 30% interest in Northern Border Pipeline from affiliates of its general partner.  The Partnership has one member and 30% of the voting power of the Northern Border Pipeline management committee.

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

                Tuscarora increased its contracted capacity from 127 million cubic feet per day (mmcfd) to approximately 180 mmcfd in 2002 by completing an expansion of its pipeline system.  The expansion consisted of two compressor stations and an 11-mile pipeline extension from a point near the previous terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada.

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

Third Quarter 2005 Compared with Third Quarter 2004

Net income increased $2.2 million, or 17%, to $14.8 million in the third quarter of 2005, compared to $12.6 million for the same period in 2004.  The increase was primarily due to higher equity income from Northern Border Pipeline.

Equity income from the Partnership’s investment in Northern Border Pipeline increased $2.6 million, or 23%, to $13.9 million in the third quarter of 2005, compared to $11.3 million for the same period in 2004.  The increase in equity income from Northern Border Pipeline was primarily due to higher revenues in the third quarter of 2005 compared to the same period in 2004.  The higher revenues were primarily due to the recognition of the sale of Northern Border Pipeline’s bankruptcy claims held against Enron Corp. (Enron) and Enron North America Corp. (Enron North America) of $9.4 million, partially offset by decreased firm demand revenue as a result of discounted capacity of $2.0 million.  Equity income from the Partnership’s investment in Tuscarora decreased $0.1 million, or 6%, to $1.7 million in the third quarter of 2005, compared to $1.8 million for the same period in 2004.  Tuscarora’s transportation revenues were slightly lower in the third quarter of 2005.

The Partnership recorded general and administrative expenses of $0.5 million and $0.3 million in the third quarter of 2005 and 2004, respectively.  The increase is primarily due to higher salaries and benefits as well as timing of expenses incurred.

The Partnership recorded financial charges and other of $0.3 million and $0.2 million in the third quarter of 2005 and 2004, respectively.  The $0.1 million increase was due to higher average interest rates.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net income decreased $2.0 million, or 5%, to $37.9 million in the first nine months of 2005, compared to $39.9 million for the same period in 2004.  The decrease was primarily due to lower equity income from Northern Border Pipeline.

Equity income from the Partnership’s investment in Northern Border Pipeline decreased $1.5 million, or 4%, to $34.7 million in the first nine months of 2005, compared to $36.2 million for the same period in 2004.  The decrease in equity income from Northern Border Pipeline was primarily due to decreased revenue associated with uncontracted and discounted capacity and an additional day of transportation revenue due to leap year for the same period in 2004, partially offset by increased short-term and other transportation service revenue and additional revenue for the sale of the Enron and Enron North America claims in the nine months ended September 30, 2005.

Equity income from the Partnership’s investment in Tuscarora increased $0.1 million, or 2%, to $5.5 million in the nine months ended September 30, 2005, compared to $5.4 million for the same period in 2004.  The increase in equity income from Tuscarora was due to lower operating expenses and financial charges.  Tuscarora’s operating expenses decreased primarily due to the renegotiation of lower rates for maintenance contracts in 2005, while the decrease in financial charges was due to a lower average outstanding debt balance in 2005.

The Partnership recorded general and administrative expenses of $1.5 million and $1.3 million in the nine months ended September 30, 2005 and 2004, respectively.  The increase was primarily due to higher salaries and benefits as well as timing of expenses incurred.

Financial charges and other were $0.8 million and $0.4 million in the nine months ended September 30, 2005 and 2004, respectively.  The increase was due to both higher average interest rates and a higher average debt balance.

Liquidity and Capital Resources of TC PipeLines, LP

Debt and Credit Facilities

TC PipeLines’ debt and credit facilities outstanding at September 30, 2005 are as follows:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 year	Long-term portion

Revolving Credit Facility	20.0	20.0	—
Total	$20.0	$20.0	$—

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

2005 Third Quarter Cash Distribution

On October 18, 2005, the Board of Directors of the general partner declared the Partnership’s 2005 third quarter cash distribution.  The third quarter cash distribution is payable on November 14, 2005 to unitholders of record as of October 31, 2005.  The total cash distribution of $10.7 million will be paid in the following manner: $10.0 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased $4.0 million, or 10%, to $36.0 million in the nine months ended September 30, 2005, compared to $40.0 million for the same period in 2004.  The decrease was primarily due to lower equity income from Northern Border Pipeline in the nine months ended September 30, 2005, compared to the same period in 2004.  In the nine months ended September 30, 2005 and 2004, the Partnership received cash distributions of $43.7 million and $46.8 million, respectively, from its equity investment in Northern Border Pipeline.  The decrease in cash distributions from Northern Border Pipeline was mainly due to lower earnings in both the first and second quarters of 2005 due to the negative revenue impact resulting from uncontracted capacity and expiring contracts which were replaced with short-term contracts at discounted rates.  The cash distributions received include $11.1 million and $10.6 million classified as return of capital in the nine months ended September 30, 2005 and 2004, respectively.  In the nine months ended September 30, 2005 and 2004, the Partnership also received cash distributions of $6.3 million and $5.6 million, respectively, from its equity investment in Tuscarora.  The increase in cash distributions from Tuscarora was mainly due to higher earnings in the first and second quarters of 2005.  The cash distributions received include $0.8 million and $0.2 million classified as return of capital in the nine months ended September 30, 2005 and 2004, respectively.  Distributions received in the nine months ended September 30, 2005 are based on the respective equity investments’ financial results for the three quarters ended June 30, 2005.

Cash Flows from Investing Activities

Cash received (used) in investing activities was $11.6 million and $(28.6) million in the nine months ended September 30, 2005 and 2004, respectively.  The Partnership made a $39.0 million investment in Northern Border Pipeline in the nine months ended September 30, 2004.  Cash distributions received from Northern Border Pipeline which were classified as return of capital were $11.1 million and $10.6 million in the nine months ended September 30, 2005 and 2004, respectively.  The Partnership made a $0.3 million and $0.4 million investment in Tuscarora in the nine months ended September 30, 2005 and 2004, respectively.  Cash distributions received from Tuscarora which were classified as return of capital were $0.8 million and $0.2 million in the nine months ended September 30, 2005 and 2004, respectively.

Cash Flows from Financing Activities

Cash flows used in financing activities were $48.7 million in the nine months ended September 30, 2005, compared to $17.0 million for the same period in 2004.

            In the nine months ended September 30, 2005, the Partnership paid $32.2 million in cash distributions in the following manner:  $30.1 million to common unitholders (including $2.8 million to the general partner as holder of 2,809,306 common units in the first quarter of 2005 and as holder of 2,035,106 common units in the second and third quarters of 2005, respectively), $1.5 million to the general partner as holder of the incentive distribution rights, and $0.6 million to the general partner in respect of its 2% general partner interest.  This compares to $31.0 million that was paid in the nine months ended September 30, 2004.

            In the nine months ended September 30, 2005, the Partnership repaid in full its $6.5 million outstanding balance on the TransCanada Credit Facility.  On July 31, 2005, the TransCanada Credit Facility expired and was not renewed as there were no anticipated drawings required under the facility.  The Partnership repaid $10.0 million and $6.0 million in the nine months ended September 30, 2005 and 2004, respectively, on its Revolving Credit Facility.  During the nine months ended September 30, 2004, the Partnership borrowed $20.0 million on its Revolving Credit Facility to fund cash calls issued by Northern Border Pipeline.

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

Overview

For Northern Border Pipeline, there are several major business drivers as summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations of Northern Border Pipeline Company - Overview”, included in TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2004.

As of December 31, 2004, approximately 88% of the natural gas Northern Border Pipeline transported was produced in the Western Canada Sedimentary Basin.  As a result, the continuous supply of Canadian natural gas is crucial to Northern Border Pipeline’s long-term financial condition.  Of equal importance is the demand for natural gas in the Midwestern United States markets that Northern Border Pipeline serves, including the Chicago market area.

Some of the significant factors that may impact Northern Border Pipeline’s customers’ desire to move natural gas on its interstate pipeline include:

•       the amount of Canadian natural gas available for export, which is impacted by Canadian supply and demand;

•      the ability to transport Canadian gas on other pipelines;

•      the amount of storage capacity for Canadian gas and demand for storage injection;

•      availability of natural gas from other supply sources that could be transported to the Midwestern United States;

•      the demand for natural gas in other markets, which may affect the supply in the Midwestern United States, primarily as a result of temperature and/or hydro-electric generation levels; and

•      the natural gas market price spread between Alberta, Canada and the Midwestern United States.

For more information about market conditions that may impact supply and demand for natural gas, please refer to TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2004, Item 1.  “Business of Northern Border Pipeline Company — Demand for Transportation Capacity”.

Northern Border Pipeline’s operating revenue is derived from transportation contracts under a tariff that is regulated by the FERC.  The tariff specifies the maximum rate Northern Border Pipeline can charge its customers for natural gas transportation service on its pipeline, which is established in a FERC proceeding known as a rate case.  During a rate case, a determination is reached by the FERC, either through a hearing or a settlement, on a maximum rate that includes the recovery of its prudent cost-based investment and operating expenses and a reasonable return for its investors.

Northern Border Pipeline’s firm service transportation customers pay a fee for capacity on its pipeline regardless of how much natural gas they actually transport as well as a fee based on the volume of natural gas transported.  Northern Border Pipeline’s interruptible service transportation customers pay a fee based only on the volumes of natural gas transported.

Known Trends and Uncertainties

Canadian Supply — Northern Border Pipeline advises that it believes that Canadian natural gas supply will remain fairly stable and import levels will be flat during the remainder of 2005.

Natural Gas Storage Levels — Natural gas storage is necessary to balance supply and demand, especially as demand shifts from steady load industrial users to temperature-sensitive residential, commercial and electric generation users as a result of increasing natural gas prices.  Industrial users may utilize more economical energy sources when the price of natural gas surpasses the price of alternatives.

During the second quarter of 2005, increased storage injection activity of Canadian natural gas negatively impacted demand for Northern Border Pipeline’s transportation capacity.  As storage levels approached full capacity during the third quarter of 2005, demand for Northern Border Pipeline’s transportation capacity increased.  Additional Canadian storage projects expected to be in service in 2006 and the anticipated natural gas price differential during the upcoming April and May shoulder months compared with the 2006-2007 winter heating season are expected to impact Northern Border Pipeline’s revenues again in 2006.  The impact of shippers utilizing Canadian storage may reduce demand for Northern Border Pipeline’s capacity during the spring and early summer months and increase demand during the winter months.

Seasonality — Winter season is considered to be during the months of November to March, and summer season is considered to be during the remaining months.  Peak summer season for electric generation includes July, August and September.

Weather conditions throughout the United States can significantly impact regional natural gas supply and demand.  The Western United States market is sensitive to precipitation levels which impact hydro-electric generation.  During the summer, high temperatures combined with low hydro-electric generation levels may increase demand for Canadian natural gas.  In the Midwestern United States, the current pipeline infrastructure is designed to meet its winter heating demand load.  When demand declines as a result of moderate temperatures, excess pipeline capacity may stimulate greater competition from other supply sources.  To the extent that Northern Border Pipeline’s transportation capacity is contracted under firm service transportation agreements, a significant portion of its revenues, which is generated from demand charges, will not be impacted by seasonal throughput variations.  However, when transportation agreements expire, seasonal demand may impact Northern Border Pipeline’s ability to recontract its pipeline’s firm service transportation capacity.  Accordingly, Northern Border Pipeline advises that it believes that throughput on its interstate natural gas pipeline may experience seasonal fluctuations and some discounting may be required at times to maximize revenue.

Competition — New supply from the Rockies via Cheyenne Plains Pipeline as well as natural gas from the San Juan and Permian Basins have been redirected from Western United States markets into the Mid-continent region and has created greater supply competition in the Midwestern United States market.  Cheyenne Plains is expected to complete an expansion project that will increase its design capacity by 170 million dekatherms per day (mmdth/d) to 730 mmdth/d by early 2006.

Contracting Risk — Northern Border Pipeline’s primary exposure to market risk occurs when existing transportation contracts expire and are subject to renegotiation.  For the third quarter of 2005, all of Northern Border Pipeline’s summer design transportation capacity on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline was sold.  For October 2005, 63 mmcfd of summer design transportation capacity was not sold.  As of October 31, 2005, 88 mmcfd of summer design capacity remained available for contracting for November and December 2005.

Northern Border Pipeline anticipates that 2006 demand for its capacity will be similar to 2005 demand based on its expectations of Canadian natural gas supply and demand for natural gas in the markets that it serves.  Northern Border Pipeline advises that it believes that discounting transportation rates on a short-term basis may be necessary to maximize revenue and anticipates that the level of discounting in the future will vary from 2005 depending upon current market conditions.

Growth Projects — Northern Border Pipeline is focused on modifying its existing systems to meet market demand.  An organic growth project currently underway is Northern Border Pipeline’s Chicago III Expansion Project which will add 130 mmcfd of transportation capacity from Harper, Iowa to the Chicago market area.  In September 2005, Northern Border Pipeline accepted the FERC’s certificate of public convenience and necessity for the project.  This expansion is fully subscribed by four shippers under long-term firm service transportation agreements with terms ranging from five and one-half to ten years.  Construction is estimated to cost approximately $21.0 million and the targeted in-service date is April 2006.

Please refer to TC PipeLines’ annual report on form 10-K for the period ended December 31, 2004 for more information about the Chicago III Expansion Project.

Recent Developments

Contracting — For the third quarter of 2005, all of Northern Border Pipeline’s summer design transportation capacity on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline was sold.  For October 2005, 63 mmcfd of summer design transportation capacity was not sold.  As of October 31, 2005, 88 mmcfd of summer design capacity remained available for contracting for November and December 2005.

Bankruptcy Claims - In June 2005, Northern Border Pipeline executed term sheets with a third party for the sale of its bankruptcy claims for transportation contracts and associated guarantees held against Enron and Enron North America.  Proceeds from the sale of the claims were $11.1 million.  In the third quarter of 2005, Northern Border Pipeline recognized additional revenue of $9.4 million as a result of the sale.

Chicago III Expansion Project - In September 2005, Northern Border Pipeline accepted the FERC’s certificate of public convenience and necessity for the Chicago III Expansion Project.  This project will add 130 mmcfd of transportation capacity from Harper, Iowa to Chicago, Illinois and is fully subscribed by four shippers under long-term firm service transportation agreements with terms ranging from five and one-half to ten years.  Construction is estimated to cost approximately $21.0 million and the targeted in-service date is April 2006.

Rate Case - On November 1, 2005, as required by the provisions of the settlement of Northern Border Pipeline’s last rate case, it filed a rate case with the FERC.  The rate case filing proposes an increase to Northern Border Pipeline’s rates; a change to its rate design approach with a supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; a compressor usage surcharge primarily to recover costs related to powering electric compressors; and the implementation of a short-term, firm-service rate structure on a prospective basis.  Northern Border Pipeline has proposed an increase in overall revenue of 7.8%.  The filing also incorporates an overall cost of capital of 10.56% based on a rate of return on equity of 14.20%, an increase in the depreciation rate for transmission plant from 2.25% to 2.84%, the institution of a negative salvage rate of 0.59% and a decrease in the billing determinants.  Also included in the filing is the continuation of the inclusion of income taxes in the calculation of Northern Border Pipeline’s rates.

While Northern Border Pipeline cannot predict the FERC and intervening parties’ positions on the proposed changes, it anticipates opposition.  Northern Border Pipeline also anticipates that the FERC will issue an order by early December 2005 that will identify the issues raised in the proceeding and accept the proposed rates but suspend their effectiveness until May 1, 2006, at which time the new rates would be collected subject to refund until final resolution of the rate case.  Northern Border Pipeline advises that it expects the FERC will set issues for hearing and unless Northern Border Pipeline is able to reach a settlement with the FERC staff and its customers, final resolution of this matter may not occur until 2007.

Critical Accounting Policies and Estimates

The preparation of Northern Border Pipeline’s financial statements in accordance with U.S. GAAP requires its management to make assumptions and use estimates that affect the reported amount of the assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities during the reporting period.  Actual results could differ from these estimates if the underlying assumptions are incorrect.  Any effects on Northern Border Pipeline’s financial position or results of operations resulting from revisions to these estimates are recorded in the period during which the facts that gave rise to the revision become known.  Key estimates used by management include:

•      the economic useful life of Northern Border Pipeline’s assets used to determine depreciation and amortization;

•      the fair value used to determine possible asset impairment charges;

•      the fair value used to record derivative assets and liabilities;

•      the fair value of assets acquired; and

•      the amount of expense accruals.

There have been no significant changes in Northern Border Pipeline’s critical accounting policies since December 31, 2004.  For more information about these policies, please refer to TC PipeLines’ annual report on Form 10-K for the period ended December 31, 2004, Note 2 - Notes to Northern Border Pipeline’s Consolidated Financial Statements — Summary of Significant Accounting Policies.

Northern Border Pipeline’s accounting policies conform to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, certain assets that result from the ratemaking process are reflected on the balance sheet as regulatory assets.  Northern Border Pipeline considers factors such as regulatory changes and the impact of competition to determine the probability of future recovery of these assets.  If Northern Border Pipeline determines future recovery is no longer probable, it would be required to write-off the regulatory assets at that time.  As of September 30, 2005, Northern Border Pipeline reflected regulatory assets of $13.0 million that it expects to recover from its customers over varying time periods up to 44 years.

Northern Border Pipeline’s long-lived assets are recorded at original cost.  Northern Border Pipeline estimates the economic useful lives of its assets based on historical experience and makes adjustments when changes in planned use, technological advances, or other factors show that a different life is more appropriate.  The depreciation rate for Northern Border Pipeline’s regulated interstate natural gas pipeline is determined by the FERC’s ratemaking process.  Revisions to the estimated economic useful lives of Northern Border Pipeline’s assets would impact its depreciation and amortization expense in future periods.

Northern Border Pipeline utilizes financial instruments to reduce its market risk exposure to interest rate fluctuations and achieve a more predictable cash flow.  Northern Border Pipeline records its derivatives at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of a derivative instrument is determined by the present value of its future cash flows based on market prices from third party sources.  The accounting treatment for changes in the derivative’s fair value depends on whether it is designated and qualifies as part of a hedge relationship.  If specific hedge criteria are met, the derivative’s gains and losses may offset the hedged item’s related results in the income statement.  As of September 30, 2005, Northern Border Pipeline had no derivative financial instruments outstanding.

Northern Border Pipeline recognizes revenue according to each transportation contract for transportation service that is provided to its customers.  Customers with firm service transportation agreements pay a reservation fee for capacity on Northern Border Pipeline’s pipeline system known as a demand charge regardless if the shipper actually utilizes its reserved capacity.  Firm service transportation customers also pay a fee based on the volume of natural gas transported.  Customers with interruptible service transportation agreements may utilize available capacity on Northern Border Pipeline’s pipeline systems; however, service is subject to interruption if capacity is required for customers with firm service transportation agreements.  Interruptible service customers are assessed a fee based only on the volume of natural gas transported.

Results of Operations

The following tables set out summarized financial information for Northern Border Pipeline for the three and nine months ended September 30, 2005 and 2004 and as at September 30, 2005 and December 31, 2004.  Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership has held a 30% interest since May 28, 1999.  Certain reclassifications were made to the 2004 financial statements to conform to the current year presentation.

Northern Border Pipeline Income Statement

(unaudited)	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2005	2004	2005	2004
Revenues	89.0	81.6	241.6	246.4
Costs and expenses	(18.7)	(19.2)	(52.8)	(52.3)
Depreciation	(14.5)	(14.5)	(43.2)	(43.6)
Financial charges	(10.7)	(10.1)	(31.9)	(30.2)
Other income	1.1	(0.2)	1.9	0.3
Net income	46.2	37.6	115.6	120.6

Northern Border Pipeline Balance Sheet

(millions of dollars)	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	21.0	20.3
Other current assets	37.6	39.0
Plant, property and equipment, net	1,519.5	1,545.5
Other assets	20.9	20.2
	1,599.0	1,625.0

Liabilities and Partners’ Equity
Current liabilities	56.4	49.5
Reserves and deferred credits	4.5	4.5
Long-term debt	602.4	603.9
Partners’ equity
Partners’ capital	933.0	963.3
Accumulated other comprehensive income	2.7	3.8
	1,599.0	1,625.0

Third Quarter 2005 Compared with Third Quarter 2004

Net income increased $8.6 million, or 23%, to $46.2 million in the third quarter of 2005, compared to $37.6 million for the same period in 2004.

Revenues increased $7.4 million, or 9%, to $89.0 million in the third quarter of 2005, compared to $81.6 million for the same period in 2004.  The increase was primarily due to the recognition of the sale of Northern Border Pipeline’s bankruptcy claims for transportation contracts and associated guarantees held against Enron and Enron North America of $9.4 million, partially offset by decreased firm demand revenue of $2.0 million primarily as a result of discounted capacity.

Costs and expenses decreased by $0.5 million, or 2.6%, to $18.7 million in the third quarter of 2005, compared to $19.2 for the same period in 2004.  Operations and maintenance expense decreased $0.5 million in the third quarter of 2005 compared with the same period in 2004 primarily due to decreased general and administrative expenses.  Taxes other than income remained flat in the third quarter of 2005 compared with the same period in 2004 due to increased expense for Minnesota compressor fuel tax of $0.4 million offset by decreased expense to adjust for valuations and actual tax bills received of $0.2 million in 2005 and increased expense to adjust for tax bills received of $0.3 million in 2004.

Financial charges increased $0.6 million in the third quarter of 2005, or 6% to $10.7 million, compared to $10.1 million for the same period in 2004, as a result of higher average interest rates partially offset by lower average debt outstanding.

Other income increased $1.3 million in the third quarter of 2005,  to $1.1 million, compared to $(0.2) million for the same period in 2004, primarily due to income recorded for adjustments to allowance for doubtful accounts of $0.6 million in 2005 and increased business development costs of $0.6 million incurred in 2004.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net income decreased $5.0 million, or 4%, to $115.6 million in the nine months ended September 30, 2005, compared to $120.6 million for the same period in 2004.

Revenues decreased $4.8 million, or 2%, to $241.6 million in the nine months ended September 30, 2005, compared to $246.4 million for the same period in 2004, primarily due to decreased revenue associated with uncontracted and discounted transportation capacity of $13.6 million, partially offset by revenue from the sale of bankruptcy claims of

$9.4 million in 2005.  An additional day of transportation revenue due to leap year increased revenue by $0.9 million in 2004.

Costs and expenses inecreased $0.5 million in the nine months ended September 30, 2005, compared to the same period in 2004.  Operations and maintenance expense decreased $0.5 million in the nine months ended September 30, 2005 compared to the same period in 2004 due to the reduction of allowance for doubtful accounts related to bankruptcy claims of $0.6 million and decreased general and administrative expenses of $0.4 million.  In 2004, Northern Border Pipeline recorded an amortization expense related to the renewal of a right-of-way easement of $1.3 million offset by adjustments to true up corporate charges and benefit costs of $1.9 million.  Taxes other than income increased $1.0 million in the nine months ended September 30, 2005 compared to the same period in 2004 due to increased expense for Minnesota compressor fuel tax of $0.4 million and decreased expense to adjust for valuations and actual tax bills received to reflect actual tax amounts of $0.6 million and $1.2 million in 2005 and 2004, respectively.

Financial charges increased $1.7 million, or 6%, to $31.9 million in the nine months ended September 30, 2005, compared to $30.2 million for the same period in 2004 as a result of higher average interest rates partially offset by lower average debt outstanding.

Other income increased $1.6 million to $1.9 million in the nine months ended September 30, 2005, compared to $0.3 million for the same period in 2004 primarily due to income recorded for adjustments to allowance for doubtful accounts of $0.4 million and income related to a waste heat recovery project of $0.3 million in 2005 and increased business development costs of $0.6 million incurred for the same period in 2004.

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

•       Northern Border Pipeline’s financial condition; and

•       Northern Border Pipeline’s credit rating.

Debt and Credit Facilities

Northern Border Pipeline’s debt and credit facilities outstanding as of September 30, 2005 are as follows:

		Payments Due by Period
(millions of dollars)	Total	Less than 1 year	Long-term portion

$175 million Pipeline Credit Agreement due 2010 (a)	$—	$—	$—
6.25% senior notes due 2007	150	—	150
7.75% senior notes due 2009	200	—	200
7.50% senior notes due 2021	250	—	250
Total	$600	$—	$600

(a)  Northern Border Pipeline is required to pay a facility fee of 0.075% on the principal commitment amount of its credit agreement.

In May, 2005, Northern Border Pipeline entered into a $175 million five-year revolving credit agreement with certain financial institutions.  Northern Border Pipeline may select the lender’s base rate or the LIBOR plus a spread that is based on its long-term unsecured debt ratings as the interest rate on the loan.  Northern Border Pipeline is required to comply with certain financial, operational, and legal covenants, including the maintenance of EBITDA to interest expense ratio of greater than 3 to 1 and debt to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) ratio of no more than 4.5 to 1.  If Northern Border Pipeline consummates one or more acquisitions that exceed $25 million in total purchase price, the allowable ratio of debt to adjusted EBITDA is increased to 5 to 1 for two calendar quarters following the acquisition.  If Northern Border Pipeline breaches any of these covenants, amounts outstanding may become due and payable immediately.  As of September 30, 2005, Northern Border Pipeline was in compliance with the covenants of its credit agreement.

Cash Flows from Operating Activities

Net cash provided by operating activities was $163.8 million in the nine months ended September 30, 2005, compared to $158.5 million for the same period in 2004.  The $5.3 million increased cash flow was due to proceeds from the sale of Northern Border Pipeline’s bankruptcy claims held against Enron and Enron North America of $11.1 million and payments received for miscellaneous receivables of $1.8 million offset by lower operating revenues of $14.2 million and higher interest payments of $1.5 million in 2005.  Impacting cash flow in 2004 were payments to renew a right-of-way lease and other benefits of $5.5 million and payments related to corporate charges of $3.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $17.0 million in the nine months ended September 30, 2005, compared with $7.2 million for the same period in 2004.  Both maintenance and growth capital expenditures increased $4.9 million for 2005 compared with 2004.  Growth capital expenditures included $4.3 million related to the Chicago III Expansion Project.  Total capital expenditures for 2005 are estimated to be approximately $36.0 million, which includes approximately $14.0 million for the Chicago III Expansion Project.  The remaining capital expenditures for 2005 are primarily related to renewals and replacements of existing facilities.  Northern Border Pipeline currently anticipates funding its capital expenditure for the remainder of 2005 primarily with borrowings under its credit agreement and using operating cash flow.

Please refer to TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2005, for more information about the Chicago III Expansion Project.

Cash Flows from Financing Activities

Net cash used in financing activities was $146.2 million in the nine months ended September 30, 2005, compared to $147.0 million for the same period in 2004.  A cash distribution of approximately $57.0 million was declared and paid on November 1, 2005.

Impact of Enron’s Chapter 11 Filing on Northern Border Pipeline’s Business

In June 2005, Northern Border Pipeline executed term sheets with a third party for the sale of its bankruptcy claims for transportation contracts and associated guarantees held against Enron and Enron North America.  Proceeds from the sale of the claims were $11.1 million.  In 2004, Northern Border Pipeline adjusted its allowance for doubtful accounts to reflect an estimated recovery of $1.1 million for the claims.  In the second quarter of 2005, Northern Border Pipeline made an adjustment to its allowance for doubtful accounts of $0.6 million to reflect the agreements for the sale.  In the third quarter of 2005, Northern Border Pipeline recognized revenue of $9.4 million as a result of the sale.

Please refer to TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2004 and TC PipeLines’ quarterly report on Form 10-Q for the first and second quarters ended March 31, 2005 and June 30, 2005, respectively, for the full discussion of Impacts of Enron’s Chapter 11 Filing on Northern Border Pipeline’s business.

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

Tuscarora has firm transportation contracts for over 95% of its contracted capacity, including contracts held by Sierra Pacific Power for 69% of the total available capacity, the majority of which expires on October 31, 2017.  As of September 30, 2005, the average contract life on the Tuscarora pipeline system was approximately 12.2 years.

Critical Accounting Policies

Tuscarora’s accounting policies conform to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded by entities not accounting under SFAS No. 71.

Results of Operations

The following tables set out summarized financial information for Tuscarora for the three and nine months ended September 30, 2005 and 2004 and as at September 30, 2005 and December 31, 2004.  Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

Tuscarora Income Statement

(unaudited)	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2005	2004	2005	2004
Revenues	7.8	8.1	24.1	24.4
Costs and expenses	(1.0)	(1.2)	(3.2)	(3.6)
Depreciation	(1.5)	(1.5)	(4.6)	(4.6)
Financial charges	(1.5)	(1.5)	(4.4)	(4.6)
Other income	—	—	0.1	—
Net income	3.8	3.9	12.0	11.6

Tuscarora Balance Sheet

(millions of dollars)	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	6.5	3.6
Other current assets	2.8	3.0
Plant, property and equipment, net	133.1	136.9
Other assets	1.4	1.4
	143.8	144.9

Liabilities and Partners’ Equity
Current liabilities	8.4	6.9
Long-term debt	73.5	75.9
Partners’ equity
Partners’ capital	61.8	62.0
Accumulated other comprehensive income	0.1	0.1
	143.8	144.9

Third Quarter 2005 Compared with Third Quarter 2004

Net income decreased $0.1 million, or 3%, to $3.8 million in the third quarter of 2005, compared to $3.9 million for the same period in 2004.  The decrease was primarily due to slightly lower revenues earned in the third quarter of 2005.

Revenues earned by Tuscarora decreased $0.3 million, or 4% in the third quarter of 2005, compared to $8.1 million for the same period in 2004 due to slightly lower transportation revenues.

Costs and expenses decreased $0.2 million, or 17%, to $1.0 million in the third quarter of 2005, compared to $1.2 million for the same period in 2004.  The decrease was primarily due to the renegotiation of lower rates for maintenance contracts in 2005.  Depreciation remained flat at $1.5 million in the third quarter of 2005, compared to the same period in 2004.

Financial charges remained flat at $1.5 million in the third quarter of 2005, compared to the same period in 2004.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net income increased $0.4 million, or 3%, to $12.0 million in the nine months ended September 30, 2005, compared to the $11.6 million for the same period in 2004.  The increase was primarily due to lower costs and expenses and a decrease in financial charges.

Revenues earned by Tuscarora decreased $0.3 million, or 1%, to $24.1 million in the nine months ended September 30, 2005, compared to $24.4 million for the same period in 2004 due to slightly lower transportation revenues.  Costs and expenses decreased $0.4 million, or 11%, to $3.2 million in the first nine months of 2005, compared to $3.6 million for the same period in 2004.  The decrease was primarily due to the renegotiation of lower rates for maintenance contracts in 2005.

Financial charges decreased $0.2 million, or 4%, to $4.4 million in the nine months ended September 30, 2005, compared to $4.6 million for the same period in 2004.  The decrease reflects lower average debt outstanding.

Other income of $0.1 million in the nine months ended September 30, 2005 was due to higher interest income resulting from higher interest rates and an increased cash balance.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Debt and Credit Facilities

Tuscarora’s debt and credit facilities outstanding at September 30, 2005 are as follows:

	Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Series A Senior Notes due 2010	63.5	3.7	6.9	6.2	46.7
Series B Senior Notes due 2010	6.5	0.4	0.9	1.1	4.1
Series C Senior Notes due 2012	8.3	0.7	1.7	1.6	4.3
Operating Leases	0.3	0.1	0.2	—	—
Commitments (1)	1.5	0.7	0.8	—	—
Total	$80.1	$5.6	$10.5	$8.9	$55.1

(1)  Tuscarora’s commitments relate to a contract with a third party for maintenance services on certain components of its pipeline-related equipment.  The contract expires in November 2007.

Short-term liquidity needs will be met by operating cash flows.  Long-term capital needs may be met through the issuance of long-term indebtedness.

Cash Flows from Operating Activities

Cash provided by operating activities decreased $1.3 million to $18.3 million in the nine months ended September 30, 2005, compared to $19.6 million for the same period in 2004.  The decrease was primarily due to a reduction in working capital.

Cash Flows from Investing Activities

Cash used in investing activities was $0.9 million and $1.2 million in the nine months ended September 30, 2005 and 2004, respectively.  Tuscarora used more funds for construction projects in 2004.

Cash Flows from Financing Activities

Cash used in financing activities increased $1.7 million to $14.6 million in the nine months ended September 30, 2005, compared to $12.9 million for the same period in 2004 primarily due to higher distributions paid to partners in 2005.  Distributions paid to Tuscarora’s partners were $12.9 million and $11.4 million in the nine months ended of 2005 and 2004, respectively.  Tuscarora repaid $2.4 million and $2.3 million on its long-term debt in the nine months ended September 30, 2005 and 2004, respectively.

Sierra Pacific Resources

Sierra Pacific Power, a wholly owned subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper with approximately 69% of the total available capacity through 2017.

          In 2003, the Bankruptcy Court granted Enron Power Marketing Inc.’s motion for a summary judgment with respect to claims against Nevada Power Company and Sierra Pacific Power (together, the “Utilities”) of approximately $235 million and $102 million, respectively, of liquidated damages, for power supply contracts terminated by Enron Power Marketing in May 2002.  The Utilities filed a Notice of Appeal from the Bankruptcy Court judgment with the U.S. District Court.

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

          On August 8, 2005, President Bush signed the Domenici Barton Energy Policy Act into law (the “Energy Bill”).  The Energy Bill contains language that relates to the Utilities’ disputes with Enron over termination payments Enron claims are owed to them arising from forward power purchase contracts terminated by Enron in 2002.  The amendment grants FERC exclusive jurisdiction over the determination of whether any such payments are unjust, unreasonable or contrary to the public interest.  The Utilities have not yet determined what impact the law will have on the status of the ongoing legal proceedings.

          On August 19, 2005, the Bankruptcy Court entered an Order approving a Stipulation by which the Utilities and Enron agreed to a standstill of the Bankruptcy Court proceeding until the earlier of (1) FERC lifting its July 20, 2005 stay under FERC Gaming and Partnership Show Cause Proceeding or (2) FERC approving the settlement agreement between the California parties and Enron discussed under FERC Gaming and Partnership Show Cause Proceeding.

Sierra Pacific Power to-date remains current on its shipping contracts with Tuscarora.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines, LP

TC PipeLines may be exposed to market risk through changes in interest rates.  The Partnership does not have any material foreign exchange risks.  TC PipeLines’ interest rate exposure results from its Revolving Credit Facility, which is subject to variability in LIBOR interest rates.  At September 30, 2005, TC PipeLines had $20.0 million outstanding on its Revolving Credit Facility.  In the nine months ended September 30, 2005, there were no material changes to TC PipeLines’ interest rate exposure.

The Partnership is also influenced by the same factors that influence Northern Border Pipeline and Tuscarora.  Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas it transports, therefore, neither assumes any of the related natural gas commodity price risk.

Northern Border Pipeline’s interest rate exposure is a result of variable rate borrowings.  To reduce its sensitivity to interest rate fluctuations, Northern Border Pipeline may maintain a portion of its consolidated debt portfolio in fixed-rate debt.  Northern Border Pipeline may also use interest rate swap agreements to manage interest expense by converting a portion of fixed-rate debt to variable-rate debt.  As of September 30, 2005, Northern Border Pipeline had neither variable-rate debt nor interest rate swaps outstanding.

Northern Border Pipeline records in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges and amortizes these amounts to interest expense over the remaining life of the interest rate swap agreement.  During the three and nine months ended September 30, 2005, Northern Border Pipeline amortized approximately $0.5 million and $1.6 million, respectively, as a reduction to interest expense.  Northern Border Pipeline expects to amortize approximately $0.5 million in the fourth quarter of 2005.

PART II. OTHER INFORMATION

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

ITEM 6.  EXHIBITS

TC PipeLines, LP

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

TC PipeLines, LP
(a Delaware Limited Partnership)

	By:	TC PipeLines GP, Inc., its general partner

	By:	/s/ Russell K. Girling
Date: November 7, 2005		Russell K. Girling
Chief Financial Officer (duly authorized officer)

	By:	/s/ Amy Leong
Date: November 7, 2005		Amy Leong
Controller (duly authorized officer)