Form 10-K
period 2005-12-31
TC PIPELINES LP
filed 2006-03-07
CIK 1075607

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerate filer" in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as at June 30, 2005 was approximately $512.5 million.

As of March 6, 2006, there were 17,500,000 of the registrant's common units outstanding.

TC PIPELINES, LP
TABLE OF CONTENTS

All amounts are stated in United States dollars unless otherwise indicated.

PART I

Item 1.   Business

BUSINESS OF TC PIPELINES, LP

Overview

TC PipeLines, LP was formed in 1998 as a Delaware limited partnership to acquire, own and participate in the management of United States (U.S.)-based pipeline assets. TC PipeLines, LP and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership (TC PipeLines ILP) and TC Tuscarora Intermediate Limited Partnership (TC Tuscarora ILP), are collectively referred to herein as "TC PipeLines" or "the Partnership." The general partner of the Partnership is TC PipeLines GP, Inc. (TC PipeLines GP), an indirect wholly owned subsidiary of TransCanada Corporation (TransCanada).

Partnership Structure

The Partnership owns a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline). The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, L.P. (Northern Border Partners), a publicly traded limited partnership that is controlled by ONEOK, Inc. (ONEOK). TransCanada holds a minority general partner interest in Northern Border Partners which entitles it to 12.25% of the voting power of Northern Border Pipeline.

TC PipeLines also owns a 49% general partner interest in Tuscarora Gas Transmission Company (Tuscarora). The Partnership acquired this interest from TCPL Tuscarora Ltd., an indirect wholly-owned subsidiary of TransCanada, in September 2000, which continues to hold a 1% general partner interest in Tuscarora. Tuscarora Gas Pipeline Co., a wholly owned subsidiary of Sierra Pacific Resources, holds the remaining 50% general partner interest.

At December 31, 2005, the Partnership had 17,500,000 common units outstanding, of which 15,464,894 were held by the public and 2,035,106 were held by the general partner.

TransCanada, by virtue of its ownership of the Partnership's general partner, holds an aggregate 2% general partner interest in the Partnership. The general partner also owns 2,035,106 common units and receives incentive distributions if quarterly cash distributions on the common units exceed levels specified in the partnership agreement (see Item 5. "Market for Registrant's Common Equity, Related Security Holder Matters and Issuers Purchases of Equity Securities.")

At December 31, 2005, the Partnership's 30% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora represent its only material assets.

Recent Developments

On February 14, 2006, the Partnership announced it had entered into an agreement with Northern Border Partners to acquire an additional 20% general partnership interest in Northern Border Pipeline for $300 million plus up to $10 million in transaction costs payable to a subsidiary of TransCanada (the "PIPA"). The Partnership will also indirectly assume approximately $120 million of debt of Northern Border Pipeline. The acquisition cost is subject to certain closing adjustments. The transaction is effective as of December 31, 2005 and is expected to close in the second quarter of 2006, subject to regulatory approvals and the completion of related transactions and other closing conditions. On closing, the Partnership's interest in Northern Border Pipeline will increase to 50% from 30%.

The Partnership will initially fund the transaction at closing through a bridge loan facility and intends to refinance the bridge loan with a combination of equity and debt.

In connection with this transaction, in early 2007 a subsidiary of TransCanada will become the operator of Northern Border Pipeline, which is currently operated by Northern Plains Natural Gas Company (Northern Plains).

2005 ANNUAL REPORT 1

In addition, on February 15, 2006, Northern Border Partners and ONEOK also announced certain transactions relating to (1) the sale of certain assets by ONEOK to Northern Border Partners and (2) the increase of ONEOK's general partnership interest in Northern Border Partners to 100% (together with the PIPA, the "Transactions").

On March 2, 2006, a holder of limited partnership units of Northern Border Partners filed a class action and derivative complaint, Civil Action No. 1973-N, in the New Castle County Chancery Court in the State of Delaware, on behalf of a putative class of all holders of limited partnership units against Northern Border Partners, ONEOK, Northern Plains, and related entities involved in the Transactions. The plaintiff claims the Transactions will constitute a breach of Northern Border Partners' partnership agreement and a breach of defendants' fiduciary duties. The plaintiff seeks to enjoin the Transactions or to rescind the Transactions if the Transactions are completed prior to entry of a final judgment in the case. The Plaintiff also seeks to recover on behalf of the class damages for the profits and any special benefits obtained by the defendants, as well as interest, costs, and attorney and expert fees.

BUSINESS OF NORTHERN BORDER PIPELINE COMPANY

Overview

Northern Border Pipeline is a Texas general partnership formed in 1978. TC PipeLines owns a 30% general partner interest and Northern Border Partners owns a 70% interest. Northern Border Partners is publicly-traded limited partnership. Northern Border Pipeline provides natural gas transportation services and is a leading transporter of natural gas imported from Canada into the U.S.

Partnership Structure

The general partners of Northern Border Partners and its subsidiary limited partnership, Northern Border Intermediate Limited Partnership, are Northern Plains, Pan Border Gas Company (Pan Border), and Northwest Border Pipeline Company (Northwest Border). Northern Plains and Pan Border are subsidiaries of ONEOK. Northwest Border is a subsidiary of TransCanada PipeLines Limited, a subsidiary of TransCanada.

Northern Border Pipeline is managed by a management committee that consists of four members: one representative designated by each of Northern Border Partners' three general partners and one representative designated by TC PipeLines Intermediate Limited Partnership (TC PipeLines ILP). TC PipeLines ILP is a subsidiary of TC PipeLines, a publicly-traded partnership. The general partner of TC PipeLines is TC PipeLines GP, which is a subsidiary of TransCanada.

On February 14, 2006, Northern Border Pipeline's partners entered into a Partnership Interest Purchase and Sale Agreement dated as of December 31, 2005, under which Northern Border Partners agreed to sell a 20% partnership interest in Northern Border Pipeline to TC PipeLines. Information about the proposed transaction is included under "Recent Developments – Proposed Transaction" of this section.

At December 31, 2005, the voting interests of the Management Committee are as follows:

Member Designated By	Voting Interest

Northern Plains	35%
Pan Border	22.75%
Northwest Border	12.25%
TC PipeLines	30%

Business Strategy

Northern Border Pipeline focuses on safe, efficient and reliable operations, and further development of its pipeline. Northern Border Pipeline intends to continue to cost-effectively transport Canadian natural gas to the Midwestern

2 TC PIPELINES, LP

U.S. Northern Border Pipeline seeks growth of its interstate natural gas pipeline through incremental projects that access new market areas and are supported by long-term transportation contracts. Northern Border Pipeline's priorities in 2006 include: marketing its available transportation capacity, actively processing its current rate case before the Federal Energy Regulatory Commission (FERC) and placing the Chicago III Expansion Project into service.

Recent Developments

The following is a summary of Northern Border Pipeline's significant developments during 2005. Additional information regarding most of these items may be found elsewhere in this annual report or in previous reports filed with the U.S. Securities and Exchange Commission (SEC).

Contracting – During 2005, short-term firm service transportation contracts partially replaced expired contracts and continued to expose Northern Border Pipeline to seasonal demand. As a result, Northern Border Pipeline did not sell all of its available capacity and firm transportation revenue decreased 5% compared with 2004 when its transportation capacity was sold out at maximum rates. To maximize overall revenue, Northern Border Pipeline discounted transportation rates during certain periods of the year.

Credit Agreement – In May 2005, Northern Border Pipeline entered into a five-year, $175 million revolving credit agreement. Northern Border Pipeline terminated its previously existing $175 million credit facility in conjunction with the execution of the new agreement.

Bankruptcy Claims – In June 2005, Northern Border Pipeline executed term sheets with a third party for the sale of its bankruptcy claims against Enron Corp. (Enron) and Enron North America Corp. (Enron North America). Proceeds from the sale of the claims were $11.1 million.

Chicago III Expansion Project – In September 2005, Northern Border Pipeline accepted the FERC certificate of public convenience and necessity for the Chicago III Expansion Project. This project will add 130 million cubic feet per day (MMcf/d) of transportation capacity on the eastern portion of Northern Border Pipeline into the Chicago area. It is estimated that the project will cost approximately $21 million and the target in-service date is April 2006.

Rate Case – On November 1, 2005, Northern Border Pipeline filed a rate case with the FERC as required by the provisions of the settlement of its last rate case. The rate case filing proposes, among other things, a 7.8% increase in Northern Border Pipeline's revenue requirement; a change to its rate design approach with a supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; an increase in the depreciation rate for transmission plant; the implementation of a short-term rate structure on a prospective basis; and continued inclusion of income taxes in the rate calculation. In December 1, 2005, the FERC issued an order in which the proposed changes were suspended until May 1, 2006, at which time the new rates would be collected subject to refund until final resolution of the rate case. Northern Border Pipeline expects the FERC will set issues for hearing, and unless it is able to reach a settlement with the FERC staff and its customers, final resolution of this matter may not occur until 2007. At this time, Northern Border Pipeline advises it can give no assurance as to the outcome on any of these issues.

Proposed Transaction – On February 14, 2006, Northern Border Pipeline's general partners entered into a Partnership Interest Purchase and Sale Agreement (PIPA) dated as of December 31, 2005, under which Northern Border Partners agreed to sell a 20% partnership interest in Northern Border Pipeline to TC PipeLines in exchange for an aggregate cash amount of $300 million and the assumption of certain liabilities and obligations. The PIPA contains customary and other closing conditions that, if not satisfied or waived, would result in the sale not occurring, including: continued accuracy of the representations and warranties contained in the agreements; performance by each party of its obligations under the PIPA; consummation of ONEOK's purchase of Northwest Border from TransCanada; consummation of the acquisition of certain ONEOK business segments by Northern Border Partners; and the absence of any decree, order, injunction or law that prohibits, restricts or substantially delays the transaction or makes the transaction unlawful.

2005 ANNUAL REPORT 3

Upon closing of the sale of the 20% partnership interest, several things will occur, including:

•   Northern Border Pipeline's general partners will amend its partnership agreement, the Northern Border Pipeline Company General Partnership Agreement, to modify certain governance and operating terms;

•   TC PipeLines will appoint a new Management Committee chairman and other members of the Management Committee may change;

•   Northern Border Pipeline will enter into a pipeline operating agreement with an affiliate of TransCanada, under which the affiliate of TransCanada will become its operator effective April 1, 2007;

•   Northern Border Pipeline's current operator, Northern Plains or one of its affiliates, will enter into a transition services agreement with TransCanada or one of its affiliates, for transitional support during the transition period; and

•   Northern Border Pipeline will adopt certain changes to its cash distribution policy related to financial ratio targets and capital contributions.

In addition, on February 15, 2006, Northern Border Partners and ONEOK also announced certain transactions relating to (1) the sale of certain assets by ONEOK to Northern Border Partners and (2) the increase of ONEOK's general partnership interest in Northern Border Partners to 100% (together with the PIPA, the "Transactions").

On March 2, 2006, a holder of limited partnership units of Northern Border Partners filed a class action and derivative complaint, Civil Action No. 1973-N, in the New Castle County Chancery Court in the State of Delaware, on behalf of a putative class of all holders of limited partnership units against Northern Border Partners, ONEOK, Northern Plains, and related entities involved in the Transactions. The plaintiff claims the Transactions will constitute a breach of Northern Border Partners' partnership agreement and a breach of defendants' fiduciary duties. The plaintiff seeks to enjoin the Transactions or to rescind the Transactions if the Transactions are completed prior to entry of a final judgment in the case. The Plaintiff also seeks to recover on behalf of the class damages for the profits and any special benefits obtained by the defendants, as well as interest, costs, and attorney and expert fees.

Northern Border Pipeline's System

Northern Border Pipeline's transportation network provides pipeline access to the Midwestern U.S. from natural gas reserves in the Western Canada Sedimentary Basin, which is located in the Canadian provinces of Alberta, British Columbia and Saskatchewan. Northern Border Pipeline transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana to a terminus near North Hayden, Indiana. Northern Border Pipeline's system consists of 1,249 miles of pipeline with diameters ranging from 30 inches to 42 inches and a design capacity of 2,374 MMcf/d. Along Northern Border Pipeline's system are 16 compressor stations with a total of 499,000 horsepower, measurement facilities to support the receipt and delivery of gas at various points, four field offices and a microwave communication system with 50 tower sites.

Operating revenue is derived from transportation contracts at rates that are included in Northern Border Pipeline's tariff. Transportation rates are established in a FERC proceeding known as a rate case. Northern Border Pipeline's tariff specifies the maximum rates it can charge its customers and the general terms and conditions for natural gas transportation service on its pipeline. During a rate case, a determination is reached by the FERC, either through a hearing or a settlement, on maximum rates permissible for interstate natural gas transportation service that include the recovery of Northern Border Pipeline's prudent cost-based investment, operating expenses and a reasonable return for its investors. Northern Border Pipeline's tariff also allows for services to be provided under negotiated and discounted rates. Once rates are set in a rate case, Northern Border Pipeline is not permitted to increase rates if costs increase or contract demand decreases, nor is it required to reduce rates based on cost savings until a new rate case is filed and completed. As a result, Northern Border Pipeline's earnings and cash flow depend on costs incurred, contracted capacity, the volume of gas transported and its ability to recontract capacity at acceptable rates.

Northern Border Pipeline's transportation contracts include specifications regarding the receipt and delivery of natural gas at points along its system. The type of transportation contract, either firm or interruptible service, determines the

4 TC PIPELINES, LP

basis by which each customer is charged. Customers with firm service transportation agreements pay a fee known as a demand charge to reserve pipeline capacity, regardless of use, for the term of their contracts. Firm service transportation customers also pay a fee known as a commodity charge that is based on the volume of natural gas they transport. Customers with interruptible service transportation agreements may utilize available capacity on Northern Border Pipeline's system after firm service transportation requests are satisfied. Interruptible service customers are assessed a commodity charge only. For the year ended December 31, 2005, approximately 97% of Northern Border Pipeline's revenue was derived from demand charges and the remaining 3% was attributable to commodity charges.

Construction of Northern Border Pipeline's system was initially completed in 1982 followed by expansions or extensions in 1991, 1992, 1998 and 2001. Northern Border Pipeline filed an application for a certificate of public convenience and necessity with the FERC for the Chicago III Expansion Project in March 2005, which the FERC issued in September 2005. The Chicago III Expansion Project will add 130 MMcf/d of transportation capacity from Harper, Iowa to the Chicago market area with the construction of a new 16,000-horsepower compressor station in Iowa and minor modifications to two other compressor stations in Iowa and Illinois. Northern Border Pipeline estimates that the project will cost approximately $21 million and the target in-service date is April 2006. This expansion is fully subscribed by four shippers under long-term firm service transportation agreements with terms ranging from five and one-half years to ten years.

Title to Properties

Northern Border Pipeline holds the right, title and interest in its pipeline system. With respect to real property, Northern Border Pipeline owns sites for compressor stations, meter stations, pipeline field offices and microwave towers, and derives interests from leases, easements, rights-of-way, permits and licenses from landowners or governmental authorities permitting land use for construction and operation of its pipelines.

Approximately 90 miles of Northern Border Pipeline's system are located within the boundaries of the Fort Peck Indian Reservation in Montana. In 1980, Northern Border Pipeline entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive Board on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation. This pipeline right-of-way lease granted Northern Border Pipeline the right and privilege to construct and operate its pipeline on certain tribal lands. The pipeline right-of-way lease expires in 2011, although Northern Border Pipeline has an option to renew the pipeline right-of-way lease through 2061. In conjunction with obtaining right-of-way across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, Northern Border Pipeline also obtained right-of-way across allotted lands located within the reservation boundaries. Most of the allotted lands are subject to a perpetual easement granted by the Bureau of Indian Affairs for and on behalf of the individual Indian owners or obtained through condemnation. Several tracts are subject to a right-of-way grant that expires in 2015.

Supply

Northern Border Pipeline's primary source of natural gas is the Western Canada Sedimentary Basin. In 2005, approximately 85% of the natural gas Northern Border Pipeline transported was produced in Canada. For this reason, the continuous supply of Canadian natural gas is crucial to Northern Border Pipeline's long-term financial condition.

Significant factors that can impact the supply of Canadian natural gas transported by Northern Border Pipeline's system include:

•   Canadian natural gas available for export;

•   transportation capacity and related market pricing options on other pipelines;

•   storage capacity for Canadian natural gas and demand for storage injection;

•   natural gas from other supply sources that can be transported to the Midwestern U.S.;

•   demand for Canadian natural gas in other U.S. consumer markets; and

•   natural gas market price spread between Alberta, Canada and the Midwestern U.S., which reflects the relative supply and demand for Canadian natural gas in Canada and in the U.S.

2005 ANNUAL REPORT 5

The composition of natural gas can impact transportation capacity on Northern Border Pipeline. If the energy content of natural gas declines, more natural gas must be transported to meet the energy equivalent specified in Northern Border Pipeline's transportation contracts. This in turn reduces the available transportation capacity and negatively impacts revenue. Since 2004, Canadian natural gas transported by Northern Border Pipeline has maintained an average of 1,005 British thermal units per cubic feet (Btu/cf).

Natural gas produced in the Williston Basin of Montana, North Dakota and the Canadian province of Saskatchewan and the Powder River Basin of Wyoming accounted for 9% of the natural gas transported by Northern Border Pipeline in 2005. The remaining 6% of the natural gas Northern Border Pipeline transported was synthetic gas produced at the Dakota Gasification plant in North Dakota.

Demand

Demand for natural gas transportation service on Northern Border Pipeline's system is directly related to demand for natural gas in the markets that its customers serve. Factors that may impact demand for natural gas include:

•   weather conditions;

•   economic conditions;

•   government regulation;

•   availability and price of alternative energy sources;

•   fuel conservation measures; and

•   technological advances in fuel economy and energy generation devices.

Furthermore, factors that may impact demand for natural gas transportation service on Northern Border Pipeline's system include:

•   the ability and willingness of natural gas shippers to utilize Northern Border Pipeline's system over alternative pipelines;

•   transportation rates; and

•   volume of natural gas delivered to Midwestern U.S. markets from other supply sources and storage facilities.

Northern Border Pipeline's primary exposure to market risk occurs when existing transportation contracts expire and are subject to renegotiation. Customers with competitive alternatives analyze the market price spread or basis differential between receipt and delivery points along its pipeline to determine their expected gross margin. The anticipated margin and its variability are important determinants of the transportation rate customers are willing to pay. In addition to general demand for natural gas, regional economic conditions, climate, trends in production, available pipeline capacity and natural gas storage inventories in each market area can also impact the basis differential and affect demand for transportation service on Northern Border Pipeline's system.

Seasonality

Demand for natural gas is seasonal. In the natural gas industry, winter season is considered to be during the months of November to March. Summer season is considered to be the remaining months. Peak summer season for electric power generation includes July, August and September.

Weather conditions throughout the U.S. can significantly impact regional natural gas supply and demand. The Western U.S. market is sensitive to precipitation levels which impact hydroelectric power generation. During the summer, high temperatures combined with low hydroelectric power generation levels can increase demand for Canadian natural gas in the Western U.S. markets and shift supply away from Northern Border Pipeline's system. In the Midwestern U.S., the current pipeline infrastructure is designed to meet the region's winter heating demand loads. Moderate winter temperatures can lead to the decline in the value of Northern Border Pipeline's service due to reduced demand for its transportation service.

6 TC PIPELINES, LP

To the extent that Northern Border Pipeline's capacity is contracted under firm service transportation agreements, a significant portion of its revenue, which is generated from demand charges, is not impacted by seasonal throughput variations. However, when transportation agreements expire, seasonal demand can impact Northern Border Pipeline's ability to recontract firm service transportation capacity. Accordingly, throughput on Northern Border Pipeline may experience seasonal fluctuations and discounting of rates may be required to maximize revenue.

Natural gas storage is necessary to balance the relatively steady natural gas supply with the seasonal demand of residential, commercial and electric power generation users. In 2004, residential, commercial and electric power generation users consumed 65% of the total volume of natural gas delivered that year according to the Energy Information Administration. Industrial users, who consumed the remaining 35% of the total natural gas volume delivered, demand a steady load of natural gas to operate their facilities but will turn to alternative energy sources when it is not economical to use natural gas.

Customers

Northern Border Pipeline serves customers in North and South Dakota, Minnesota, Iowa, Illinois and Indiana. Northern Border Pipeline's customers include natural gas producers, marketers, industrial facilities, local distribution companies and electric power generating plants.

For the year ended December 31, 2005, four customers each accounted for more than 10% of Northern Border Pipeline's revenue as follows:

Customer	Percent of Total Revenue

BP Canada Energy Marketing Corp.	17%
Nexen Marketing U.S.A. Inc.	12%
EnCana Marketing (USA) Inc.	12%
Cargill Inc.	11%

Additional information about these customers is included in Note 5 of Northern Border Pipeline's Financial Statements included elsewhere in this report.

Competition

Competition among natural gas pipelines is based primarily on transportation charges and proximity to natural gas supply areas and markets. Northern Border Pipeline's interstate natural gas pipeline competes with other pipelines that transport Western Canadian natural gas to markets in the West, Midwest and East in North America, including TransCanada Pipeline and Alliance Pipeline. Northern Border Pipeline also competes with other pipelines that provide access to natural gas storage facilities, alternate supply basins, such as the Rockies, Mid-Continent, the Permian Basin and the Gulf Coast, and liquefied natural gas.

Contracting

Northern Border Pipeline contracted 97% of its design capacity on a firm basis in 2005, some of which was sold at a discount to maximize overall revenue on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline. As of January 31, 2006, 73% of Northern Border Pipeline's design capacity was contracted on a firm basis through December 31, 2006. The weighted average life of these contracts is approximately two years.

Government Regulation

Northern Border Pipeline's interstate natural gas pipeline is regulated under the Natural Gas Act and Natural Gas Policy Act which gives the FERC jurisdiction to regulate virtually all aspects of its business, including:

•   transportation of natural gas;

2005 ANNUAL REPORT 7

•   rates and charges;

•   terms of service, including creditworthiness requirements;

•   construction of new facilities;

•   extension or abandonment of service and facilities;

•   accounts and records;

•   depreciation and amortization policies;

•   acquisition and disposition of facilities; and

•   initiation and discontinuation of services.

Rate Case – On November 1, 2005, Northern Border Pipeline filed a rate case with the FERC as required by the provisions of the settlement of its 1999 rate case. The rate case filing proposes a 7.8% increase to Northern Border Pipeline's revenue requirement; a change to its rate design approach with a supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; a compressor usage surcharge primarily to recover costs related to powering electric compressors; and the implementation of a short-term rate structure on a prospective basis.

The filing also incorporates an overall cost of capital of 10.56% based on a rate of return on equity of 14.20%, an increase in the depreciation rate for transmission plant from 2.25% to 2.84%, the institution of a negative salvage rate of 0.59% and a decrease in billing determinants. Also included in the filing is the continued inclusion of income taxes in the rate calculation.

In December 2005, the FERC issued an order that identified issues that were raised in the proceeding, accepted the proposed rates but suspended their effectiveness until May 1, 2006, at which time the new rates will be collected subject to refund until final resolution of the rate case. The FERC also issued a procedural schedule which set a hearing commencement date of October 4, 2006, with an initial decision scheduled for February 2007, unless a settlement of the issues is reached with the FERC and a majority of Northern Border Pipeline's customers.

Income Tax Allowance – In Northern Border Pipeline's 1995 and 1999 rate cases, the FERC addressed the federal income tax allowance included in its proposed cost of service. In previous FERC rulings involving other companies, interstate pipelines were not entitled to an income tax allowance for income attributable to limited partnership interests held by individuals. The settlements of Northern Border Pipeline's 1995 and 1999 rate cases provided that it could continue to calculate the allowance for income taxes in the manner used historically until December 2005. In May 2005, the FERC issued a policy statement permitting the inclusion of an income tax allowance in the rates for partnership interests held by partners with an actual or potential income tax liability. On December 16, 2005, the FERC issued an order (December 16 Order) in its first case-specific review of the income tax allowance issue, reaffirming its new tax allowance policy and directing the pipeline to provide certain evidence necessary to determine the income tax allowance. The FERC's new policy and the December 16 Order have been appealed to the D.C. Circuit and rehearing requests have been filed with respect to the December 16 Order. The ultimate outcome of these proceedings could impact how the policy statement is applied to Northern Border Pipeline.

Energy Affiliates – In November 2003, the FERC adopted revised standards of conduct which govern the relationships between regulated interstate natural gas pipelines and their energy affiliates. The new standards of conduct were designed to prevent interstate natural gas pipelines from giving any undue preference to their energy affiliates and ensure that transmission service is provided on a nondiscriminatory basis. Bear Paw Energy, LLC., subsidiaries of ONEOK including ONEOK Energy, and subsidiaries of TransCanada are Northern Border Pipeline's energy affiliates.

Selective Discounting – In May 2005, the FERC issued an order reaffirming existing discount regulations that permit pipelines to discount transportation rates to meet gas-on-gas competition. The FERC found that its current policy on selective discounting is an integral and essential part of its policies to further develop a competitive natural gas transportation market.

8 TC PIPELINES, LP

Creditworthiness Standards – In June 2005, the FERC adopted a new policy detailing credit standards for interstate pipelines. The FERC's policy states that pipelines must use objective criteria to determine a shipper's creditworthiness utilizing a standard set of documents that shippers are required to provide. For current shippers on existing facilities, the FERC reiterated its traditional policy of permitting no more than the equivalent of three months of reservation charges as security. For new mainline construction, the FERC will continue its policy of permitting larger security requirements that reasonably reflect the risk of the project. The issue of whether a pipeline may justify security in an amount greater than three months of reservation charges has recently been voluntarily remanded to the FERC for further consideration.

Energy Policy Act – In August 2005, the Energy Policy Act of 2005 was signed into law addressing a wide range of energy issues, including many that impact the oil and gas industries. The Energy Policy Act of 2005 shifted implementation of the provisions to federal agencies. Significant provisions affecting the interstate natural gas industry: (1) provides for the FERC to be the lead agency and creates a common record for review of federal permitting decisions associated with interstate natural gas pipeline projects authorized under the Natural Gas Act, (2) makes it unlawful to engage in market manipulation under the Natural Gas Act; (3) authorizes the FERC to issue market transparency rules that will provide greater information about natural gas prices, and (4) increases criminal penalties that may be assessed under the Natural Gas Act and the Natural Gas Policy Act up to $1 million per violation, increases civil penalties under the Natural Gas Policy Act up to $1 million per day per violation, and creates new civil penalties under the Natural Gas Act up to $1 million per day for violations as long as they continue.

Market Manipulation – In January 2006, the FERC issued a final rule making it unlawful for any entity subject to its jurisdiction that directly or indirectly purchases or sells natural gas, transportation services or electric energy to defraud, using any device, scheme or artifice; make untrue statements of a material fact or omit a material fact; or engage in any act, practice or course of business that operates as a fraud. The maximum civil penalty under these statutes is $1 million per day, per violation.

Negotiated Rate Policy – In January 2006, the FERC issued an order revising its negotiated rate policy to allow the use of basis differentials without a revenue cap in determining negotiated rates. The use of basis differentials for negotiated rates was previously banned because the FERC believed that such mechanism could give pipelines an incentive to withhold capacity and manipulate the natural gas markets by widening the basis between indexes. The FERC found such policy to be overly restrictive, given the benefits that such a pricing mechanism yields. Since negotiated rate transactions must be filed and approved by the FERC and such filings give all parties an opportunity to comment, any allegations of attempted manipulation would be investigated. Comments were filed seeking clarification or conditions to the implementation of this policy.

Environmental and Safety Matters

Northern Border Pipeline's operations are subject to extensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. Failure to comply with these laws and regulations can result in substantial penalties, enforcement actions and remedial liabilities. Although Northern Border Pipeline advises that it believes its operations and facilities are in compliance in all material respects with applicable environmental laws and safety regulations, it cannot provide any assurances that compliance with current and future laws and regulations will not have a material adverse affect on its financial position or results of operations.

Pipeline Safety

Northern Border Pipeline is subject to U.S. Department of Transportation integrity management regulations. The Pipeline Safety Improvement Act requires pipeline companies to perform integrity assessments on pipeline segments that exist in densely populated areas or near specifically identified sites that are designated as high consequence areas. Pipeline companies are required to perform the integrity assessments within ten years of the date of enactment and perform subsequent integrity assessments on a seven-year cycle. Northern Border Pipeline is on schedule to meet the required assessment of 50% of the highest priority high consequence areas by 2007.

2005 ANNUAL REPORT 9

Air and Water Emissions

The Clean Air Act and the Clean Water Act impose restrictions and controls regarding the discharge of pollutants into the air and water in the U.S. Under the Clean Air Act, a federal operating permit is required for sources of significant air emissions. Northern Border Pipeline may be required to incur certain capital expenditures for air pollution control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for the removal and remediation of pollutants discharged in U.S. water. Although Northern Border Pipeline advises it cannot provide any assurances, it believes that it is in compliance with state and federal requirements related to these regulations.

Employees

Northern Border Pipeline does not directly employ any of the persons responsible for managing or operating the partnership or for providing it with services related to its day-to-day business affairs. Northern Plains provides administrative, operating and management services to Northern Border Pipeline under an operating agreement. Northern Plains also operates other interstate natural gas pipelines, including Midwestern Gas Transmission, Viking Gas Transmission and Guardian Pipeline. As of January 31, 2006, Northern Plains had 336 employees. Northern Plains' employees are not represented by a labor union nor covered by a collective bargaining agreement.

BUSINESS OF TUSCARORA GAS TRANSMISSION COMPANY

Overview

Tuscarora is a Nevada general partnership formed in 1993. TC Tuscarora ILP owns a 49% general partner interest, Tuscarora Gas Pipeline Co., owns a 50% general partner interest and TCPL Tuscarora Ltd. owns the remaining 1% general partner interest in Tuscarora.

Partnership Structure

The general partners of Tuscarora are TC Tuscarora ILP, a direct subsidiary of TC PipeLines, Tuscarora Gas Pipeline Co., a wholly owned subsidiary of Sierra Pacific Resources and TCPL Tuscarora Ltd., an indirect wholly owned subsidiary of TransCanada.

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

Member Designated By	Voting Interest

TC PipeLines	49%
Sierra Pacific Resources	50%
TransCanada	1%

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

Business Strategy

Tuscarora focuses on meeting or exceeding the financial and business growth performance expectations of its partners, service performance expectation of its customers and safety standards established by industry and regulatory

10 TC PIPELINES, LP

authorities. Tuscarora continues to meet or exceed the operational expectations of the general public, local government and land management agencies. Tuscarora maintains these expectations by being recognized as a safe, trustworthy, community friendly, socially and environmentally conscience business which the community views as a positive regional asset.

Recent Development

Cost and Revenue Study – In accordance with a letter agreement executed on September 25, 2001 with Sierra Pacific Resources, Sierra Pacific Power Company and the Public Utilities Commission of Nevada (PUCN), Tuscarora has an obligation to file a cost and revenue study with the FERC, within a reasonable timeframe following the third anniversary of the in-service date of its 2002 expansion project. The project was placed into service on December 1, 2002. The obligation is contingent on Tuscarora's rates not having been subject to review by the FERC under Sections 4 or 5 of the Natural Gas Act by that date. As of December 1, 2005, Tuscarora's rates had not been reviewed by the FERC. In mid-December 2005, Tuscarora initiated contact with the PUCN staff to begin discussions related to a possible rate adjustment, which may result in a reduction to Tuscarora's current rates.

Tuscarora's Pipeline System

Tuscarora owns a 240-mile, 20-inch diameter, U.S. interstate pipeline system with a subscribed capacity of approximately 180 MMcf/d that originates at an interconnection point with existing facilities of Gas Transmission Northwest Corporation, a wholly-owned subsidiary of TransCanada, near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada. The Tuscarora pipeline system terminates near Wadsworth, Nevada.

Operating revenue is derived from transportation contracts under a tariff that is established in a FERC rate case. Tuscarora's tariff specifies the maximum rates it can charge its customers and the general terms and conditions for natural gas transportation service on its pipeline. During a rate case a determination is reached by the FERC, either through a hearing or a settlement, on maximum rates permissible for interstate natural gas transportation service that include the recovery of Tuscarora's prudent cost-based investment, operating expenses and a reasonable return for its investors.

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

Title to Properties

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

The Tuscarora pipeline system was constructed in 1995 and was placed into service in December 1995. In January 2001, Tuscarora completed construction of the Hungry Valley lateral, a 14-mile, 16-inch pipeline extension that serves as Tuscarora's second connection into Reno, Nevada. On December 1, 2002, Tuscarora completed and placed into service an expansion of its pipeline system. This expansion consisted of two compressor stations and an 11-mile pipeline extension from a point near the previous terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada. The expansion increased Tuscarora's contracted capacity from 127 MMcf/d to approximately 180 MMcf/d. The new capacity was contracted under long-term firm transportation contracts ranging from ten to fifteen years from the in-service date. Tuscarora completed construction of the Barrick Lateral, a 0.5 mile lateral that provides transportation service to a new electric generation customer located near Tracy, Nevada. The construction of the lateral was completed and commissioned for service to Barrick Goldstrike on August 1, 2005.

2005 ANNUAL REPORT 11

Contracting

Tuscarora has firm transportation contracts for over 95% of its available contracted capacity, including contracts held by Sierra Pacific Power for 69% of the total available capacity, the majority of which expires on October 31, 2017. As of December 31, 2005, the weighted average contract life on the Tuscarora pipeline system was approximately 12.4 years. Deliveries are also made directly to the local gas distribution system of Sierra Pacific Power Company (Sierra Pacific Power), a subsidiary of Sierra Pacific Resources. Along its route, deliveries are made in Oregon, northern California and northwestern Nevada.

Competition

Tuscarora's competitive position is dependent on the continued availability of commercially attractive Western Canadian natural gas for import into the U.S. and on the level of demand for Western Canadian natural gas in the markets the Tuscarora pipeline system serves. Shippers of natural gas from the Western Canada Sedimentary Basin have other options for transporting Canadian natural gas to the U.S., including transportation on pipelines eastward in Canada or to markets on the west coast of the U.S. and Canada. Similarly, natural gas produced in the U.S. serves the same markets as Tuscarora in northern Nevada.

Government Regulation

Tuscarora is regulated under the Natural Gas Act and Natural Gas Policy Act which give FERC jurisdiction to virtually all aspects of its business, including:

•   transportation of natural gas;

•   rates and charges;

•   terms of service including creditworthiness requirements;

•   construction of new facilities;

•   extension or abandonment of service and facilities;

•   accounts and records;

•   depreciation and amortization policies;

•   the acquisition and disposition of facilities; and

•   the initiation and discontinuation of services.

Income Tax Allowance

Income taxes are currently not reflected in Tuscarora's financial statements. However, Tuscarora's tariff, which is approved by the FERC, allows Tuscarora to recover amounts paid by the partners for income taxes. Financial records maintained for the purpose of presenting financial results to the FERC reflect the income taxes which would have been paid or accrued if Tuscarora was organized as a corporation during the period. As a result, for purposes of determining transportation rates in calculating the return allowed by the FERC, partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income tax liability. Such amounts were approximately $23.4 million and $22.2 million at December 31, 2005 and 2004, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

Energy Affiliates – In accordance with the FERC Order No. 2004 regarding new standards of conduct by transmission providers when dealing with their energy affiliates, all transmission providers had to comply with the standards of conduct by September 22, 2004. Tuscarora advises that it is in compliance with these new standards.

Creditworthiness Standards – In June 2005, the FERC adopted a new policy detailing credit standards for interstate pipelines. The FERC's policy states that pipelines must use objective criteria to determine a shipper's creditworthiness utilizing a standard set of documents that shipper's are required to provide.

12 TC PIPELINES, LP

Environmental and Safety Matters

Tuscarora's operations are subject to extensive federal, state and local laws and regulations relating to safety and protection of the environment. Tuscarora's operations and facilities comply in all material respects with applicable U.S. environmental and safety regulations.

Tuscarora's operations are subject to extensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. Failure to comply with these laws and regulations can result in substantial penalties, enforcement actions and remedial liabilities. Although Tuscarora advises that it believes its operations and facilities are in compliance in all material respects with applicable environmental laws and safety regulations, it cannot provide any assurances that compliance with current and future laws and regulations will not have a material adverse affect on its financial position or results of operations.

Pipeline Safety – Tuscarora is subject to U.S. Department of Transportation integrity management regulations. The Pipeline Safety Improvement Act requires pipeline companies to perform integrity assessments on pipeline segments that exist in densely populated areas or near specifically identified sites that are designated as high consequence areas. Pipeline companies are required to perform the integrity assessments within ten years of the date of enactment and perform subsequent integrity assessments on a seven-year cycle. Tuscarora is on schedule to meet high priority high consequence areas of the integrity management plan requirement in 2006.

A U.S. Department of Transportation audit was completed in 2005 and there were no findings of non-compliance.

Air and Water Emissions – The Clean Air Act and the Clean Water Act impose restrictions and controls regarding the discharge of pollutants into the air and water in the U S. Under the Clean Air Act, a federal operating permit is required for sources of significant air emissions. Tuscarora may be required to incur certain capital expenditures for air pollution control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for the removal and remediation of pollutants discharged in U.S water. Although Tuscarora advises it cannot provide any assurances related to future impacts, it believes that it is in compliance with state and federal requirements related to these regulations.

Available Information

Our website is www.tcpipelineslp.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such reports with the SEC. Information contained on our web site is not part of this report.

Item 1A.   Risk Factors

Cautionary Statement Regarding Forward-Looking Information

A number of statements made by TC PipeLines, LP, in this Form 10-K filing made with the SEC, are forward-looking and relate to, among other things, anticipated financial performance, business prospects, strategies, market forces and commitments. Much of this information appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations" found herein. All forward-looking statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. The Partnership assumes no obligation to update any such forward looking statements to reflect events or circumstances occurring after the date hereof. Words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," "forecast," and similar expressions, identify forward-looking statements. By its nature, such forward-looking information is subject to various risks and uncertainties, including the risk factors discussed under Item 1A. "Risk Factors", which could cause TC PipeLines' actual results and experience to differ materially from the anticipated results or other expectations expressed in this Form 10-K. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-K.

2005 ANNUAL REPORT 13

Risks Inherent in Our Business

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

•   the amount of our operating costs, including payments to our general partner;

•   required principal and interest payments on our debt;

•   the cost of acquisitions, including related debt service payments; and

•   our issuance of debt and equity securities.

If any significant shipper fails to perform its contractual obligations, Northern Border Pipeline's or Tuscarora's respective cash flows and financial condition could be adversely impacted.

As of December 31, 2005, each of the four largest customers on the Northern Border Pipeline system accounted for more than 10% of its revenue. Sierra Pacific Power, a wholly owned subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper, with firm contracts for approximately 69% of its capacity. Sierra Pacific Resources and Sierra Pacific Power have below-investment grade credit ratings. While TC PipeLines has no current indication that Sierra Pacific Power is unable to meet its ongoing contractual obligations, TC PipeLines is unable to predict the future financial condition of Sierra Pacific Power and its long-term ability to meet its obligations under existing agreements with Tuscarora. If any of the significant shippers on either Northern Border Pipeline or Tuscarora fail to meet their contractual obligations, our ability to make cash distributions to our unitholders at current levels may be adversely affected.

Northern Border Pipeline and Tuscarora may not be able to maintain existing customers or acquire new customers when the current shipper contracts expire or customers may choose to recontract for shorter periods or at less than maximum rates.

Northern Border Pipeline and Tuscarora face competition from other pipeline systems that serve the same natural gas markets.

At December 31, 2005, four of Northern Border Pipeline's largest customers individually accounted for more than 10% of its revenue. Tuscarora is dependent on one customer for 69% of its revenue. Northern Border Pipeline contracted

14 TC PIPELINES, LP

97% of its design capacity on a firm basis in 2005, some of which was sold at a discount to maximize overall revenue on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline.

Northern Border Pipeline may not be able to renew or replace expiring contracts. The renewal or replacement of existing contracts with customers of Northern Border Pipeline depends on a number of factors beyond Northern Border Pipeline's control, including:

•   the supply of natural gas in Canada and the U.S.;

•   competition from alternative sources of supply in the U.S.;

•   competition from other pipelines; and

•   the price of, and demand for, natural gas in markets served by the Northern Border Pipeline system.

Because the forward natural gas basis differentials between Western Canada and Northern Border Pipeline's market centers may be less than the total transportation cost at maximum tariff rates, Northern Border Pipeline may sell a significant portion of available capacity on a short-term basis. Additionally, if the forward natural gas basis differentials do not support maximum rates, Northern Border Pipeline's revenue may be adversely affected. Although Northern Border Pipeline advises that it believes that 2006 demand for its transportation capacity is anticipated to be similar to 2005 demand based on Northern Border Pipeline's expectation of Canadian natural gas supply and demand for natural gas in the Midwestern U.S., the level of discounting in 2006 may vary from 2005 depending upon current market conditions. Any inability by Northern Border Pipeline to renew existing contracts at maximum rates or at all may have an adverse impact on Northern Border Pipeline's revenue, and, as a result, cash distributions made to us.

Tuscarora competes in the northern Nevada natural gas transmission market with Paiute, owned by Southwest Gas Co. of Las Vegas, Nevada. The Paiute pipeline interconnects with Northwest Pipeline Corp. at the Nevada-Idaho border and transports natural gas from British Columbia and the U.S. Rocky Mountain Basin to the northern Nevada market. As a result of competition from the Paiute pipeline, Tuscarora's proposed 2005 expansion was canceled pursuant to the October 2004 settlement with the potential expansion shippers.

TransCanada's main pipeline systems transport natural gas from the same natural gas reserves in Western Canada that are used by Northern Border Pipeline's and Tuscarora's customers. TransCanada is not prohibited from actively competing with Northern Border Pipeline and Tuscarora for the transport of Western Canadian natural gas.

The long-term financial conditions of Northern Border Pipeline and Tuscarora, and as a result, of TC PipeLines, are dependent on the continued availability of Western Canadian natural gas for import into the U.S.

The development of additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with Northern Border Pipeline's or Tuscarora's pipeline systems. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and the production, gathering, storage, pipeline transmission, import and export of natural gas supplies. If the availability of Western Canadian natural gas were to decline, existing shippers on the Northern Border Pipeline and Tuscarora pipeline system may be unlikely to extend their contracts and Northern Border Pipeline and Tuscarora may be unable to find replacement shippers for lost capacity. Furthermore, additional natural gas reserves may not be developed in commercial quantities and in sufficient amounts to fill the capacities of each of the Northern Border Pipeline and Tuscarora pipeline system.

Northern Border Pipeline's and Tuscarora's businesses depend in part on the level of demand for Western Canadian natural gas in the markets the pipeline systems serve. If demand for Western Canadian natural gas decreases, shippers may not enter into or renew contracts.

Northern Border Pipeline's and Tuscarora's businesses depend in part on the level of demand for Western Canadian natural gas in the markets the pipeline systems serve. The volumes of natural gas delivered to these markets from other sources affect the demand for both Western Canadian natural gas and use of these pipeline systems. Demand for

2005 ANNUAL REPORT 15

Western Canadian natural gas also influences the ability and willingness of shippers to use the Northern Border Pipeline and Tuscarora pipeline system to meet the demand that these pipeline systems serve. If either of the Northern Border Pipeline or Tuscarora pipeline system are used less over the long term, we may have lower revenues and less cash to distribute to our unitholders.

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

•   the effect that regulation will have on financial position, results of operations and cash flows of Northern Border Pipeline, Tuscarora or ourselves;

•   whether our cash flow will be adequate to make distributions to unitholders.

On November 1, 2005, Northern Border Pipeline filed a new rate case with FERC as required by the provisions of the settlement of its 1999 rate case. In December 2005, Tuscarora initiated contact with the PUCN related to its requirement to file a cost and revenue study with the FERC. The outcome of pending or future proceedings before the FERC may adversely affect the amount of cash Northern Border Pipeline or Tuscarora are able to distribute to us. Please read "Business – Business of Northern Border Pipeline Company" and "Business – Business of Tuscarora Gas Transmission Company."

•   Northern Border Pipeline 2005 Rate Case.  As required by Northern Border Pipeline's settlement agreement from the last rate case in November 2005, Northern Border Pipeline filed a proceeding (rate case) under section 4 of the Natural Gas Act to determine the just and reasonable rates to be charged for its transportation services. We cannot predict what opposition, if any, there may be to that filing and what determinations FERC will make regarding the rate case. Any FERC determination adverse to Northern Border Pipeline may have an adverse impact on the cash distributed to us.

•   Income Tax Allowances.  In May 2005, the FERC issued a policy statement permitting the inclusion of an income tax allowance in the rates for partnership interests held by partners with an actual or potential income tax liability. In December 2005, the FERC issued an order providing 35%, 28%, and 0% marginal tax rates for partners that are taxable corporations, individuals and municipalities or other exempt entities, respectively. Northern Border Pipeline's present rates and recent rate case filing reflects an allowance for income taxes. We cannot predict the outcome of that rate case. Any FERC actions regarding this issue in Northern Border Pipeline's rate case that may adversely affect Northern Border Pipeline could have an adverse effect on the cash distributions we receive from them.

•   Tuscarora Cost and Revenue Study.  In accordance with a letter agreement executed on September 25, 2001 with Sierra Pacific Resources, Sierra Pacific Power Company and the PUCN, Tuscarora has an obligation to file a cost and revenue study with the FERC, within a reasonable timeframe following the third anniversary of the in-service date of its 2002 expansion project. The project was placed into service on December 1, 2002. The obligation is contingent on Tuscarora's rates not having been subjected to a review by the FERC under Sections 4 or 5 of the Natural Gas Act by

16 TC PIPELINES, LP

that date. As of December 1, 2005, Tuscarora's rates had not been reviewed by the FERC. In mid-December 2005, Tuscarora initiated contact with the PUCN staff to begin discussions related to a possible rate adjustment, which may result in a reduction to Tuscarora's current rates. We cannot predict the outcome of that study. Any FERC actions regarding this issue in Tuscarora's study that may adversely affect Tuscarora could have an adverse effect on the cash distributions we receive from them.

Northern Border Pipeline's and Tuscarora's indebtedness may limit their ability to borrow additional funds, make distributions to us or capitalize on business opportunities.

As of December 31, 2005, Northern Border Pipeline and Tuscarora had $628.9 million and $71.1 million of debt outstanding, respectively. A significant portion of their cash flow from operations will be dedicated to the payment of principal and interest on outstanding debt and will not be available for other purposes, including payment of distributions to us. Northern Border Pipeline is prohibited from making cash distributions during an event of default under its debt instruments. Provisions in Northern Border Pipeline's debt instruments limit its ability to incur indebtedness and engage in specific transactions that could reduce its ability to capitalize on business opportunities that arise in the course of its business. Similarly, Tuscarora is prohibited from making cash distributions during an event of default under its debt instruments. Under Tuscarora's debt instruments, Tuscarora has granted a security interest in certain of its transportation contracts, which is available to noteholders upon an event of default. Any future refinancing of Northern Border Partners' or Tuscarora's existing indebtedness or any new indebtedness could have similar or greater restrictions.

If Northern Border Pipeline or Tuscarora do not maintain or increase their respective rate bases by successfully completing FERC-approved projects, the amount of revenue attributable to the return on the rate base they collect from their shippers will decrease over time.

The Northern Border Pipeline and Tuscarora pipeline system are generally allowed to collect from their customers a return on their assets or "rate base" as reflected in their financial records as well as recover that rate base through depreciation. The amount they may collect from customers decreases as the rate base declines as a result of, among other things, depreciation and amortization. In order to avoid a reduction in the level of cash available for distributions to its partners based on its current FERC-approved tariff, each of these pipelines must maintain or increase its rate base through projects that maintain or add to existing pipeline facilities. These projects will depend upon many factors including:

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

2005 ANNUAL REPORT 17

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

In addition, we may not be able to acquire additional TransCanada U.S. pipeline assets. Neither our partnership agreement nor any other agreement requires TransCanada to pursue a business strategy that favors us, and TransCanada is under no obligation to make available to us business opportunities that may be beneficial to us. TransCanada's future acquisitions may not provide acquisition opportunities to us or, if these opportunities arose, they may not be on terms attractive to us. Moreover, TransCanada is not obligated to offer to us any assets it acquires as part of any future acquisitions.

We may be unable to complete the transaction to acquire an additional 20% general partnership interest in Northern Border Pipeline from Northern Border Partners.

On February 14, 2006, we entered into a partnership interest purchase and sale agreement dated as of December 31, 2005 with Northern Border Pipeline to acquire an additional 20% partnership interest in Northern Border Pipeline. The purchase and sale agreement contains customary and other closing conditions that, if not satisfied or waived, would result in the sale not occurring, including: continued accuracy of the representations and warranties contained in the agreement; performance by each party of its obligations under the purchase and sale agreement; consummation of ONEOK's purchase of Northwest Border from TransCanada; consummation of the acquisition of certain ONEOK business segments by Northern Border Partners; and the absence of any decree, order, injunction or law that prohibits, restricts or substantially delays the transaction or makes the transaction unlawful. In addition, on March 2, 2006, a holder of limited partnership units of Northern Border Partners filed a class action and derivative complaint on behalf of a putative class of all holders of limited partnership units against Northern Border Partners, ONEOK, Northern Plains, and related entities involved in the Transactions, which, among other things, seeks to enjoin the Transactions or to rescind the Transactions if the Transactions are completed prior to entry of a final judgment in the case.

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

Risks of substantial costs and liabilities are inherent in pipeline operations and each of Northern Border Pipeline and Tuscarora may incur substantial costs and liabilities in the future as a result of stricter environmental and safety laws, regulations and enforcement policies and claims for personal or property damages resulting from Northern Border Pipeline's or Tuscarora's operations. If Northern Border Pipeline or Tuscarora are not able to recover these costs, cash distributions to unitholders could be adversely affected.

Northern Border Pipeline's and Tuscarora's operations are subject to operational hazards and unforeseen interruptions, including natural disasters, adverse weather, accidents or other events beyond their control. A casualty occurrence might result in a loss of equipment or life, as well as injury and extensive property or environmental damage.

18 TC PIPELINES, LP

If we were to lose TransCanada's management expertise, we would not have sufficient stand-alone resources to operate.

We do not presently have sufficient stand-alone management resources to operate without services provided by TransCanada. Further, we would not be able to evaluate potential acquisitions and successfully complete acquisitions without TransCanada's resources.

Risks Inherent in an Investment in the Partnership

We may issue additional securities without the approval of our common unitholders.

Subject to Nasdaq rules, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give our common unitholders the right to approve the issuance of equity securities ranking equal or junior to the common units. The issuance of additional common units or other equity securities of equal rank will have the following effects:

•   the proportionate ownership interest of a common unit will decrease;

•   the amount of cash available for distributions on each unit may decrease;

•   the relative voting strength of each previously outstanding unit may be diminished; and

•   the market price of our common units may decline.

We do not have the same flexibility as other types of organizations to accumulate cash and equity to protect against illiquidity in the future.

Unlike a corporation, our partnership agreement requires us to make quarterly distributions to our unitholders of all available cash reduced by any amounts of reserves for commitments and contingencies, including capital and operating costs and debt service requirements. The value of our units and other limited partner interests may decrease in direct correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may not be able to recapitalize by issuing more equity.

TC PipeLines GP, Inc. and its affiliates have limited fiduciary responsibilities and conflicts of interest with respect to our partnership.

The directors and officers of TC PipeLines GP and its affiliates have duties to manage TC PipeLines GP in a manner that is beneficial to its stockholders. At the same time, TC PipeLines GP has duties to manage our partnership in a manner that is beneficial to us. Therefore, TC PipeLines GP's duties to us may conflict with the duties of its officers and directors to its stockholders. Such conflicts may include, among others, the following:

•   decisions of TC PipeLines GP regarding the amount and timing of asset purchases and sales, cash expenditures, borrowings, issuances of additional common units and reserves in any quarter may affect the level of cash available to pay quarterly distributions to unitholders and TC PipeLines GP;

•   under our partnership agreement, TC PipeLines GP determines which costs incurred by it and its affiliates are reimbursable by us;

•   affiliates of TC PipeLines GP may compete with us in certain circumstances;

•   TC PipeLines GP may limit our liability and reduce our fiduciary duties, while also restricting the remedies available to our unitholders for actions that might, without the limitations, constitute breaches of fiduciary duty. As a result of purchasing our units, you are deemed to consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law; and

•   we do not have any employees and we rely solely on employees of TC PipeLines GP and its affiliates.

2005 ANNUAL REPORT 19

Even if unitholders are dissatisfied, they cannot easily remove TC PipeLines GP.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders did not elect TC PipeLines GP or its directors and will have no right to elect our general partner or its directors on an annual or other continuing basis.

Furthermore, if unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove TC PipeLines GP. TC PipeLines GP may not be removed except upon the vote of the holders of at least 66 2/3% of our outstanding units voting together as a single class.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

TC PipeLines does not hold the right, title or interest in any properties.

Properties of Northern Border Pipeline Company

See Item 1. "Business – Business of Northern Border Pipeline Company" for a description of Northern Border Pipeline's properties, their utilization, and how each property is held.

Properties of Tuscarora Gas Transmission Company

See Item 1. "Business – Business of Tuscarora Gas Transmission Company" for a description of Tuscarora's properties, their utilization, and how each property is held.

Item 3.   Legal Proceedings

TC PipeLines is not currently a party to any material legal proceedings.

On November 1, 2005, Northern Border Pipeline filed a new rate case with the FERC as required by the provisions of the settlement of its 1999 rate case. The rate case filing proposes a 7.8% increase to Northern Border Pipeline's revenue requirement; a change to its rate design approach with a supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; a compressor usage surcharge primarily to recover costs related to powering electric compressors; and the implementation of a short-term rate structure on a prospective basis. The filing also incorporates an overall cost of capital of 10.56% based on a rate of return on equity of 14.20%, an increase in the depreciation rate for transmission plant from 2.25% to 2.84%, the institution of a negative salvage rate of 0.59% and a decrease in billing determinants. Also included in the filing is the continued inclusion of income taxes in the rate calculation. In December 2005, the FERC issued an order that identified the issues raised in the proceeding and accepted the proposed rates but suspended their effectiveness until May 1, 2006, at which time the new rates will be collected subject to refund until final resolution of the rate case. A procedural schedule was established setting a hearing commencement date of October 4, 2006, with an initial decision scheduled for February 2007, unless a settlement of the issues is reached with the FERC and a majority of the customers.

Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline advises that it believes that the resolution of these issues will not have a material adverse impact on its results of operations or financial position.

Tuscarora is not currently a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the year ended December 31, 2005.

20 TC PIPELINES, LP

PART II

Item 5.   Market for Registrant's Common Units and Related Security Holder Matters and Issuer Purchases of Equity Securities

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

	Price Range
			Cash Distributions Declared per unit
	High	Low

2005
First Quarter	$40.60	$35.50	$0.575
Second Quarter	$36.22	$31.20	$0.575
Third Quarter	$35.24	$32.12	$0.575
Fourth Quarter	$34.91	$31.73	$0.575

2004
First Quarter	$36.72	$32.19	$0.550
Second Quarter	$36.82	$29.11	$0.575
Third Quarter	$37.99	$32.19	$0.575
Fourth Quarter	$38.80	$36.69	$0.575

As of February 28, 2006, there were 100 registered holders of common units and approximately 15,000 beneficial owners of common units, including common units held in street name.

The Partnership currently has 17,500,000 common units outstanding, of which 15,464,894 are held by the public, and 2,035,106 are held by TC PipeLines GP. The common units represent an aggregate 98% limited partner interest and the general partner interest represents an aggregate 2% general partner interest in the Partnership.

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

2005 ANNUAL REPORT 21

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

In 2005, the Partnership made cash distributions to unitholders and the general partner that amounted to $43.0 million compared to $41.8 million in 2004. These payments represented $0.575 per unit in each of the four quarters ended September 30, 2005. On February 14, 2006, the Partnership paid a cash distribution of $10.8 million to unitholders and the general partner, representing a cash distribution of $0.575 per unit for the quarter ended December 31, 2005. The distribution was allocated in the following manner: $10.1 million to the holders of common units as of the close of business on January 31, 2006 (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

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

TC PIPELINES, LP

	Year Ended December 31
(millions of dollars, except per unit amounts)
	2005	2004	2003	2002	2001

Income Data
Equity income from investment in Northern Border Pipeline	45.7	50.0	44.5	42.8	42.1
Equity income from investment in Tuscarora	7.5	7.5	5.3	4.7	3.6
General and administrative expenses	(2.0)	(1.9)	(1.7)	(1.5)	(1.2)
Financial charges	(1.0)	(0.5)	(0.1)	(0.5)	(1.0)

Net income	50.2	55.1	48.0	45.5	43.5
Basic and diluted net income per unit	$2.70	$2.99	$2.63	$2.50	$2.40
Units outstanding (millions)	17.5	17.5	17.5	17.5	17.5

Cash Flow Data
Net cash provided by operating activities	50.1	55.2	49.6	52.1	42.9
Distributions paid	43.0	41.8	39.4	37.4	35.2

Balance Sheet Data (at December 31)
Investment in Northern Border Pipeline	274.5	290.1	240.7	242.9	250.1
Investment in Tuscarora	38.9	39.5	39.9	36.7	29.3
Total assets	315.7	332.1	288.1	286.0	288.7
Long-term debt (including current maturities)	13.5	36.5	5.5	11.5	21.5
Partners' equity	301.6	294.9	282.0	273.9	266.7

22 TC PIPELINES, LP

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

As a result of the Partnership's ownership of interests in both Northern Border Pipeline and Tuscarora, the following discusses first the results of operations and liquidity and capital resources of TC PipeLines, then those of each Northern Border Pipeline and Tuscarora in their entirety.

The following discussions of the financial condition and results of operations of the Partnership, Northern Border Pipeline and Tuscarora should be read in conjunction with the financial statements and notes thereto of the Partnership and Northern Border Pipeline included elsewhere in this report (see Item 8. "Financial Statements and Supplementary Data"). For more detailed information regarding the basis of presentation for the following financial information, see the notes to the financial statements of the Partnership and Northern Border Pipeline. As of December 31, 2005, TC PipeLines' interest in Northern Border Pipeline represented approximately 87% of TC PipeLines' total assets and for the year ended December 31, 2005 provided approximately 86% of TC PipeLines' total equity income. All amounts are stated in U.S. dollars.

OVERVIEW

TC PipeLines was formed in 1998 as a Delaware limited partnership. At December 31, 2005, TC PipeLines owned a 30% general partner interest in Northern Border Pipeline. The remaining 70% general partner interest in Northern Border Pipeline is held by Northern Border Partners, a publicly traded limited partnership that is controlled by ONEOK. TransCanada holds a minority general partner interest in Northern Border Partners which entitles it to 12.25% of the voting power of Northern Border Pipeline.

TC PipeLines also owns a 49% general partner interest in Tuscarora. The Partnership acquired this interest from TCPL Tuscarora Ltd., a wholly owned indirect subsidiary of TransCanada, in September 2000. Tuscarora Gas Pipeline Co., a wholly owned subsidiary of Sierra Pacific Resources, holds a 50% general partner interest and TCPL Tuscarora Ltd., an indirect wholly owned subsidiary of TransCanada holds the remaining 1% general partner interest in Tuscarora.

The Partnership's 30% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora represent its only material assets. As a result, the Partnership is dependent upon Northern Border Pipeline and Tuscarora for all of its available cash. Northern Border Pipeline represents approximately 86% of TC PipeLines' total equity income. For an overview discussing the important factors impacting Northern Border Pipeline's business, such as the continued availability of Western Canadian natural gas in the U.S., see "Results of Operations of Northern Border Pipeline Company – Northern Border Pipeline's Business Environment".

RESULTS OF OPERATIONS OF TC PIPELINES, LP

Since the 30% general partner interest in Northern Border Pipeline and the 49% general partner interest in Tuscarora are currently the Partnership's only material sources of income, the Partnership's results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora (see Item 1. "Business – Business of Northern Border Pipeline Company" and "Business – Business of Tuscarora Gas Transmission Company").

Critical Accounting Policies and Estimates

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

2005 ANNUAL REPORT 23

exercise significant influence over its investments in Northern Border Pipeline and Tuscarora as evidenced by its representation on their respective management committees.

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Net income decreased $4.9 million, or 9%, to $50.2 million in 2005, compared to $55.1 million in 2004. The decrease was primarily due to lower equity income from the Partnership's investment in Northern Border Pipeline.

Equity income from the Partnership's investment in Northern Border Pipeline decreased $4.3 million, or 9%, to $45.7 million in 2005 compared to $50.0 million in 2004. The decrease was primarily attributable to lower revenues and higher costs and expenses from Northern Border Pipeline. Northern Border Pipeline's revenues in 2005 were $16.2 million lower compared to 2004 primarily as a result of unsold transportation capacity and discounted transportation rates, partially offset by the sale of bankruptcy claims against Enron and Enron North America. During the second quarter of 2005, contracts for 800 MMcf/d of transportation capacity on the Port of Morgan, Montana to Venture, Iowa portion of Northern Border Pipeline expired and some of this transportation capacity was not sold. To maximize revenue, Northern Border Pipeline discounted transportation rates primarily on a short-term basis and sold most of its remaining capacity in 2005. Partially offsetting this reduction in revenues, Northern Border Pipeline recognized revenue in the amount of $9.4 million related to the sale of its bankruptcy claims against Enron and Enron North America. The net negative impact to TC PipeLines equity income was approximately $2.2 million. In 2004, Northern Border Pipeline recognized revenue of $0.9 million due to an additional day of transportation service because of the leap year. Northern Border Pipeline's costs and expenses were $7.6 million higher in 2005 compared to 2004 as a result of higher operations and maintenance expense of $5.7 million and higher taxes other than income of $1.9 million. The increase in operations and maintenance expense was primarily due to settlement of several outstanding issues related to Enron which reduced Northern Border Pipeline's operations and maintenance expense in 2004. These issues include resolution of Northern Border Pipeline's potential obligation for costs related to the termination of Enron's cash balance plan, the settlement for certain administrative expenses for 2002 and 2003, and an adjustment to its allowance for doubtful accounts related to bankruptcy claims. The impact of the increase in operations and maintenance expense and taxes other than income to TC PipeLines were approximately $2.3 million. Northern Border Pipeline's taxes other than income increased $1.9 million in 2005 compared to the same period in 2004 primarily due to increased tax expense related to Minnesota compressor fuel tax and increased property taxes. Northern Border Pipeline's net interest expense increased $1.3 million in 2005 compared to 2004 due to higher average interest rates on its credit agreement which increased to 5.11% from 1.95%, partially offset by decreased average debt outstanding. Net other income increased $1.6 million in 2005 compared to 2004 primarily due to adjustments to Northern Border Pipeline's allowance for doubtful accounts which increased net other income in 2005. Non-recurring expenses incurred in 2004 related to business development reduced net other income. The net positive impact of these changes to TC PipeLines' equity income is $0.2 million in 2005.

Equity income from the Partnership's investment in Tuscarora remained flat at $7.5 million in 2005 compared to 2004. Costs and expenses decreased $0.5 million in 2005, or 10% compared to 2004 as a result of a $0.4 million decrease in operations and maintenance expense and a $0.1 million decrease in taxes other than income. The decrease in operations and maintenance expense was primarily due to the renegotiation of lower rates for maintenance contracts in 2005. The impact of these decreases in Tuscarora's cost and expenses to TC PipeLines' equity income is approximately $0.2 million. Tuscarora's interest expense decreased $0.3 million, or 5% in 2005 compared to 2004 primarily due to lower average debt outstanding. Tuscarora's other income decreased $0.6 million, or 80% in 2005 compared to 2004. The decrease was primarily due to a one-time income item received in 2004 related to the termination of Tuscarora's 2005 expansion. A joint settlement agreement was filed and approved by the FERC allowing Tuscarora to withdraw its application for the proposed 2005 expansion facilities and released the 2005 expansion customers from their contractual commitments.

The Partnership recorded general and administrative expenses of $2.0 million and $1.9 million in 2005 and 2004, respectively.

24 TC PIPELINES, LP

The Partnership recorded financial charges of $1.0 million and $0.5 million in 2005 and 2004, respectively. The increase was due to both higher average interest rates and higher average debt balances.

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Net income increased $7.1 million, or 15%, to $55.1 million in 2004, compared to $48.0 million in 2003. The increase is primarily due to higher equity income from the Partnership's investments in Northern Border Pipeline and Tuscarora.

Equity income from the Partnership's investment in Northern Border Pipeline increased $5.5 million, or 12%, to $50.0 million in 2004 compared to $44.5 million for 2003. Northern Border Pipeline's revenues for 2004 were higher than in 2003. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity. The leap year in 2004 added an additional day of transportation service, which also contributed to the increase in 2004. A condition of Northern Border Pipeline's previous rate case settlement required Northern Border Pipeline to share new service revenue with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize additional revenue in 2004. These factors increased the Partnership's 2004 equity income by $1.5 million. Operations and maintenance expense decreased in 2004 compared to the same period last year primarily due to the resolution of costs related to the termination of Enron's cash balance plan in 2003. Additionally in 2004, Northern Border Pipeline settled certain administrative expenses for 2002 and 2003. In addition, an adjustment to Northern Border Pipeline's allowance for doubtful accounts related to bankruptcy claims against Enron also contributed to the decrease in operations and maintenance expense. Northern Border Pipeline's interest expense was lower in 2004 compared to 2003 primarily due to a decrease in average debt outstanding as a result of equity contributions from its partners.

Equity income from the Partnership's investment in Tuscarora increased $2.2 million, or 42%, to $7.5 million in 2004, compared to $5.3 million in 2003. Tuscarora's revenues increased primarily due to incremental revenues from long-term firm transportation contracts, which commenced in 2003, related to the 2002 expansion, increasing the Partnership's equity income from Tuscarora by $1.4 million. Operations and maintenance expense and depreciation expense were lower during 2004 compared to 2003 primarily due to lower engineering and operations expenses and a lower depreciation rate applied to compressor equipment. The combined effect of these decreased expenses increased the Partnership's equity income from Tuscarora by $0.2 million. In addition, lower interest expense during 2004 compared to the same period last year is primarily due to a decrease in average debt outstanding. Tuscarora's other income was higher due to the recognition of a one-time settlement payment in 2004 related to the termination of the 2005 expansion. A joint settlement agreement filed and approved by the FERC allowed Tuscarora to withdraw its application for the proposed 2005 expansion facilities and released the 2005 expansion shippers from their contractual commitments. The 2005 expansion shippers extended the terms of certain of their existing contracts with Tuscarora which effectively increased the average contract life to approximately 12.6 years. The effect of lower interest expense and higher other income resulted in $0.6 million increase in the Partnership's equity income in 2004.

The Partnership had general and administrative expenses of $1.9 million and $1.7 million in 2004 and 2003, respectively. The increase in 2004 was primarily due to professional fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and higher employee benefits and overhead costs incurred in 2004 compared to the same period in 2003.

The Partnership recorded financial charges of $0.5 million and $0.1 million in 2004 and 2003, respectively. This increase is primarily due to both increases in average debt outstanding and average interest rates. During 2004, the Partnership increased its net borrowings under its credit facilities by $31.0 million, which were used primarily to finance its equity contributions to Northern Border Pipeline. In aggregate, the Partnership made equity contributions of $61.5 million to Northern Border Pipeline in 2004.

2005 ANNUAL REPORT 25

LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES, LP

Overview

The Partnership's principal sources of liquidity include cash generated from operating activities and its bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions primarily with operating cash flow.

Cash Distribution Policy of TC PipeLines

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

Conversion of Subordinated Units

All 2,809,306 subordinated units originally issued to the general partner have converted pursuant to and in accordance with the terms of the partnership agreement in one-third increments on August 1, 2002, August 1, 2003 and July 30, 2004. As a result, the subordination period has terminated.

General

On January 20, 2006, the board of directors of the general partner declared the Partnership's 2005 fourth quarter cash distribution. The fourth quarter cash distribution, which was paid on February 14, 2006 to unitholders of record as of January 31, 2005, totaled $10.8 million and was paid in the following manner: $10.1 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the of incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Summary of Certain Contractual Obligations

	Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Revolving Credit Facility	13.5	13.5	–	–	–

Total	13.5	13.5	–	–	–

26 TC PIPELINES, LP

Debt and Credit Facilities

On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bore interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25%. The purpose of the TransCanada Credit Facility was to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. At December 31, 2005 and December 31, 2004, the Partnership had nil and $6.5 million borrowings outstanding, respectively, under the TransCanada Credit Facility. The interest rate on the TransCanada Credit Facility at December 31, 2004 was 3.75%. On February 22, 2005, the Partnership repaid in full its $6.5 million outstanding balance on the TransCanada Credit Facility. On July 31, 2005, the TransCanada Credit Facility expired and was not renewed as there were no anticipated drawings required under the facility.

On February 28, 2006 the Partnership renewed a $20.0 million, previously $30.0 million, unsecured credit facility (Revolving Credit Facility) with JPMorgan Chase Bank, NA, as administrative agent. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 0.75% or 1.00% if total debt is greater than or equal to 15% of capitalization, or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on February 27, 2007. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. The Revolving Credit Facility requires that the Partnership's total debt, as of the last day of any fiscal quarter, to be no more than the lesser of (i) 35% of capitalization as at the last day of such fiscal quarter, or (ii) 2.5 times the consolidated adjusted EBITDA (net income plus interest expense and cash distributions less equity earnings) for the period consisting of such fiscal quarter and the three preceding fiscal quarters. At December 31, 2005, the Partnership was in compliance with its financial covenants. In 2005, the Partnership repaid $16.5 million on the Revolving Credit Facility. The Partnership had $13.5 million and $30.0 million outstanding under the Revolving Credit Facility at December 31, 2005 and 2004, respectively. The interest rate on the Revolving Credit Facility averaged 4.40% and 2.76% for the years ended December 31, 2005 and 2004, respectively and at December 31, 2005 and 2004, the interest rate was 5.62% and 3.72%, respectively.

Equity Contributions

In January, May and December 2004, the Partnership made its share of equity contributions to Northern Border Pipeline in the amount of $19.5 million, $19.5 million and $22.5 million, respectively. The equity contribution that the Partnership made to Northern Border Pipeline in December 2004 reduces the previously approved 2007 equity cash call from $90 million to $15 million, of which the Partnership's share will be $4.5 million.

In August 2005, the Partnership made its share of an equity contribution to Tuscarora in the amount of $0.3 million for construction of the Barrick Lateral that went into service June 2005.

Cash Flows from Operating, Investing and Financing Activities

Operating Activities

Cash flows provided by operating activities decreased $5.1 million, or 9%, in 2005 compared to 2004. The decrease was primarily due to lower equity income from Northern Border Pipeline. The decrease in equity income was primarily due to lower revenues and higher operations and maintenance expense from Northern Border Pipeline in 2005. Partially offsetting this decrease was the sale of Northern Border Pipeline's bankruptcy claims against Enron and Enron North America.

2005 ANNUAL REPORT 27

Cash flows provided by operating activities increased $5.6 million, or 11% in 2004 compared to 2003. The increase was primarily due to higher equity income from Northern Border Pipeline and Tuscarora in 2004.

Investing Activities

In 2004, aggregate return of capital from Northern Border Pipeline and Tuscarora was $16.0 million compared to $12.1 million in 2004. The increase was primarily due to Northern Border Pipeline's higher third quarter earnings that were due to the recognition of revenue of $9.4 million related to the sale of bankruptcy claims against Enron and Enron North America. Tuscarora's return of capital included a one-time settlement payment that was received in the fourth quarter of 2004 related to the termination of Tuscarora's 2005 expansion. Cash used for investing activities decreased 68% in 2005 compared to 2004. In 2005, the Partnership made a $0.3 million equity contribution to Tuscarora for construction of the Barrick Lateral compared to equity contributions of $61.5 million, representing the Partnership's share of equity contributions made to Northern Border Pipeline. These cash calls in 2004 represent the Partnership's 30% share of two $65 million cash calls issued by Northern Border Pipeline to its partners in January and May of 2004 and its 30% share of a $75 million cash call issued by Northern Border Pipeline to its partners in December 2004. In 2003, the Partnership made an equity contribution to Tuscarora of $4.1 million.

In 2004, cash used for investing activities increased $46.3 million compared to 2003, due to the three cash calls issued by Northern Border Pipeline in 2004.

Financing Activities

Cash used for financing activities in 2005 increased by $55.2 million to $66.0 million compared to 2004. The Partnership paid cash distributions of $43.0 million in 2005 compared to $41.8 million in 2004. The increase is primarily due to an increase in the Partnership's quarterly cash distribution from $0.55 per unit to $0.575 per unit beginning in the second quarter of 2004. In 2005 and 2004, the Partnership repaid $23.0 million and $6.0 million, respectively, on its Revolving Credit Facility.

Cash provided by financing activities in 2004 consisted primarily of $37.0 million in borrowings by the Partnership on its Revolving Credit Facility. In 2003, the Partnership repaid $6.0 million on its Revolving Credit Facility.

Capital Requirements

To the extent TC PipeLines has additional capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions in 2006, TC PipeLines expects to finance these requirements with operating cash flows, debt and/or equity.

Outlook

As previously approved by Northern Border Pipeline's management committee, it had unanimously agreed equity cash calls were to be issued to its partners in the total amount of $130 million (TC PipeLines' share was $39 million) in early 2004, and $90 million (TC PipeLines' share was $27 million) in 2007. On December 22, 2004, Northern Border Pipeline made an additional cash call of $75 million (TC PipeLines' share was $22.5 million). The $75 million cash call will reduce the previously approved 2007 cash call from $90 million to $15 million; the Partnership's 30% share is $27 million and $4.5 million, respectively.

On February 14, 2006, the Partnership announced it had entered into an agreement with Northern Border Partners to acquire an additional 20% general partnership interest in Northern Border Pipeline for $300 million plus up to $10 million in transaction costs payable to a subsidiary of TransCanada. The Partnership will also indirectly assume approximately $120 million of debt of Northern Border Pipeline. The acquisition cost is subject to certain closing adjustments. The transaction is effective as of December 31, 2005 and is expected to close in the second quarter of 2006, subject to regulatory approvals and the completion of related transactions and other closing conditions. On closing, the Partnership's interest in Northern Border Pipeline will increase to 50% from 30%.

The Partnership will initially fund the transaction at closing through a bridge loan facility and intends to refinance the bridge loan with a combination of equity and debt.

28 TC PIPELINES, LP

In connection with this transaction, in early 2007 a subsidiary of TransCanada will become the operator of Northern Border Pipeline, which is currently operated by Northern Plains Natural Gas Company (Northern Plains).

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

Overview

Northern Border Pipeline is a Texas general partnership formed in 1978. Northern Border Partners owns a 70% general partner interest and TC PipeLines ILP owns the remaining 30%. Northern Border Pipeline provides natural gas transportation services and is a leading transporter of natural gas imported from Canada to the U.S.

Operating revenue is derived from transportation contracts under a FERC-regulated tariff. Customers with firm service transportation agreements pay a fee known as a demand charge to reserve pipeline capacity, regardless of use, for the term of their contracts. Firm service transportation customers also pay a fee known as a commodity charge that is based on the volume of natural gas they transport. Customers with interruptible service transportation agreements may utilize available capacity on Northern Border Pipeline after firm service transportation requests are satisfied. Interruptible service customers are assessed a commodity charge only. In 2005, 97% of Northern Border Pipeline's revenues were derived from demand charges.

Information about Northern Border Pipeline's business, properties and strategy can be found under Item 1, "Business – Business of Northern Border Pipeline Company".

Business Environment

A healthy long-term natural gas supply outlook is critical for Northern Border Pipeline's operations. Western Canada supply trends are particularly important to Northern Border Pipeline because approximately 85% of the natural gas it transports is produced in the Western Canada Sedimentary Basin. Northern Border Pipeline estimates that its pipeline transported approximately 20% of Canada's natural gas export volume in 2005. In 2005, Canadian natural gas supplies available for export were relatively flat compared with prior years.

Canadian natural gas supplies available for export could be impacted by the development of oil sand reserves due to increased natural gas consumption associated with production. Increased production of crude oil from oil sand reserves in Canada could reduce natural gas available for export to the U.S. if production and the related demand for natural gas are significantly greater than supply growth. Despite this possibility, Northern Border Pipeline anticipates that Canadian natural gas supplies available for export in 2006 will be similar to 2005. Once new pipeline projects associated with the Mackenzie Delta in Northern Canada and Alaska are constructed, Northern Border Pipeline could have access to new supply sources.

Northern Border Pipeline serves natural gas markets in the Midwestern U.S. and provides its customers with access to the Chicago market area, which is the third largest market area hub in North America. Although domestic demand for natural gas is expected to remain near 2005 levels in 2006, relatively high prices may significantly impact natural gas supply and demand. Strong natural gas prices may lead to increased production, supply source and market competition, and demand destruction and volatility.

Supply competition from other sources of natural gas can adversely impact demand for transportation on Northern Border Pipeline. New supply from the Rocky Mountain region transported by a competitor impacted demand for

2005 ANNUAL REPORT 29

service on Northern Border Pipeline at certain times during 2005 and will continue to put pressure on it when market demand is light. In September 2005, Kinder Morgan Energy Partners, L.P. (Kinder Morgan) and Sempra Pipelines & Storage proposed to construct a natural gas pipeline that would transport natural gas from the Rocky Mountain region to the upper Midwestern and Eastern U.S. In February 2006, Kinder Morgan announced that the 1,800 MMcf/d, 1,323-mile Rockies Express Pipeline was fully subscribed. The proposed project's interim service to the Mid-Continent region, anticipated to begin in late 2008, may adversely impact the value of transportation service on Northern Border Pipeline which serves the Midwestern U.S. markets.

Temperatures in the U.S. were above normal averages from December 2004 through November 2005, according to the National Oceanic and Atmospheric Administration National Climate Data Center. During the first half of 2005, the market responded by increasing natural gas storage injection activity which resulted in natural gas in storage at levels greater than the five-year average. With ample natural gas already in storage and the U.S. experiencing higher than normal summer temperatures during the third quarter of 2005, demand for Canadian natural gas increased to meet demand for electricity. In addition, demand for transportation capacity from the Chicago market area increased as a result of decreased production in the Gulf Coast region due to infrastructure disruptions following Hurricanes Katrina and Rita. December 2005 began with unusually cold conditions across the U.S. that retreated in the last two weeks of the year and above normal temperatures resumed in January 2006.

Natural gas storage is essential to balance natural gas supply with temperature-driven seasonal demand. As the market gains the ability to better align its demand with supply by utilizing natural gas storage, Northern Border Pipeline anticipates demand for transportation services will become increasingly volatile. With new Canadian storage projects expected to go in service during 2006, Northern Border Pipeline anticipates that increased storage may reduce demand for its transportation capacity during the spring and early summer months and increase demand during the winter months.

Year in Review

In 2005, net income of $152.2 million was lower than 2004 net income by 9% primarily due to decreased demand for transportation capacity. During the second quarter of 2005, increased storage injection activity of Canadian natural gas negatively impacted demand for Northern Border Pipeline's firm service transportation when several contracts expired. In order to maximize revenue, Northern Border Pipeline discounted transportation rates primarily on a short-term basis. As Western Canadian working gas in storage rose to high levels and summer temperatures were higher than normal, demand for Northern Border Pipeline's transportation capacity also increased. While Northern Border Pipeline anticipates that demand for transportation capacity in 2006 will be similar to 2005 demand based on its expectations of Canadian natural gas supply and demand for natural gas in the Midwestern U.S., the level of discounting in the future may vary from 2005 depending upon transient market conditions, which are difficult to predict.

The outcome of Northern Border Pipeline's rate case filed in November 2005 could have a significant impact on its financial results because the resulting tariff will specify the maximum rates it can charge its customers for natural gas transportation service. In December 2005, the FERC identified the issues raised in the proceeding and accepted the proposed rates but suspended their effectiveness until May 1, 2006. At that time, Northern Border Pipeline will collect the new rates, which will be subject to refund until final resolution of the rate case following hearings conducted by the FERC or by settlement. A change in Northern Border Pipeline's rates will not affect earnings until final resolution with the FERC staff and a majority of its customers is reached and subsequently approved by the FERC, which may not occur until 2007.

Northern Border Pipeline continues to seek internal growth opportunities to expand its business. Northern Border Pipeline commenced construction on its Chicago III Expansion Project in 2005. In September, the FERC issued a certificate of public convenience and necessity for the project which will increase Northern Border Pipeline's transportation capacity from Harper, Iowa to the Chicago market area by 130 MMcf/d to 974 MMcf/d. The additional capacity is fully subscribed for five and one-half years to ten years. The Chicago III Expansion Project is expected to be in service in April 2006.

30 TC PIPELINES, LP

During 2005, several events marked the end of Northern Border Pipeline's relationship with Enron. In May, Northern Border Partners' transition from CCE Holdings, through which Enron provided certain services to ONEOK, was completed. In June, Northern Border Pipeline sold its unsecured claims against Enron and Enron North America to a third party, which sale is reflected in its operating results. In addition, Enron was the grantor of the Enron Gas Pipeline Employee Benefit Trust (Trust), which when taken together with the Enron Corp. Medical Plan for Inactive Participants (Medical Plan) constituted a "voluntary employees' beneficiary association" or VEBA under the Internal Revenue Code. The Trust was established as a result of a regulatory requirement for the inclusion of certain costs for post-employment medical benefits in the rates established for the affected pipelines, including Northern Border Pipeline. In 2002, Enron began the necessary steps to partition the assets of the Trust and the related liabilities of the Medical Plan among all of the participating employers of the Trust, including Northern Plains, and requested the enrolled actuary to prepare an analysis and recommendation for the allocation of the Trust's assets and associated liabilities. In June 2005, Enron filed an amended motion in bankruptcy court seeking approval to terminate the Trust and to distribute its assets among certain identified companies. If Enron's relief is granted as requested, Northern Plains would assume retiree benefit liabilities, estimated as of November 17, 2004, of approximately $2.3 million and Trust assets of approximately $1.7 million. Northern Natural Gas Company, a participating employer of the Trust through June 30, 2002, along with other parties filed a motion alleging that the allocation of assets and liabilities of the Trust should be decided in a pending lawsuit filed in the U.S. District Court for the District of Nebraska and not in bankruptcy court. The lawsuit filed in Nebraska was dismissed.

On February 14, 2006, Northern Border Pipeline's general partners entered into a Partnership Interest Purchase and Sale Agreement (PIPA) dated as of December 31, 2005, under which Northern Border Partners agreed to sell a 20% partnership interest in Northern Border Pipeline to TC PipeLines for $300 million and the assumption of certain liabilities and obligations. The PIPA contains customary and other closing conditions that, if not satisfied or waived, would result in the sale not occurring. Upon closing the sale of the 20% partnership interest, several things will occur, including: Northern Border Pipeline's general partners will amend its partnership agreement to modify certain governance and operating terms; TC PipeLines will appoint a new Management Committee chairman and other members of the Management Committee may change; Northern Border Pipeline will enter into a pipeline operating agreement with an affiliate of TC PipeLines, under which the affiliate of TC PipeLines will become its operator, effective April 1, 2007; Northern Border Pipeline's current operator, Northern Plains or one of its affiliates, will enter into a transition services agreement with TransCanada or one of its affiliates; and Northern Border Pipeline will adopt certain changes to its cash distribution policy relating to financial ratio targets and capital contributions.

The natural gas industry continues to be a critical component of the energy infrastructure in the U.S. Northern Border Pipeline's commitment to providing safe, cost-effective and reliable natural gas transportation service will continue to be the foundation upon which it will strive to grow its businesses and provide consistent cash flow to its partners.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires Northern Border Pipeline to make estimates and assumptions, with respect to values or conditions which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although Northern Border Pipeline advises that it believe these estimates are reasonable, actual results could differ from its estimates. The following summarizes Northern Border Pipeline's critical accounting estimates, which should be read in conjunction with Northern Border Pipeline's Note 2 of their Financial Statements.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that their carrying amount may exceed their fair value. Northern Border Pipeline assesses its long-lived assets for impairment based on Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting

2005 ANNUAL REPORT 31

for the Impairment or Disposal of Long-Lived Assets." Fair values are based on the sum of the undiscounted future cash flow expected to result from the use and eventual disposition of the assets. If the undiscounted future cash flow is less than the carrying value of the asset, Northern Border Pipelines calculates an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which is based on future discounted cash flow. If Northern Border Pipeline recognizes an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Northern Border Pipeline will prepare a fair value analysis when events or changes in circumstances indicate that the carrying amount of its long lived assets may exceed the fair value. Northern Border Pipeline's management reviews its assets at the end of each reporting period to determine if any events that would trigger asset impairment have occurred. This type of analysis requires Northern Border Pipeline to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. Northern Border Pipeline's assumptions and estimates are based on its current business strategy, taking into consideration present industry and economic conditions as well as its analysis of future expectations. Using the impairment review methodology described herein, Northern Border Pipeline determined there was no asset impairment in 2005.

If actual results differ from Northern Border Pipeline's assumptions and judgments used in estimating future cash flow and asset fair values, Northern Border Pipeline may be exposed to impairment losses that could be material to its results of operations.

Regulatory Assets

Northern Border Pipeline's accounting policies conform to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Border Pipeline considers several factors to evaluate its continued application of the provisions of SFAS No. 71 such as potential deregulation of its pipeline; anticipated changes from cost-based ratemaking to another form of regulation; increasing competition that limits its ability to recover costs; and regulatory actions that limit rate relief to a level insufficient to recover costs. Certain assets that result from the ratemaking process are reflected on Northern Border Pipeline's balance sheet as regulatory assets. If Northern Border Pipeline determines future recovery of these assets is no longer probable as a result of discontinuing application of SFAS No. 71 or other regulatory actions, it would be required to write off the regulatory assets at that time. As of December 31, 2005, Northern Border Pipeline reflected regulatory assets of $13.9 million that it expects to recover from its customers over varying time periods up to 44 years.

Contingencies

Northern Border Pipeline's accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental liabilities. Northern Border Pipeline accrues these contingencies when its assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated in accordance with SFAS No. 5, "Accounting for Contingencies." Northern Border Pipeline bases its estimates on currently available facts and its estimates of the ultimate outcome or resolution. Actual results may differ from Northern Border Pipeline's estimates resulting in an impact, positive or negative, on earnings.

Results of Operations

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Net income decreased $14.5 million, or 9%, in 2005 compared with 2004 primarily as a result of unsold transportation capacity, and discounted transportation rates, increased operations and maintenance expense and taxes other than income, partially offset by the sale of bankruptcy claims against Enron and Enron North America.

Operating revenue decreased $7.4 million in 2005 compared with 2004. During the second quarter, contracts for 800 MMcf/d of transportation capacity on the Port of Morgan, Montana to Ventura, Iowa portion of Northern Border Pipeline expired. Some of this firm transportation capacity was not sold. To maximize revenue, Northern Border

32 TC PIPELINES, LP

Pipeline discounted transportation rates primarily on a short-term basis and sold most of its remaining capacity in 2005. Revenue from firm service transportation decreased $16.2 million as a result of uncontracted and discounted capacity. Partially offsetting this decrease, Northern Border Pipeline recognized revenue of $9.4 million from the sale of its bankruptcy claims for transportation contracts and associated guarantees against Enron and Enron North America. In 2004, Northern Border Pipeline recognized revenue of $0.9 million due to an additional day of transportation service because of the leap year.

Operations and maintenance expense increased $5.7 million in 2005 compared with 2004 primarily due to the settlement or anticipated settlement of several outstanding issues related to Enron which reduced expenses in 2004. The resolution of Northern Border Pipeline's potential obligation for costs related to the termination of Enron's cash balance plan, the settlement for certain administrative expenses for 2002 and 2003, and an adjustment to allowance for doubtful accounts related to bankruptcy claims reduced expenses by $5.9 million in 2004.

Taxes other than income increased $2.0 million in 2005 compared with 2004 due to increased tax expense related to Minnesota compressor fuel tax and increased property taxes. In July 2005, the Minnesota legislature passed an omnibus tax bill, which included a provision restoring sales tax on pipeline fuel and equipment purchases that had been struck down by the Minnesota Supreme Court in 2002. The provision became effective for purchases made after July 31, 2005. As a result, Northern Border Pipeline is taxed on the value of the gas provided in-kind and used in the operation of its compressor stations.

Interest expense increased $1.3 million in 2005 compared with 2004 as a result of higher average interest rates partially offset by decreased average debt outstanding.

Net other income increased $1.6 million in 2005 compared with 2004 primarily due to adjustments to allowance for doubtful accounts which increased net other income in 2005. Non-recurring expenses incurred in 2004 related to business development reduced net other income.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Net income increased $18.6 million, or 13%, in 2004 compared with 2003 primarily as a result of increased revenue, decreased operations and maintenance expense, and decreased interest expense.

Operating revenue increased $4.9 million in 2004 compared with 2003 as a result of expired regulatory conditions under Northern Border Pipeline's previous rate case settlement which enabled it to generate and retain $2.0 million from the sale of short-term firm capacity and $2.0 million from new service revenue. Northern Border Pipeline also recognized revenue of $0.9 million due to an additional day of transportation service because of the leap year.

Operations and maintenance expense decreased $10.0 million in 2004 compared with 2003 primarily due to the resolution of Northern Border Pipeline's costs related to the termination of Enron's cash balance plan of $3.1 million. When compared with the impact of the charges recorded in 2003, this represented a $6.2 million decrease in expense between 2004 and 2003. In addition, the settlement for certain administrative expenses for 2002 and 2003 of $1.7 million and an adjustment to allowance for doubtful accounts related to Northern Border Pipeline's bankruptcy claims of $1.1 million reduced expenses in 2004.

Interest expense decreased $3.5 million in 2004 compared with 2003 due to decreased average debt outstanding as a result of equity contributions from Northern Border Pipelines' partners that were used to repay outstanding indebtedness.

LIQUIDITY AND CAPITAL RESOURCES OF NORTHERN BORDER PIPELINE COMPANY

Overview

Northern Border Pipeline's principal sources of liquidity include cash generated from operating activities and bank credit facilities. Northern Border Pipeline funds its operating expenses, debt service and cash distributions to partners primarily with operating cash flow.

2005 ANNUAL REPORT 33

Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, issuance of senior unsecured notes or equity contributions from Northern Border Pipelines' partners. Northern Border Pipeline's ability to access capital markets for debt under reasonable terms depends on its financial condition, credit ratings and market conditions.

Northern Border Pipeline advises that it believes that its ability to obtain financing at reasonable rates and its history of consistent cash flow from operating activities provide a solid foundation to meet its future liquidity and capital resource requirements.

Short-Term Liquidity

Northern Border Pipeline uses cash from operating activities, bank credit facilities and equity contributions from its partners as its primary source of short-term liquidity.

Credit Facility

In May 2005, Northern Border Pipeline entered into a $175 million five-year revolving credit agreement with certain financial institutions. Under this agreement, Northern Border Pipeline borrowed $29 million to pay the outstanding balance on its existing $175 million revolving credit agreement and terminated that agreement. Northern Border Pipeline may select the lender's base rate or the LIBOR plus a spread that is based on its long-term unsecured debt rating as the interest rate on the loan. Northern Border Pipeline is required to comply with certain financial, operational and legal covenants, including the maintenance of Northern Border Pipeline's EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense ratio of greater than 3 to 1 and a debt to its adjusted EBITDA (EBITDA adjusted for proforma operating results of acquisitions made during the year) ratio of no more than 4.5 to 1. If Northern Border Pipeline consummates one or more acquisitions that exceed $25 million in total purchase price, the allowable ratio of debt to adjusted EBITDA is increased to 5 to 1 for two calendar quarters following the acquisition. If Northern Border Pipeline breaches any of these covenants, the amount outstanding may become due and payable immediately.

The fair value of Northern Border Pipeline's variable rate debt is approximately the carrying value since the interest rates are periodically adjusted to reflect current market conditions. As of December 31, 2005, Northern Border Pipeline's outstanding borrowings under its credit agreement were $27 million and it was in compliance with the covenants of its agreement. The average interest rate on Northern Border Pipeline's debt at December 31, 2005, was 5.11%.

Equity Contributions

In January, May and December 2004, Northern Border Pipeline received equity contributions from its partners in the amounts of $65 million, $65 million and $75 million, respectively, to repay existing bank debt. The $75 million equity contribution in December 2004 reduces the previously approved 2007 equity cash call from $90 million to $15 million.

Long-Term Financing

Debt Securities

Northern Border Pipeline periodically issues long-term debt securities to meet its capital resource requirements. All of Northern Border Pipeline's outstanding debt securities are senior unsecured notes with similar terms except for interest rates, maturity dates and prepayment premiums.

Northern Border Pipeline's senior notes issuances of $150 million due in 2007, $200 million due in 2009 and $250 million due in 2021 are borrowed at fixed interest rates of 6.25%, 7.75% and 7.50%, respectively. Northern Border Pipeline intends to maintain the current schedule of maturities, which will result in no gains or losses on their respective repayments. The indentures of the notes do not limit the amount of unsecured debt Northern Border Pipeline may incur but contain material financial covenants, including the restriction of secured indebtedness. In 2004, Northern Border Pipeline redeemed $75 million of the $225 million principal amount outstanding of its senior notes due in 2007. At December 31, 2005, the aggregate fair value of Northern Border Pipeline's senior notes was

34 TC PIPELINES, LP

approximately $637 million. In 2005, interest expense related to Northern Border Pipeline's senior notes was $43.6 million.

Cash Flow From Operating, Investing and Financing Activities

Operating Activities

Cash provided by operating activities was flat year over year. In 2005, cash inflows increased as a result of sale of bankruptcy claims against Enron and Enron North America and decreased payment in 2005 compared with 2004 related to Northern Border Pipeline's settlement with respect to right-of-way lease and taxation issues with the Fort Peck Tribes. Northern Border Pipeline paid the Fort Peck Tribes $7.4 million as part of the settlement in 2004 and an option payment of approximately $1.5 million in 2005. These increases were offset by decreased revenue as a result of unsold and discounted transportation capacity and increased interest expense in 2005.

Cash provided by operating activities increased $12.9 million, or 7%, in 2004 compared with 2003 due to higher operating revenue and lower interest expense partially offset by Northern Border Pipeline's initial payment of $7.4 million in 2004 related to the settlement with respect to right-of-way lease and taxation issues with the Fort Peck Tribes.

Investing Activities

Cash used for investing activities increased significantly in 2005 compared with 2004 due to increased capital expenditures in 2005. Northern Border Pipeline funds its investing activities primarily with operating cash and borrowings on its credit facilities. In 2005 and 2004, maintenance and growth capital expenditures were as follows:

Capital Expenditures (millions of dollars)	2005	2004

Maintenance	18.3	12.6
Growth	10.3	(2.0)

Total	28.6	10.6

Maintenance expenditures increased $5.8 million in 2005 compared with 2004 primarily due to pipeline replacements and compressor station overhauls. Growth expenditures increased $12.3 million in 2005 compared with 2004 primarily due to spending related to the Chicago III Expansion Project.

In 2004, cash reimbursements related to pipeline interconnections more than offset growth capital expenditures, resulting in a net cash inflow of $2.0 million. Maintenance expenditures were primarily related to compressor overhauls.

Financing Activities

Cash provided by financing activities was $176.2 million in 2005 compared with $204.0 million in 2004. In 2005, borrowings under Northern Border Pipeline's revolving credit agreement were used primarily to repay the amount borrowed under its previously existing credit agreement. Total borrowings were $136.0 million and total repayments were $109.0 million. Northern Border Pipeline paid cash distributions of $202.9 million to its partners in 2005.

In 2004, Northern Border Pipeline borrowed $107.0 million under its credit agreement and received equity contributions of $205 million from its partners. Northern Border Pipeline also terminated interest rate swap agreements with a total notional amount of $225 million and received $7.6 million. Northern Border Pipeline used borrowings and equity contributions to repay $313.0 million of debt, which included the $75.0 million redemption of Northern Border Pipeline's senior notes due in 2007 and the related $4.8 million premium. In 2004, Northern Border Pipeline's Management Committee approved a change to its cash distribution policy to equal 100% of its distributable cash flow based on earnings before interest, taxes, depreciation and amortization less interest expense and maintenance capital expenditures which increased distributions to its partners by $51.7 million compared with 2003.

2005 ANNUAL REPORT 35

In 2003, Northern Border Pipeline borrowed $142.0 million under its credit agreement and repaid $165.0 million of debt.

Capital Expenditures

Northern Border Pipeline will continue to make capital expenditures for maintenance and growth activities. Northern Border Pipeline intends to finance half of its future growth capital expenditures with equity contributions from its partners.

In 2006, Northern Border Pipeline expects to invest approximately $11 million and $12 million for maintenance and growth capital expenditures, respectively. Northern Border Pipeline's growth capital expenditure includes approximately $10 million related to the Chicago III Expansion Project.

Commitments

Contractual Obligations

Northern Border Pipeline's contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2005, include the following:

	Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

6.25% senior notes due 2007	150.0	–	150.0	–	–
7.75% senior notes due 2009	200.0	–	–	200.0	–
7.50% senior notes due 2021	250.0	–	–	–	250.0
Credit Agreement due 2010	27.0		–	27.0	–
Interest payments on long-term debt	364.5	43.8	71.9	48.0	200.8
Operating Leases	77.0	2.5	5.0	4.7	64.8

Total	1,068.5	46.3	226.9	279.7	515.6

Operating Leases – Northern Border Pipeline is required to make future minimum payments for office space and rights-of-way under non-cancelable operating leases.

Cash Distributions

Distributions to partners are made on a pro rata basis according to each partner's capital account balance approximately one month following the end of the quarter. Northern Border Pipeline's Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, Northern Border Pipeline's cash distribution policy requires the unanimous approval of Northern Border Pipeline's Management Committee.

Northern Border Pipeline's Management Committee changed its cash distribution policy effective in January 2004 to distribute 100% of the distributable cash flow based on earnings before interest, taxes, depreciation and amortization less interest expense and maintenance capital expenditures. Upon closing the sale of the 20% partnership interest, Northern Border Pipeline will adopt certain changes to its cash distribution policy related to financial ratio targets and capital contributions in 2007. Additional information is included under Item 1. "Business – Business of Northern Border Pipeline – Recent Developments."

On February 1, 2006, a cash distribution of approximately $45.0 million was declared and paid for the fourth quarter of 2005.

36 TC PIPELINES, LP

Contingencies

Legal

On November 1, 2005, as required by the provisions of the settlement of Northern Border Pipeline's 1999 rate case, it filed a rate case with the FERC. Information about the rate case is included under Item 3, "Legal Proceedings."

Environmental

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

The discussion and analysis of Tuscarora's financial condition and operations are based on Tuscarora's financial statements, which were prepared in accordance with GAAP. The following discussion and analysis should be read in conjunction with Note 4 – Investment in Tuscarora, Notes to the Financial Statements.

Overview

Tuscarora is a Nevada general partnership formed in 1993. Its general partners are TC Tuscarora ILP, a direct subsidiary of TC PipeLines, which holds a 49% general partner interest, Tuscarora Gas Pipeline Co., a wholly owned subsidiary of Sierra Pacific Resources, which holds a 50% general partner interest and TCPL Tuscarora Ltd., an indirect wholly owned subsidiary of TransCanada, which holds the remaining 1% general partner interest in Tuscarora.

Tuscarora owns a 240-mile, 20-inch diameter, U.S. interstate pipeline system that originates at an interconnection point with existing facilities of Gas Transmission Northwest Corporation, a wholly-owned subsidiary of TransCanada, near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada. The Tuscarora pipeline system terminates near Wadsworth, Nevada. Deliveries are also made directly to the local gas distribution system of Sierra Pacific Power, a subsidiary of Sierra Pacific Resources. Along its route, deliveries are made in Oregon, northern California and northwestern Nevada.

The Tuscarora pipeline system was constructed in 1995 and was placed into service in December 1995. In January 2001, Tuscarora completed construction of the Hungry Valley lateral, a 14-mile, 16-inch pipeline extension that serves as Tuscarora's second connection into Reno, Nevada. On December 1, 2002, Tuscarora completed and placed into service another expansion of its pipeline system. The 2002 Tuscarora expansion consisted of two compressor stations and an 11-mile pipeline extension from a point near the previous terminus of the Tuscarora pipeline system near Reno, Nevada to Wadsworth, Nevada. The expansion increased Tuscarora's contracted capacity from 127 MMcf/d to approximately 180 MMcf/d. The new capacity is contracted under long-term firm transportation contracts ranging from ten to fifteen years from the in-service date. Tuscarora completed construction of the Barrick Lateral, a 0.5 mile lateral that provides transportation service to a new electric generation customer located near Tracy, Nevada. The construction of the lateral was completed and commissioned for service to Barrick Goldstrike on August 1, 2005.

Critical Accounting Policy

Tuscarora's accounting policies conform to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded by entities not accounting under SFAS No. 71. Tuscarora regularly evaluates the continued applicability of SFAS No. 71, considering such factors as regulatory changes, the impact of competition and the ability to recover regulatory assets.

2005 ANNUAL REPORT 37

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Tuscarora's net income decreased $0.2 million, or 1%, to $16.1 million in 2005 compared to $16.3 million in 2004. The decrease was primarily due to lower other income and lower revenues, partially offset by lower costs and expenses and lower financial charges.

Revenues generated by Tuscarora decreased $0.3 million to $32.3 million in 2005, compared to $32.6 million in 2004. The decrease was primarily due to slightly lower transportation revenues experienced in the third quarter of 2005.

Costs and expenses incurred by Tuscarora decreased $0.5 million, or 10%, to $4.4 million in 2005, compared to $4.9 million in 2004, primarily due to the renegotiation of lower rates for maintenance contracts in 2005.

Depreciation expense recorded by Tuscarora increased $0.1 million, or 2%, to $6.2 million in 2005, compared to $6.1 million in 2004. The increase is primarily due to higher gross plant balance in 2005.

Financial charges recorded by Tuscarora decreased $0.3 million, or 5%, to $5.8 million in 2005, compared to $6.1 million in 2004. This decrease was primarily due to lower average debt balance in 2005.

Tuscarora's other income decreased $0.6 million to $0.2 million in 2005, compared to $0.8 million in 2004. The decrease was primarily due to the recognition of a one-time settlement payment received in 2004 related to the termination of the 2005 expansion. A joint settlement agreement was filed and approved by the FERC allowing Tuscarora to withdraw its application for the proposed 2005 expansion facilities and releasing the 2005 expansion customers from their contractual commitments.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Tuscarora's net income increased $4.5 million, or 38%, to $16.3 million in 2004, compared to $11.8 million in 2003. This increase is primarily due to higher revenues, lower costs and expenses and higher other income.

Revenues generated by Tuscarora increased $2.9 million, or 10%, to $32.6 million in 2004, compared to $29.7 million in 2003. This increase is primarily due to realizing the full year impact of incremental revenues generated from long-term firm transportation contracts which commenced in November 2003, resulting from Tuscarora's expansion in 2002.

Costs and expenses incurred by Tuscarora decreased $0.1 million, or 2%, to $4.9 million in 2004, compared to $5.0 million in 2003, primarily due to lower compressor maintenance and labor incurred in 2004.

Depreciation expense recorded by Tuscarora decreased $0.3 million, or 5%, to $6.1 million in 2004, compared to $6.4 million in 2003. The decrease reflects a change in the depreciation rate applied to compressor equipment.

Financial charges recorded by Tuscarora decreased $0.4 million, or 6%, to $6.1 million in 2004, compared to $6.5 million in 2003. The decrease was primarily due to lower average debt outstanding in 2004 compared to 2003.

Tuscarora recorded other income of $0.8 million and nil in 2004 and 2003, respectively. This increase is primarily due to the recognition of a one-time settlement payment in 2004 related to the termination of the 2005 expansion.

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

38 TC PIPELINES, LP

will be computed at the end of each calendar quarter and the distribution will be made on or before the last day of the month following the quarter end.

Summary of Certain Contractual Obligations

	Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Series A Senior Notes due 2010	61.6	3.6	6.7	51.3	–
Series B Senior Notes due 2010	6.3	0.4	0.9	5.0	–
Series C Senior Notes due 2012	8.0	0.8	1.7	1.6	3.9
Operating Leases	0.3	0.1	0.2	–	–
Interest payments on long-term debt	13.8	3.1	5.5	4.8	0.4
Commitments(*)	1.3	0.6	0.7	–	–

Total	91.3	8.6	15.7	62.7	4.3

(*)
Tuscarora's commitments relate to a contract with a third party for maintenance services on certain components of its pipeline-related equipment. The contract expires in November 2007.

Debt and Credit Facilities

On March 15, 2002, Tuscarora issued Series C Senior Secured Notes in the amount of $10.0 million. These notes bear interest at 6.89% and are due in 2012. The proceeds from these notes were used to finance the construction of Tuscarora's expansion facilities. On December 31, 2005, $8.0 million of the Series C Senior Notes were outstanding.

On December 21, 1995, Tuscarora issued $91.7 million Series A Senior Secured Notes which bear interest at 7.13% and mature in 2010. On December 21, 2000, Tuscarora issued $8.0 million Series B Senior Secured Notes which bear interest at 7.99% and mature in 2010. On December 31, 2005, $61.6 million and $6.3 million were outstanding on the Series A and Series B Senior Secured Notes, respectively.

Short-term liquidity needs will be met by operating cash flows. Long-term capital needs may be met through the issuance of long-term indebtedness.

Cash Flow From Operating, Investing and Financing Activities

Operating Activities

Cash flows provided by operating activities decreased $2.6 million, or 11% in 2005 compared to 2004. The decrease is primarily due a one-time settlement payment received in 2004 related to the termination of the 2005 expansion.

Cash flows provided by operating activities increased $8.5 million, or 52%, in 2004 compared to 2003. The increase was primarily due a decrease in working capital in 2004 compared to 2003.

Investing Activities

Cash used for investing activities decreased in 2005 compared to 2004 due to lower growth and maintenance expenditures in 2005. In 2005 and 2004, capital expenditures were as follows:

Capital Expenditures (millions of dollars)	2005	2004

Maintenance	0.2	0.2
Growth	0.7	2.2

Total	0.9	2.4

2005 ANNUAL REPORT 39

Growth expenditures incurred in 2005 and 2004 relate to the construction of the Barrick Lateral and the 2005 expansion project that was subsequently terminated.

Maintenance expenditures are anticipated to be $0.3 million in 2006.

Financing Activities

Cash flows used in financing activities increased $0.3 million or 2% in 2005 compared to 2004, primarily due to higher debt repayments in 2005. Tuscarora made debt repayments of $4.9 million and $4.6 million in 2005 and 2004, respectively. In addition, Tuscarora received contributions from its partners of $0.7 million and $0.8 million in 2005 and 2004, respectively. These contributions were used to fund the construction of the Barrick Lateral and Tuscarora's 2005 expansion facilities which were subsequently terminated.

Tuscarora does not currently maintain a revolving credit facility.

Sierra Pacific Resources

Sierra Pacific Power, a wholly owned subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper with approximately 69% of the total available capacity through 2017.

On February 1, 2006, Nevada Power Company and Sierra Pacific Power (together, the Utilities) completed the settlement of long-term, ongoing litigation involving more than $300 million in terminated contracts between Enron Power Marketing Inc. (Enron) and the Utilities in accordance with the terms of the Settlement Agreement, entered into as of November 15, 2005 among the Utilities and Enron (the "Settlement Agreement"). As part of the settlement, the Utilities were granted an allowed, general unsecured claim (Unsecured Claim) from Enron in the aggregate amount of $126.5 million. The Utilities expect to realize no less than 30% of the face value of the Unsecured Claim. In addition, the Utilities paid Enron an aggregate amount of $129 million to settle Enron's claim of more than $300 million for payments on contracts Enron terminated in 2002. The Utilities funded the termination payment amounts through available cash resources. Approximately $63.6 million held in escrow pursuant to the terms of a stipulation between Enron and the Utilities has been returned to the Utilities. This would result in the Utilities' net payment to be no more than $30 million.

The Utilities intend to seek recovery of the amounts paid in connection with the Settlement Agreement, net of any proceeds received from the Unsecured Claim or from the sale of the Unsecured Claim, in future rate case filings with the Public Utilities Commission of Nevada.

Sierra Pacific Power remains current on its shipping contracts with Tuscarora.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

TC PipeLines may be exposed to market risk through changes in interest rates. The Partnership does not have any material foreign exchange risks. TC PipeLines' interest rate exposure results from its Revolving Credit Facility, which is subject to variability in LIBOR interest rates. At December 31, 2005, TC PipeLines had $13.5 million outstanding on its Revolving Credit Facility. If LIBOR interest rates change by one percent compared to the rates in effect as of December 31, 2005, annual interest expense would change by less than $0.3 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2005.

The Partnership is also influenced by the same factors that influence Northern Border Pipeline and Tuscarora. Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas it transports, therefore, neither assumes any of the related natural gas commodity price risk.

Northern Border Pipeline utilizes both fixed- and variable-rate debt and is exposed to market risk due to the floating interest rates on its credit facility. Northern Border Pipeline regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk.

40 TC PIPELINES, LP

Northern Border Pipeline maintains a significant portion of its debt at fixed rates to reduce its sensitivity to interest rate fluctuations and utilizes interest rate swap agreements to convert fixed-rate debt to variable-rate debt to manage interest expense. In November 2004, Northern Border Pipeline terminated its outstanding interest rate swap agreements with notional amounts of $225 million that were entered into in May 2002. As of December 31, 2005, 96% of Northern Border Pipeline's debt was at fixed rates and there were no interest rate swap agreements outstanding.

If interest rates hypothetically increased 1% compared with rates in effect as of December 31, 2005, Northern Border Pipeline's annual interest expense would increase and its net income would decrease by approximately $0.3 million.

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

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Internal control over financial reporting, no matter how well designed, has inherent limitations and can only provide reasonable assurance with respect to the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment according to these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by our independent auditors, KPMG LLP, a registered public accounting firm, as stated in their audit report on our assessment, which is included herein on page F-3.

Item 9B.   Other Information

None.

2005 ANNUAL REPORT 41

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

Name	Age	Position with General Partner

Ronald J. Turner	52	President, Chief Executive Officer and Director
Russell K. Girling	43	Chief Financial Officer and Director
David L. Marshall	66	Independent Director
Walentin (Val) Mirosh	60	Independent Director
Jack F. Jenkins-Stark	54	Independent Director
Albrecht W.A. Bellstedt	56	Director
Kristine L. Delkus	48	Director
Steven D. Becker	55	Vice-President, Business Development
Donald R. Marchand	43	Vice-President and Treasurer
Ronald L. Cook	48	Vice-President, Taxation
Max Feldman	57	Vice-President
Amy W. Leong	38	Controller
Donald DeGrandis	57	Secretary

Mr. Turner has been a director of the general partner since April 1999 and was appointed President and Chief Executive Officer in December 2000. Mr. Turner's principal occupation is Executive Vice-President, Gas Transmission of TransCanada, a position he has held since March 2003. Prior to March 2003, Mr. Turner was Executive Vice-President, Operations and Engineering of TransCanada.

Mr. Girling was appointed Chief Financial Officer and a director of the general partner in April 1999. Mr. Girling's principal occupation is Executive Vice-President, Corporate Development and Chief Financial Officer of TransCanada, a position he has held since March 2003. Prior to March 2003, Mr. Girling was Executive Vice-President and Chief Financial Officer of TransCanada.

Mr. Marshall was appointed a director of the general partner in July 1999. Mr. Marshall is a corporate director.

Mr. Mirosh was appointed a director of the general partner in September 2004. Mr. Mirosh's principal occupation is Vice-President of Nova Chemicals Corporation and President of Olefins and Feedstocks, division of Nova Chemicals Corporation (commodity chemical company), a position he has held since July 2003. Mr. Mirosh was Partner, MacLeod, Dixon (law firm) from January 2002 to July 2003. Mr. Mirosh was Executive Vice-President of TransCanada PipeLines Limited from May 2001 to December 2001 and prior to May 2001 was Executive Vice-President Regulatory Strategy and Northern Development of TransCanada PipeLines Limited. Mr. Mirosh is also a director of Taylor NGL Limited Partnership and Mircan Resources Inc.

Mr. Jenkins-Stark was appointed a director of the general partner in July 1999. Mr. Jenkins-Stark is currently Chief Financial Officer of Silicon Valley Bancshares (offering financial products and services, including commercial, investment, merchant and private banking and private equity services), a position he has held since April 2004. Prior to that he was Vice-President, Business Operations and Technology at Itron Inc. (a manufacturer of automated meter reading technology and a developer of energy management software), a position he has held from January 2004 to March 2004. In March 2003, Mr. Jenkins-Stark was named a Managing Director at Itron following the purchase of

42 TC PIPELINES, LP

Silicon Energy Corp. (internet-based energy and data management software) by Itron. Prior to the acquisition, Mr. Jenkins-Stark was Chief Financial Officer of Silicon Energy.

Mr. Bellstedt was appointed a director of the general partner in December 2001. Mr. Bellstedt's principal occupation is Executive Vice-President, Law, General Counsel and Chief compliance Officer of TransCanada, a position he has held since September 2005. Prior to September 2005, Mr. Bellstedt was Executive Vice-President, Law and General Counsel of TransCanada.

Ms. Delkus was appointed a director of the general partner in November 2003. Ms. Delkus' principal occupation is Vice-President, Law, Gas Transmission of TransCanada, a position she has held since December 2005. From July 2001 to December 2004, Ms. Delkus was Vice-President, Law, Power and Regulatory of TransCanada. Prior to July 2001, Ms. Delkus was Vice-President, Law, Trading & Business Development of TransCanada.

Mr. Becker was appointed Vice-President, Business Development of the general partner in September 2003. Mr. Becker's principal occupation is Vice-President, Gas Development of TransCanada, a position he has held since April 2003. Prior to April 2003, Mr. Becker was Vice-President, Market Development, and Vice-President, Gas Strategy of TransCanada.

Mr. Marchand was appointed Vice-President and Treasurer of the general partner in October 1999. Mr. Marchand's principal occupation is Vice-President, Finance and Treasurer of TransCanada.

Mr. Cook was appointed Vice-President, Taxation of the general partner in April 2002. Mr. Cook's principal occupation is Vice-President, Taxation of TransCanada, a position he has held since April 2002. Prior to April 2002, Mr. Cook served as Director, Taxation of TransCanada.

Mr. Feldman was appointed Vice-President of the general partner in September 2003. Mr. Feldman's principal occupation is Vice-President, Gas Transmission West of TransCanada, a position he has held since April 2003. Prior to April 2003, Mr. Feldman was Senior Vice-President, Customer, Sales and Service of TransCanada.

Ms. Leong was appointed Controller of the general partner in September 2003. Ms. Leong's principal occupation is Director, Gas Transmission Accounting of TransCanada, a position she has held since January 2005. From April 2003 until January 2005, Ms. Leong was Manager, Gas Transmission Accounting of TransCanada. Prior to April 2003, Ms. Leong was Manager, Regulatory Accounting and Capital Accounting of TransCanada.

Mr. DeGrandis was appointed Secretary of the general partner in April 2005. Mr. DeGrandis' principal occupation is Associate General Counsel, Corporate, Corporate Secretarial of TransCanada (pipelines and power). Prior to June 2004, Mr. DeGrandis was Director of Corporate Legal Services and Senior Legal Counsel of TransCanada.

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

Identification of the Audit Committee

The general partner of the Partnership has a separately designated audit committee consisting of three independent board members. The members of the committee are David Marshall, as Chair, Jack Jenkins-Stark and Walentin (Val) Mirosh. At the time of Mr. Mirosh's appointment to the board of directors and to the audit committee on September 21, 2004, Mr. Mirosh was not independent as required under the rules of the Nasdaq Stock Market but was independent as required by the rules of the SEC. The board of directors determined at the time of Mr. Mirosh's appointment that his membership on the board and the audit committee was required and in the best interest of the Partnership due to Mr. Mirosh's experience and knowledge of the industry taking into consideration the experience and

2005 ANNUAL REPORT 43

mix of skills and knowledge of other members of the audit committee. As of January 1, 2005, all members of the audit committee, including Mr. Mirosh, meet the criteria for independence as set forth under the rules of the SEC and those of the Nasdaq Stock Market. None of the audit committee members have participated in the preparation of the financial statements of the Partnership or any of its subsidiaries at any time during the past three years. In addition, all members of the audit committee are able to read and understand fundamental financial statements, including a company's balance sheet, income statement, and cash flow statement.

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

Based solely upon a review of reports on Forms 3 and 4 and amendments thereto furnished to the Partnership during its most recent fiscal year and reports on Form 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, and written representations from officers and directors of the general partner that no Form 5 was required, the Partnership believes that all filing requirements applicable to its officers, directors and beneficial owners under Section 16(a) were complied with during the year ended December 31, 2005.

44 TC PIPELINES, LP

Item 11.   Executive Compensation

The following table summarizes certain information regarding the annual salary of Ronald J. Turner, President and Chief Executive Officer of the general partner of the Partnership, for the years ended December 31, 2005, 2004, and 2003 paid by TransCanada, parent company of the general partner. Mr. Turner is an employee of TransCanada. TC PipeLines reimburses TransCanada for the services contributed to its operations by Mr. Turner. Approximately 10% of Mr. Turner's base salary listed in the table below is allocated to the Partnership.

		Annual TransCanada Base Salary
Name and Principal Position	Year	Canadian Dollars	United States Dollar Equivalent(1)

Ronald J. Turner, President and Chief Executive Officer	2005	450,000	385,965
	2004	450,000	374,000
	2003	447,501	346,000

(1)
The compensation of the Chief Executive Officer of the general partner is paid by TransCanada in Canadian dollars. The United States dollar equivalents have been calculated using the applicable December 31, 2005, 2004 and 2003 noon buying rates of 0.8577, 0.8308 and 0.7738, respectively, as reported by the Bank of Canada.

Each director who is not an employee of TransCanada, the general partner or its affiliates (independent director) is entitled to a directors' retainer fee of $17,500 per annum and an additional fee of $3,500 per annum for each committee of the board of which he is Chair. These fees are paid by the Partnership on a semi-annual basis. Each independent director is also paid a fee of $1,500 for attendance at each meeting of the Board of Directors and a fee of $1,500 for attendance at each meeting of a committee of the Board. The independent directors are reimbursed for out-of-pocket expenses incurred in the course of attending such meetings. The directors' compensation plan which provided for independent directors to receive 50% of their annual board retainer in the form of common units of the Partnership was discontinued at the end of the second quarter of 2005. Under that plan, the purchases were made at the trading price of common units on the day preceding the applicable payment date of the retainer for the benefit of the Partnership's directors.

As the Partnership does not have any employees, the Audit Committee of the Board of Directors and subsequently the Board of Directors of the general partner of TC PipeLines, have not been called upon to make any determination with respect to the amount of compensation to be paid to the Partnership's President and CEO. The board does, however, approve the allocation of the salary of the President and CEO to the Partnership on an annual basis. The executive officers' salaries are determined on a competitive and market basis by TransCanada.

2005 ANNUAL REPORT 45

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the voting securities of the Partnership as of March 2, 2006 by the general partner's directors, officers and certain beneficial owners. Executive Officers of the general partner own shares of TransCanada, which in the aggregate amount to less than 1% of TransCanada's issued and outstanding shares. Other than as set forth below, no person is known by the general partner to own beneficially more than 5% of the voting securities of the Partnership.

Amount and Nature of Beneficial Ownership
	Common Units
Name and Business Address	Number of Units	Percent of Class

TC Pipelines GP, Inc.(2)(3) 450 1st Street SW Calgary, Alberta T2P 5H1	2,035,106	11.6

Goldman Sachs Group Inc.(4) 85 Broad Street New York, New York 10004	1,538,494	8.8

David L. Marshall(5) 450 1st Street SW Calgary, Alberta T2P 5H1	2,283	*

Walentin (Val) Mirosh(6) 450 1st Street SW Calgary, Alberta T2P 5H1	–	*

Jack F. Jenkins-Stark(7) 3003 Tasman Drive Santa Clara, CA 95054	3,433	*

Ronald J. Turner 450 1st Street SW Calgary, Alberta T2P 5H1	–	–

Russell K. Girling 450 1st Street SW Calgary, Alberta T2P 5H1	–	–

Albrecht W.A. Bellstedt 450 1st Street SW Calgary, Alberta T2P 5H1	–	–

Kristine L. Delkus 450 1st Street SW Calgary, Alberta T2P 5H1	–	–

Directors and Executive officers as a Group(8)(9) (13 persons)	–	*

(1)
A total of 17,500,000 common units are issued and outstanding.

(2)
TC PipeLines GP, Inc. is a wholly owned indirect subsidiaries of TransCanada.

46 TC PIPELINES, LP

(3)
TC PipeLines GP, Inc. owns an aggregate of 2% general partner interest of TC PipeLines.

(4)
As reported on a schedule 13G/A filed on February 1, 2006, the Goldman Sachs Group, Inc. (GS Group) and Goldman, Sachs & Co. (Goldman Sachs) each disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which Goldman Sachs or employees of Goldman Sachs have voting or investment discretion, or both and (ii) certain investment entities, of which a subsidiary of GS Group or Goldman Sachs is the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than GS Group, Goldman Sachs or their affiliates.

(5)
2,283 units are held directly by Mr. Marshall.

(6)
No units are currently held by Mr. Mirosh.

(7)
3,433 units are held by the Jenkins-Stark Family Trust dated June 16, 1995.

(8)
With the exception of the two named directors above, none of the other directors and executive officers hold any units of TC PipeLines.

(9)
Ronald J. Turner holds 297,500 options and 45,261 shares of TransCanada; Russell K. Girling holds 355,000 options and 12,094 shares of TransCanada; Albrecht W.A. Bellstedt holds 95,000 options and 13,870 shares of TransCanada; Kristine L. Delkus holds 86,500 options and 3,071 shares of TransCanada; Steven D. Becker holds 121,000 options and 1,813 shares of TransCanada; Donald R. Marchand holds 50,000 options and 5,485 shares of TransCanada; Ronald L. Cook holds 79,000 options and 9,776 shares of TransCanada; Max Feldman holds 165,016 options and 29,685 shares of TransCanada; Amy W. Leong holds 5,600 options and 2,789 shares of TransCanada; Donald Degrandis holds 20,776 options and 296 shares of TransCanada, and Walentin (Val) Mirosh holds 10,000 options of TransCanada. The directors and executive officers as a group hold 1,285,392 options and 129,856 shares of TransCanada.

*
Less than 1%.

Item 13.   Certain Relationships and Related Transactions

The general partner owns 2,305,106 common units representing an aggregate 11.4% limited partner interest in the Partnership. In addition, the general partner owns an aggregate 2% general partner interest in the Partnership through which it manages and operates the Partnership. As a result, TransCanada's aggregate ownership interest in the Partnership is 13.4% by virtue of its indirect ownership of the general partner and 11.4% aggregate limited partner interest.

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

2005 ANNUAL REPORT 47

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

The Partnership does not have any employees. The management and operating functions are provided by the general partner. The general partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The partnership agreement provides that the general partner will, in its sole discretion, determine the expenses that are allocable to the Partnership in any reasonable manner determined by it. Total costs reimbursed to the general partner by the Partnership were approximately $1.1 million for the year ended December 31, 2005. Such costs include personnel costs (such as salaries and employee benefits), overhead costs (such as office space and equipment) and out-of-pocket expenses related to the provision of services to the Partnership.

On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bore interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25%. The purpose of the TransCanada Credit Facility was to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. At December 31, 2005 and December 31, 2004, the Partnership had nil and $6.5 million borrowings outstanding, respectively, under the TransCanada Credit Facility. The interest rate on the TransCanada Credit Facility at December 31, 2004 was 3.75%. On February 22, 2005, the Partnership repaid in full its $6.5 million outstanding balance on the TransCanada Credit Facility. On July 31, 2005, the TransCanada Credit Facility expired and was not renewed as there were no anticipated drawings required under the facility.

Item 14.   Principal Accountant Fees and Services

The following table sets forth, for the periods indicated, the fees billed by the principal accountants.

	2005		2004

Audit Fees	116,654	(1)	109,916 (1)
Audit Related Fees(2)	–		–
Tax Fees(2)	–		–
All Other Fees(2)	–		–

(1)
Audit Fees include services performed related to Sarbanes-Oxley Act reporting requirements.

(2)
The Partnership has not engaged its external auditors for any tax services, audit-related services, or other services in 2005 or 2004.

48 TC PIPELINES, LP

PART IV

Item 15.   Exhibits, Financial Statement Schedules

a)
(1) and (2) Financial Statements and Financial Statement Schedules

  The financial statements filed as part of this report are listed in the "Index to Financial Statements" on page F-1.

  (3)
  Exhibits

No.	Description

*2.1	Partnership Interest Purchase and Sale Agreement dated as of December 31, 2005 by and between Northern Border Intermediate Limited Partnership and TC PipeLines Intermediate Limited Partnership (Exhibit 2.1 to TC PipeLines, LP's Form 8K, February 15, 2006).
*3.1	Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP dated May 28, 1999 (Exhibit 3.1 to TC PipeLines, LP's Form 10-K, March 28, 2000).
*3.2	Certificate of Limited Partnership of TC PipeLines, LP (Exhibit 3.2 to TC PipeLines, LP's Form S-1 Registration Statement, Registration No. 333-69947, December 30, 1998).
*3.3	Certificate of Limited Partnership of TC PipeLines Intermediate Limited Partnership (Exhibit 3.3 to TC PipeLines, LP's Form S-1, December 30, 1998).
*3.4	Certificate of Limited Partnership of TC Tuscarora Intermediate Limited Partnership (Exhibit 99.1 to TC PipeLines, LP's Form 8-K, September 1, 2000).
*3.5	Agreement of Limited Partnership of TC Tuscarora Intermediate Limited Partnership dated July 19, 2000 (Exhibit 99.2 to TC PipeLines, LP's Form 8-K, September 1, 2000).
*3.6	Amended and Restated Agreement of Limited Partnership of TC PipeLines Intermediate Limited Partnership dated May 28, 1999 (Exhibit 10.1 to TC PipeLines, LP's Form 10-K, March 28, 2000).
*4.1	Indenture, dated as of August 17, 1999 between Northern Border Pipeline Company and Bank One Trust Company, NA, successor to The First National Bank of Chicago, as trustee (Exhibit 4.1 to Northern Border Pipeline Company, Form S-4 Registration Statement, Registration No. 333-88577, October 7, 1999).
*4.2	Indenture, Assignment and Security Agreement dated December 21, 1995 between Tuscarora Gas Transmission Company and Wilmington Trust Company, as trustee (Exhibit 99.1 to TC PipeLines, LP's Form 10-Q, September 30, 2000).
*4.3	Indenture dated September 17, 2001, between Northern Border Pipeline Company and Bank One Trust Company, N.A. (Exhibit 4.2 to Northern Border Pipeline Company, Form S-4 Registration Statement, Registration No. 333-73282, November 13, 2001).
*4.4	Indenture dated April 29, 2002, between Northern Border Pipeline Company and Bank One Trust Company, NA, as trustee (Exhibit 4.1 to Northern Border Pipeline Company's Form 10-Q, March 31, 2002).
*10.1	Contribution, Conveyance and Assumption Agreement among TC PipeLines, LP and certain other parties dated May 28, 1999 (Exhibit 10.2 to TC PipeLines, LP's Form 10-K, March 28, 2000).
*10.2	Northern Border Pipeline Company General Partnership Agreement between Northern Border Intermediate Limited Partnership, TransCanada Border PipeLine Ltd., and TransCan Northern Ltd., effective March 9, 1978 as amended (Exhibit 3.2 to Northern Border Partners, L.P. Form S-1 Registration Statement No. 33-66158).
*10.2.1	Seventh Supplement Amending Northern Border Pipeline Company General Partnership Agreement dated as of September 23, 1993 (Exhibit 10.3.1 to TC PipeLines, LP's Form S-1, December 30, 1998).

2005 ANNUAL REPORT 49

*10.2.2	Eighth Supplement Amending Northern Border Pipeline Company General Partnership Agreement dated May 21, 1999 by and among TransCan Border PipeLine Ltd., TransCanada Northern Ltd., Northern Border Intermediate Limited Partnership and TC PipeLines Intermediate Limited Partnership (Exhibit 10.3.2 to TC PipeLines, LP's Form 10-K, March 28, 2000).
*10.2.3	Ninth Supplement Amending Northern Border Pipeline Company General Partnership Agreement dated July 16, 2001 by and among Northern Border Intermediate Limited Partnership and TC PipeLines Intermediate Limited Partnership (Exhibit 10.37 to Northern Border Pipeline Company, Form S-4 Registration Statement, Registration No. 333-73282, November 13, 2001).
*10.2.4	Tenth Supplement Amending Northern Border Pipeline Company General Partnership Agreement dated March 3,2005 (Exhibit 3.5 to Northern Border Pipeline Form 10-K, December 31, 2004).
*10.3	Renewal of U.S. $40,000,000 Two Year Revolving Credit Facility between TC PipeLines, LP, as borrower, and TransCanada PipeLine USA Ltd., as lender dated May 28, 2003 (Exhibit 10.1 to TC PipeLines, LP's Form 10-Q, August 14, 2003).
*10.4	Operating Agreement between Northern Border Pipeline Company and Northern Plains Natural Gas Company, dated February 28, 1980 (Exhibit 10.3 to Northern Border Partners, L.P.'s Form S-1 Registration Statement No. 33-66158).
*10.5	Northern Border Pipeline Agreement among Northern Plains Natural Gas Company, Pan Border Gas Company, Northwest Border Pipeline Company, TransCanada Border PipeLine Ltd., TransCan Northern Ltd., Northern Border Intermediate Limited Partnership, Northern Border Partners, L.P., and the Management Committee of Northern Border Pipeline, dated as of March 17, 1999 (Exhibit 10.21 to Northern Border Partners, L.P.'s 1998 Form 10-K/A, March 24, 1999).
*10.6	Directors' Compensation Plan of TC PipeLines, GP, Inc. dated effective July 19, 1999 (Exhibit 10.36 to TC PipeLines, LP's Form 10-K, March 28, 2000).
*10.7	Credit Agreement dated as of August 22, 2000 among TC PipeLines, LP, the Lenders Party thereto and Bank One N.A., as agent (Exhibit 99.2 to TC PipeLines, LP's Form 10-Q, September 30, 2000).
*10.8	First Amendment and Waiver to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One N.A., as agent, April 15, 2002 (Exhibit 10.1 to TC PipeLines, LP's Form 10-Q, September 30, 2002).
*10.8.1	Second Amendment to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One N.A., as agent, September 30, 2002 (Exhibit 10.2 to TC PipeLines, LP's Form 10-Q, September 30, 2002).
*10.8.2	Third Amendment to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One N.A., as agent, March 8, 2004. (Exhibit 10.8.3 to TC PipeLines, LP's Form 10-K, December 31, 2003.)
*10.8.3	Fourth Amendment to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and Bank One NA, as agent, June 1, 2004. (Exhibit 10.1 to TC PipeLines, LP's Form 10-Q, June 30, 2004).
*10.8.4	Fifth Amendment to Credit Agreement among TC PipeLines, LP, the Lenders Party thereto and JPMorgan Bank One NA, as agent, February 28, 2006. (Exhibit 10.1 to TC PipeLines, LP's Form 8-K March 6, 2006.)
*10.9	Revolving Credit Agreement, dated as of May 16, 2002, among Northern Border Pipeline Company, Bank One, NA, Citibank, N.A., Bank of Montreal, SunTrust Bank, Wachovia Bank, National Association, Banc One Capital Markets, Inc, and Lenders (as defined therein)(Exhibit 10.1 to Northern Border Partners, L.P.'s Form 8-K June 26, 2002).
*10.9.1	First Amendment to the Revolving Credit Agreement dated as of April 9, 2004 between Northern Border Pipeline Company, Bank One, NA and the lenders names therein. (Exhibit 10.1 to Northern Border Pipeline Company's Form 10-Q, March 31, 2004.

50 TC PIPELINES, LP

*10.10	Form of Conveyance, Contribution and Assumption Agreement among Northern Plains Natural Gas Company, Northwest Border Pipeline Company, Pan Border Gas Company, Northern Border Partners, L.P., and Northern Border Intermediate Limited Partnership. (Exhibit 10.16 to Northern Border Pipeline Company's Form S-1).
*10.11	Form of Contribution, Conveyance and Assumption Agreement among TC PipeLines, L.P., and Northern Border Intermediate Limited Partnership. (Exhibit 10.2 to TC PipeLines, L.P.'s Form S-1/A, May 3, 2000).
*10.12	Northern Border Transition Services Agreement date November 17, 2004, by and between ONEOK, Inc. and CCE Holdings, LLC. (Exhibit 10.24 to Northern Border Partners, L.P.'s Form 10-K, December 31, 2004).
21.1	Subsidiaries of the Registrant.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Indicates exhibits incorporated by reference.

2005 ANNUAL REPORT 51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March 2006.

TC PIPELINES, LP (A Delaware Limited Partnership) by its general partner, TC PipeLines GP, Inc.
By:	/s/ RONALD J. TURNER Ronald J. Turner President and Chief Executive Officer TC PipeLines GP, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. TURNER Ronald J. Turner	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2006
/s/ RUSSELL K. GIRLING Russell K. Girling	Chief Financial Officer and Director (Principal Financial Officer)	March 6, 2006
/s/ AMY W. LEONG Amy W. Leong	Controller (Principal Accounting Officer)	March 6, 2006
/s/ ALBRECHT W.A. BELLSTEDT Albrecht W.A. Bellstedt	Director	March 6, 2006
/s/ KRISTINE L. DELKUS Kristine L. Delkus	Director	March 6, 2006
/s/ WALENTIN (VAL) MIROSH Walentin (Val) Mirosh	Director	March 6, 2006
/s/ JACK F. JENKINS-STARK Jack F. Jenkins-Stark	Director	March 6, 2006
/s/ DAVID L. MARSHALL David L. Marshall	Director	March 6, 2006

52

TC PIPELINES, LP
INDEX TO FINANCIAL STATEMENTS

2005 ANNUAL REPORT F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of TC PipeLines GP, Inc., General Partner of TC PipeLines, LP:

We have audited the accompanying balance sheets of TC PipeLines, LP (a Delaware limited partnership) as of December 31, 2005 and 2004 and the related statements of income, comprehensive income, cash flows and changes in partners' equity for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC PipeLines, LP as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Calgary, Canada
March 6, 2006

F-2 TC PIPELINES, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of TC PipeLines GP, Inc., General Partner of TC PipeLines, LP:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that TC PipeLines, LP maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the General Partner of TC PipeLines, LP is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that TC PipeLines, LP maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TC PipeLines, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of TC Pipelines, LP as of December 31, 2005 and 2004 and the related statements of income, comprehensive income, cash flows and changes in partners' equity for each of the years in the three-year period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Calgary, Canada
March 6, 2006

2005 ANNUAL REPORT F-3

TC PIPELINES, LP
BALANCE SHEET

December 31 (millions of dollars)	2005	2004

ASSETS
Current assets
Cash and cash equivalents	2.3	2.5
Investment in Northern Border Pipeline	274.5	290.1
Investment in Tuscarora	38.9	39.5

	315.7	332.1

LIABILITIES AND PARTNERS' EQUITY
Current liabilities
Accrued liabilities	0.6	0.7
Current portion of long-term debt	13.5	6.5

	14.1	7.2

Long-term debt	–	30.0
Partners' equity
Common units	294.4	287.4
General partner	6.5	6.3
Accumulated other comprehensive income	0.7	1.2

	301.6	294.9

	315.7	332.1

The accompanying notes are an integral part of these financial statements.

F-4 TC PIPELINES, LP

TC PIPELINES, LP
STATEMENT OF INCOME

Year ended December 31 (millions of dollars except per unit amounts)	2005	2004	2003

Equity income from investment in Northern Border Pipeline	45.7	50.0	44.5
Equity income from investment in Tuscarora	7.5	7.5	5.3
General and administrative expenses	(2.0)	(1.9)	(1.7)
Financial charges	(1.0)	(0.5)	(0.1)

Net income	50.2	55.1	48.0

Net income per unit	$2.70	$2.99	$2.63
Units outstanding (millions)	17.5	17.5	17.5

TC PIPELINES, LP
STATEMENT OF COMPREHENSIVE INCOME

Year ended December 31 (millions of dollars)	2005	2004	2003

Net income	50.2	55.1	48.0
Other comprehensive income
Change associated with current period hedging transactions of investees	(0.5)	(0.4)	(0.5)

Total Comprehensive Income	49.7	54.7	47.5

The accompanying notes are an integral part of these financial statements.

2005 ANNUAL REPORT F-5

TC PIPELINES, LP
STATEMENT OF CASH FLOWS

Year ended December 31 (millions of dollars)	2005	2004	2003

CASH GENERATED FROM OPERATIONS
Net income	50.2	55.1	48.0
Add/(deduct):
Distributions received in excess of equity income	–	–	1.6
Increase/(decrease) in accrued liabilities	(0.1)	0.1	–

	50.1	55.2	49.6

INVESTING ACTIVITIES
Return of capital from Northern Border Pipeline	15.2	11.7	1.0
Return of capital from Tuscarora	0.8	0.4	–
Investment in Northern Border Pipeline	–	(61.5)	–
Investment in Tuscarora	(0.3)	–	(4.1)

	15.7	(49.4)	(3.1)

FINANCING ACTIVITIES
Distributions paid	(43.0)	(41.8)	(39.4)
Long-term debt issued	–	37.0	–
Long-term debt repaid	(23.0)	(6.0)	(6.0)

	(66.0)	(10.8)	(45.4)

Increase/(decrease) in cash	(0.2)	(5.0)	1.1
Cash, beginning of year	2.5	7.5	6.4

Cash, end of year	2.3	2.5	7.5

The accompanying notes are an integral part of these financial statements.

F-6 TC PIPELINES, LP

TC PIPELINES, LP
STATEMENT OF CHANGES IN PARTNERS' EQUITY

	Common Units		Subordinated Units		General Partner	Accumulated Other Comprehensive Income	Partners' Equity

	(millions of units)	(millions of dollars)	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of units)	(millions of dollars)
Partners' equity at December 31, 2002	15.6	238.9	1.9	27.0	5.9	2.1	17.5	273.9
Net income	–	42.1	–	3.9	2.0	–	–	48.0
Distributions paid	–	(34.1)	–	(3.5)	(1.8)	–	–	(39.4)
Subordinated unit conversion	0.9	13.5	(0.9)	(13.5)	–	–	–	–
Other comprehensive income	–	–	–	–	–	(0.5)	–	(0.5)

Partners' equity at December 31, 2003	16.5	260.4	1.0	13.9	6.1	1.6	17.5	282.0
Net income	–	51.0	–	1.4	2.7	–	–	55.1
Distributions paid	–	(37.8)	–	(1.5)	(2.5)	–	–	(41.8)
Subordinated unit conversion	1.0	13.8	(1.0)	(13.8)	–	–	–	–
Other comprehensive income	–	–	–	–	–	(0.4)	–	(0.4)

Partners' equity at December 31, 2004	17.5	287.4	–	–	6.3	1.2	17.5	294.9
Net income	–	47.3	–	–	2.9	–	–	50.2
Distributions paid	–	(40.3)	–	–	(2.7)	–	–	(43.0)
Other comprehensive income	–	–	–	–	–	(0.5)	–	(0.5)

Partners' equity at December 31, 2005	17.5	294.4	–	–	6.5	0.7	17.5	301.6

The accompanying notes are an integral part of these financial statements.

2005 ANNUAL REPORT F-7

TRANSCANADA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION

TC PipeLines, LP, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership. TC PipeLines was formed by TransCanada PipeLines Limited, a subsidiary of TransCanada Corporation (collectively referred to herein as TransCanada), to acquire, own and participate in the management of United States (U.S.) -based pipeline assets.

TC PipeLines, through TC PipeLines Intermediate Limited Partnership, owns a 30% general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), a Texas general partnership. Northern Border Pipeline owns a 1,249-mile U.S. interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the Midwestern U.S.

TC PipeLines also, through TC Tuscarora Intermediate Limited Partnership, owns a 49% general partner interest in Tuscarora Gas Transmission Company (Tuscarora), a Nevada general partnership. Tuscarora owns a 240-mile U.S. interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of Gas Transmission Northwest Corporation (GTN), a wholly-owned subsidiary of TransCanada, to northern Nevada.

TC PipeLines is managed by its general partner, TC PipeLines GP, Inc., an indirect wholly-owned subsidiary of TransCanada. The general partner provides certain administrative services for the Partnership and is reimbursed for its costs and expenses. In addition to its aggregate 2% general partner interest in TC PipeLines, LP and its subsidiary limited partnership on a combined basis, the general partner owns 2,305,106 common units, representing an effective 13.4% limited partner interest in the Partnership at December 31, 2005.

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of Presentation

The accompanying financial statements and related notes present the financial position of the Partnership as of December 31, 2005 and 2004 and the results of its operations, cash flows and changes in partners' equity for the years ended December 31, 2005, 2004 and 2003. The Partnership uses the equity method of accounting for its investments in Northern Border Pipeline and Tuscarora, over which it is able to exercise significant influence. Other comprehensive income recorded by TC PipeLines arises through its equity investments in Northern Border Pipeline and Tuscarora and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora. Amounts are stated in U. S. dollars.

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

(d)    Partners' Equity

Costs incurred in connection with the issuance of units are deducted from the proceeds received. Costs incurred to convert subordinated units to common units are deducted from partners' equity.

(e)    Income Taxes

As a partnership, TC PipeLines is not subject to Federal or state income tax. The tax effect of the Partnership's activities accrues to its partners.

F-8 TC PIPELINES, LP

NOTE 3    INVESTMENT IN NORTHERN BORDER PIPELINE

The Partnership owns a 30% general partner interest in Northern Border Pipeline. The remaining 70% partnership interest in Northern Border Pipeline is held by Northern Border Partners, L.P. (Northern Border Partners), a publicly traded limited partnership. The Northern Border Pipeline system is operated by Northern Plains Natural Gas Company, LLC (Northern Plains), a wholly-owned subsidiary of ONEOK, Inc. (ONEOK). Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

TC PipeLines Intermediate Limited Partnership, as one of the general partners, may be exposed to the commitments and contingencies of Northern Border Pipeline. TC PipeLines, LP holds a 98.9899% limited partnership interest in TC PipeLines Intermediate Limited Partnership. See Note 8. Commitments and Contingencies to the Northern Border Pipeline's Financial Statements included elsewhere in this report.

TC PipeLines' equity income amounted to $45.7 million, $50.0 million and $44.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, representing 30% of the net income of Northern Border Pipeline for the same periods. Northern Border Pipeline had no undistributed earnings for the years ended December 31, 2005, 2004 and 2003, respectively.

The following sets out summarized financial information for Northern Border Pipeline as at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

Northern Border Pipeline Balance Sheet

December 31 (millions of dollars)	2005	2004

Assets
Cash and cash equivalents	22.0	20.3
Other current assets	45.7	39.0
Plant, property and equipment, net	1,516.1	1,545.5
Other assets	20.9	20.2

	1,604.7	1,625.0

Liabilities and Partners' Equity
Current liabilities	56.0	49.5
Long-term debt	628.9	603.9
Reserves and deferred credits	4.8	4.5
Partners' equity
Partners' capital	912.7	963.3
Accumulated other comprehensive income	2.3	3.8

	1,604.7	1,625.0

Northern Border Pipeline Income Statement

Year ended December 31 (millions of dollars)	2005	2004	2003

Revenues	321.7	329.1	324.2
Costs and expenses	(70.8)	(63.2)	(73.4)
Depreciation	(58.1)	(58.3)	(57.8)
Financial charges	(42.6)	(41.3)	(44.9)
Other income	2.1	0.5	0.1

Net income	152.3	166.8	148.2

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

Sierra Pacific Power, a wholly-owned subsidiary of Sierra Pacific Resources, is Tuscarora's largest shipper with approximately 69% of the total available capacity through 2017. On February 1, 2006, Nevada Power Company and Sierra Pacific Power (together, the Utilities) completed the settlement of long-term, ongoing litigation involving more than $300 million in terminated contracts between Enron Power Marketing Inc. (Enron) and the

2005 ANNUAL REPORT F-9

Utilities. As part of the settlement, the Utilities were granted an allowed, general unsecured claim (Unsecured Claim) from Enron in the aggregate amount of $126.5 million. In addition, the Utilities paid Enron an aggregate amount of $129 million to settle Enron's claim of more than $300 million for payments on contracts Enron terminated in 2002. The Utilities funded the termination payment amounts through available cash resources. Sierra Pacific Power expects to realize no less than 30% of the face value of the claim against the bankruptcy estate. This would result in Sierra Pacific Power's total net payment to be no more than $89.9 million. Approximately $63.6 million is held in escrow accounts related to this matter. As a result, approximately less than $30 million is required to fund the payment, which is expected to be funded either from available cash resources or borrowings under its revolving credit facilities.

The Utilities intend to seek recovery of the amounts paid in connection with the Settlement Agreement, net of any proceeds received from the Unsecured Claim or from the sale of the Unsecured Claim, in future rate case filings with the Public Utilities Commission of Nevada. Sierra Pacific Power remains current on its shipping contracts with Tuscarora.

TC PipeLines' equity income from Tuscarora was $7.5 million, $7.5 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, representing 49% of the net income of Tuscarora for the same periods. Tuscarora had no undistributed earnings for the years ended December 31, 2005, 2004 and 2003, respectively.

The following sets out summarized financial information for Tuscarora as at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

Tuscarora Balance Sheet

December 31 (millions of dollars)	2005	2004

Assets
Cash and cash equivalents	3.8	3.6
Other current assets	3.0	3.0
Plant, property and equipment, net	131.6	136.9
Other assets	1.4	1.4

	139.8	144.9

Liabilities and Partners' Equity
Current liabilities	6.8	6.9
Long-term debt	71.1	75.9
Partners' equity
Partners' capital	61.8	62.0
Accumulated other comprehensive income	0.1	0.1

	139.8	144.9

Tuscarora Income Statement

Year ended December 31 (millions of dollars)	2005	2004	2003

Revenues	32.3	32.6	29.7
Costs and expenses	(4.4)	(4.9)	(5.0)
Depreciation	(6.2)	(6.1)	(6.4)
Financial charges	(5.8)	(6.1)	(6.5)
Other income	0.2	0.8	–

Net income	16.1	16.3	11.8

NOTE 5    CREDIT FACILITIES AND LONG-TERM DEBT

On May 28, 2003, the Partnership renewed its $40.0 million unsecured two-year revolving credit facility (TransCanada Credit Facility) with TransCanada PipeLine USA Ltd., an affiliate of the general partner. The TransCanada Credit Facility bore interest, at the option of the Partnership, at a one-, two-, three-, or six-month London Interbank Offered Rate (LIBOR) plus 1.25%. The purpose of the TransCanada Credit Facility was to provide borrowings to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. At December 31, 2005 and December 31, 2004, the Partnership had nil and $6.5 million borrowings outstanding, respectively, under the TransCanada Credit Facility. The interest rate on the TransCanada Credit Facility

F-10 TC PIPELINES, LP

at December 31, 2004 was 3.75%. On February 22, 2005, the Partnership repaid in full its $6.5 million outstanding balance on the TransCanada Credit Facility. On July 31, 2005, the TransCanada Credit Facility expired and was not renewed as there were no anticipated drawings required under the facility.

On February 28, 2006 the Partnership renewed a $20.0 million, previously $30.0 million, unsecured credit facility (Revolving Credit Facility) with JPMorgan Chase Bank, NA, as administrative agent. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 0.75% or 1.00% if total debt is greater than or equal to 15% of capitalization, or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on February 27, 2007. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. The Revolving Credit Facility requires that the Partnership's total debt, as of the last day of any fiscal quarter, be no more than the lesser of (i) 35% of capitalization as at the last day of such fiscal quarter, or (ii) 2.5 times the consolidated adjusted EBITDA (net income plus interest expense and cash distributions less equity earnings) for the period consisting of such fiscal quarter and the three preceding fiscal quarters. At December 31, 2005, the Partnership was in compliance with its financial covenant. In 2005, the Partnership repaid $16.5 million on the Revolving Credit Facility. The Partnership had $13.5 million and $30.0 million outstanding under the Revolving Credit Facility at December 31, 2005 and 2004, respectively. The interest rate on the Revolving Credit Facility averaged 4.40% and 2.76% for the years ended December 31, 2005 and 2004, respectively and at December 31, 2005 and 2004, the interest rate was 5.62% and 3.72%, respectively.

NOTE 6    PARTNERS' CAPITAL AND CASH DISTRIBUTIONS

Partners' capital consists of 17,500,000 common units representing an aggregate 98% limited partner interest in the Partnership (which number includes 2,035,106 common units held by the general partner) and an aggregate 2% general partner interest. In aggregate the general partner's interests represent an effective 13.4% ownership in the Partnership.

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

As an incentive, the general partner's percentage interest in quarterly distributions is increased after certain specified target levels are met. The incremental incentive distributions payable to the General Partner are 15%, 25%, and 50% of all quarterly distributions of Available Cash that exceed target levels of $0.45, $0.5275 and $0.69, respectively, per unit. For the years ended December 31, 2005, 2004 and 2003, the Partnership distributed $2.30, $2.275 and $2.175, respectively, per unit. The distributions for the year ended December 31, 2005, 2004 and 2003 included incentive distributions to the general partner in the amount of $1.8 million, $1.7 million and $1.0 million, respectively.

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

NOTE 7    NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after deduction of the general partner's allocation, by the weighted average number of common and subordinated units outstanding. The general partner's allocation is equal to an amount based upon the general partner's 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

Year ended December 31 (millions of dollars except per unit amounts)	2005	2004	2003

Net income	50.2	55.1	48.0

Net income allocated to general partner
General partner interest	(0.9)	(1.0)	(1.0)
Incentive distribution income allocation	(1.8)	(1.7)	(1.0)

	(2.7)	(2.7)	(2.0)

Net income allocable to units	47.5	52.4	46.0
Weighted average units outstanding (millions)	17.5	17.5	17.5

Net income per unit	$2.71	$2.99	$2.63

2005 ANNUAL REPORT F-11

NOTE 8    RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the general partner. The general partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The Partnership Agreement provides that the general partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. Total costs reimbursed to the general partner by the Partnership were approximately $1.1 million, $0.9 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Such costs include (i) personnel costs (such as salaries and employee benefits), (ii) overhead costs (such as office space and equipment) and (iii) out-of-pocket expenses related to the provision of such services.

NOTE 9    QUARTERLY FINANCIAL DATA (unaudited)

The following sets forth selected financial data for the four quarters of each of 2005 and 2004.

Quarter ended (millions of dollars except per unit amounts)	Mar 31	Jun 30	Sep 30	Dec 31

2005
Equity income	14.2	10.4	15.6	13.0
Net income	13.4	9.7	14.8	12.3
Net income per unit	$0.72	$0.52	$0.81	$0.65
Cash distributions paid	10.7	10.8	10.7	10.8

2004
Equity income	14.3	14.2	13.1	15.9
Net income	13.7	13.6	12.6	15.2
Net income per unit	$0.75	$0.74	$0.68	$0.82
Cash distributions paid	10.1	10.2	10.7	10.8

NOTE 10    SUBSEQUENT EVENTS

On January 20, 2006, the Board of Directors of the general partner declared the Partnership's 2005 fourth quarter cash distribution. The fourth quarter cash distribution which was paid on February 14, 2006 to unitholders of record as of January 31, 2006, totaled $10.8 million and was paid in the following manner: $10.1 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

On February 14, 2006, the Partnership announced it had entered into an agreement with Northern Border Partners to acquire an additional 20% general partnership interest in Northern Border Pipeline for $300 million plus up to $10 million in transaction costs payable to a subsidiary of TransCanada. The Partnership will also indirectly assume approximately $120 million of debt of Northern Border Pipeline. The acquisition cost is subject to certain closing adjustments. The transaction is effective as of December 31, 2005 and is expected to close in the second quarter of 2006, subject to regulatory approvals and the completion of related transactions and other closing conditions. On closing, the Partnership's interest in Northern Border Pipeline will increase to 50% from 30%. Upon closing of the sale, the Partnership will continue to account for its interest in Northern Border Pipeline using equity accounting.

The Partnership will initially fund the transaction at closing through a bridge loan facility and intends to refinance the bridge loan with a combination of equity and debt.

In connection with this transaction, in early 2007 a subsidiary of TransCanada will become operator of Northern Border Pipeline, which is currently operated by Northern Plains.

F-12 TC PIPELINES, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Northern Border Pipeline Company

We have audited the accompanying balance sheets of Northern Border Pipeline Company (the Company) as of December 31, 2005 and 2004, and the related statements of income, comprehensive income, cash flows, and changes in partners' equity for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Omaha, Nebraska
March 2, 2006

2005 ANNUAL REPORT F-13

NORTHERN BORDER PIPELINE COMPANY
BALANCE SHEET

December 31 (in thousands)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$22,039	$20,355
Accounts receivables (net of allowance for doubtful accounts of $4,208 in 2004)	38,252	32,559
Related party receivables	2,294	1,311
Materials and supplies, at cost	3,566	3,409
Prepaid expenses and other	1,540	1,688

Total current assets	67,691	59,322

Property, plant and equipment:
In service natural gas transmission plant	2,463,555	2,446,369
Construction work in progress	13,260	2,768

Total property, plant and equipment	2,476,815	2,449,137
Less: Accumulated provision for depreciation and amortization	960,740	903,664

Property, plant and equipment, net	1,516,075	1,545,473

Other assets:
Unamortized debt expense	3,434	3,837
Regulatory asset	13,853	11,807
Other	3,645	4,549

Total other assets	20,932	20,193

Total assets	$1,604,698	$1,624,988

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	10,550	4,058
Related party payables	3,555	5,286
Accrued taxes other than income	27,637	27,113
Accrued interest	11,525	11,365
Other	2,755	1,640

Total current liabilities	56,022	49,462

Long-term debt	628,916	603,860

Reserves and deferred credits	4,775	4,526

Commitments and contingencies (Note 7)
Partners' equity
Partners' capital	912,723	963,378
Accumulated other comprehensive income	2,262	3,762

Total partners' equity	914,985	967,140

Total liabilities and partners' equity	$1,604,698	$1,624,988

The accompanying notes are an integral part of these financial statements.

F-14 TC PIPELINES, LP

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF INCOME

Year Ended December 31 (in thousands)	2005	2004	2003

Operating revenue	$321,651	$329,115	$324,185
Operating expenses
Operations and maintenance	39,506	33,763	43,791
Depreciation and amortization	58,052	58,375	57,779
Taxes other than income	31,345	29,368	29,634

Operating expenses	128,903	121,506	131,204

Operating income	192,748	207,609	192,981

Interest expense
Interest expense	42,792	41,374	44,903
Interest expense capitalized	(157)	(18)	(46)

Interest expense, net	42,635	41,356	44,857

Other income (expense)
Allowance for equity funds used during construction	269	31	53
Other income	2,396	2,552	1,373
Other expense	(532)	(2,059)	(1,350)

Other income (expense), net	2,133	524	76

Net income to partners	$152,246	$166,777	$148,200

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31 (in thousands)	2005	2004	2003

Net income to partners	$152,246	$166,777	$148,200
Other comprehensive income:
Change associated with current period hedging transactions	(1,500)	(1,440)	(1,556)

Total comprehensive income	$150,746	$165,337	$146,644

The accompanying notes are an integral part of these financial statements.

2005 ANNUAL REPORT F-15

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CASH FLOWS

Year Ended December 31 (in thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income to partners	$152,246	$166,777	$148,200

Adjustments to reconcile net income to partners to net cash provided by operating activities:
Depreciation and amortization	58,404	58,740	58,144
Provisions for regulatory refunds	–	–	261
Regulatory refunds paid	–	–	(10,261)
Allowance for equity funds used during construction	(269)	(31)	(53)
Reserves and deferred credits	(665	(546)	1,001
Changes in components of working capital	(127)	(12,611)	(3,551)
Other	(3,128)	(6,180)	(471)

Total adjustments	54,215	39,372	45,070

Net cash provided by operating activities	206,461	206,149	193,270

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment, net	(28,555)	(10,569)	(12,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contributions from partners	–	205,000	–
Distributions to partners	(202,901)	(205,635)	(153,978)
Issuance of long-term debt	136,000	107,000	142,000
Retirement of long-term debt	(109,000)	(313,000)	(165,000)
Proceeds upon termination of derivatives	–	7,575	–
Debt reacquisition costs	–	(4,897)	–
Long-term debt financing costs	(321)	–	–

Net cash used in financing activities	(176,222)	(203,957)	(176,978)

Net change in cash and cash equivalents	1,684	(8,377)	3,374
Cash and cash equivalents at beginning of year	20,355	28,732	25,358

Cash and cash equivalents at end of year	$22,039	$20,355	$28,732

Changes in components of working capital:
Accounts receivable	$(6,677)	$(2,969)	$(4,908)
Materials and supplies	(157)	697	(97)
Prepaid expenses and other	149	578	(422)
Accounts payable	5,874	(9,731)	3,758
Accrued taxes other than income	524	(1,834)	573
Accrued interest	160	648	(2,455)

Total	$(127)	$(12,611)	$(3,551)

The accompanying notes are an integral part of these financial statements.

F-16 TC PIPELINES, LP

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CHANGES IN PARTNERS' EQUITY

(in thousands)	TC PipeLines Intermediate Limited Partnership	Northern Border Intermediate Limited Partnership	Accumulated Other Comprehensive Income	Total Partners' Equity

Partners' Equity at December 31, 2002	240,904	562,110	6,758	809,772
Net income to partners	44,460	103,740	–	148,200
Change associated with current period hedging transactions	–	–	(1,556)	(1,556)
Distributions paid	(46,193)	(107,785)	–	(153,978)

Partners' Equity at December 31, 2003	239,171	558,065	5,202	802,438
Net income to partners	50,033	116,744	–	166,777
Change associated with current period hedging transactions	–	–	(1,440)	(1,440)
Equity contributions received	61,500	143,500	–	205,000
Distributions paid	(61,690)	(143,945)	–	(205,635)

Partners' Equity at December 31, 2004	289,014	674,364	3,762	967,140
Net income to partners	45,674	106,572	–	152,246
Change associated with current period hedging transactions	–	–	(1,500)	(1,500)
Distributions paid	(60,870)	(142,031)	–	(202,901)

Partners' Equity at December 31, 2005	$273,818	$638,905	$2,262	$914,985

The accompanying notes are an integral part of these financial statements.

2005 ANNUAL REPORT F-17

NORTHERN BORDER PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND MANAGEMENT

Northern Border Pipeline Company (Northern Border Pipeline) is a Texas general partnership formed in 1978. The ownership percentages of the partners in Northern Border Pipelines' partners at December 31, 2005 and 2004 are as follows:

Partner	Ownership Percentage

Northern Border Intermediate Limited Partnership	70%
TC PipeLines Intermediate Limited Partnership	30%

Northern Border Pipeline owns a 1,249-mile natural gas transmission pipeline system extending from the United States-Canadian border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana.

Northern Border Pipeline is managed by a Management Committee that includes three representatives from Northern Border Intermediate Limited Partnership (Northern Border ILP) and one representative from TC PipeLines Intermediate Limited Partnership (TC PipeLines). Northern Border ILP's representatives are selected by its general partners, Northern Plains Natural Gas Company, LLC (Northern Plains), a wholly-owned subsidiary of ONEOK, Inc. (ONEOK), Pan Border Gas Company, LLC (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company (Northwest Border), a wholly-owned subsidiary of TransCanada PipeLines Limited, which is a subsidiary of TransCanada Corporation (TransCanada), an affiliate of TC PipeLines, and have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest.

In November 2004, ONEOK purchased Northern Plains and Pan Border from CCE Holdings, LLC (CCE Holdings). CCE Holdings, a joint venture between Southern Union Company and GE Commercial Finance Energy Financial, purchased Northern Plains and Pan Border as part of its acquisition of CrossCountry Energy LLC (CrossCountry) from Enron Corp.

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

The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains, as defined by an operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of Northern Plains. As part of the closing, ONEOK and CCE Holdings entered into a transition services agreement referred to as the "Northern Border Transition Services Agreement" covering certain transition services by and among ONEOK, CCE Holdings and Enron for a period of six months. Certain of the services previously provided by Enron are now being provided by ONEOK. For the years ended December 31, 2005, 2004, and 2003, Northern Border Pipeline's charges from Northern Plains and its current and former affiliates totaled approximately $20.1 million, $18.3 million and $25.6 million, respectively. See Note 12 for a discussion of Northern Border Pipeline's previous relationships with Enron and developments involving Enron.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make assumptions and use estimates that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from these estimates if the underlying assumptions are incorrect.

Government Regulation

Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission (FERC). Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are reflected on the balance sheet as regulatory assets.

F-18 TC PIPELINES, LP

At December 31, 2005 and 2004, Northern Border Pipeline has reflected regulatory assets, which are currently being recovered or are expected to be recovered from its shippers, of approximately $13.9 million and $11.8 million respectively, on the balance sheet. Northern Border Pipeline is recovering these regulatory assets from its shippers over varying time periods up to 44 years.

The following table presents a summary of regulatory assets, net of amortization, at December 31, 2005 and 2004.

December 31 (in thousands)	2005	2004

Fort Peck lease option costs	$4,402	$1,887
Unamortized loss on reacquired debt	1,503	2,630
Pipeline extension project	7,106	7,290
Other	842	–

Total regulatory assets	$13,853	$11,807

Northern Border Pipeline continually assesses the potential recovery of its regulatory assets based on such factors as regulatory changes and the impact of competition to determine the probability of future recovery of these assets. Northern Border Pipeline believes the recovery of the existing regulatory assets is probable. If Northern Border Pipeline determines future recovery is no longer probable, it would be required to write off the regulatory assets at that time.

Revenue Recognition

Northern Border Pipeline transports gas for shippers under a tariff regulated by the FERC. The tariff specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on Northern Border Pipeline's pipeline system. Northern Border Pipeline recognizes revenue according to each transportation contract for transportation service that is provided to its customers. Customers with firm service transportation agreements pay a reservation fee for capacity on the pipeline system known as a demand charge regardless of whether the shipper actually utilizes its reserved capacity. Firm service transportation customers also pay a fee based on the volume of natural gas transported. Customers with interruptible service transportation agreements may utilize available capacity on Northern Border Pipeline's pipeline system; however, service is subject to interruption if capacity if required for customers with firm service transportation agreements. Interruptible service customers are assessed a fee based only on the volume of natural gas transported. An allowance for doubtful accounts is recorded in situations where collectibility is not reasonably assured. Northern Border Pipeline does not own the gas that it transports, and therefore does not assume the related natural gas commodity risk.

Income Taxes

Income taxes are the responsibility of the partners and are not reflected in these financial statements. However, Northern Border Pipeline's FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its rates the income taxes which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of determining transportation rates in calculating the return allowed by the FERC, Partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $360 million and $355 million at December 31, 2005 and 2004, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these investments.

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

Natural Gas Imbalances

Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system or storage facility differs from the contractual amount of natural gas to be delivered or received. Northern Border Pipeline values these imbalances due to or from shippers and operators at an appropriate index price. Imbalances are made up in-kind, subject to the terms of Northern Border Pipeline's tariff.

2005 ANNUAL REPORT F-19

Imbalances due from others are reported on the balance sheet as accounts receivable. Imbalances owed to others are reported on the balance sheet as accounts payable. In addition, all imbalances are classified as current.

Risk Management

Northern Border Pipeline uses financial instruments in the management of its interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. Northern Border Pipeline does not use these instruments for trading purposes. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at their fair value. Northern Border Pipeline determines the fair value of a derivative instrument by the present value of its future cash flows based on market prices from third party sources. Northern Border Pipeline records changes in the derivative's fair value currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires Northern Boarder Pipeline to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. See Note 7 for a discussion of Northern Border Pipeline's derivative instruments and hedging activities.

Unamortized debt premium, discount and expense

Northern Border Pipeline amortizes premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instruments.

Operating Leases

Northern Border Pipeline has non-cancelable operating leases for office space and rights-of-way. Northern Border Pipeline records rent expense over the lease terms it becomes payable. If operating leases include escalating rental payments, Northern Border Pipeline determines the cumulative rental payments anticipated and recognize rent expense on a straight-line basis over the term of the lease.

Impairment of Long-Lived Assets

Northern Border Pipeline assesses its long-lived assets for impairment based on SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Loved Assets." A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may exceed its fair value. Fair values are based on the sum of the undiscounted future cash flows expected to result from the use an eventual disposition of the assets

Contingencies

Northern Border Pipeline's accounting for contingencies covers a variety of business activities including contingencies for legal exposures and environmental exposures. Northern Border Pipeline accrues these contingencies when its assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated in accordance with SFAS No. 5, "Accounting for Contingencies." Northern Border Pipeline bases its estimates on currently available facts and its estimate of the ultimate outcome or resolution. Actual results may differ from Northern Border Pipeline's estimates resulting in an impact, positive, or negative, on earnings.

Reclassifications

Certain reclassifications have been made to the financial statements for prior years to conform with the current year presentation.

3.    ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, Northern Border Pipeline adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation during the period in which the liability is incurred, if a reasonable estimate of fair value can be made. Effective December 31, 2005, Northern Border Pipeline adopted FASB Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations – an interpretation of SFAS No. 143." FIN 47 clarifies the term "conditional asset retirement obligation," as used in SFAS No. 143 and the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Northern Border Pipelinehas determined that asset retirement obligations exist for certain of its transmission assets; however, the fair value of the obligations cannot be determined because the end of the transmission system life is not determinable with the degree of accuracy necessary to currently establish a liability for the obligations.

4.    RATES AND REGULATORY ISSUES

The FERC regulates the rates and charges for transportation in interstate commerce. Natural gas companies may not charge rates that have been determined to be unjust and reasonable by the FERC. Generally, rates for interstate pipelines are based on the cost of service including recovery of and

F-20 TC PIPELINES, LP

a return on the pipeline's actual prudent historical cost investment. The rates and terms and conditions for service are found in each pipeline's FERC-approved tariff. Under its tariff, an interstate pipeline is allowed to charge for its services on the basis of stated transportation rates. Transportation rates are established periodically in FERC proceedings known as rate cases. The tariff also allows the interstate pipeline to provide services under negotiated and discounted rates.

As required by the provisions of the settlement of Northern Border Pipeline's last rate case, on November 1, 2005, it filed a rate case with the FERC. The rate case filing proposes, among other things, a 7.8% increase in Northern Border Pipeline's revenue requirement; a change to its rate design approach with a supply zone and market area utilizing a fixed rate and a dekatherm-mile rate, respectively; a compressor usage surcharge primarily to recover costs and implementation of a short-term, firm-service rate structure on a prospective basis. Also included in the filing is the continuation of the inclusion of income taxes in the calculation of Northern Border Pipeline's rates.

On December 1, 2005, the FERC issued an order in which the proposed changes were suspended until May 1, 2006, at which time the new rates would be collected subject to refund until final resolution of the rate case. Northern Border Pipeline expects the FERC will set issues for hearing, and unless it is able to reach a settlement with the FERC staff and its customers, final resolution of this matter may not occur until 2007. A t this time, Northern Border Pipeline can give no assurance as to the outcome on any of these issues.

In February 2003, Northern Border Pipeline filed to amend its FERC tariff to clarify the definition of company use gas, which is gas supplied by its shippers for its operations. Northern Border Pipeline has included in its retention of company use gas, quantities that were equivalent to the cost of electric power at its electric-driven compressor stations during the period of June 2001 through January 2003. On March 27, 2003, the FERC issued an order rejecting Northern Border Pipeline's proposed tariff sheet revision and requiring funds with interest within 90 days of the order. Northern Border Pipeline made refunds to its shippers of $10.3 million in May 2003.

5.    TRANSPORTATION SERVICE AGREEMENTS

Operating revenues are collected pursuant to the FERC tariff through firm transportation service agreements. The firm service agreements extend for various terms with termination dates that range from December 2005 to December 2013. Northern Border Pipeline also has interruptible transportation service agreements and other transportation service agreements with numerous shippers. Under the capacity release provisions of Northern Border Pipeline's FERC tariff, shippers are allowed to release all or part of their capacity either permanently for the full term of the contract or temporarily. A temporary capacity release does not relieve the original contract shipper from its payment obligations if the replacement shipper fails to pay for the capacity temporarily released to it.

At December 31, 2005, Northern Border Pipeline's largest shippers, BP Canada Energy Marketing Corp. (BP Canada) and Nexen Marketing, USA Inc. (Nexen), were obligated for approximately 20% and 12% of design capacity, respectively. The BP Canada and Nexen firm service agreements extend for various terms with termination dates from March 2006 to February 2012 and December 2005 to December 2010, respectively.

For the year ended December 31, 2005, shippers providing significant operating revenues were BP Canada, Nexen, EnCana Marketing U.S.A. Inc. (EnCana) and Cargill Inc. (Cargill) with revenues of $56.1 million, $38.1 million, $37.9 million and $34.1 million, respectively. For the year ended December 31, 2004, shippers providing significant operating revenues were BP Canada and EnCana with revenues of $65.6 million and $56.3 million, respectively. For the year ended December 31, 2003, Northern Border Pipeline's significant shippers were BP Canada, EnCana, and Pan-Alberta Gas (U.S) Inc. (Pan Alberta) with operating revenues of $54.7 million, $32.9 million and $45.5 million, respectively.

At December 31, 2005 and 2004, Northern Border Pipeline had contracted firm capacity held by one shipper affiliated with one of its general partners. ONEOK Energy Services Company LP (ONEOK Energy Services), a subsidiary of ONEOK, holds firm service agreements representing approximately 3% of design capacity at December 31, 2005. The firm service agreements with ONEOK Energy Services extend for various terms with termination dates that range from February 2006 to March 2009. ONEOK Energy Services became affiliated with Northern Border Pipeline on November 17, 2004, in connection with ONEOK's purchase of Northern Plains. Revenues from ONEOK Energy Services for 2005 and the period from the date of affiliation to December 31, 2004 was $7.7 million and $1.1 million, respectively. At December 31, 2005 and 2004, Northern Border Pipeline had outstanding receivables from ONEOK Energy Services of $0.9 million and $0.8 million, respectively. In 2003, there was no operating revenue from Northern Border Pipeline's affiliates.

2005 ANNUAL REPORT F-21

6.    CREDIT FACILITIES AND LONG-TERM DEBT

Detailed information on long-term debt is as follows:

December 31 (in thousands)	2005	2004

2005 Pipeline Credit Agreement – average 5.11% at December 31, 2005, due 2010	$27,000	$–
1999 Pipeline Senior Notes – 7.75%, due 2009	200,000	200,000
2001 Pipeline Senior Notes – 7.50%, due 2021	250,000	250,000
2002 Pipeline Senior Notes – 6.25%, due 2007	150,000	150,000
Unamortized debt premium	1,916	3,860

Long-term debt	$628,916	$603,860

Northern Border Pipeline has entered into revolving credit facilities that are used for capital expenditures, acquisitions and general business purposes and for refinancing existing indebtedness. Northern Border Pipeline entered into a $175 million five-year credit agreement (2005 Pipeline Credit Agreement) with certain financial institutions in May 2005. At Northern Border Pipeline's option, the interest rate on the outstanding borrowings may be the lender's base rate or the London Interbank Offered Rate (LIBOR) plus a spread that is based on its long-term unsecured debt ratings. The 2005 Pipeline Credit Agreement permits Northern Border Pipeline to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border Pipeline is required to pay a fee on the principal commitment amount of $175 million.

On December 1, 2004, Northern Border Pipeline redeemed $75 million of the 6.25% Senior Notes due 2007 (2002 Pipeline Senior Notes. In connection with the redemption, Northern Border Pipeline was required to pay a premium of $4.8 million, incurred a $0.4 million loss related to the unamortized debt costs and discount associated with the debt and received $2.5 million from the termination of interest rate swaps associated with the debt (see Note 7). The net loss of $2.7 million from the redemption is recorded as a loss on reacquired debt and amortized to interest expense over the remaining life of the 2002 Pipeline Senior Notes. During the years ended December 31, 2005 and 2004, Northern Border Pipeline amortized approximately $1.1 million and $0.1 million, respectively, to interest expense. At December 31, 2005 and 2004, the net unamortized loss on reacquired debt was $1.5 million and $2.6 million, respectively, which is recorded in regulatory assets on the balance sheet.

Interest paid, net of amounts capitalized, during the years ended December 31, 2005, 2004 and 2003 was $44.1 million, $41.1 million and $47.8 million, respectively.

Aggregate required repayments of long-term debt for the next five years are $150 million in 2007, $200 million in 2009 and $27 million in 2010. Aggregate required repayments of long-term debt thereafter total $250 million. There are no required repayment obligations for 2006 or 2008.

Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios, leverage ratios and interest coverage ratios that restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to its partners. The 2005 Pipeline Credit Agreement requires the maintenance of a ratio of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. The 2005 Pipeline Credit Agreement also requires the maintenance of the ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.5 to 1. Pursuant to the 2005 Pipeline Credit Agreement, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA is increased to 5 to 1 for two calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2005 Pipeline Agreement may become due and payable immediately. At December 31, 2005, Northern Border Pipeline was in compliance with its financial covenants.

The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the aggregate of the 1999 Pipeline Senior Notes, 2001 Pipeline Senior Notes and 2002 Pipeline Senior Notes was approximately $637 million and $652 million at December 31, 2005 and 2004, respectively. Northern Border Pipeline presently intends to maintain the current schedule of maturities for the 1999 Pipeline Senior Notes, the 2001 Pipeline Senior Notes and the 2002 Pipeline Senior Notes, which will result in no gains or losses on their respective repayments. The fair value of Northern Border Pipeline's variable rate debt approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

F-22 TC PIPELINES, LP

During the years ended December 31, 2005, 2004, and 2003, respectively, Northern Border Pipeline amortized approximately $1.5 million, $1.4 million, and $1.6 million related to the terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize approximately $1.6 million as a reduction to interest expense in 2006.

In November 2004, Northern Border Pipeline terminated its interest rate swap agreements with notional amounts of $225 million and received $7.5 million. Of the total proceeds, $2.5 million related to the redemption of $75 million of the 2002 Pipeline Senior Notes (see Note 6). The remaining $5.0 million is recorded in long-term debt with such amount amortized to interest expense over the remaining life of the interest rate swap agreements. During the years ended December 31, 2005 and 2004, Northern Border Pipeline amortized approximately $2.1 million and $0.2 million, respectively, as a reduction to interest expense. Northern Border Pipeline expects to amortize approximately $2.1 million as a reduction of interest expense in 2006 for these agreements.

8.    COMMITMENTS AND CONTINGENCIES

Operating Leases

Future minimum lease payments under non-cancelable operating leases on office space and rights-of-way are as follows (in thousands):

Year ending December 31,
2006	$2,511
2007	2,511
2008	2,511
2009	2,511
2010	2,186
Thereafter	64,849

$77,079

Expenses incurred related to these lease obligations for the years ended December 31, 2005, 2004 and 2003 were $0.6 million, $0.6 million, and $0.7 million, respectively.

Cash Balance Plan

As further discussed in Note 12, on December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate the Enron Corp. Cash Balance Plan and certain other defined benefit plans. Northern Border Pipeline recorded estimated charges associated with the termination of the Cash Balance Plan of $3.1 million in 2003. In 2004, Northern Border Pipeline reduced its expense by $3.1 million, since it determined it is no longer liable for termination costs of the Cash Balance Plan (see Note 11).

Capital Expenditures

Total capital expenditures for 2006 are estimated to be $23 million. Funds required to meet the capital expenditures for 2006 are anticipated to be provided primarily by borrowings under the 2005 Pipeline Credit Agreement, contributions from Northern Border Pipeline's partners and operating cash flows.

Environmental Matters

Northern Border Pipeline is not aware of any material contingent liabilities with respect to compliance with applicable environmental laws and regulations.

Other

On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation (Tribes) filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3.0 million in back taxes, together with interest and penalties. The lawsuit related to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. The Tribes and Northern Border Pipeline, through a mediation process, reached a settlement with respect to pipeline right-of-way lease and taxation issues documented through an Option Agreement and Expanded Facilities Lease executed in August 2004. The settlement grants to Northern Border Pipeline, among other things: (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011, for a term of 25 years with a renewal right for an additional 25 years; (ii) a right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. In consideration of this option and other benefits, Northern Border Pipeline paid a lump sum amount of $7.4 million and will make additional annual option payments of approximately $1.5 million thereafter through March 31, 2011. Of the amount paid in 2004, $1.0 million was determined to be a settlement of previously accrued property taxes. The remainder has been recorded in other assets on the balance sheet. Northern Border Pipeline will seek regulatory recovery from the settlement in its pending rate case.

2005 ANNUAL REPORT F-23

Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on its results of operations or financial position.

9.    CASH DISTRIBUTION POLICY

The Northern Border Pipeline's partnership agreement provides that distributions to its partners are to be made on a pro rata basis according to each partner's capital account balance. The Northern Border Pipeline Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, Northern Border Pipeline's cash distribution policy requires the unanimous approval of its Management Committee. In December 2003, Northern Border Pipeline's Management Committee voted to (i) issue equity cash calls to its partners in the total amount of $130 million in early 2004 and $90 million in 2007; (ii) fund future growth capital expenditures with 50% equity capital contributions from its partners; and (iii) change its cash distribution policy. Effective January 1, 2004, cash distributions are equal to 100% of distributable cash flow as determined from Northern Border Pipeline's financial statements based upon earnings before interest, taxes, depreciation and amortization less interest expense and maintenance capital expenditures. On November 30, 2004, Northern Border Pipeline issued an equity cash call to its partners in the total amount of $75 million, which was utilized to repay existing bank debt. This equity contribution will reduce the previously approved 2007 equity cash call from $90 million to $15 million.

10.    QUARTERLY FINANCIAL DATA (Unaudited)

(in thousands)	Operating Revenues	Operating Income	Net Income to Partners

2005
First Quarter	$82,825	$51,035	$40,631
Second Quarter	69,786	38,781	28,763
Third Quarter	89,008	55,767	46,177
Fourth Quarter	80,032	47,165	36,675

2004
First Quarter	$83,307	$51,819	$41,757
Second Quarter	81,532	50,836	41,597
Third Quarter	81,609	47,894	37,580
Fourth Quarter	82,667	57,060	46,143

11.    OTHER INCOME (EXPENSE)

Other income (expense) on the statement of income includes such items as investment income, nonoperating revenues and expenses, and nonrecurring other income and expense items. For the years ended December 31, 2005, 2004 and 2003, other income included income from interconnections constructed of $0.2 million, $0.7 million and $0.1 million, respectively. Other income for 2005 also included an adjustment to allowance for doubtful accounts of $0.4 million. Other income for 2004 also included an adjustment to reserves previously established of $0.4 million. Other expense for the year ended December 31, 2004, included approximately $0.6 million due to reserves established for costs associated with a potential future project and $0.5 million of bad debt expense. For the year ended December 31, 2003, other expense included $0.6 million for a repayment of amounts previously received for vacated microwave frequency bands.

12.    RELATIONSHIPS WITH ENRON

In December 2001, Enron and certain of its subsidiaries filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. Until November 17, 2004, Northern Plains and Pan Border were subsidiaries of Enron. Northern Plains and Pan Border were not among the Enron companies filing for Chapter 11 protection.

Enron North America Corp. (Enron North America), a wholly owned subsidiary of Enron that is in bankruptcy, was a party to transportation contracts which obligated Enron North America to pay for 3.5% of Northern Border Pipeline's capacity. Through the bankruptcy court proceeding in 2002, Enron North America rejected and terminated all of its firm transportation contracts on Northern Border Pipeline. Northern Border Pipeline had previously fully reserved for amounts invoiced to Enron North America. Since Enron guaranteed the obligations of Enron North America under those contacts, Northern Border Pipeline filed claims against both Enron North America and Enron for damages in the bankruptcy proceedings. As a result of a settlement agreement between Enron North America, Enron and Northern Border Pipeline, each of Enron North America and Enron have agreed to allow Northern

F-24 TC PIPELINES, LP

Border Pipeline's claim of approximately $20.6 million. In 2004, Northern Border Pipeline adjusted its allowance for doubtful accounts to reflect an estimated recovery of $1.1 million for the claims. In June 2005, Northern Border Pipeline executed term sheets with a third party for the sale of its bankruptcy claims for transportation contracts and associated guarantees held against Enron and Enron North America. Proceeds from the sale of the claims were $11.1 million. In the second quarter of 2005, Northern Border Pipeline made an adjustment to its allowance for doubtful accounts of $0.6 million to reflect the agreement for the sale. In the third quarter of 2005, Northern Border Pipeline recognized revenue of $9.4 million as a result of the sale.

On December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate, the Cash Balance Plan and certain other defined benefit plans of Enron's affiliates (the Plans) in 'standard terminations' within the meaning of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

Northern Plains was considered a member of Enron's ERISA controlled group of corporations. As of December 31, 2003, approximately $3.1 million was estimated for Northern Border Pipeline's proportionate allocation of Northern Plains' proportionate share of the up to $200 million estimated termination costs for the Plans authorized by the Bankruptcy Court order. Since under the operating agreement with Northern Plains, these costs could be the Northern Border Pipeline's responsibility, $3.1 million was accrued to satisfy claims of reimbursement for these termination costs.

As a result of further evaluation and negotiation of Enron's proposed allocation of the termination costs, Northern Plains advised Northern Border Pipeline that no claim of reimbursement of the termination costs would be made, resulting in an adjustment in reserves during 2004 of $3.1 million for the termination costs. Pursuant to the agreement whereby ONEOK purchase Northern Plains and NBP Services, the purchase price under the agreements was deemed to include all contributions which otherwise would have been allocable to Northern Plains.

13.    ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. Northern Plains also adopted SFAS No. 123R as of January 1, 2006, and will charge Northern Border Pipeline for its proportionate share of the expense recorded by Northern Plains. The impact of adopting SFAS No. 123R does not have a material impact on Northern Border Pipeline's results of operations or financial position.

In June 2005, the FERC issued guidance describing how FERC-regulated companies should account for costs associated with implementing the pipeline integrity management requirements of the U.S. Department of Transportation's Office of Pipeline Safety. Under the guidance, costs to 1) prepare a plan to implement the program, 2) identify high consequence areas, 3) develop and maintain a record keeping system and 4) inspect, test and report on the condition of affected pipeline segments to determine the need for repairs or replacements, are required to be expensed. Costs of modifying pipelines to permit in-line inspections, certain costs associated with developing or enhancing computer software and costs associated with remedial and mitigation actions to correct an identified condition can be capitalized. The guidance is effective January 1, 2006, to be applied prospectively. The effect of adopting this order is not expected to be material to Northern Border Pipeline's results of operations or financial position.

14.    SUBSEQUENT EVENTS

Northern Border Pipeline makes distributions to it general partners approximately one month following the end of the quarter. A cash distribution of approximately $45 million was declared and paid on February 1, 2006, for the fourth quarter of 2005.

On February 14, 2006, Northern Border Pipeline's general partners entered into a Partnership Interest Purchase and Sale Agreement (PIPA) dated as of December 31, 2005, under which Northern Border Partners, L.P.(Northern Border Partners), parent company of Northern Border ILP, agreed to sell a 20% partnership interest in Northern Border Pipeline to TC PipeLines in exchange for an aggregate cash amount of $300 million and the assumption of certain liabilities and obligations. The PIPA contains customary and other closing conditions that, if not satisfied or waived, would result in the sale not occurring.

Upon closing of the sale of the 20% partnership interest several things will occur including: (1) Northern Border Pipeline's general partners will amend its partnership agreement, the Northern Border Pipeline Company General Partnership Agreement, to modify certain governance and operating terms; (2) TC PipeLines will appoint a new Management Committee chairman and other members of the Management Committee may change; (3) Northern Border Pipeline's current operator, Northern Plains or one of its affiliates, will enter into a transition services agreement with TransCanada or one of its affiliates, for reimbursement of all transitional support expenses incurred for the period from closing until April 1, 2007; (4) Northern Border Pipeline will enter into a pipeline operating agreement with an affiliate of TransCanada, under which the affiliate of TransCanada will become Northern Border Pipeline's operator; and (5) Northern Border Pipeline will adopt certain changes to its cash distribution policy related to financial ratio targets and capital contributions.

2005 ANNUAL REPORT F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

Northern Border Pipeline Company:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Northern Border Pipeline Company as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 included in this Form 10-K, and have issued our report thereon dated March 2, 2006.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Pipeline Company listed in Item 15 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ KPMG LLP

Omaha, Nebraska
March 2, 2006

SCHEDULE II S-1

NORTHERN BORDER PIPELINE COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
				Deductions For Purpose For Which Reserves Were Created
Description (in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Year

Reserve for regulatory issues
2005	$1,955	$25	$–	$1,350	$630
2004	$6,315	$640	$–	$5,000	$1,955
2003	$12,294	$4,282	$–	$10,261	$6,315
Allowance for doubtful accounts
2005	$4,208	$172	$–	$4,380	$–
2004	$4,815	$523	$–	$1,130	$4,208
2003	$4,805	$10	$–	$–	$4,815

S-2 TC PIPELINES, LP

QuickLinks