Form 10-Q
period 2006-03-31
TC PIPELINES LP
filed 2006-05-04
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                                             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                             Accelerated filer ☒                                                                                          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                             No ☒

As of May 4, 2006, there were 17,500,000 of the registrant’s common units outstanding.

TC PIPELINES, LP

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

(unaudited)	Three months ended March 31
(millions of dollars except per unit amounts)	2006	2005

Equity income from investment in Northern Border Pipeline	11.2	12.2
Equity income from investment in Tuscarora	2.0	2.0
General and administrative expenses	(0.6)	(0.5)
Financial charges and other	(0.2)	(0.3)
Net income	12.4	13.4

Net income allocation
Common units	11.7	12.7
General partner	0.7	0.7
	12.4	13.4

Net income per unit	$0.67	$0.72

Units outstanding (millions)	17.5	17.5

Statement of Comprehensive Income

(unaudited)	Three months ended March 31
(millions of dollars)	2006	2005

Net income	12.4	13.4
Other comprehensive income
Change associated with current period hedging transactions of investees	(0.1)	(0.1)
Total comprehensive income	12.3	13.3

See accompanying notes to the financial statements.

Balance Sheet

(millions of dollars)	March 31, 2006	December 31, 2005
	(unaudited)

Assets
Current assets
Cash and short-term investments	1.8	2.3
Investment in Northern Border Pipeline	276.7	274.5
Investment in Tuscarora	38.7	38.9
	317.2	315.7
Liabilities and Partners’ Equity
Current liabilities
Accrued liabilities	0.5	0.6
Current portion of long-term debt	13.5	13.5
	14.0	14.1
Partners’ equity
Common units	296.1	294.4
General partner	6.5	6.5
Accumulated other comprehensive income	0.6	0.7
	303.2	301.6
	317.2	315.7

Subsequent Events (Note 4 and Note 8)

Statement of Cash Flows

(unaudited)	Three months ended March 31, 2006
(millions of dollars)	2006	2005

Cash Generated From Operations
Net income	12.4	13.4
Add/(deduct):
Decrease in operating working capital	(0.1)	(0.2)
	12.3	13.2
Investing Activities
Return of capital from Northern Border Pipeline	2.3	4.0
Return of capital from Tuscarora	0.2	0.1
Investment in Northern Border Pipeline	(4.6)	—
	(2.1)	4.1
Financing Activities
Distributions paid	(10.7)	(10.7)
Long-term debt repaid	—	(6.5)
	(10.7)	(17.2)
Increase/(decrease) in cash	(0.5)	0.1
Cash and short-term investments, beginning of period	2.3	2.5
Cash and short-term investments, end of period	1.8	2.6

Interest payments made	0.2	0.3

See accompanying notes to the financial statements.

Statement of Changes in Partners’ Equity

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Income	Partners’ Equity
	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of units)	(millions of dollars)

Partners’ equity at December 31, 2005	17.5	294.4	6.5	0.7	17.5	301.6
Net income	—	11.7	0.7	—	—	12.4
Distributions paid	—	(10.0)	(0.7)	—	—	(10.7)
Other comprehensive income	—	—	—	(0.1)	—	(0.1)
Partners’ equity at March 31, 2006	17.5	296.1	6.5	0.6	17.5	303.2

See accompanying notes to the financial statements.

Notes to Financial Statements

(unaudited)

Note 1             Basis of Presentation

TC PipeLines, LP, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership. TC PipeLines was formed by TransCanada PipeLines Limited, a subsidiary of TransCanada Corporation (collectively referred to herein as TransCanada), to acquire, own and participate in the management of United States (U.S.) - based pipeline assets. The Partnership commenced operations on May 28, 1999.

The financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Amounts are stated in U.S. dollars. Other comprehensive income recorded by TC PipeLines arises through its equity investments in Northern Border Pipeline Company (Northern Border Pipeline) and Tuscarora Gas Transmission Company (Tuscarora) and relates to cash flow hedges transacted by Northern Border Pipeline and Tuscarora. Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment. In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three months ended March 31, 2006 and 2005, the financial position as at March 31, 2006 and December 31, 2005, cash flows for the three months ended March 31, 2006 and 2005, and statement of partners’ equity at March 31, 2006.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2005.

Note 2             Investment in Northern Border Pipeline

At March 31, 2006, the Partnership owned a 30% general partner interest in Northern Border Pipeline, a Texas general partnership which owns a 1,249-mile United States interstate pipeline system that transports natural gas from the U.S. - Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana for its customers. Northern Border Pipeline’s pipeline system connects with multiple pipelines providing shippers access to the various natural gas markets served by those pipelines. The remaining 70% partnership interest in Northern Border Pipeline was held by Northern Border Partners, L.P. (Northern Border Partners), a publicly traded limited partnership. The 2% general partnership interest in Northern Border Partners was controlled by affiliates of ONEOK, Inc. (ONEOK), which held a 1.65% interest, and TransCanada, parent of TC PipeLines’ general partner, which held the remaining 0.35% general partner interest. The Northern Border Pipeline system is operated by Northern Plains Natural Gas Company, LLC (Northern Plains), a wholly owned subsidiary of ONEOK. Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

In April 2006, the Partnership completed the acquisition of a 20% general partnership interest in Northern Border Pipeline. The Partnership and Northern Border Partners each now hold a 50% interest in Northern Border Pipeline. The 2% general partnership interest in Northern Border Partners is now controlled by ONEOK. A subsidiary of TransCanada will become the operator of Northern Border Pipeline in April 2007. Additional information about the acquisition is included in this section under Note. 8  Subsequent Events.

The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline. TC PipeLines’ equity income for the three months ended March 31, 2006 and 2005 includes 30% of the net income of Northern Border Pipeline for the same periods. There were no undistributed earnings from Northern Border Pipeline as at March 31, 2006 and December 31, 2005.

The following table sets out summarized financial information representing 100% of the operations of Northern Border Pipeline for the three months ended March 31, 2006 and 2005 and as at March 31, 2006 and December 31, 2005. TC PipeLines has held its general partner interest since May 28, 1999.

Northern Border Pipeline Income Statement

(unaudited)	Three months ended March 31
(millions of dollars)	2006	2005
Revenues	79.8	82.8
Costs and expenses	(17.5)	(17.4)
Depreciation	(14.6)	(14.4)
Financial charges	(10.7)	(10.6)
Other income	0.4	0.2
Net income	37.4	40.6

Northern Border Pipeline amortized approximately $0.4 million for each of the three months ended March 31, 2006 and 2005, respectively, related to terminated interest rate swap agreements as a reduction to financial charges from accumulated other comprehensive income.

Certain reclassifications were made to Northern Border Pipeline’s 2005 financial statements to conform to the current year presentation.

Northern Border Pipeline Balance Sheet

(millions of dollars)	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	15.0	22.0
Other current assets	34.4	45.7
Plant, property and equipment, net	1,511.5	1,516.1
Other assets	22.6	20.9
	1,583.5	1,604.7
Liabilities and Partners’ Equity
Current liabilities	52.7	56.0
Reserves and deferred credits	5.1	4.8
Long-term debt	608.4	628.9
Partners’ equity
Partners’ capital	915.4	912.7
Accumulated other comprehensive income	1.9	2.3
	1,583.5	1,604.7

Note 3             Investment in Tuscarora

The Partnership owns a 49% general partner interest in Tuscarora, a Nevada general partnership, which owns a 240-mile United States interstate pipeline system that transports natural gas from Oregon, where it interconnects to TransCanada’s Gas Transmission Northwest System (GTN), to northern Nevada. The remaining general partner interests in Tuscarora are held 50% by Sierra Pacific Resources and 1% by TransCanada. The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources. Sierra Pacific Power Company (Sierra Pacific Power) a wholly-owned subsidiary of Sierra Pacific Resources is Tuscarora’s largest shipper, accounting for approximately 69% of total available capacity through 2017. On September 1, 2000, the Partnership acquired its interest in Tuscarora from a subsidiary of TransCanada. As a result of the acquisition allocation, an annual amortization of $0.4 million has been included in the Partnership’s equity income from Tuscarora. The amortization period ends in 2025. Tuscarora is regulated by the FERC.

The Partnership uses the equity method of accounting for its investment in Tuscarora. TC PipeLines’ equity income for the three months ended March 31, 2006 and 2005 includes 49% of the net income of Tuscarora for the same periods. There were no undistributed earnings from Tuscarora as at March 31, 2006 and December 31, 2005. The following table sets out summarized financial information representing 100% of the operations of Tuscarora for the three months ended March 31, 2006 and 2005 and as at March 31, 2006 and December 31, 2005. TC PipeLines has held its general partner interest since September 1, 2000.

Tuscarora Income Statement

(unaudited)	Three months ended March 31
(millions of dollars)	2006	2005
Revenues	8.3	8.3
Costs and expenses	(1.2)	(1.1)
Depreciation	(1.6)	(1.5)
Financial charges	(1.4)	(1.5)
Other income	0.1	—
Net income	4.2	4.2

Tuscarora Balance Sheet

(millions of dollars)	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	6.4	3.8
Other current assets	3.0	3.0
Plant, property and equipment, net	130.2	131.6
Other assets	1.4	1.4
	141.0	139.8
Liabilities and Partners’ Equity
Current liabilities	8.2	6.8
Long-term debt	71.1	71.1
Partners’ equity
Partners’ capital	61.6	61.8
Accumulated other comprehensive income	0.1	0.1
	141.0	139.8

Note 4             Credit Facilities and Long-Term Debt

On February 28, 2006 the Partnership renewed a $20.0 million unsecured credit facility (Revolving Credit Facility) with JPMorgan Chase Bank, NA, as administrative agent. Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 0.75% or 1.00% if total debt is greater than or equal to 15% of capitalization, or at a floating rate based on the higher of the federal funds effective rate plus 0.5% and the prime rate. The Revolving Credit Facility matures on February 27, 2007. Amounts borrowed may be repaid in part or in full prior to that time without penalty. The Revolving Credit Facility may be used to fund capital expenditures, to fund capital contributions to Northern Border Pipeline, Tuscarora and any other entity in which the Partnership directly or indirectly acquires an interest, to fund working capital and for other general business purposes, including temporary funding of cash distributions to unitholders and the general partner, if necessary. The maximum leverage ratio permitted under the Revolving Credit Facility provides that the Partnership’s total debt, as at the last day of the first, second and third quarters of 2006, shall not be greater than the lesser of (i) 56.5% of capitalization or (ii) 5 times consolidated adjusted EBITDA (net income plus interest expense and cash distributions less equity earnings) for the four quarter period then ended. Commencing on the last day of the fourth quarter of 2006, the maximum leverage ratio reverts to the existing ratio, which is the lesser of (i) 35% of capitalization as at the last day of such fiscal quarter, or (ii) 2.5 times the consolidated adjusted EBITDA for the period consisting of such fiscal quarter and the three preceding fiscal quarters. The Partnership had $13.5 million outstanding under the Revolving Credit Facility at March 31, 2006 and December 31, 2005. The interest rate on the Revolving Credit Facility averaged 5.55% and 4.40% for March 31, 2006 and December 31, 2005, respectively and at March 31, 2006 and December 31, 2005, the interest rate was 5.61% and 5.62%, respectively.

On March 31, 2006, the Partnership entered into an unsecured credit agreement for a $310 million credit facility (Bridge Loan Credit Facility) with Citigroup Global Markets Inc. and UBS Loan Finance (UBS), as joint lead arrangers and joint book managers, Citicorp North America, Inc., as administrative agent and a lender, UBS, as syndication agent and a lender, Mizuho Corporate Bank, Ltd. and Bank of Tokyo-Mitsubishi UFJ, as co-documentation agents and lenders, and SunTrust Bank, as a lender. Borrowings under the Bridge Loan Credit Facility will bear interest, at the option of the Partnership, on the LIBOR or the base rate plus, in either case, an applicable margin. The base rate will equal the higher of Citibank’s base rate or 0.5% above the federal funds rate. The applicable margin is based on the Partnership’s leverage ratio. The applicable margin ranges between 0.875% and 1.250% for LIBOR loans and between 0% and 0.250% for base rate loans. The applicable margin increases by 0.125% per annum on March 31, 2007 and further increases by 0.25% per annum on September 30, 2007. The Bridge Loan Credit Facility matures on March 31, 2008, at which time all amounts outstanding will be due and payable. The Bridge Loan Credit Facility requires that the Partnership maintain a leverage ratio of no more than 4.5 to 1.0 times at any time and an interest coverage ratio of not less than 3.5 to 1.0 at the end of any fiscal quarter. On April 5, 2006, the Partnership borrowed $307 million under the Bridge Loan Credit Facility to finance the purchase price and $10 million in transaction costs payable in connection wit the Partnership’s acquisition of an additional 20% general partnership interest in Northern Border Pipeline. The remaining $3 million commitment under the Bridge Loan Credit Facility was terminated.

Note 5             Net Income per Unit

Net income per unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common units outstanding. The general partner’s allocation is equal to an amount based upon the general partner’s 2% interest, adjusted to reflect an amount equal to incentive distributions. Net income per unit was determined as follows:

(unaudited)	Three months ended March 31
(millions of dollars except per unit amounts)	2006	2005
Net income	12.4	13.4
Net income allocated to general partner
General partner interest	(0.2)	(0.2)
Incentive distribution income allocation	(0.5)	(0.5)
	(0.7)	(0.7)
Net income allocable to units	11.7	12.7
Weighted average units outstanding (millions)	17.5	17.5
Net income per unit	$0.67	$0.72

Note 6             Distributions

On April 18, 2006, the Board of Directors of the general partner declared the Partnership’s 2006 first quarter cash distribution. The first quarter cash distribution is payable on May 15, 2006 to unitholders of record as of April 28, 2006. The total cash distribution of $10.7 million will be paid in the following manner: $10.0 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Note 7             Capital Requirements

The Partnership contributed $3.1 million in the three months ended March 31, 2006, representing its then 30% share of a $10.3 million cash call issued by Northern Border Pipeline to its partners on March 29, 2006. The funds were used by Northern Border Pipeline to fund the Chicago III Expansion Project. The payment to Northern Border Pipeline was funded through the use of cash from operations. The Partnership also incurred costs of $1.5 million for the three months ended March 31, 2006, related to the acquisition of an additional 20% of general partner interest in Northern Border Pipeline.

Note 8             Subsequent Events

On April 6, 2006, TC PipeLines announced it has closed its acquisition of an additional 20% general partnership interest in Northern Border Pipeline for approximately $297 million plus $10 million in transaction costs payable to a subsidiary of TransCanada. TC PipeLines has also indirectly assumed approximately $120 million of debt of Northern Border Pipeline. TC PipeLines now holds a 50% interest in Northern Border Pipeline. TC PipeLines anticipates to account for its interest in Northern Border Pipeline using equity accounting.

The Partnership initially funded the transaction through the Bridge Loan Credit Facility and intends to refinance the loan under this facility with a combination of equity and debt.

In connection with this transaction, in April 2007, a subsidiary of TransCanada will become the operator of Northern Border Pipeline, which is currently operated by Northern Plains.

Northern Border Pipeline declared and paid a distribution of approximately $48.6 million on May 1, 2006. The Partnership received its 50% share ($24.3 million) on May 1, 2006.

Tuscarora declared a distribution of approximately $4.5 million on April 17, 2006. The Partnership received its 49% share ($2.2 million) on April 28, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

TC PipeLines, LP

Cautionary Statement Regarding Forward-Looking Information

A number of statements made by TC PipeLines in this quarterly report are forward-looking and relate to, among other things, anticipated financial performance, business prospects, strategies, market forces and commitments of TC PipeLines. All forward-looking statements are based on the Partnership’s beliefs as well as assumptions made by and information currently available to the Partnership. The Partnership assumes no obligation to update any such forward-looking statements to reflect events or circumstances as occurring after the date hereof. Words such as “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend”, “forecast”, and similar expressions, identify forward-looking statements. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-Q. These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•                                          the Partnership’s 50% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora represent its only material assets. As a result, the Partnership is dependent upon Northern Border Pipeline and Tuscarora for all of its available cash;

•                                          operation of Northern Border Pipeline by affiliates of ONEOK and any further developments in Enron’s filing of bankruptcy protection;

•                                          regulatory decisions, particularly those of the FERC;

•                                          orders by the FERC which are significantly different than Northern Border Pipeline’s assumptions related to the November 2005 rate case;

•                                          the ability of Northern Border Pipeline to recontract its capacity and the transportation rates at which that capacity is contracted;

•                                          the ability of Northern Border Pipeline and Tuscarora to recover costs in its rates;

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

and other risks are discussed in the Partnership’s filings with the Securities and Exchange Commission (SEC), including under Item 1A, “Risk Factors,” in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005. By its nature, such forward-looking information is subject to various risks and uncertainties, which could cause TC PipeLines’ actual results and experience to differ materially from the anticipated results or other expectations expressed in this quarterly report.

Results of Operations of TC PipeLines, LP

As a result of the Partnership’s ownership interests in both Northern Border Pipeline and Tuscarora, the following discusses first the results of operations and liquidity and capital resources of TC PipeLines, then those of each of Northern Border Pipeline and Tuscarora in their entirety.

The following discussions of the financial condition and results of operations of the Partnership, Northern Border Pipeline and Tuscarora should be read in conjunction with the financial statements and notes thereto of the Partnership included elsewhere in this report (see Item 1. Financial Statements). For more detailed information regarding the basis of presentation for the following financial information, see the notes to the financial statements of the Partnership.

Overview

TC PipeLines, LP was formed in 1998 as a Delaware limited partnership to acquire, own and participate in the management of United States-based pipeline assets. TC PipeLines, LP and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, are collectively referred to herein as “TC PipeLines” or “the Partnership.”  TC PipeLines GP, Inc., an indirect wholly owned subsidiary of TransCanada PipeLines Limited, which is a wholly owned subsidiary of TransCanada, is the general partner of the Partnership. At March 31, 2006, the Partnership owned a 30% general partner interest in Northern Border Pipeline and a 49% general partner interest in Tuscarora. More information about the Partnership’s acquisition of an additional 20% general partner interest in Northern Border Pipeline is included in this section under “Recent Developments.”

Recent Developments

On April 6, 2006, TC PipeLines announced it has closed its acquisition of an additional 20% general partnership interest in Northern Border Pipeline for approximately $297 million plus $10 million in transaction costs payable to a subsidiary of TransCanada. TC PipeLines has also indirectly assumed approximately $120 million of debt of Northern Border Pipeline. TC PipeLines now holds a 50% interest in Northern Border Pipeline. TC PipeLines anticipates to account for its interest in Northern Border Pipeline using equity accounting.

The Partnership initially funded the transaction through a bridge loan credit facility and intends to refinance the loan under this facility with a combination of equity and debt.

In connection with this transaction, in early 2007 a subsidiary of TransCanada will become operator of Northern Border Pipeline, which is currently operated by Northern Plains.

Investment in Northern Border Pipeline Company

Northern Border Pipeline owns a 1,249-mile United States interstate pipeline system that transports natural gas from the United States – Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana for its customers. Northern Border Pipeline’s pipeline system connects with multiple pipelines providing shippers access to the various natural gas markets served by those pipelines. The Partnership owns a 50% general partner interest in Northern Border Pipeline.

The remaining 50% general partner interest in Northern Border Pipeline is held by Northern Border Partners, a publicly traded limited partnership. The management committee of Northern Border Pipeline consists of four members. TC PipeLines and Northern Border Partners each designated two members of the management committee and each have 50% of the voting power of the management committee.

Northern Plains, an affiliate of Northern Border Partners, currently serves as the operator of the Northern Border Pipeline system. In early 2007 a subsidiary of TransCanada will become operator of Northern Border Pipeline.

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

Tuscarora increased its contracted capacity from 127 million cubic feet per day (mmcfd) to approximately 180 mmcfd in 2002 by completing an expansion of its pipeline system. The expansion consisted of two compressor stations and an 11-mile pipeline extension from the previous terminus of the Tuscarora pipeline system at a point near Reno, Nevada to Wadsworth, Nevada. Tuscarora completed construction of the Barrick Lateral, a 0.5 mile lateral that provides transportation service to a new electric generation customer located near Tracy, Nevada. The construction of the lateral was completed on time and commissioned for service to Barrick Goldstrike on June 25, 2005.

Critical Accounting Policy

TC PipeLines accounts for its interests in both Northern Border Pipeline and Tuscarora using the equity method of accounting as detailed in notes 2 and 3 to the financial statements. The equity method of accounting is appropriate where the investor does not control an investee, but rather is able to exercise significant influence over the operating and financial policies of an investee. TC PipeLines is able to exercise significant influence over its investments in Northern Border Pipeline and Tuscarora as evidenced by its representation on their respective management committees.

The 50% general partner interest in Northern Border Pipeline and 49% general partner interest in Tuscarora are currently the Partnership’s only material sources of income. The Partnership’s results of operations are influenced by and reflect the same factors that influence the financial results of Northern Border Pipeline and Tuscarora, respectively.

There has been no change to the Partnership’s critical accounting policies during the three months ended March 31, 2006.

Recent Account Pronouncements

There were no new standards issued by the FASB or other regulatory bodies during the three months ended March 31, 2006 that had a material impact on the Partnership’s results of operations.

Operating Results

Net income was $12.4 million for the three months ended March 31, 2006, a decrease of $1.0 million, or 7%, compared to $13.4 million for the same period in 2005 primarily as a result of lower equity income from Northern Border Pipeline.

Equity income from the Partnership’s investment in Northern Border Pipeline decreased $1.0 million, or 8%, to $11.2 million for the three months ended March 31, 2006, compared to $12.2 million for the same period in 2005. The decrease in equity income from Northern Border Pipeline was primarily due to lower firm transportation revenue during the quarter. Equity income from the Partnership’s investment in Tuscarora remained at $2.0 million for the three months ended March 31, 2006, compared with the same quarter in 2005.

The Partnership’s general and administrative expenses were $0.6 million for the three months ended March 31, 2006, an increase of $0.1 million compared to the same period in 2005, primarily due to higher salaries and benefits as well as timing of expenses incurred.

The Partnership’s financial charges and other were $0.2 million for the three months ended March 31, 2006, a decrease of $0.1 million compared to the same quarter in 2005, due to lower average debt outstanding partially offset by higher average interest rates.

Liquidity and Capital Resources of TC PipeLines, LP

Debt and Credit Facilities

The following table summarizes TC PipeLines’ debt and credit facilities outstanding as of March 31, 2006:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 year	Long-term portion

Revolving Credit Facility	13.5	13.5	—
Total	$13.5	$13.5	$—

On March 31, 2006, the Partnership entered into an unsecured credit agreement for a $310 million credit facility (Bridge Loan Credit Facility) with Citigroup Global Markets Inc. and UBS Loan Finance (UBS), as joint lead arrangers and joint book managers, Citicorp North America, Inc., as administrative agent and a lender, UBS, as syndication agent and a lender, Mizuho Corporate Bank, Ltd. and Bank of Tokyo-Mitsubishi UFJ, as co-documentation agents and lenders, and SunTrust Bank, as a lender. Borrowings under the Bridge Loan Credit Facility will bear interest, at the option of the Partnership, at the LIBOR or the base rate plus, in either case, an applicable margin. The base rate will equal the higher of Citibank’s base rate or 0.5% above the federal funds rate. The applicable margin is based on the Partnership’s leverage ratio. The applicable margin ranges between 0.875% and 1.250% for LIBOR loans and between 0% and 0.250% for base rate loans. The applicable margin increases by 0.125% per annum on March 31, 2007 and further increases by 0.25% per annum on September 30, 2007. The Bridge Loan Credit Facility matures on March 31, 2008, at which time all amounts outstanding will be due and payable. The Bridge Loan Credit Facility requires that the Partnership maintain a leverage ratio of no more than 4.5 to 1.0 times at any time and an interest coverage ratio of not less than 3.5 to 1.0 at the end of any fiscal quarter. On April 5, 2006, the Partnership borrowed $307 million under the Bridge Loan Credit Facility to finance the purchase price and $10 million in transaction costs payable in connection wit the Partnership’s acquisition of an additional 20% general partnership interest in Northern Border Pipeline. The remaining $3 million commitment under the Bridge Loan Credit Facility was terminated.

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

2006 First Quarter Cash Distribution

On April 18, 2006, the Board of Directors of the general partner declared the Partnership’s 2006 first quarter cash distribution. The first quarter cash distribution is payable on May 15, 2006 to unitholders of record as of April 28,

2006. The total cash distribution of $10.7 million will be paid in the following manner: $10.0 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

Cash Flows from Operating Activities

Cash flows provided by operating activities was $12.3 million for the three months ended March 31, 2006, compared with $13.2 million for the same quarter in 2005. Cash provided by operating activities decreased $0.9 million primarily due to lower distributions resulting from lower equity income from Northern Border Pipeline during the three months ended December 31, 2005, compared with the same quarter in 2005. For the three months ended March 31, 2006 and 2005, the Partnership received cash distributions of $13.5 million and $16.2 million, respectively, from its equity investment in Northern Border Pipeline. The decrease in cash distributions from Northern Border Pipeline was primarily due to lower revenues and higher operations and maintenance expenses during the fourth quarter of 2004 compared to the same period in 2005. The cash distributions received include $2.3 million and $4.0 million classified as return of capital in the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, the Partnership also received cash distributions of $2.2 million and $2.1 million, respectively, from its equity investment in Tuscarora. The increase in cash distributions from Tuscarora was mainly due to higher earnings in fourth quarter of 2005 compared to the same period in 2004. Distributions received in the three months ended March 31, 2006 are based on the respective equity investments’ financial results for the fourth quarter ended December 31, 2005.

Cash Flows from Investing Activities

Cash received (used) in investing activities was $(2.1) million for the three months ended March 31, 2006, compared with $4.1 million for the same quarter in 2005. The Partnership made an equity contribution of $3.1 million, representing its then 30% share of a cash call issued by Northern Border Pipeline to its partners on March 20, 2006. The Partnership also incurred costs of $1.5 million for the three months ended March 31, 2006, related to the acquisition of an additional 20% of general partner interest in Northern Border Pipeline. Cash distributions received from Northern Border Pipeline which were classified as return of capital were $2.3 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. Cash distributions received from Tuscarora which were classified as return of capital were $0.2 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

Cash Flows from Financing Activities

Cash flows used in financing activities were $10.7 million for the three months ended March 31, 2006, compared to $17.2 million for the same quarter in 2005.

For the three months ended March 31, 2006, the Partnership paid $10.7 million in cash distributions in the following manner:  $10.0 million to common unitholders (including $1.2 million to the general partner as holder of 2,305,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2% general partner interest.

For the three months ended March 31, 2005, the Partnership repaid in full its $6.5 million outstanding balance on the TransCanada Credit Facility. On July 31, 2005, the TransCanada Credit Facility expired and was not renewed as there were no anticipated drawings required under the facility.

Capital Requirements

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions during the remainder of 2006, TC PipeLines expects to fund these requirements with operating cash flows, debt and/or equity.

Results of Operations of Northern Border Pipeline Company

In the following discussion of the results of Northern Border Pipeline, all amounts represent 100% of the operations of Northern Border Pipeline, in which the Partnership now holds a 50% interest since April 6, 2006.

The discussion and analysis of Northern Border Pipeline’s financial condition and operations are based on Northern Border Pipeline’s financial statements, which were prepared in accordance with U.S. GAAP.

Overview

Northern Border Pipeline is a Texas general partnership that was formed in 1978. Northern Border Pipeline provides natural gas transportation services and is a leading transporter of natural gas imported from Canada into the U.S. At March 31, 2006, TC PipeLines owned a 30% general partner interest and Northern Border Partners owned the remaining 70%. TC PipeLines and Northern Border Partners are publicly traded partnerships.

In April 2006, Northern Border Partners completed the sale of a 20% partnership interest in Northern Border Pipeline to TC PipeLines. Northern Border Partners and TC PipeLines each now own a 50% interest in Northern Border Pipeline. Additional information about the transaction is included in this section under “Recent Developments.”

Northern Border Pipeline provides natural gas transportation services and is a leading transporter of natural gas imported from Canada into the U.S. Northern Border Pipeline transports natural gas along 1,249 miles of pipeline with a design capacity of approximately 2.4 Bcf/d that extends from the Montana-Saskatchewan border to a terminus near North Hayden, Indiana. Northern Border Pipeline’s transportation network provides pipeline access to the Midwestern U.S. from natural gas reserves in the Western Canada Sedimentary Basin, which is located in the Canadian provinces of Alberta, British Columbia and Saskatchewan. Northern Border Pipeline’s transportation contracts include specifications regarding the receipt and delivery of natural gas at points along its system. The type of transportation contract, either firm or interruptible service, determines the basis by which each customer is charged. Customers with firm service transportation agreements pay a fee known as a demand charge to reserve pipeline capacity, regardless of use, for the term of their contracts. Firm service transportation customers also pay a fee known as a commodity charge that is based on the volume of natural gas they transport. Customers with interruptible service transportation agreements may utilize available capacity on Northern Border Pipeline’s system after firm service transportation requests are satisfied. Interruptible service customers are assessed a commodity charge only. For the year ended December 31, 2005, approximately 97% of Northern Border Pipeline’s revenue was derived from demand charges and the remaining 3% was attributable to commodity charges.

Construction of Northern Border Pipeline’s system was initially completed in 1982 followed by expansions or extensions in 1991, 1992, 1998, 2001 and 2005. In April 2006, the Chicago III Expansion Project went into service as planned, adding 130 MMcf/d of transportation capacity on the eastern portion of the pipeline into the Chicago area

Recent Developments

Purchase and Sale of Partnership Interest – In April 2006, Northern Border Partners completed the sale of a 20% partnership interest in Northern Border Pipeline to TC PipeLines under the Partnership Interest Purchase and Sale Agreement dated as of December 31, 2005. Northern Border Partners and TC PipeLines each now own a 50% interest in Northern Border Pipeline.

As a result of the transaction, Northern Border Pipeline’s General Partnership Agreement was amended and restated effective April 6, 2006. The major provisions adopted or changed included the following:

•                  The Management Committee will consist of four members. Each partner will designate two members and TC PipeLines will designate one of its members as chairman.

•                  The Management Committee will designate the members of the Audit Committee, which will consist of three members. One member will be selected by the partner whose affiliate is the operator and two members will be selected by the other partner.

•                  Northern Plains will be Northern Border Pipeline’s operator until April 1, 2007. Effective April 1, 2007, an affiliate of TransCanada will become Northern Border Pipeline’s operator.

Operating Agreement – In April 2006, Northern Border Pipeline entered into an Operating Agreement with an affiliate of TransCanada. Under the new Operating Agreement, the TransCanada affiliate will become Northern Border Pipeline’s operator effective April 1, 2007.

Chicago III Expansion Project – In April 2006, the Chicago III Expansion Project went into service as planned, adding 130 MMcf/d of transportation capacity on the eastern portion of Northern Border Pipeline’s system into the Chicago area.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires Northern Border Pipeline to make estimates and assumptions, with respect to values or conditions which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although Northern Border Pipeline believes these estimates are reasonable, actual results could differ from its estimates.

There has been no change to Northern Border Pipeline’s critical accounting estimates during the first quarter ended March 31, 2006. Information about Northern Border Pipeline’s critical accounting estimates is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” in its annual report on Form 10-K for the year ended December 31, 2005.

Known Trends and Uncertainties

Northern Border Pipeline continues to expect that Canadian natural gas export volumes in 2006 will remain near 2005 levels despite increased production in Canada as a result of the greater number of Canadian drilling rigs in operation. Northern Border Pipeline also continues to expect U.S. demand for natural gas in 2006 will be similar to 2005 levels. Residential demand for natural gas fell below normal levels during the 2005-2006 heating season as a result of the warm temperatures in January and relatively normal temperatures in February. However, the Energy Information Administration projects that increased industrial demand in 2006 will offset the reduced demand of residential users.

Northern Border Pipeline continues to expect that revenue in 2006 will be comparable with 2005 revenue, although market conditions have changed. In April and May of 2005, Northern Border Pipeline did not sell all of its firm transportation capacity due to decreased demand for Canadian natural gas as a result of greater supply competition in the Midwestern U.S. and increased natural gas storage injections. When storage levels approached full capacity and summer temperatures were higher than normal during the third quarter of 2005, demand for Northern Border Pipeline’s transportation capacity increased. Natural gas storage levels in Western Canada were higher during the first quarter of 2006 compared with the first quarter of 2005 and the five-year average for the same period as a result of relatively warm winter temperatures. Increased natural gas throughput on the TransCanada pipeline system to Eastern markets, due in part to greater demand for Canadian natural gas supply as a result of lingering supply disruptions related to Hurricanes Katrina and Rita, is expected to slow storage injection activity in Western Canada during the second quarter of 2006. In addition, Western U.S. demand for Canadian natural gas is expected to modestly decline in 2006 compared with 2005 due to the return of normal snowpack in the region that will cause gas-fired electric generation to be displaced with hydroelectric generation.

Results of Operations

The following tables set out summarized financial information for Northern Border Pipeline for the three months ended March 31, 2006 and 2005 and as at March 31, 2006 and December 31, 2005. Amounts discussed represent 100% of the operations of Northern Border Pipeline, in which the Partnership holds a 30% interest as at March 31, 2006.

Northern Border Pipeline Income Statement

(unaudited)	Three months ended March
(millions of dollars)	2006	2005
Revenues	79.8	82.8
Costs and expenses	(17.5)	(17.4)
Depreciation	(14.6)	(14.4)
Financial charges	(10.7)	(10.6)
Other income	0.4	0.2
Net income	37.4	40.6

Northern Border Pipeline Balance Sheet

(millions of dollars)	March 31 2006	December 31 2005
	(unaudited)
Assets
Cash and cash equivalents	15.0	22.0
Other current assets	34.4	45.7
Plant, property and equipment, net	1,511.5	1,516.1
Other assets	22.6	20.9
	1,583.5	1,604.7
Liabilities and Partners’ Equity
Current liabilities	52.7	56.0
Reserves and deferred credits	5.1	4.8
Long-term debt	608.4	628.9
Partners’ equity
Partners’ capital	915.4	912.7
Accumulated other comprehensive income	1.9	2.3
	1,583.5	1,604.7

Operating Results

Net income was $37.4 million for the three months ended March 31, 2006, a decrease of $3.2 million, or 8%, compared with $40.6 million for the same period last year primarily as a result of the lower firm transportation revenue during the quarter.

Revenues declined $3.0 million for the three months ended March 31, 2006, compared with the same period last year primarily as a result of discounted transportation rates, transportation capacity that was sold for shorter transportation paths and some unsold firm transportation capacity in March 2006.

Costs and expenses, depreciation, financial charges and other income during the first quarter of 2006 were comparable with the same quarter last year.

Liquidity and Capital Resources of Northern Border Pipeline Company

Northern Border Pipeline’s principal sources of liquidity include cash generated from operating activities and bank credit facilities. Northern Border Pipeline funds its operating expenses, debt service and cash distributions to its partners primarily with operating cash flow. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, issuance of senior unsecured notes or equity contributions from Northern Border Pipeline’s partners. Northern Border Pipeline’s ability to access capital markets for debt under reasonable terms depends on its financial condition, credit ratings and market conditions. Northern Border Pipeline believes that its ability to obtain financing at reasonable rates and history of consistent cash flow from operating activities provide a solid foundation to meet its future liquidity and capital resource requirements.

Debt and Credit Facilities

The following table summarizes Northern Border Pipeline’s debt and credit facilities outstanding as of March 31, 2006:

		Payments Due by Period
(millions of dollars)	Total	Less than 1 year	Long-term portion

$175 million Pipeline Credit Agreement due 2010 (a)	$7	7	$—
6.25% senior notes due 2007	150	—	150
7.75% senior notes due 2009	200	—	200
7.50% senior notes due 2021	250	—	250
Total	$607	$7	$600

(a)  Northern Border Pipeline is required to pay a facility fee of 0.075% on the principal commitment amount of its credit agreement.

Revolving Credit Agreement

As of March 31, 2006, Northern Border Pipeline had outstanding borrowings of $7.0 million under its $175 million revolving credit agreement and was in compliance with the covenants of its agreement. The weighted average interest rate related to the borrowings on Northern Border Pipeline’s credit agreement was 5.16% at March 31, 2006.

Cash Flows from Operating Activities

Cash provided by operating activities was $57.6 million for the three months ended March 31, 2006, compared to $59.5 million for the same quarter in 2005. Cash provided by operating activities decreased $1.9 million primarily due to decreased cash received from Northern Border Pipeline’s customers as a result of lower operating revenue during the quarter as discussed in this section under “Operating Results.”

Cash Flows from Investing Activities

Cash used in investing activities was $9.9 million for the three months ended March 31, 2006, compared to $4.7 million for the same quarter in 2005. Growth capital expenditures, which increased by $6.3 million, were partially offset by lower maintenance capital expenditures of $1.1 million. Growth capital expenditures for the three months ended March 31, 2006 included $6.7 million related to the Chicago Expansion Project. Northern Border Pipeline used operating cash flow and equity contributions from its partners to fund the Chicago III Expansion Project.

Cash Flows from Financing Activities

Cash used in financing activities was $54.7 million for the three months ended March 31, 2006, compared to $49.1 million for the same quarter in 2005. Northern Border Pipeline received equity contributions from its partners of $10.3 million during the three months ended March 31, 2006 to fund approximately 50% of the Chicago III Expansion Project capital costs. Distributions to partners, which are calculated using operating results from the preceding quarter, decreased $9.1 million during the three months ended March 31, 2006 compared with the same period last year due to lower net income and increased maintenance capital expenditures during the fourth quarter of 2005.

The net change in Northern Border Pipeline’s long-term borrowings was a repayment of $20.0 million in the first quarter of 2006 compared with net borrowings of $5.0 million for the same quarter last year.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. Northern Plains adopted SFAS No. 123R as of January 1, 2006, and will charge Northern Border Pipeline for its proportionate share of the expense recorded by Northern Plains. The impact of adopting SFAS No. 123R does not have a material impact on Northern Border Pipeline’s results of operations or financial position.

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

Tuscarora has firm transportation contracts for over 95% of its available capacity, including contracts held by Sierra Pacific Power for 69% of the total available capacity, the majority of which expires on October 31, 2017. As of March 31, 2006, the weighted-average contract life on the Tuscarora pipeline system was approximately 12.2 years.

Recent Developments

Cost and Revenue Study – In accordance with a letter agreement executed on September 25, 2001 with the Public Utilities Commission of Nevada (PUCN), Tuscarora had an obligation to file a cost and revenue study with the FERC, within a reasonable timeframe following the third anniversary of the in-service date of its 2002 expansion project. The project was placed into service on December 1, 2002. As a result of that requirement, Tuscarora and the PUCN entered into settlement discussions with respect to a potential rate adjustment. On April 26, 2006 the PUCN approved a settlement with Tuscarora. The settlement results in a firm transportation rate of $0.40/decatherm per day (dth-day) beginning June 1, 2006. This is a 17% reduction to the current rate of $0.4811/dth-day, or approximately $5 million reduction in Tuscarora’s annual revenues. In addition, the settlement results in a rate protest moratorium of 48 months to June 1, 2010, including a moratorium of rates protests related to expansion projects where Tuscarora proposes to price the expansion at the settlement rate. There is no requirement to file a cost and revenue study or rate case at the end of the moratorium period. The settlement also terminates the September 2001 requirement for Tuscarora to file a cost and revenue study. Tuscarora has offered all of its firm shippers the opportunity to participate in the settlement. Following their responses, the settlement will be filed with the FERC for approval.

Critical Accounting Policies

Tuscarora’s accounting policies conform to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded by entities not accounted for under SFAS No. 71.

Results of Operations

The following tables set out summarized financial information for Tuscarora for the three months ended March 31, 2006 and 2005 and as at March 31, 2006 and December 31, 2005. Amounts discussed represent 100% of the operations of Tuscarora, in which the Partnership has held a 49% interest since September 1, 2000.

Tuscarora Income Statement

(unaudited)	Three months ended March 31
(millions of dollars)	2006	2005
Revenues	8.3	8.3
Costs and expenses	(1.2)	(1.1)
Depreciation	(1.6)	(1.5)
Financial charges	(1.4)	(1.5)
Other income	0.1	—
Net income	4.2	4.2

Tuscarora Balance Sheet

(millions of dollars)	March 31 2006	December 31 2005
	(unaudited)
Assets
Cash and cash equivalents	6.4	3.8
Other current assets	3.0	3.0
Plant, property and equipment, net	130.2	131.6
Other assets	1.4	1.4
	141.0	139.8
Liabilities and Partners’ Equity
Current liabilities	8.2	6.8
Long-term debt	71.1	71.1
Partners’ equity
Partners’ capital	61.6	61.8
Accumulated other comprehensive income	0.1	0.1
	141.0	139.8

Operating Results

Net income remained flat at $4.2 million for the three months ended March 31, 2006, compared with the same period last year.

Revenues earned by Tuscarora remained flat at $8.3 million for the three months ended March 31, 2006, compared with the same period last year.

Costs and expenses increased $0.1 million, or 9%, to $1.2 million in the three months ended March 31, 2006, compared to $1.1 million for the same period last year due to higher operations and maintenance expense. Depreciation increased $0.1 million, or 7%, to $1.6 million in the three months ended March 31, 2006, compared to $1.5 million for the same period last year due to a higher gross plant balance. Financial charges decreased $0.1 million, or 7%, to $1.4 million in the three months ended March 31, 2006, compared to $1.5 million for the same period last year due to lower average debt outstanding.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Debt and Credit Facilities

The following table summaries Tuscarora’s debt and credit facilities outstanding as of March 31, 2006:

	Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Series A Senior Notes due 2010	61.6	3.6	6.7	51.3	—
Series B Senior Notes due 2010	6.3	0.4	0.9	5.0	—
Series C Senior Notes due 2012	8.0	0.8	1.7	1.6	3.9
Operating Leases	0.3	0.1	0.2	—	—
Commitments (1)	1.1	0.7	0.4	—	—
Total	$77.3	$5.6	$9.9	$57.9	$3.9

(1)  Tuscarora’s commitments relate to a contract with a third party for maintenance services on certain components of its pipeline-related equipment. The contract expires in November 2007.

Short-term liquidity needs will be met by operating cash flows. Long-term capital needs may be met through the issuance of long-term indebtedness.

Cash Flows from Operating Activities

Cash provided by operating activities was $7.1 million for the three months ended March 31, 2006, compared to $7.4 million for the same quarter in 2005. Cash provided by operating activities decreased $0.3 million primarily due to a reduction in working capital.

Cash Flows from Investing Activities

Cash used in investing activities was $0.1 million for the three months ended March 31, 2006, compared to $0.2 million for the same quarter in 2005. The decreased use of cash was primarily due to higher growth capital expenditures in 2005, which were related to the Barrick Lateral.

Cash Flows from Financing Activities

Cash used in financing activities was $4.4 million for the three months ended March 31, 2006, compared to $4.2 million for the same quarter in 2005. The increased use of cash was due to higher cash distributions paid to Tuscarora’s partners in 2006.

Sierra Pacific Resources

Sierra Pacific Power, a wholly owned subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper with approximately 69% of the total available capacity through 2017. Sierra Pacific Power, along with Nevada Power Company, (together, the Utilities) have been involved in Enron Power Marketing Inc.’s (Enron’s) bankruptcy proceedings, including a lawsuit filed by Enron against the Utilities asserting claims for termination payments Enron claimed it was owed under purchased power contracts with the Utilities.

On February 1, 2006, the Utilities completed the settlement of long-term, ongoing litigation involving more than $300 million in terminated contracts between Enron and the Utilities in accordance with the terms of the Settlement Agreement, entered into as of November 15, 2005 among the Utilities and Enron (the “Settlement Agreement”). As part of the settlement, the Utilities were granted an allowed, general unsecured claim (Unsecured Claim) from Enron in the aggregate amount of $126.5 million. The Utilities expect to realize no less than 30% of the face value of the Unsecured Claim. In addition, the Utilities paid Enron an aggregate amount of $129 million to settle Enron’s claim of more than $300 million for payments on contracts Enron terminated in 2002. The Utilities funded the termination payment amounts through available cash resources. Approximately $63.6 million held in escrow pursuant to the terms of a stipulation between Enron and the Utilities has been returned to the Utilities. This would result in the Utilities’ net payment to be no more than $30 million.

Sierra Pacific Power remains current on its shipping contracts with Tuscarora.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

TC PipeLines, LP

TC PipeLines may be exposed to market risk through changes in interest rates. The Partnership does not have any material foreign exchange risks. TC PipeLines’ interest rate exposure results from its Revolving Credit Facility, which is subject to variability in LIBOR interest rates. At March 31, 2006, TC PipeLines had $13.5 million outstanding on its Revolving Credit Facility. If LIBOR interest rates changed by one percent compared to the rates in effect at March 31, 2006, there would be no material change to TC PipeLines’ interest rate exposure. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of March 31, 2006.

The Partnership is also influenced by the same factors that influence Northern Border Pipeline and Tuscarora. Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas it transports, therefore, neither assumes any of the related natural gas commodity price risk.

Northern Border Pipeline utilizes both fixed- and variable-rate debt and is exposed to market risk due to the floating interest rates on its credit facility. Northern Border Pipeline regularly assesses the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate its interest rate risk.

Northern Border Pipeline maintains a significant portion of its debt at fixed rates to reduce its sensitivity to interest rate fluctuations and utilizes interest rate swap agreements to convert fixed-rate debt to variable-rate debt to manage interest expense. As of March 31, 2006, 99% of Northern Border Pipeline’s outstanding debt was at fixed rates and there were no interest rate swap agreements outstanding.

If interest rates hypothetically increased 1% on Northern Border Pipeline’s variable-rate borrowings outstanding at March 31, 2006, its interest expense would increase and 2006 projected net income would decrease by approximately $0.1 million.

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

There were no changes in the Partnership’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

TC PipeLines, LP

The following risk factor was disclosed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005, and is hereby removed as a result of the close of the Partnership’s acquisition of an additional 20% general partnership interest in Northern Border Pipeline.

We may be unable to complete the transaction to acquire an additional 20% general partnership interest in Northern Border Pipeline from Northern Border Partners.

On February 14, 2006, we entered into a partnership interest purchase and sale agreement dated as of December 31, 2005 with Northern Border Pipeline to acquire an additional 20% partnership interest in Northern Border Pipeline. The purchase and sale agreement contains customary and other closing conditions that, if not satisfied or waived, would result in the sale not occurring, including: continued accuracy of the representations and warranties contained in the agreement; performance by each party of its obligations under the purchase and sale agreement; consummation of ONEOK’s purchase of Northwest Border from TransCanada; consummation of the acquisition of certain ONEOK business segments by Northern Border Partners; and the absence of any decree, order, injunction or law that prohibits, restricts or substantially delays the transaction or makes the transaction unlawful. In addition, on March 2, 2006, a holder of limited partnership units of Northern Border Partners filed a class action and derivative complaint on behalf of a putative class of all holders of limited partnership units against Northern Border Partners, ONEOK, Northern Plains, and related entities involved in the Transactions, which, among other things, seeks to enjoin the Transactions or to rescind the Transactions if the Transactions are completed prior to entry of a final judgment in the case.

PART II. OTHER INFORMATION (Concluded)

ITEM 6. EXHIBITS

TC PipeLines, LP

Exhibits

No.	Description

10.1

First Amended and Restated General Partnership Agreement of Northern Border Pipeline Company dated as of April 6, 2006 by and between Northern Border Intermediate Limited Partnership and TC Pipelines Intermediate Limited Partnership. (Incorporated by reference to Exhibit 3.1 to Northern Border Pipeline Company’s Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.2

Consent and Amendment to Operating Agreement dated as of April 6, 2006 by and between Northern Border Pipeline Company and Northern Plains Natural Gas Company, LLC. (Incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company’s Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.3

Operating Agreement dated as of April 6, 2006 by and between Northern Border Pipeline Company and TransCan Northwest Border Ltd. (Incorporated by reference to Exhibit 10.2 to Northern Border Pipeline Company’s Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.4	Transaction Fee Agreement dated as of April 6, 2006 by and between TC PipeLines, LP and TransCan Northwest Border Ltd.

10.5

Credit Agreement dated as of March 31, 2006 by and among TC PipeLines, LP, Citigroup Global Markets Inc. and UBS Loan Finance LLC (“UBS”), as joint lead arrangers and joint book managers, Citicorp North America, Inc., as administrative agent and a lender, UBS, as syndication agent and a lender, Mizuho Corporate Bank, Ltd. and Bank of Tokyo-Mitsubishi UFJ., as co-documentation agents and lenders, and SunTrust Bank, as a lender.

10.6

Sixth Amendment to Credit Agreement dated as of August 22, 2000 by and among TC PipeLines, LP, the Lenders party thereto and JPMorgan Chase Bank, National Association, as agent, dated as of March 31, 2006.

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