Form 10-Q
period 2006-06-30
TC PIPELINES LP
filed 2006-08-04
CIK 1075607

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Yes ☐                    No ☒

As of August 4, 2006, there were 17,500,000 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

	Three months ended		Six months ended
(unaudited)	June 30		June 30
(millions of dollars except per unit amounts)	2006	2005	2006	2005
Equity income from investment in Northern Border Pipeline	12.3	8.6	23.5	20.8
Equity income from investment in Tuscarora	1.6	1.8	3.6	3.8
General and administrative expenses	(0.7)	(0.5)	(1.3)	(1.0)
Financial charges and other	(4.2)	(0.2)	(4.4)	(0.5)
Net income	9.0	9.7	21.4	23.1

Net income allocation
Common units	8.3	9.0	20.0	21.7
General partner	0.7	0.7	1.4	1.4
	9.0	9.7	21.4	23.1
Net income per common unit	$0.47	$0.52	$1.14	$1.24
Units outstanding (millions)	17.5	17.5	17.5	17.5

Statement of Comprehensive Income

	Three months ended		Six months ended
(unaudited)	June 30		June 30
(millions of dollars)	2006	2005	2006	2005
Net income	9.0	9.7	21.4	23.1
Other comprehensive income
Change associated with current period hedging transactions of investees	(0.2)	(0.1)	(0.3)	(0.2)
Total comprehensive income	8.8	9.6	21.1	22.9

See accompanying notes to the financial statements.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Balance Sheet

	June 30,	December 31,
(millions of dollars)	2006	2005
	(unaudited)
Assets
Current assets
Cash and short-term investments	0.8	2.3
Investment in Northern Border Pipeline	571.0	274.5
Investment in Tuscarora	38.1	38.9
Other assets	0.8	—
	610.7	315.7
Liabilities and Partners’ Equity
Current liabilities
Accrued liabilities	1.5	0.6
Current portion of long-term debt	1.0	13.5
	2.5	14.1
Long-term debt	307.0	—
Partners’ equity
Common units	294.3	294.4
General partner	6.5	6.5
Accumulated other comprehensive income	0.4	0.7
	301.2	301.6
	610.7	315.7
Subsequent events (Note 9)

Statement of Cash Flows

	Six months ended
(unaudited)	June 30
(millions of dollars)	2006	2005
Cash Generated From Operations
Net income	21.4	23.1
Add:
Decrease in operating working capital	0.9	—
Amortization of other assets	0.1	—
	22.4	23.1
Investing Activities
Return of capital from Northern Border Pipeline	14.3	11.1
Return of capital from Tuscarora	0.8	0.5
Investment in Northern Border Pipeline	(311.1)	—
Other assets	(0.9)	—
	(296.9)	11.6
Financing Activities
Distributions paid	(21.5)	(21.5)
Long-term debt issued	308.0	—
Long-term debt repaid	(13.5)	(12.5)
	273.0	(34.0)

Increase/(decrease) in cash	(1.5)	0.7
Cash and short-term investments, beginning of period	2.3	2.5
Cash and short-term investments, end of period	0.8	3.2

Interest payments made	3.3	0.5

See accompanying notes to the financial statements.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Statement of Changes in Partners’ Equity

				Accumulated
				Other
			General	Comprehensive
(unaudited)	Common Units		Partner	Income	Partners’ Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)

Partners’ equity at December 31, 2005	17.5	294.4	6.5	0.7	17.5	301.6
Net income	—	20.0	1.4	—	—	21.4
Distributions paid	—	(20.1)	(1.4)	—	—	(21.5)
Other comprehensive income	—	—	—	(0.3)	—	(0.3)
Partners’ equity at June 30, 2006	17.5	294.3	6.5	0.4	17.5	301.2

See accompanying notes to the financial statements.

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

The financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  Amounts are stated in U.S. dollars. Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment.  In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three and six months ended June 30, 2006 and 2005, the financial position as at June 30, 2006 and December 31, 2005, cash flows for the six months ended June 30, 2006 and 2005, and statement of partners’ equity at June 30, 2006.

The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2005.

Note 2    Investment in Northern Border Pipeline
The Partnership owns a 50 per cent general partner interest in Northern Border Pipeline, a Texas general partnership which owns a 1,249-mile U.S. interstate pipeline system that transports natural gas from the U.S. - Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana.  Northern Border Pipeline’s pipeline system connects with multiple pipelines providing shippers access to the various natural gas markets served by those pipelines.  The other 50 per cent partnership interest in Northern Border Pipeline is held by ONEOK Partners, L.P. (ONEOK), formerly known as Northern Border Partners, L.P., a publicly traded limited partnership.  The Northern Border Pipeline system is operated by ONEOK Partners G.P., LLC (ONEOK Partners G.P.), formerly known as Northern Plains Natural Gas Company, LLC, a wholly owned subsidiary of ONEOK.  Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

On April 6, 2006, the Partnership completed the acquisition of an additional 20 per cent general partnership interest in Northern Border Pipeline. The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline.  TC PipeLines’ equity income for the three and six months ended June 30, 2006 includes 30 per cent of the net income of Northern Border Pipeline up to April 6, 2006 and 50 per cent thereafter.  There were no undistributed earnings from Northern Border Pipeline as at June 30, 2006 and December 31, 2005.

The following table sets out summarized financial information representing 100 per cent of the operations of Northern Border Pipeline.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Notes to Financial Statements
(unaudited)

Northern Border Pipeline Income Statement

	Three months ended		Six months ended
(unaudited)	June 30		June 30
(millions of dollars)	2006	2005	2006	2005
Revenues	71.5	69.8	151.3	152.6
Costs and expenses	(20.7)	(16.7)	(38.2)	(34.1)
Depreciation	(14.8)	(14.3)	(29.4)	(28.7)
Financial charges	(10.9)	(10.6)	(21.6)	(21.2)
Other income	0.3	0.6	0.7	0.8
Net income	25.4	28.8	62.8	69.4

Northern Border Pipeline Balance Sheet

	June 30,	December 31,
(millions of dollars)	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	8.1	22.0
Other current assets	34.5	45.7
Plant, property and equipment, net	1,503.7	1,516.1
Other assets	21.7	20.9
	1,568.0	1,604.7
Liabilities and Partners’ Equity
Current liabilities	218.1	56.0
Reserves and deferred credits	5.2	4.8
Long-term debt	451.0	628.9
Partners’ equity
Partners’ capital	892.2	912.7
Accumulated other comprehensive income	1.5	2.3
	1,568.0	1,604.7

Northern Border Pipeline records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges and amortizes these amounts to interest expense over the term of the hedged debt.

Note 3    Investment in Tuscarora
The Partnership owns a 49 per cent general partner interest in Tuscarora, a Nevada general partnership, which owns a 240-mile U.S. interstate pipeline system that originates at an interconnection point with facilities of GTN, a wholly-owned subsidiary of TransCanada, near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada.  The remaining general partner interests in Tuscarora are held 50 per cent by Sierra Pacific Resources and 1 per cent by TransCanada.  The Tuscarora pipeline system is operated by Tuscarora Gas Operating Company, a wholly owned subsidiary of Sierra Pacific Resources.  Sierra Pacific Power Company (Sierra Pacific Power), a wholly-owned subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper, accounting for approximately 69 per cent of total available capacity through 2017.  As a result of the acquisition allocation, an annual amortization of $0.4 million has been included in the Partnership’s equity income from Tuscarora.  The amortization period ends in 2025.  Tuscarora is regulated by the FERC.

The Partnership uses the equity method of accounting for its investment in Tuscarora.  TC PipeLines’ equity income for the three and six months ended June 30, 2006 and 2005 includes 49 per cent of the net income of Tuscarora for the same periods.  There were no undistributed earnings from Tuscarora as at June 30, 2006 and December 31, 2005.

The following table sets out summarized financial information representing 100 per cent of the

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Notes to Financial Statements
(unaudited)

operations of Tuscarora.

Tuscarora Income Statement

	Three months ended		Six months ended
(unaudited)	June 30		June 30
(millions of dollars)	2006	2005	2006	2005
Revenues	7.6	8.0	15.9	16.3
Costs and expenses	(1.3)	(1.1)	(2.4)	(2.2)
Depreciation	(1.5)	(1.6)	(3.1)	(3.1)
Financial charges	(1.4)	(1.4)	(2.8)	(2.9)
Other income	0.1	0.1	0.1	0.1
Net income	3.5	4.0	7.7	8.2

Tuscarora Balance Sheet

	June 30,	December 31,
(millions of dollars)	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	3.5	3.8
Other current assets	2.4	3.0
Plant, property and equipment, net	128.7	131.6
Other assets	1.4	1.4
	136.0	139.8
Liabilities and Partners’ Equity
Current liabilities	6.5	6.8
Long-term debt	68.8	71.1
Partners’ equity
Partners’ capital	60.6	61.8
Accumulated other comprehensive income	0.1	0.1
	136.0	139.8

Note 4    Credit Facilities and Long-Term Debt
On February 28, 2006, the Partnership renewed a $20 million unsecured credit facility (Revolving Credit Facility).  Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 0.75 per cent or 1.00 per cent if total debt is greater than or equal to 15 per cent of capitalization, or at a floating rate based on the higher of the federal funds effective rate plus 0.5 per cent and the prime rate.  The Revolving Credit Facility matures in February 2007.  Borrowings on the facility are limited to maximum leverage rates specified in the agreement.  The Partnership had $1 million and $13.5 million outstanding under the Revolving Credit Facility at June 30, 2006 and December 31, 2005, respectively.  The interest rate on the Revolving Credit Facility averaged 5.57 per cent and 4.26 per cent for the six months ended June 30, 2006 and 2005, respectively, and at June 30, 2006 and December 31, 2005, the interest rate was 5.92 per cent and 5.62 per cent, respectively.

On March 31, 2006, the Partnership entered into an unsecured credit agreement for a $310 million credit facility (Bridge Loan Credit Facility) with a banking syndicate.  Borrowings under the Bridge Loan Credit Facility bear interest, at the option of the Partnership, at the LIBOR or the base rate plus an applicable margin.  The Bridge Loan Credit Facility matures on March 31, 2008, at which time all amounts outstanding will be due and payable.  Borrowings under the facility are limited to maximum leverage rates specified in the agreement.  On April 5, 2006, the Partnership borrowed $307 million under the Bridge Loan Credit Facility to finance the purchase price and $10 million in a transaction fee payable in connection with the acquisition of an additional 20 per

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Notes to Financial Statements
(unaudited)

cent general partnership interest in Northern Border Pipeline.  The remaining $3 million commitment under the Bridge Loan Credit Facility was terminated. The interest rate on the Bridge Loan Credit Facility averaged 6.10 per cent to June 30, 2006 and the interest rate was 6.14 per cent as at June 30, 2006.

Note 5    Net Income per Common Unit
Net income per unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common units outstanding.  The general partner’s allocation is equal to an amount based upon the general partner’s 2 per cent interest, adjusted to reflect an amount equal to incentive distributions.  Net income per unit was determined as follows:

	Three months ended		Six months ended
(unaudited)	June 30		June 30
(millions of dollars except per unit amounts)	2006	2005	2006	2005
Net income	9.0	9.7	21.4	23.1
Net income allocated to general partner
General partner interest	(0.2)	(0.2)	(0.4)	(0.4)
Incentive distribution income allocation	(0.5)	(0.5)	(1.0)	(1.0)
	(0.7)	(0.7)	(1.4)	(1.4)
Net income allocable to common units	8.3	9.0	20.0	21.7
Weighted average units outstanding (millions)	17.5	17.5	17.5	17.5
Net income per common unit	$0.47	$0.52	$1.14	$1.24

Note 6    Distributions
On July 21, 2006, the Board of Directors of the general partner declared the Partnership’s 2006 second quarter cash distribution.  The second quarter cash distribution is payable on August 14, 2006 to unitholders of record as of July 31, 2006.  The total cash distribution of $10.7 million will be paid in the following manner: $10.0 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2 per cent general partner interest.

Note 7        Capital Requirements
The Partnership contributed $3.1 million in the first quarter of 2006, representing its then 30 per cent share of a $10.3 million cash call issued by Northern Border Pipeline.  The funds were used by Northern Border Pipeline to fund the Chicago III Expansion Project.  The payment to Northern Border Pipeline was funded through cash from operations.

Note 8    Acquisition
On April 6, 2006, the Partnership acquired an additional 20 per cent general partnership interest in Northern border Pipeline for approximately $297 million plus a $10 million transaction fee payable to a subsidiary of TransCanada, bringing the partnership’s total interest to 50 per cent.  Through the acquisition TC PipeLines indirectly assumed approximately $120 million of debt of Northern Border Pipeline.  The Partnership funded the transaction through a bridge loan credit facility and intends to refinance the loan with a combination of equity and debt.  In connection with this transaction, a subsidiary of TransCanada will become the operator of Northern Border Pipeline in April 2007.

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 1.  FINANCIAL STATEMENTS (Concluded)

TC PipeLines, LP

Notes to Financial Statements
(unaudited)

The acquisition was accounted for using the purchase method of accounting.  The purchase price was allocated using an estimate of fair value of the net assets at the date of acquisition.  The difference between the purchase price and the fair value was recorded as part of our investment in Northern Border Pipeline.  The $10 million transaction fee payable to a subsidiary of TransCanada, who will become the operator of Northern Border Pipeline in April 2007, has been recorded as part of our investment in Northern Border Pipeline and is being amortized over the term of the related operating agreement.

The following pro forma statements of income for the three months and six months ended June 30, 2006 and June 30, 2005 have been prepared as if the acquisition occurred at the beginning of the respective periods:

	Three months ended		Six months ended
(unaudited)	June 30		June 30
(millions of dollars except per unit amounts)	2006	2005	2006	2005
Equity income from investment in Northern Border Pipeline	12.5	14.4	30.9	34.7
Equity income from investment in Tuscarora	1.6	1.8	3.6	3.8
General and administrative expenses	(0.7)	(0.5)	(1.3)	(1.0)
Financial charges and other	(4.9)	(5.1)	(9.9)	(10.4)
Net income	8.5	10.6	23.3	27.1

Net income allocation
Common units	7.9	9.9	21.9	25.6
General partner	0.6	0.7	1.4	1.5
	8.5	10.6	23.3	27.1
Net income per common unit	$0.45	$0.56	$1.25	$1.46
Units outstanding (millions)	17.5	17.5	17.5	17.5

Note 9        Subsequent Events
Northern Border Pipeline declared and paid a distribution of approximately $36.5 million on August 1, 2006.  The Partnership received its 50 per cent share ($18.2 million) on August 1, 2006.

Tuscarora declared a distribution of approximately $3.8 million on July 14, 2006.  The Partnership received its 49 per cent share ($1.8 million) on July 31, 2006.

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TC PipeLines, LP

Cautionary Statement Regarding Forward-Looking Information
A number of statements made by TC PipeLines in this quarterly report are forward-looking and relate to, among other things, anticipated financial performance, business prospects, strategies, market forces and commitments of TC PipeLines.  All forward-looking statements are based on the Partnership’s beliefs as well as assumptions made by and information currently available to the Partnership.  The Partnership assumes no obligation to update any such forward-looking statements to reflect events or circumstances as occurring after the date hereof.  Words such as “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend”, “forecast”, and similar expressions, identify forward-looking statements.  Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-Q.  These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•                                          the Partnership’s 50 per cent general partner interest in Northern Border Pipeline and 49 per cent general partner interest in Tuscarora represent its only material assets.  As a result, the Partnership is dependent upon Northern Border Pipeline and Tuscarora for all of its available cash;

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

•                                          the ability of Northern Border Pipeline and Tuscarora to recover costs in their rates;

•                                          the failure of a shipper on either one of the pipelines in which the Partnership has an interest to perform its contractual obligations;

•                                          the ability of affiliates of Sierra Pacific Resources to continue to meet their contractual obligations to Tuscarora;

•                                          the availability of and demand for Western Canadian natural gas for import into the U.S.;

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

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Results of Operations of TC PipeLines, LP

As a result of the Partnership’s ownership interests in both Northern Border Pipeline and Tuscarora, the following discusses  the results of operations and liquidity and capital resources of TC PipeLines, then those of each of Northern Border Pipeline and Tuscarora.

The following discussions of the financial condition and results of operations of the Partnership, Northern Border Pipeline and Tuscarora should be read in conjunction with the financial statements and notes thereto of the Partnership included elsewhere in this report (see Item 1.  Financial Statements).

Overview
TC PipeLines, LP was formed in 1998 as a Delaware limited partnership to acquire, own and participate in the management of U.S.-based pipeline assets.  TC PipeLines, LP and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, are collectively referred to herein as “TC PipeLines” or “the Partnership.”  TC PipeLines GP, Inc., an indirect wholly owned subsidiary of TransCanada, is the general partner of the Partnership.  At June 30, 2006, the Partnership owned a 50 per cent general partner interest in Northern Border Pipeline and a 49 per cent general partner interest in Tuscarora.

Recent Developments
On April 6, 2006, TC PipeLines acquired an additional 20 per cent general partnership interest in Northern Border Pipeline for approximately $297 million, plus a $10 million transaction fee payable to a subsidiary of TransCanada.  Through the acquisition, TC PipeLines has also indirectly assumed approximately $120 million of debt of Northern Border Pipeline.  TC PipeLines now owns a 50 per cent interest in Northern Border Pipeline.  TC PipeLines continues to account for its interest in Northern Border Pipeline using equity method of accounting.  The Partnership funded the acquisition with a $307 million bridge loan credit facility.  The Partnership intends to refinance this loan with a combination of equity and debt.

In connection with this transaction, in April 2007 a subsidiary of TransCanada will become operator of Northern Border Pipeline, which is currently operated by ONEOK Partners GP.

Investment in Northern Border Pipeline Company
Northern Border Pipeline owns a 1,249-mile U.S. interstate pipeline system that transports natural gas from the U.S. - Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana for its customers.  Northern Border Pipeline’s pipeline system connects with multiple pipelines providing shippers access to the various natural gas markets served by those pipelines.

The remaining 50 per cent general partner interest in Northern Border Pipeline is held by ONEOK Partners, L.P., formerly known as Northern Border Partners, L.P., a publicly traded limited partnership.  The management committee of Northern Border Pipeline consists of four members.  TC PipeLines and ONEOK Partners, L.P. each designate two members of the management committee and each have 50 per cent of the voting power of the management committee.

Investment in Tuscarora Gas Transmission Company
Tuscarora owns a 240-mile U.S. interstate pipeline system that originates at an interconnection point with facilities of GTN, a wholly-owned subsidiary of TransCanada, near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada.

The Partnership owns a 49 per cent general partner interest in Tuscarora.  The remaining general partner interest in Tuscarora is held 50 per cent by Tuscarora Gas Pipeline Co., a wholly-owned subsidiary of Sierra Pacific Resources and 1 per cent by TCPL Tuscarora Ltd., an indirect wholly-owned subsidiary of TransCanada.

Critical Accounting Policy
TC PipeLines accounts for its interests in both Northern Border Pipeline and Tuscarora using the equity method of accounting as detailed in notes 2 and 3 to the financial statements.  The equity method of accounting is appropriate where the investor does not control an investee, but rather is able to exercise significant influence over the operating and financial policies of an investee.  TC PipeLines is able to exercise significant influence over its investments in Northern Border Pipeline and Tuscarora because of its representation on their management committees.

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

The 50 per cent general partner interest in Northern Border Pipeline and 49 per cent general partner interest in Tuscarora are currently the Partnership’s only material sources of income.  The Partnership’s results of operations are affected by and reflect the same factors that affect the operating results of Northern Border Pipeline and Tuscarora.

There has been no change to the Partnership’s critical accounting policies during the six months ended June 30, 2006.

Recent Accounting Pronouncements
There were no new standards issued by the FASB or other regulatory bodies during the six months ended June 30, 2006 that had a material impact on the Partnership’s results of operations.

Second Quarter 2006 Compared with Second Quarter 2005
Net income decreased $0.7 million, or 7 per cent, to $9.0 million in the second quarter of 2006, compared to $9.7 million for the same period in 2005.  The decrease was primarily due to increased interest expense for the financing of the additional 20 per cent interest in Northern Border Pipelines, partially offset by an increase in equity income from Northern Border Pipeline.

Equity income from the Partnership’s investment in Northern Border Pipeline increased $3.7 million, or 43 per cent, to $12.3 million for the three months ended June 30, 2006, compared to $8.6 million for the same period in 2005.  The increase in equity income from Northern Border Pipeline was primarily due to the Partnership’s additional 20 per cent general partner interest which contributed $4.7 million in equity income, partially offset by a reduction in Northern Border Pipeline’s net income due primarily to increased operations and maintenance expenses.

Equity income from the Partnership’s investment in Tuscarora decreased $0.2 million, or 11 per cent, to $1.6 million for the three months ended June 30, 2006, compared with the same quarter in 2005.  The decrease in equity income from Tuscarora was primarily due to lower revenues.  Revenues decreased due primarily to new transportation rates which were put into effect on June 1, 2006 as a result of a rate settlement with customers.

The Partnership’s general and administrative expenses were $0.7 million for the three months ended June 30, 2006, an increase of $0.2 million compared to the same period in 2005, primarily due to higher salaries and benefits as well as timing of certain expenses.

The Partnership’s financial charges and other were $4.2 million for the three months ended June 30, 2006, an increase of $4.0 million compared to the same quarter in 2005, due to increased debt.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
Net income decreased $1.7 million, or 7 per cent, to $21.4 million in the first six months of 2006, compared to $23.1 million for the same period in 2005.  The decrease was primarily due to increased interest expense related to the $307 million bridge loan credit facility, partially offset by an increase in equity income from Northern Border Pipeline resulting from the Partnership’s additional 20 per cent general partner interest.

Equity income from the Partnership’s investment in Northern Border Pipeline increased $2.7 million, or 13 per cent, to $23.5 million in the first six months of 2006, compared to $20.8 million for the same period in 2005.  The increase in equity income from Northern Border Pipeline was due to the Partnership’s additional 20 per cent general partner interest which contributed $4.7 million in equity income, partially offset by a reduction in Northern Border Pipeline’s net income due primarily to increased operations and maintenance expenses.

Equity income from the Partnership’s investment in Tuscarora decreased $0.2 million, or 5 per cent, to $3.6 million in the first six months of 2006, compared to $3.8 million for the same period in 2005.  The decrease in equity income from Tuscarora was primarily due to lower revenues.  Revenues decreased due primarily to new transportation rates which were put into effect on June 1, 2006 as a result of a settlement achieved with customers.

The Partnership recorded general and administrative expenses of $1.3 million for the first six months of 2006, which increased by $0.3 million when compared to the same period in 2005.  General and administrative expenses increased primarily due to higher salaries and benefits.

The Partnership’s financial charges and other were $4.4 million for the first six months of 2006, an increase of $3.9 million compared to the same period in 2005, due to increased debt.

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Liquidity and Capital Resources of TC PipeLines, LP

Debt and Credit Facilities
The following table summarizes TC PipeLines’ debt and credit facilities outstanding as of June 30, 2006:

	Payments Due by Period
		Less than 1	Long-term
(millions of dollars)	Total	year	portion

Revolving Credit Facility	1.0	1.0	—
Bridge Loan Credit Facility	307.0	—	307.0
Total	$308.0	$1.0	$307.0

On March 31, 2006, the Partnership entered into an unsecured credit agreement for a $310 million credit facility (Bridge Loan Credit Facility) with a banking syndicate.  Borrowings under the Bridge Loan Credit Facility bear interest, at the option of the Partnership, at the LIBOR or the base rate plus an applicable margin.  The Bridge Loan Credit Facility matures on March 31, 2008, at which time all amounts outstanding will be due and payable.  Borrowings under the facility are limited to maximum leverage rates specified in the agreement.  On April 5, 2006, the Partnership borrowed $307 million under the Bridge Loan Credit Facility to finance the purchase price and $10 million in a transaction fee payable in connection with the acquisition of an additional 20 per cent general partnership interest in Northern Border Pipeline.  The remaining $3 million commitment under the Bridge Loan Credit Facility was terminated.  The interest rate on the Bridge Loan Credit Facility averaged 6.10 per cent to June 30, 2006 and the interest rate was 6.14 per cent as at June 30, 2006.  The Partnership was in compliance with all financial covenants as of June 30, 2006.

Cash Distribution Policy of TC PipeLines, LP

The Partnership has made distributions of Available Cash (as defined in the Partnership Agreement) in the following manner:

  First, 98 per cent to the common units, pro rata, and 2 per cent to the general partner, until there is distributed for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and
  Thereafter, in a manner whereby the general partner has rights (referred to as incentive distribution rights) to receive increasing percentages of excess quarterly cash distributions over specified cash distribution thresholds.

After the distributions described above are met, additional Available Cash from Operating Surplus (as defined in the Partnership Agreement) for that quarter will be distributed among the unitholders and the general partner in the following manner:

  First, 85 per cent to all units, pro rata, and 15 per cent to the general partner, until each unitholder has received a total of $0.5275 for that quarter;
  Second, 75 per cent to all units, pro rata, and 25 per cent to the general partner, until each unitholder has received a total of $0.6900 for that quarter; and
  Thereafter, 50 per cent to all units, pro rata, and 50 per cent to the general partner.

The distribution to the general partner described above, other than in its capacity as a holder of 2,035,106 units that are in excess of its aggregate 2 per cent general partner interest, represents the incentive distribution rights.

2006 Second Quarter Cash Distribution
On July 21, 2006, the Board of Directors of the general partner declared the Partnership’s 2006 second quarter cash distribution.  The second quarter cash distribution is payable on August 14, 2006 to unitholders of record as of July 31, 2006.  The total cash distribution of $10.7 million will be paid in the following manner: $10.0 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.5

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2 per cent general partner interest.

Cash Flows from Operating Activities
Cash flows provided by operating activities decreased $0.7 million, or 3 per cent, to $22.4 million for the six months ended June 30, 2006, compared to $23.1 million for the same period in 2005.  The decrease was primarily due to higher interest expense related to the bridge loan credit facility.  For the six months ended June 30, 2006 and 2005, the Partnership received cash distributions of $37.8 million and $31.9 million, respectively, from its equity investment in Northern Border Pipeline.  The increase in cash distributions from Northern Border Pipeline was primarily due to the Partnership’s acquisition of an additional 20 per cent general partner interest.  The cash distributions received include $14.3 million and $11.1 million classified as return of capital in the six months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005, the Partnership also received cash distributions of $4.4 million and $4.3 million, respectively, from its equity investment in Tuscarora.  The increase in cash distributions from Tuscarora was mainly due to higher earnings in fourth quarter of 2005 compared to the same period in 2004.  Distributions received in the first six months of 2006 are based on the respective equity investments’ financial results for the six months ended March 31, 2006.

Cash Flows from Investing Activities
Cash received (used) in investing activities was $(296.9) million and $11.6 million for the six months ended June 30, 2006 and 2005, respectively.  The Partnership incurred costs of approximately $297 million plus $10 million in a transaction fee payable to a subsidiary of TransCanada for the acquisition of an additional 20 per cent general partnership interest in Northern Border Pipeline.  The Partnership made an equity contribution of $3.1 million, representing its then 30 per cent share of a cash call issued by Northern Border Pipeline to its partners on March 20, 2006.

Cash distributions received from Northern Border Pipeline which were classified as return of capital were $14.3 million and $11.1 million for the six months ended June 30, 2006 and 2005, respectively.  Cash distributions received from Tuscarora which were classified as return of capital were $0.8 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

Cash Flows from Financing Activities
Cash flows received (used) in financing activities were $273.0 million for the six months ended June 30, 2006, compared to $(34.0) million for the same period in 2005.

In April 2006, TC PipeLines borrowed $307 million under the Bridge Loan Credit Facility to finance the Partnership’s acquisition of an additional 20 per cent general partnership interest in Northern Border Pipeline.  Offsetting this issuance of debt was the net repayment of $12.5 million on the Revolving Credit Facility.

For the six months ended June 30, 2006, the Partnership paid $21.5 million in cash distributions in the following manner:  $20.1 million to common unitholders (including $2.4 million to the general partner as holder of 2,305,106 common units), $1.0 million to the general partner as holder of the incentive distribution rights, and $0.4 million to the general partner in respect of its 2 per cent general partner interest.

Capital Requirements
To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions during the remainder of 2006, TC PipeLines expects to fund these requirements with operating cash flows, debt and/or equity.

Results of Operations of Northern Border Pipeline Company

In the following discussion of the results of Northern Border Pipeline, all amounts represent 100 per cent of the operations of Northern Border Pipeline, in which the Partnership now holds a 50 per cent interest since April 6, 2006.

The discussion and analysis of Northern Border Pipeline’s financial condition and operations are based on Northern Border Pipeline’s financial statements, which were prepared in accordance with U.S. GAAP.

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Overview

Northern Border Pipeline is a Texas general partnership that was formed in 1978.  Northern Border Pipeline provides natural gas transportation services and is a leading transporter of natural gas imported from Canada into the U.S.  Northern Border Pipeline transports natural gas along 1,249 miles of pipeline with a design capacity of approximately 2.4 Bcf/d that extends from the Montana-Saskatchewan border to a terminus near North Hayden, Indiana.  Northern Border Pipeline’s customers with firm service transportation agreements pay a fee known as a demand charge to reserve pipeline capacity, regardless of use, for the term of their contracts.  Firm service transportation customers also pay a fee known as a commodity charge that is based on the volume of natural gas they transport.  Customers with interruptible service transportation agreements may utilize available capacity on Northern Border Pipeline’s system after firm service transportation requests are satisfied.  Interruptible service customers are assessed a commodity charge only.

Construction of Northern Border Pipeline’s system was initially completed in 1982 followed by expansions or extensions in 1991, 1992, 1998, 2001 and 2005.  In April 2006, the Chicago III Expansion Project went into service as planned, adding 130 MMcf/d of transportation capacity on the eastern portion of the pipeline into the Chicago area.

Recent Developments

Purchase and Sale of Partnership Interest — In April 2006, ONEOK Partners sold a 20 per cent partnership interest in Northern Border Pipeline to TC PipeLines.  ONEOK Partners and TC PipeLines each now own a 50 per cent interest in Northern Border Pipeline.

In April 2006, Northern Border Pipeline’s general partnership agreement was amended and restated as a result of the acquisition.  The major provisions adopted or changed included the following:

•                  The Management Committee consists of four members.  Each partner designates two members and TC PipeLines designates one of its members as chairman.

•                  The Management Committee designates the members of the Audit Committee, which consists of three members.  One member is selected by the partner’s designated members of the Management Committee whose affiliate is the operator and two members are selected by the other partner’s designated members of the Management Committee.

•                  ONEOK Partners G.P., formerly known as Northern Plains Natural Gas Company, LLC, is Northern Border Pipeline’s operator until April 1, 2007.  Effective April 1, 2007, an affiliate of TransCanada will become Northern Border Pipeline’s operator under a new operating agreement, described briefly below.

Operating Agreement — In April 2006, Northern Border Pipeline entered into an operating agreement with an affiliate of TransCanada.  Under the new operating agreement, the TransCanada affiliate will become Northern Border Pipeline’s operator effective April 1, 2007.

Chicago III Expansion Project — In April 2006, the Chicago III Expansion Project went into service as planned, adding approximately 130 MMcf/d of transportation capacity on the eastern portion of Northern Border Pipeline’s system into the Chicago area.

Critical Accounting Estimate

Provision for Rate Refunds — Northern Border Pipeline is subject to regulation by the FERC.  Northern Border Pipeline transports gas for shippers under a tariff regulated by the FERC that specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on its pipeline system.  From time to time, certain revenue collected may be subject to possible refunds upon final FERC orders.  Accordingly, estimates of rate refund reserves are recorded considering regulatory proceedings and advice of counsel.  As required by the provisions of the settlement of Northern Border Pipeline’s last rate case, on November 1, 2005, they filed a rate case with the FERC.  The new rates were effective May 1, 2006, and are being collected subject to refund until final resolution of the rate case.  No assurances can be provided as to the financial outcome of Northern Border Pipeline’s 2005 rate case relative to its current rate structure.  As of June 30, 2006, an estimated refund liability of approximately $2.3 million related to Northern Border Pipeline’s current rate case was

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

recorded by Northern Border Pipeline.  Northern Border Pipeline anticipates that its current rate case will be resolved and any refunds, if required, will be paid by the end of 2007.

Known Trends and Uncertainties

Northern Border Pipeline continues to expect that Canadian natural gas export volumes in 2006 will remain near 2005 levels.  Northern Border Pipeline also continues to expect U.S. demand for natural gas in 2006 will be similar to 2005 levels.  The Energy Information Administration projects that industrial demand in 2006 is increasing and will offset the reduced residential demand experienced during the 2005-2006 heating season as a result of warmer-than-normal temperatures.

An increase in natural gas throughput on the TransCanada pipeline system to Eastern U.S. markets, due to increased storage injections in Eastern Canada and lingering supply disruptions related to Hurricanes Katrina and Rita, caused fewer natural gas supplies to be available for transportation on Northern Border Pipeline’s system.

During the second quarter of 2006, demand for Canadian natural gas in the Western U.S. was much higher than expected primarily due to warmer-than-average temperatures in the Western U.S.  The return of normal snowpack and heavier-than-average precipitation in the region during the 2005-2006 winter season were anticipated to cause gas-fired electric generation to be displaced with hydroelectric generation; however, the warmer temperatures created additional demand for gas-fired electric generation in addition to hydroelectric generation.  Demand in the Midwestern U.S. during the second quarter of 2006 remained moderate.

Natural gas storage injections and withdrawals in Western Canada also affect natural gas available for transportation on Northern Border Pipeline’s system.  During the first quarter of 2006, Western Canada storage inventories were above average due to lower demand associated with the warm winter season.  During the second quarter of 2006, Western Canada storage injections slightly declined on a relative basis to the prior year due to the increased throughput to eastern markets.  At June 30, 2006, working gas in storage was comparable to last year’s high levels, which Northern Border Pipeline believes will favorably impact demand for transportation service in the third quarter of 2006.

Northern Border Pipeline’s contracted capacity averaged approximately 87 per cent during the three months ended June 30, 2006, compared with average contracted capacity of 85 per cent for the same period last year.  At June 30, 2006, 84 per cent of Northern Border Pipeline’s capacity was contracted on a firm basis through December 31, 2006.  Northern Border Pipeline anticipates that 2006 demand for its capacity will be similar to 2005 demand based on their expectations of Canadian natural gas supply and demand for natural gas in the markets that Northern Border Pipeline serves.  Northern Border Pipeline believes that discounting transportation rates on a short-term basis may be necessary to maximize revenue and anticipate that the level of discounting in the future may vary from 2005 depending upon current market conditions.

Regulatory Developments

On November 1, 2005, Northern Border Pipeline filed a rate case with the FERC as required by the provisions of the settlement of Northern Border Pipeline’s last rate case.  The rate case filing proposes, among other things, a 7.8 per cent increase to Northern Border Pipeline’s revenue requirement; a change to its rate design approach with a supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; a compressor usage surcharge primarily to recover costs related to powering electric compressors; an increase in the depreciation rate for transmission plant; the implementation of a short-term rate structure on a prospective basis; and the continued inclusion of income taxes in the rate calculation.

In December 2005, the FERC issued an order that identified issues that were raised in the proceeding, accepted the proposed rates but suspended their effectiveness until May 1, 2006.  Since May 1, 2006, the new rates have been collected subject to refund until final resolution of the rate case.  As of June 30, 2006, an estimated refund liability of approximately $2.3 million related to Northern Border Pipeline’s current rate case was recorded on its balance sheet.  The FERC also issued a procedural schedule that set a hearing commencement date of October 4, 2006, with an initial decision scheduled for February 2007.  On May 31, 2006, the FERC staff and certain interveners in the case filed their testimony.  Settlement discussions are ongoing.

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Results of Operations

The following tables set out summarized financial information for Northern Border Pipeline for the three and six months ended June 30, 2006 and 2005 and as at June 30, 2006 and December 31, 2005.  Amounts discussed represent 100 per cent of the operations of Northern Border Pipeline, in which the Partnership holds a 50 per cent interest as at June 30, 2006.

Northern Border Pipeline Income Statement

	Three months ended		Six months ended
(unaudited)	June 30		June 30
(millions of dollars)	2006	2005	2006	2005
Revenues	71.5	69.8	151.3	152.6
Costs and expenses	(20.7)	(16.7)	(38.2)	(34.1)
Depreciation	(14.8)	(14.3)	(29.4)	(28.7)
Financial charges	(10.9)	(10.6)	(21.6)	(21.2)
Other income	0.3	0.6	0.7	0.8
Net income	25.4	28.8	62.8	69.4

Northern Border Pipeline Balance Sheet

	June 30,	December 31,
(millions of dollars)	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	8.1	22.0
Other current assets	34.5	45.7
Plant, property and equipment, net	1,503.7	1,516.1
Other assets	21.7	20.9
	1,568.0	1,604.7
Liabilities and Partners’ Equity
Current liabilities	218.1	56.0
Reserves and deferred credits	5.2	4.8
Long-term debt	451.0	628.9
Partners’ equity
Partners’ capital	892.2	912.7
Accumulated other comprehensive income	1.5	2.3
	1,568.0	1,604.7

Second Quarter 2006 Compared with Second Quarter 2005

Net income was $25.4 million for the three months ended June 30, 2006, a decrease of $3.4 million, or 12 per cent, compared with $28.8 million for the same period last year, primarily due to increased operations and maintenance expense, depreciation and amortization, taxes other than income and interest expense and decreased other income.

Revenues, net of the provision for rate refunds, increased $1.7 million, or 2 per cent, for the three months ended June 30, 2006, compared with the same period last year due to increased revenue of $1.5 million associated with a compressor usage surcharge charged to Northern Border Pipeline’s customers effective May 1, 2006, included in the increased rates that were proposed in their current rate case, and additional revenue of $1.0 million due to contracts related to the Chicago III Expansion Project; partially offset by lower revenue of $0.8 million related to decreased demand for other transportation services.  Northern Border Pipeline reserved $2.3 million of transportation revenue during the second quarter of 2006, as the proposed rates are subject to possible refunds upon final FERC orders.  Additional information about Northern Border Pipeline’s current rate case is included in this section under “Regulatory Developments.”

Costs and expenses increased $4.0 million, or 24 per cent, for the three months ended June 30, 2006, compared with the same period last year as a result of increased general and administrative expenses, electric compression charges associated with the new Chicago III Expansion Project compressor station, rate case expenses

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

and the reduction of Northern Border Pipeline’s allowance for doubtful accounts related to bankruptcy claims against Enron Corp. and Enron North America Corp. in the second quarter of 2005.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Net income was $62.8 million for the six months ended June 30, 2006, a decrease of $6.6 million, or 10 per cent, compared with $69.4 million for the same period of 2005, primarily due to the increased second quarter operations and maintenance expenses, decreased first quarter operating revenue, increased depreciation and amortization, taxes other than income and interest expense and decreased other income.

Revenues, net of the provision for rate refunds, decreased $1.3 million, or 1 per cent, for the six months ended June 30, 2006, compared with the same period last year primarily due to decreased firm demand revenue and commodity charges of $3.0 million as a result of discounted transportation rates, transportation capacity that was sold for shorter transportation paths and some unsold capacity in March 2006, partially offset by the increased revenue during the second quarter of 2006 described above.

Costs and expenses increased $4.1 million, or 12 per cent, for the six months ended June 30, 2006, compared with the same period last year due to increased expenses during the second quarter of 2006.

Liquidity and Capital Resources of Northern Border Pipeline Company

Northern Border Pipeline’s principal sources of liquidity include cash generated from operating activities and bank credit facilities.  Northern Border Pipeline funds its operating expenses, debt service and cash distributions to its partners primarily with operating cash flow.  Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under Northern Border Pipeline’s credit agreement, issuance of senior unsecured notes and/or equity contributions from Northern Border Pipeline’s partners.  Northern Border Pipeline’s ability to access the capital markets to issue debt securities under reasonable terms depends on its financial condition, credit ratings and market conditions.  Northern Border Pipeline believes that its ability to obtain financing and its history of consistent cash flow from operating activities provide a solid foundation to meet its short- and long-term liquidity and capital resource requirements.

Debt and Credit Facilities

The following table summarizes Northern Border Pipeline’s debt and credit facilities outstanding as of June 30, 2006:

		Payments Due by Period
		Less than 1	Long-term
(millions of dollars)	Total	year	portion

$175 million Pipeline Credit Agreement due 2010 (a)	$19.0	19.0	$-
6.25% senior notes due 2007	150.0	150.0	-
7.75% senior notes due 2009	200.0	-	200.0
7.50% senior notes due 2021	250.0	-	250.0
Total	$619.0	$169.0	$450.0

(a)             Northern Border Pipeline is required to pay a facility fee of 0.075% on the principal commitment amount of its credit agreement.

Revolving Credit Agreement

As of June 30, 2006, Northern Border Pipeline had outstanding borrowings of $19.0 million under its $175 million revolving credit agreement and was in compliance with the covenants of its agreement.  The covenants are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in Northern Border Pipeline’s annual report on Form 10-K for the year ended December 31, 2005.  The weighted average interest rate related to the borrowings on our credit agreement was 6.35 per cent at June 30, 2006.

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Cash Flows

Northern Border Pipeline’s cash flows from operating activities decreased $4.3 million from the same period last year primarily due to decreased cash received from customers as a result of lower operating revenue for first quarter of 2006; expenditures related to its current rate case; increased cash paid for interest; and cash received in 2005 of $0.8 million related to Northern Border Pipeline’s Enron Corp. and Enron North America Corp. bankruptcy claims.  Cash used in investing activities was $6.7 million higher for the six months ended June 30, 2006, compared to the same period last year primarily due to growth capital expenditures related to the Chicago III Expansion Project of $9.9 million, which were partially offset by lower maintenance capital expenditures

Northern Border Pipeline received equity contributions from its partners of $10.3 million during the first quarter of 2006 to fund approximately 50 per cent of the Chicago III Expansion Project capital costs.  Distributions to partners, which are calculated using operating results from the preceding quarter, decreased $12.9 million compared with the same period last year primarily due to lower net income.

Recent Accounting Pronouncements

There were no new standards issued by the FASB or other regulatory bodies during the six months ended June 30, 2006 that had a material impact on Northern Border Pipeline’s results of operations.

Results of Operations of Tuscarora Gas Transmission Company

In the following discussion of the results of Tuscarora, all amounts represent 100 per cent of the operations of Tuscarora, in which the Partnership has held a 49 per cent interest since September 1, 2000.

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

Tuscarora has firm transportation contracts for over 95 per cent of its available capacity, including contracts held by Sierra Pacific Power for 69 per cent of the total available capacity, the majority of which expires on October 31, 2017.  As of June 30, 2006, the weighted-average contract life on the Tuscarora pipeline system was approximately 11.9 years.

Recent Developments

Cost and Revenue Study — In accordance with a letter agreement executed on September 25, 2001 with the Public Utilities Commission of Nevada (PUCN), Tuscarora had an obligation to file a cost and revenue study with the FERC, within a reasonable timeframe following the third anniversary of the in-service date of its 2002 expansion project.  The project was placed into service on December 1, 2002.  As a result of that requirement, Tuscarora and the PUCN entered into settlement discussions with respect to a potential rate adjustment.  On April 26, 2006 the PUCN approved a settlement with Tuscarora.  The settlement results in a firm transportation rate of $0.40/decatherm per day (dth-day) beginning June 1, 2006.  This is a 17 per cent reduction to the current rate of $0.4811/dth-day, or approximately $5 million reduction in Tuscarora’s annual revenues.  In addition, the settlement results in a moratorium on all rate actions before the FERC by any party to the settlement for a period of 48 months to May 1, 2010, including rate actions related to expansion projects where Tuscarora proposes to price the expansion at the settlement rate.  There is no requirement to file a cost and revenue study or rate case at the end of the moratorium period.  The settlement also terminates the September 2001 requirement for Tuscarora to file a cost and revenue study.  All firm shippers have signed on with the agreement settlement.  The settlement was approved by the FERC on July 3, 2006.  A compliance filing was made July 7, 2006 for the new tariffs, which are to be effective as of June 1, 2006.  Approval for this filing is expected to be received by the end of September 2006.

Results of Operations

The following tables set out summarized financial information for Tuscarora for the three and six months ended June 30, 2006 and 2005 and as at June 30, 2006 and December 31, 2005.  Amounts discussed represent 100 per cent of the operations of Tuscarora, in which the Partnership has held a 49 per cent interest since September 1, 2000.

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Tuscarora Income Statement

	Three months ended		Six months ended
(unaudited)	June 30		June 30
(millions of dollars)	2006	2005	2006	2005
Revenues	7.6	8.0	15.9	16.3
Costs and expenses	(1.3)	(1.1)	(2.4)	(2.2)
Depreciation	(1.5)	(1.6)	(3.1)	(3.1)
Financial charges	(1.4)	(1.4)	(2.8)	(2.9)
Other income	0.1	0.1	0.1	0.1
Net income	3.5	4.0	7.7	8.2

Tuscarora Balance Sheet

	June 30,	December 31,
(millions of dollars)	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	3.5	3.8
Other current assets	2.4	3.0
Plant, property and equipment, net	128.7	131.6
Other assets	1.4	1.4
	136.0	139.8
Liabilities and Partners’ Equity
Current liabilities	6.5	6.8
Long-term debt	68.8	71.1
Partners’ equity
Partners’ capital	60.6	61.8
Accumulated other comprehensive income	0.1	0.1
	136.0	139.8

Second Quarter 2006 Compared with Second Quarter 2005

Net income decreased $0.5 million, or 13 per cent, to $3.5 million in the second quarter of 2006, compared to $4.0 million for the same period in 2005.  The decrease was primarily due to the lower revenues.

Revenues earned by Tuscarora decreased $0.4 million, or 5 per cent, to $7.6 million in the second quarter of 2006, compared to $8.0 million for the same period in 2005.  The decrease was mainly due to the lower rates charged for the month of June 2006.

Costs and expenses increased $0.2 million, or 18 per cent, to $1.3 million in the second quarter of 2006, compared to $1.1 million for the same period in 2005.  The increase was primarily due to maintenance costs to repair the washout of Susanville Lateral.  Depreciation of $1.5 million for the second quarter of 2006 remained relatively consistent with the same period in 2005, when the depreciation totaled $1.6 million.

Financial charges and other income remained flat at $1.4 million and $0.1 million, respectively, in the second quarter of 2006 when compared to the same period in 2005.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Net income decreased $0.5 million, or 6 per cent, to $7.7 million for the six months ended June 30, 2006, compared to $8.2 million for the same period in 2005.  The decrease was primarily due to the lower revenues.

Revenues earned by Tuscarora decreased $0.4 million, or 2 per cent, to $15.9 million in the first six months of 2006, compared to $16.3 million for the same period in 2005.  The decrease is mainly due to the lower rates charged for the month of June 2006.

Costs and expenses increased $0.2 million, or 9 per cent, to $2.4 million for the six months ended June 30, 2006, compared to $2.2 million for the same period in 2005.  The increase was primarily due to maintenance costs to

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Concluded)

TC PipeLines, LP

repair the washout of Susanville Lateral.  Depreciation remained flat at $3.1 million in the first six months of 2006 when compared to the same period in 2005.

Financial charges decreased $0.1 million, or 3 per cent, to $2.8 million for the six months ended June 30, 2006, compared to $2.9 million for the same period last year.  The decrease is mainly due to less debt outstanding.  Other income remained flat at $0.1 million for the first six months of 2006, compare to the same period in 2005.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Debt and Credit Facilities

The following table summaries Tuscarora’s debt and credit facilities outstanding as of June 30, 2006:

	Payments Due by Period
		Less Than
(millions of dollars)	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Series A Senior Notes due 2010	59.8	3.5	6.5	49.8	—
Series B Senior Notes due 2010	6.2	0.5	1.0	4.7	—
Series C Senior Notes due 2012	7.6	0.8	1.7	1.6	3.5
Operating Leases	0.3	0.1	0.2	—	—
Commitments(1)	0.9	0.7	0.2	—	—
Total	$74.8	$5.6	$9.6	$56.1	$3.5

(1)             Tuscarora’s commitments relate to a contract with a third party for maintenance services on certain components of its      pipeline-related equipment.  The contract expires in November 2007.

Short-term liquidity needs will be met by operating cash flows.  Long-term capital needs may be met through the issuance of long-term indebtedness.

Cash Flows

Tuscarora’s cash provided by operating activities decreased $0.7 million to $11.2 million compared to the same period last year primarily due to lower revenues and a reduction in working capital.

Cash used in investing activities decreased $0.5 million to $0.2 million for the first six months of 2006, compared to the same period in 2005 due to higher growth capital expenditures in 2005, which were related to the Barrick Lateral.

Cash used in financing activities was $0.2 million higher  compared to the same period in 2005 due to higher cash distributions paid to Tuscarora’s partners in 2006.

PART I.  FINANCIAL INFORMATION (Continued)
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT
MARKET RISK

TC PipeLines, LP

TC PipeLines may be exposed to market risk through changes in interest rates.  The Partnership does not have any material foreign exchange risks.  TC PipeLines’ interest rate exposure results from its Bridge Loan Credit Facility and Revolving Credit Facility, which are subject to variability in LIBOR interest rates.  At June 30, 2006, TC PipeLines had $307 million outstanding on its Bridge Loan Credit Facility and $1 million outstanding on its Revolving Credit Facility.  If LIBOR interest rates changed by 1 per cent compared to the rates in effect at June 30, 2006, our interest expense for the six months ended June 30, 2006 would have changed by approximately $0.7 million.  This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of June 30, 2006.

The Partnership is also influenced by the same factors that influence Northern Border Pipeline and Tuscarora.  Neither Northern Border Pipeline nor Tuscarora owns any of the natural gas it transports, therefore, neither assumes any of the related natural gas commodity price risk.

Northern Border Pipeline utilizes both fixed- and variable-rate debt and is exposed to market risk due to the floating interest rates on its credit agreement.  Northern Border Pipeline regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk.

Northern Border Pipeline maintains a significant portion of its debt at fixed rates to reduce its sensitivity to interest rate fluctuations and utilizes interest rate swap agreements to convert fixed-rate debt to variable-rate debt to manage interest expense.  As of June 30, 2006, 97 per cent of Northern Border Pipeline’s outstanding debt was at fixed rates and there were no interest rate swap agreements outstanding.

If interest rates hypothetically increased 1 per cent on Northern Border Pipeline’s variable-rate borrowings outstanding at June 30, 2006, its interest expense would increase and 2006 projected net income would decrease by approximately $0.2 million.

PART I.  FINANCIAL INFORMATION (Concluded)
ITEM 4.  CONTROLS AND PROCEDURES

TC PipeLines, LP

Evaluation of disclosure controls and procedures.

Based on their evaluation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report, the President and Chief Executive Officer and Chief Financial Officer of the general partner of the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Partnership in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Partnership in the reports that the Partnership files or submits under the Exchange Act is accumulated and communicated to the management of the general partner of the Partnership, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Partnership’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1A.  RISK FACTORS

TC PipeLines, LP

The following risk factor was disclosed in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005, and is hereby removed as a result of the close of the Partnership’s acquisition of an additional 20 per cent general partnership interest in Northern Border Pipeline.

We may be unable to complete the transaction to acquire an additional 20 per cent general partnership interest in Northern Border Pipeline from Northern Border Partners.

On February 14, 2006, we entered into a partnership interest purchase and sale agreement dated as of December 31, 2005 with Northern Border Pipeline to acquire an additional 20 per cent partnership interest in Northern Border Pipeline.  The purchase and sale agreement contains customary and other closing conditions that, if not satisfied or waived, would result in the sale not occurring, including: continued accuracy of the representations and warranties contained in the agreement; performance by each party of its obligations under the purchase and sale agreement; consummation of ONEOK’s purchase of Northwest Border from TransCanada; consummation of the acquisition of certain ONEOK business segments by Northern Border Partners; and the absence of any decree, order, injunction or law that prohibits, restricts or substantially delays the transaction or makes the transaction unlawful.  In addition, on March 2, 2006, a holder of limited partnership units of Northern Border Partners filed a class action and derivative complaint on behalf of a putative class of all holders of limited partnership units against Northern Border Partners, ONEOK, Northern Plains, and related entities involved in the Transactions, which, among other things, seeks to enjoin the Transactions or to rescind the Transactions if the Transactions are completed prior to entry of a final judgment in the case.

PART II.  OTHER INFORMATION (Continued)
ITEM 1A.  RISK FACTORS (Continued)

TC PipeLines, LP

The following new or modified risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2005:

We are dependent on Northern Border Pipeline and Tuscarora and may not be able to generate sufficient cash from the distributions from each of Northern Border Pipeline and Tuscarora to enable us to pay the expected quarterly distribution on the TC PipeLines common units every quarter.

The actual amount of cash we will have available to distribute to our common unitholders will significantly depend upon numerous factors relating to each of Northern Border Pipeline’s and Tuscarora’s businesses, most of which are beyond our control and the control of our general partner, including:

•                  the amount of cash distributed to us by Northern Border Pipeline and Tuscarora;

•                  the tariff and transportation charges collected by Northern Border Pipeline and Tuscarora for transportation services on their pipeline systems;

•                  the outcome of Northern Border Pipeline’s rate case pending before the FERC;

•                  the ability of Northern Border Pipeline to recontract capacity for maximum transportation rates as existing contracts terminate;

•                  the amount of cash required to be contributed by us to either Northern Border Pipeline or Tuscarora in the future;

•                  success of pipelines competing with Northern Border Pipeline and Tuscarora;

•                  increases in Northern Border Pipeline’s and Tuscarora’s maintenance and operating costs; and

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

If any significant shipper fails to perform its contractual obligations, Northern Border Pipeline’s or Tuscarora’s respective cash flows and financial condition could be adversely impacted.

As of December 31, 2005, each of the four largest customers on the Northern Border Pipeline system accounted for more than 10 per cent of its revenue. Sierra Pacific Power, a wholly owned subsidiary of Sierra Pacific Resources, is Tuscarora’s largest shipper, with firm contracts for approximately 69 per cent of its capacity. Sierra Pacific Resources and Sierra Pacific Power have below-investment grade credit ratings.  If any of the

PART II.  OTHER INFORMATION (Continued)
ITEM 1A.  RISK FACTORS (Continued)

TC PipeLines, LP

significant shippers on either Northern Border Pipeline or Tuscarora fail to meet their contractual obligations, our ability to make cash distributions to our unitholders at current levels may be adversely affected.

Northern Border Pipeline and Tuscarora may not be able to maintain existing customers or acquire new customers when the current shipper contracts expire or customers may choose to recontract for shorter periods or at less than maximum rates.

Demand for natural gas is seasonal.  Capacity that is contracted under firm service transportation agreements is not impacted by seasonal throughput variations but when transportation agreements expire, seasonal demand can impact Northern Border Pipeline’s ability to recontract firm service transportation capacity.  Accordingly, throughput on Northern Border Pipeline may experience seasonal fluctuations and discounting of rates may be required to maximize revenue.

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

Because of ongoing changes in these factors and customers’ ability to adjust to changing market conditions, Northern Border Pipeline may sell a significant portion of available capacity on a short-term basis. The weighted average life of these Northern Border Pipeline’s contracts has generally declined over-time.  Additionally, if the forward natural gas basis differentials do not support maximum rates, Northern Border Pipeline may sell portions of its capacity at discounted rates.  In 2005, Northern Border Pipeline discounted transportation rates on the Port of Morgan, Montana to Ventura, Iowa portion of the Northern Border Pipeline to maximize revenue as a large number of firm transportation contracts expired and were not renewed.  In 2005, revenue from firm service transportation decreased $16.2 million as a result of uncontracted and discounted capacity.  Although Northern Border Pipeline advises that it believes that 2006 demand for its transportation capacity is anticipated to be similar to 2005 demand based on Northern Border Pipeline’s expectation of Canadian natural gas supply and demand for natural gas in the Midwestern U.S., the level of discounting in 2006 may vary from 2005 discounting levels depending upon current market conditions.  Any inability by Northern Border Pipeline to renew existing contracts at maximum rates or at all may have an adverse impact on Northern Border Pipeline’s revenue, and, as a result, cash distributions made to us.

Tuscarora competes in the northern Nevada natural gas transmission market with Paiute, owned by Southwest Gas Co. of Las Vegas, Nevada. The Paiute pipeline interconnects with Northwest Pipeline Corp. at the Nevada-Idaho border and transports natural gas from British Columbia and the U.S. Rocky Mountain Basin to the northern Nevada market. As a result of competition from the Paiute pipeline, Tuscarora’s proposed 2005 expansion was canceled pursuant to the October 2004 settlement with the potential expansion shippers.

TransCanada’s main pipeline systems transport natural gas from the same natural gas reserves in Western Canada that are used by Northern Border Pipeline’s and Tuscarora’s customers. TransCanada is not prohibited from actively competing with Northern Border Pipeline and Tuscarora for the transport of Western Canadian natural gas.

The long-term financial conditions of Northern Border Pipeline and Tuscarora, and as a result, of TC PipeLines, are dependent on the continued availability of natural gas from the Alberta hub for import into the U.S.

The development of additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with Northern Border

PART II.  OTHER INFORMATION (Continued)
ITEM 1A.  RISK FACTORS (Continued)

TC PipeLines, LP

Pipeline’s or Tuscarora’s pipeline systems. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and the production, gathering, storage, pipeline transmission, import and export of natural gas supplies.

In addition, the internal demand for Canadian natural gas may increase, as a result of increased demand for electricity generation and other industrial requirements, including the development of oil sands projects, which may require substantial amounts of natural gas.  This higher internal demand may reduce the amount of gas available for import to the U.S..  In the longer term, a portion of the Alberta hub gas supply may come from proposed gas pipelines from the North Slope of Alaska and the Mackenzie Delta of Canada and from the continued growth of coal bed methane projects.  Cancellation or delays in the construction of such pipelines or such projects could adversely affect us. If the availability of Alberta hub natural gas were to decline, existing shippers on the Northern Border Pipeline and Tuscarora pipeline system may be unlikely to extend their contracts and Northern Border Pipeline and Tuscarora may be unable to find replacement shippers for lost capacity. Furthermore, additional natural gas reserves may not be developed in commercial quantities and in sufficient amounts to fill the capacities of each of the Northern Border Pipeline and Tuscarora pipeline systems.

Northern Border Pipeline’s and Tuscarora’s businesses depend in part on the level of demand for Western Canadian natural gas in the markets the pipeline systems serve. If demand for Western Canadian natural gas decreases, shippers may not enter into or renew contracts.

Northern Border Pipeline’s and Tuscarora’s businesses depend in part on the level of demand for Western Canadian natural gas in the markets the pipeline systems serve. The volumes of natural gas delivered to these markets from other sources affect the demand for both Western Canadian natural gas and use of these pipeline systems. Demand for Western Canadian natural gas also influences the ability and willingness of shippers to use the Northern Border Pipeline and Tuscarora pipeline system to meet the demand that these pipeline systems serve.

In addition, existing customers may not extend their contracts if the cost of delivered natural gas from other producing regions into the markets served by Northern Border Pipeline and Tuscarora is lower that the cost of natural gas delivered by Northern Border Pipeline and Tuscarora.  Northern Border Pipeline and Tuscarora may be unable to find additional customers to replace the lost demand or transportation fees.  Our financial performance depends to a large extent on the capacity contracted on our pipeline systems. Decreases in the volumes transported by our systems, whether caused by supply or demand factors in the markets these systems serve, competition or otherwise, can directly and adversely affect our revenues and results of operations.

If the FERC requires that Northern Border Pipeline’s or Tuscarora’s tariff be changed, Northern Border Pipeline’s or Tuscarora’s respective cash flows may be adversely affected.

Northern Border Pipeline and Tuscarora are subject to extensive regulation by the FERC. The FERC’s regulatory authority is not limited to but extends to matters including:

•                  transportation of natural gas;

•                  rates and charges;

•                  construction of new facilities;

•                  acquisition, extension or abandonment of services and facilities;

•                  accounts and records;

•                  depreciation and amortization policies; and

•                  operating terms and conditions of service.

PART II.  OTHER INFORMATION (Continued)
ITEM 1A.  RISK FACTORS (Continued)

TC PipeLines, LP

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

The outcome of pending or future proceedings before the FERC may adversely affect the amount of cash Northern Border Pipeline or Tuscarora is able to distribute to us.

The outcome of Northern Border Pipeline’s pending rate case could adversely impact the amount of cash distributed to us by Northern Border Pipeline.

In November 2005, Northern Border Pipeline filed a rate case with the FERC requesting (1) a 7.8 per cent increase in Northern Border Pipeline’s revenue requirement; (2) a change to its rate design establishing a new supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; (3) an increase in the depreciation rate for transmission plant; (4) the implementation of a short-term rate structure on a prospective basis; (5) continued inclusion of an income tax allowance in the rate calculation; ; (6) a roll-in of certain acquisition and expansion costs; (7) a decrease in rate base; and (8) other changes to its rates.  A number of Northern Border Pipeline’s customers and other interested parties have protested the proposed changes and have claimed that Northern Border Pipeline’s rates should be lower than its proposed rates or its rates in effect prior to the rate case.     Northern Border Pipeline’s proposed rates went into effect on May 1, 2006, subject to refund pending the outcome of the rate case.  Any FERC determination that Northern Border Pipeline’s rates should be less than its proposed rates may have an adverse impact on the cash distributed to us.  If the FERC determines that Northern Border Pipeline’s rates  should be below its proposed rates or its rates in effect prior to the rate case, Northern Border would be required  (1) to charge its customers those lower rates prospectively, following the FERC’s final determination on the rates, and  (2) to refund its customers the difference between the currently effective rates it began charging on May 1, 2006, and the rates that were in effect prior to the rate case for the period from May 1, 2006 until the FERC’s final determination on the rates goes into effect.  Northern Border Pipeline is accruing cash reserves in an amount equal to that difference. Any FERC determination adverse to Northern Border Pipeline in its rate case may have an adverse impact on the cash distributed to us.

In May 2005, the FERC issued a policy statement permitting the inclusion of an income tax allowance in the rates for partnership interests held by partners with an actual or potential income tax liability. On December 16, 2005, the FERC issued its first significant case-specific pipeline review of the income tax allowance issue in another pipeline company’s rate case.  The FERC  reaffirmed its new income tax allowance policy and directed the subject pipeline to provide certain evidence necessary for the pipeline to determine its income tax allowance. The new tax allowance policy and the December 16 order have been appealed to the D.C. Circuit. As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service. Depending upon how the policy statement on income tax allowances is applied in practice to pipelines owned by partnerships, and whether it is ultimately upheld or modified on judicial review, could affect the tariffs of FERC-regulated oil and natural gas pipelines like us.  We cannot predict the outcome of the case on appeal and its potential effect on Northern Border Pipeline’s rate case, or what, if any, effect any such outcome may have on Northern Border Pipeline. Northern Border Pipeline’s present rates and recent rate case filing reflects an allowance for income taxes of 35 per cent regardless of the partners’ taxpaying status.  Any FERC actions regarding this issue in Northern Border Pipeline’s rate case that may adversely affect Northern Border Pipeline could have an adverse effect on the cash distributions we receive from it.

PART II.  OTHER INFORMATION (Continued)
ITEM 1A.  RISK FACTORS (Continued)

TC PipeLines, LP

We may be unable to cause Northern Border Pipeline to take or not to take certain actions unless the other owner agrees.

Until April 1, 2007, the day to day management of the affairs of Northern Border Pipeline, including any expansion projects and operation of the pipelines, is the sole responsibility of Northern Plains, an affiliate of ONEOK. The major policies of Northern Border Pipeline are established by the management committee, which consists of four members, two of whom are designated by us and two of whom are designated by an affiliate of ONEOK.  The management committee requires the affirmative vote of a majority of the partners’ ownership interests to act on most activities.  Certain activities require the unanimous consent of the committee, such as the filing of the application for regulatory authority to construct and operate new facilities and any changes to the cash distribution policy.  Because of these provisions, without the concurrence of ONEOK, we may be unable to cause Northern Border Pipeline to take or not to take certain actions, even though those actions may be in the best interest of us or Northern Border Pipeline.

If Northern Border Pipeline or Tuscarora do not maintain or increase their respective rate bases by successfully completing FERC-approved projects, the amount of revenue attributable to the return on the rate base they collect from their shippers will decrease over time.

The Northern Border Pipeline and Tuscarora pipeline systems are generally allowed to collect from their customers a return on their assets or “rate base” as reflected in their financial records as well as recover that rate base through depreciation. The amount they may collect from customers decreases as the rate base declines as a result of, among other things, depreciation and amortization. In order to avoid a reduction in the level of cash available for distributions to its partners based on its current FERC-approved tariff, each of these pipelines must maintain or increase its rate base through projects that maintain or add to existing pipeline facilities. These projects will depend upon many factors including:

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

•                  receipt and acceptance of necessary regulatory approvals; and

•                  the FERC’s determination of the pipelines’ rate base.

Northern Border Pipeline’s and Tuscarora’s ability to complete these projects is also subject to numerous business, economic, regulatory, competitive and political uncertainties beyond their control, and neither Northern Border Pipeline nor Tuscarora may be able to complete these projects.

Northern Border Pipeline’s and Tuscarora’s  pipeline integrity program may impose significant costs and liabilities.

The U.S. Department of Transportation issued final rules (effective March 2001 with respect to hazardous liquid pipelines and February 2004 with respect to natural gas pipelines) requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline

PART II.  OTHER INFORMATION (Continued)
ITEM 1A.  RISK FACTORS (Continued)

TC PipeLines, LP

segments located in what the rules refer to as “high consequence areas.” The final rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002. At this time, we cannot predict the ultimate costs of compliance with this rule because those costs will depend on the number and extent of the pipeline testing and any subsequent repairs found to be necessary. Northern Border Pipeline and Tuscarora will continue our pipeline integrity testing programs to assess and maintain the integrity of the pipelines. The results of this work could cause Northern Border Pipeline and Tuscarora to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Northern Border Pipeline’s and Tuscarora’s indebtedness may limit their ability to borrow additional funds, make distributions to us or capitalize on business opportunities.

As of June 30, 2006, Northern Border Pipeline and Tuscarora had $620.0 million and $73.5 million of debt outstanding, respectively.  This substantial level of debt could have important consequences to Northern Border Pipeline and Tuscarora and us, including the following:

•                  their ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•                  they will need a portion of their cash flow to make interest payments on the debt, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to us, which will reduce our ability to make distributions to our unitholders;

•                  their debt level will make them more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•                  their debt level may limit our flexibility in responding to changing business and economic conditions.

Their ability to service their debt will depend upon, among other things, future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control.

In addition, under the terms of these financing arrangements, Northern Border Pipeline and Tuscarora are  prohibited from making cash distributions during an event of default under its debt instruments. Provisions in Northern Border Pipeline’s debt instruments limit its ability to incur indebtedness and engage in specific transactions that could reduce its ability to capitalize on business opportunities that arise in the course of its business.  Under Tuscarora’s debt instruments, Tuscarora has granted a security interest in certain of its transportation contracts, which is available to noteholders upon an event of default.  In addition, our third party credit facility requires us to maintain certain financial ratios and our revolving credit facility contains restrictions on incurring additional debt and making distributions to partners.

Any future refinancing of Northern Border Pipeline’s, Tuscarora’s or our existing indebtedness or any new indebtedness could have similar or greater restrictions.

Increases in interest rates could materially adversely affect our business, results of operations, cash flows and financial condition.

In addition to our exposure to commodity prices, we have significant exposure to increases in interest rates. As of June 30, 2006, we had approximately $308.0 million of debt, all of which was at variable interest rates. From time to time, we may enter into interest rate swap arrangements, which could increase our exposure to variable interest rates. As a result, our results of operations, cash flows and financial condition, could be materially adversely affected by significant increases in interest rates.

PART II.  OTHER INFORMATION (Continued)
ITEM 1A.  RISK FACTORS (Concluded)

TC PipeLines, LP

An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular for yield-based equity investments such as our common units. Any such reduction in demand for our common units resulting from other more attractive investment opportunities may cause the trading price of our common units to decline.

PART II.  OTHER INFORMATION (Concluded)
ITEM 6.  EXHIBITS

TC PipeLines, LP

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

TC PipeLines, LP
(a Delaware Limited Partnership)

	By:	TC PipeLines GP, Inc., its general partner

	By:	/s/ Gregory A. Lohnes
Date: August 4, 2006		Gregory A. Lohnes
Chief Financial Officer (duly authorized officer)

	By:	/s/ Amy Leong
Date: August 4, 2006		Amy Leong
Controller (duly authorized officer)