Form 10-Q
period 2006-09-30
TC PIPELINES LP
filed 2006-11-03
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes ☐                    No ☒

As of November 3, 2006, there were 17,500,000 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TC PipeLines, LP

Statement of Income

(unaudited)	Three months ended September 30		Nine months ended September 30
(millions of dollars except per unit amounts)	2006	2005	2006	2005

Equity income from investment in Northern Border Pipeline	16.6	13.9	40.1	34.7
Equity income from investment in Tuscarora	1.3	1.7	4.9	5.5
General and administrative expenses	(0.5)	(0.5)	(1.8)	(1.5)
Financial charges and other	(5.4)	(0.3)	(9.8)	(0.8)
Net income	12.0	14.8	33.4	37.9

Net income allocation
Common units	11.3	14.1	31.3	35.8
General partner	0.7	0.7	2.1	2.1
	12.0	14.8	33.4	37.9
Net income per common unit	$0.65	$0.81	$1.79	$2.05
Units outstanding (millions)	17.5	17.5	17.5	17.5

Statement of Comprehensive Income

(unaudited)	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2006	2005	2006	2005

Net income	12.0	14.8	33.4	37.9
Other comprehensive income
Change associated with current period hedging transactions of investees	(0.2)	(0.1)	(0.5)	(0.3)
Total comprehensive income	11.8	14.7	32.9	37.6

See accompanying notes to the financial statements.

Balance Sheet

	September 30,	December 31,
(millions of dollars)	2006	2005
	(unaudited)
Assets
Current assets
Cash and short-term investments	7.0	2.3
Investment in Northern Border Pipeline	569.1	274.5
Investment in Tuscarora	37.6	38.9
Other assets	0.7	—
	614.4	315.7
Liabilities and Partners’ Equity
Current liabilities
Accrued liabilities	5.1	0.6
Current portion of long-term debt	—	13.5
	5.1	14.1

Long-term debt	307.0	—

Partners’ equity
Common units	295.6	294.4
General partner	6.5	6.5
Accumulated other comprehensive income	0.2	0.7
	302.3	301.6
	614.4	315.7

Subsequent events (Note 8)

See accompanying notes to the financial statements.

Statement of Cash Flows

	Nine months ended
(unaudited)	September 30
(millions of dollars)	2006	2005
Cash Generated From Operations
Net income	33.4	37.9
Add:
Equity income greater than distributions received	—	(2.0)
Decrease in operating working capital	4.5	0.1
Amortization of other assets	0.2	—
	38.1	36.0
Investing Activities
Return of capital from Northern Border Pipeline	16.0	11.1
Return of capital from Tuscarora	1.3	0.8
Investment in Northern Border Pipeline	(311.1)	—
Investment in Tuscarora	—	(0.3)
Other assets	(0.9)	—
	(294.7)	11.6
Financing Activities
Distributions paid	(32.2)	(32.2)
Long-term debt issued	310.0	—
Long-term debt repaid	(16.5)	(16.5)
	261.3	(48.7)

Increase/(decrease) in cash and short-term investments	4.7	(1.1)
Cash and short-term investments, beginning of period	2.3	2.5
Cash and short-term investments, end of period	7.0	1.4

Interest payments made	5.3	0.9

Statement of Changes in Partners’ Equity

				Accumulated
				Other
			General	Comprehensive
(unaudited)	Common Units		Partner	Income	Partners’ Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)

Partners’ equity at December 31, 2005	17.5	294.4	6.5	0.7	17.5	301.6
Net income	—	31.3	2.1	—	—	33.4
Distributions paid	—	(30.2)	(2.0)	—	—	(32.2)
Other comprehensive income	—	—	—	(0.5)	—	(0.5)
Partners’ equity at September 30, 2006	17.5	295.5	6.6	0.2	17.5	302.3

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

The financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  Amounts are stated in U.S. dollars.  Since a determination of many assets, liabilities, revenues and expenses is dependent upon future events, the preparation of these financial statements requires the use of estimates and assumptions which have been made using careful judgment.  In the opinion of management, these financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three and nine months ended September 30, 2006 and 2005, the financial position as at September 30, 2006 and December 31, 2005, cash flows for the nine months ended September 30, 2006 and 2005, and statement of partners’ equity at September 30, 2006.

The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2005.

Note 2    Investment in Northern Border Pipeline Company

The Partnership owns a 50 per cent general partner interest in Northern Border Pipeline Company (Northern Border Pipeline), a Texas general partnership which owns a 1,249-mile U.S. interstate pipeline system that transports natural gas from the U.S. - Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana.  Northern Border Pipeline’s system connects with multiple pipelines providing shippers access to the various natural gas markets served by those pipelines.  The other 50 per cent partnership interest in Northern Border Pipeline is held by ONEOK Partners, LP (ONEOK), a publicly traded limited partnership.  The Northern Border Pipeline system is operated by ONEOK Partners GP, LLC (ONEOK Partners GP), a wholly owned subsidiary of ONEOK.  Northern Border Pipeline is regulated by the Federal Energy Regulatory Commission (FERC).

On April 6, 2006, the Partnership acquired an additional 20 per cent general partnership interest in Northern Border Pipeline.  The Partnership uses the equity method of accounting for its investment in Northern Border Pipeline.  TC PipeLines’ equity income for the three and nine months ended September 30, 2006 includes 30 per cent of the net income of Northern Border Pipeline up to April 6, 2006 and 50 per cent thereafter.

The following tables set out summarized financial information of Northern Border Pipeline:

Northern Border Pipeline Income Statement

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars)	2006	2005	2006	2005
Revenues	80.3	89.0	231.5	241.6
Costs and expenses	(22.0)	(18.7)	(60.1)	(52.8)
Depreciation	(14.6)	(14.5)	(44.0)	(43.2)
Financial charges	(10.8)	(10.7)	(32.5)	(31.9)
Other income	0.8	1.1	1.5	1.9
Net income	33.7	46.2	96.4	115.6

Northern Border Pipeline Balance Sheet

	September 30,	December 31,
(millions of dollars)	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	20.0	22.0
Other current assets	37.8	45.7
Plant, property and equipment, net	1,489.0	1,516.1
Other assets	22.6	20.9
	1,569.4	1,604.7
Liabilities and Partners’ Equity
Current liabilities	223.0	56.0
Reserves and deferred credits	5.4	4.8
Long-term debt	450.5	628.9
Partners’ equity
Partners’ capital	889.4	912.7
Accumulated other comprehensive income	1.1	2.3
	1,569.4	1,604.7

The accumulated other comprehensive income amount relates to terminated interest rate swap agreements for cash flow hedges.

Note 3    Investment in Tuscarora Gas Transmission Company

The Partnership owns a 49 per cent general partner interest in Tuscarora Gas Transmission Company (Tuscarora), a Nevada general partnership, which owns a 240-mile U.S. interstate pipeline system that originates at an interconnection point with facilities of Gas Transmission Northwest Corporation, a wholly-owned subsidiary of TransCanada, near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada.  The remaining general partner interests in Tuscarora are held 50 per cent by Sierra Pacific Resources and 1 per cent by TransCanada.  The Tuscarora pipeline system is operated by a wholly owned subsidiary of Sierra Pacific Resources.  Tuscarora’s largest shipper, accounting for approximately 69 per cent of total available capacity through 2017, is also a wholly-owned subsidiary of Sierra Pacific Resources.

As a result of the purchase price allocation performed when the interest in Tuscarora was acquired, an annual amortization of $0.4 million has been included in the Partnership’s equity income from Tuscarora.  Tuscarora is regulated by the FERC.

The Partnership uses the equity method of accounting for its investment in Tuscarora.  TC PipeLines’ equity income for the three and nine months ended September 30, 2006 and 2005 includes 49 per cent of the net income of Tuscarora for the same periods.

The following tables set out summarized financial information of Tuscarora:

Tuscarora Income Statement

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars)	2006	2005	2006	2005
Revenues	6.7	7.8	22.6	24.1
Costs and expenses	(1.0)	(1.0)	(3.4)	(3.2)
Depreciation	(1.6)	(1.5)	(4.7)	(4.6)
Financial charges	(1.3)	(1.5)	(4.1)	(4.4)
Other income	0.1	—	0.2	0.1
Net income	2.9	3.8	10.6	12.0

Tuscarora Balance Sheet

	September 30,	December 31,
(millions of dollars)	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	5.5	3.8
Other current assets	2.4	3.0
Plant, property and equipment, net	127.2	131.6
Other assets	1.4	1.4
	136.5	139.8
Liabilities and Partners’ Equity
Current liabilities	8.0	6.8
Long-term debt	68.7	71.1
Partners’ equity
Partners’ capital	59.7	61.8
Accumulated other comprehensive income	0.1	0.1
	136.5	139.8

Note 4    Credit Facilities and Long-Term Debt

On February 28, 2006, the Partnership renewed a $20 million unsecured credit facility (Revolving Credit Facility).  Loans under the Revolving Credit Facility may bear interest, at the option of the Partnership, at a one-, two-, three-, or six-month LIBOR plus 0.75 per cent or 1.00 per cent if total debt is greater than or equal to 15 per cent of capitalization, or at a floating rate based on the higher of the federal funds effective rate plus 0.5 per cent and the prime rate.  The Revolving Credit Facility matures in February 2007.  Borrowings on the facility are limited to maximum leverage rates specified in the agreement.  The Partnership had nil and $13.5 million outstanding under the Revolving Credit Facility at September 30, 2006 and December 31, 2005, respectively.  The interest rate on the Revolving Credit Facility averaged 5.60 per cent and 4.22 per cent for the nine months ended September 30, 2006 and 2005, respectively.

On March 31, 2006, the Partnership entered into an unsecured credit agreement for a $310 million credit facility (Bridge Loan Credit Facility) with a banking syndicate.  Borrowings under the Bridge Loan Credit Facility bear interest, at the option of the Partnership, at the LIBOR or the base rate plus an applicable margin.  The Bridge Loan Credit Facility matures on March 31, 2008, at which time all amounts outstanding will be due and payable.  Borrowings under the facility are limited to maximum leverage rates specified in the agreement.  On April 5, 2006, the Partnership borrowed $307 million under the Bridge Loan Credit Facility to finance the purchase price and a $10 million transaction fee payable in connection with the acquisition of an additional 20 per cent general partnership interest in Northern Border Pipeline.  The remaining $3 million commitment under the Bridge Loan Credit Facility was terminated. The interest rate on the Bridge Loan Credit Facility averaged 6.26 per cent to September 30, 2006 and the interest rate was 6.45 per cent as at September 30, 2006.

Note 5    Net Income per Common Unit

Net income per common unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common units outstanding.  The general partner’s allocation is equal to an amount based upon the general partner’s two per cent interest, adjusted to reflect an amount equal to incentive distributions.  Net income per unit was determined as follows:

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars except per unit amounts)	2006	2005	2006	2005
Net income	12.0	14.8	33.4	37.9
Net income allocated to general partner
General partner interest	(0.3)	(0.3)	(0.7)	(0.7)
Incentive distribution income allocation	(0.4)	(0.4)	(1.4)	(1.4)
	(0.7)	(0.7)	(2.1)	(2.1)
Net income allocable to common units	11.3	14.1	31.3	35.8
Weighted average units outstanding (millions)	17.5	17.5	17.5	17.5
Net income per common unit	$0.65	$0.81	$1.79	$2.05

Note 6    Capital Requirements

The Partnership contributed $3.1 million in the first quarter of 2006, representing its then 30 per cent share of a $10.3 million cash call issued by Northern Border Pipeline.  The funds were used by Northern Border Pipeline to fund an expansion project.  The payment to Northern Border Pipeline was funded through cash from operations.

Note 7    Acquisition

On April 6, 2006, the Partnership acquired an additional 20 per cent general partnership interest in Northern Border Pipeline for approximately $297 million plus a $10 million transaction fee payable to a subsidiary of TransCanada, bringing the partnership’s total interest to 50 per cent.  Through the acquisition TC PipeLines indirectly assumed approximately $120 million of debt of Northern Border Pipeline.  The Partnership funded the transaction through the Bridge Loan Credit Facility and intends to refinance the loan with a combination of equity and debt.  In connection with this transaction, a subsidiary of TransCanada will become the operator of Northern Border Pipeline in April 2007.

The acquisition was accounted for using the purchase method of accounting.  The purchase price was allocated using an estimate of fair value of the net assets at the date of acquisition.  The difference between the purchase price and the fair value was recorded as part of the Partnership’s investment in Northern Border Pipeline.  The $10 million transaction fee payable to a subsidiary of TransCanada, who will become the operator of Northern Border Pipeline in April 2007, has been recorded as part of the Partnership’s investment in Northern Border Pipeline and is being amortized over the term of the related operating agreement.

The following pro forma statements of income for the three months and nine months ended September 30, 2006 and 2005 have been prepared as if the acquisition occurred at the beginning of the respective periods:

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars except per unit amounts)	2006	2005	2006	2005

Equity income from investment in Northern Border Pipeline	16.6	23.1	47.6	57.8
Equity income from investment in Tuscarora	1.3	1.7	4.9	5.5
General and administrative expenses	(0.5)	(0.5)	(1.8)	(1.5)
Financial charges and other	(5.0)	(5.0)	(14.9)	(15.3)
Net income	12.4	19.3	35.8	46.5

Net income allocation
Common units	11.7	18.5	33.7	44.2
General partner	0.7	0.8	2.1	2.3
	12.4	19.3	35.8	46.5

Net income per common unit	$0.67	$1.06	$1.93	$2.53

Units outstanding (millions)	17.5	17.5	17.5	17.5

Note 8    Subsequent Events

On November 2, 2006, TC PipeLines announced it has signed agreements to purchase an additional 50 per cent general partnership interest in Tuscarora for $100 million.  The Partnership will also indirectly assume approximately $37 million of Tuscarora debt.  Upon completion of the transaction, TC PipeLines will own or control 99 per cent of Tuscarora.  The Partnership will account for its interest in Tuscarora using the consolidation method.  In connection with this transaction, TransCanada will become the operator of Tuscarora, which is currently operated by an affiliate of Sierra Pacific Resources.  The Partnership intends to fund the transaction with a combination of bank debt and equity.  The transaction is expected to close by the end of 2006, subject to regulatory approvals.

Northern Border Pipeline declared and paid a distribution of approximately $48.8 million on November 1, 2006.  The Partnership received its 50 per cent share ($24.4 million) on November 1, 2006.

Tuscarora declared a distribution of approximately $3.1 million on October 12, 2006.  The Partnership received its 49 per cent share ($1.5 million) on October 31, 2006.

On October 20, 2006, the Partnership announced its third quarter cash distribution in the amount of $0.60 per unit, payable on November 14, 2006, to unitholders of record on October 31, 2006.  The cash distribution represents a quarterly increase of $0.025 per unit, or an annual cash distribution increase of $0.10 per unit, to an indicated annual cash distribution of $2.40 per unit.

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

•                                          orders by the FERC in Northern Border Pipeline’s November 2005 rate case which are significantly different than its filed stipulation and agreement;

•                                          the ability of Northern Border Pipeline to recontract its capacity and the transportation rates at which that capacity is contracted;

•                                          developments in pending FERC proceedings that impact the ability of Northern Border Pipeline and Tuscarora to recover income taxes in their rates;

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

and other risks are discussed in the Partnership’s filings with the Securities and Exchange Commission (SEC), including under Item 1A, “Risk Factors,” in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 and the quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2006.  By its nature, such forward-looking information is subject to various risks and uncertainties, which could cause TC PipeLines’ actual results and experience to differ materially from the anticipated results or other expectations expressed in this quarterly report.

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

Overview

TC PipeLines, LP was formed in 1998 as a Delaware limited partnership to acquire, own and participate in the management of U.S.-based pipeline assets.  TC PipeLines, LP and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, are collectively referred to herein as “TC PipeLines” or “the Partnership.”  TC PipeLines GP, Inc., an indirect wholly owned subsidiary of TransCanada, is the general partner of the Partnership.  At September 30, 2006, the Partnership owned a 50 per cent general partner interest in Northern Border Pipeline and a 49 per cent general partner interest in Tuscarora.

Significant Developments in 2006

On April 6, 2006, TC PipeLines acquired an additional 20 per cent general partnership interest in Northern Border Pipeline for approximately $297 million, plus a $10 million transaction fee payable to a subsidiary of TransCanada.  Through the acquisition, TC PipeLines has also indirectly assumed approximately $120 million of debt of Northern Border Pipeline.  TC PipeLines now owns a 50 per cent interest in Northern Border Pipeline.  TC PipeLines continues to account for its interest in Northern Border Pipeline using the equity method of accounting.  The Partnership funded the acquisition with a $307 million bridge loan credit facility.  The Partnership intends to refinance this loan with a combination of equity and debt.

In connection with this transaction, in April 2007 a subsidiary of TransCanada will become operator of Northern Border Pipeline, which is currently operated by ONEOK Partners GP.

In September 2006, Northern Border Pipeline filed a stipulation and agreement which documents the settlement in its pending rate case. The settlement was reached between Northern Border Pipeline and its participant customers and is supported by the FERC trial staff.  The uncontested settlement was certified on October 20, 2006 by the administrative law judge and provided to the FERC for approval. The approval process is expected to be completed by late 2006.

Northern Border Pipeline’s new rates based on its November 1, 2005 rate case filing were effective May 1, 2006, and were collected subject to refund through September 30, 2006.  Based on the settlement of the rate case, rates in effect prior to the rate case filing will be collected for the months of October to December 2006, and will not result in collecting additional amounts subject to refund.  Northern Border Pipeline expects to refund the $10.6 million estimated liability included on its balance sheet at September 30, 2006, plus interest accrued through the date the refunds are paid.

On November 2, 2006, TC PipeLines announced it has signed agreements to purchase an additional 50 per cent general partnership interest in Tuscarora for $100 million.  The Partnership will also indirectly assume approximately $37 million of Tuscarora debt.  Upon completion of the transaction, TC PipeLines will own or control 99 per cent of Tuscarora.  The Partnership will account for its interest in Tuscarora using the consolidation method.  In connection with this transaction, TransCanada will become the operator of Tuscarora, which is currently operated by an affiliate of Sierra Pacific Resources.  The Partnership intends to fund the transaction with a combination of bank debt and equity.  The transaction is expected to close by the end of 2006, subject to regulatory approvals.

Investment in Northern Border Pipeline Company

Northern Border Pipeline owns a 1,249-mile U.S. interstate pipeline system that transports natural gas from the U.S. – Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana for its customers.  Northern Border Pipeline’s system connects with multiple pipelines providing shippers access to the various natural gas markets served by those pipelines.  The Partnership owns a 50 per cent general partner interest in Northern Border Pipeline.

The remaining 50 per cent general partner interest in Northern Border Pipeline is held by ONEOK Partners, LP, a publicly traded limited partnership.  The management committee of Northern Border Pipeline consists of four members.  TC PipeLines and ONEOK Partners, LP each designate two members of the management committee and each have 50 per cent of the voting power of the management committee.

Investment in Tuscarora Gas Transmission Company

Tuscarora owns a 240-mile U.S. interstate pipeline system that originates at an interconnection point with facilities of GTN, a wholly-owned subsidiary of TransCanada, near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada.

The Partnership owns a 49 per cent general partner interest in Tuscarora.  The remaining general partner interest in Tuscarora is held 50 per cent by Tuscarora Gas Pipeline Co., a wholly-owned subsidiary of Sierra Pacific Resources and one per cent by TCPL Tuscarora Ltd., an indirect wholly-owned subsidiary of TransCanada.

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

There has been no change to the Partnership’s critical accounting policies during the nine months ended September 30, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  SFAS No. 157 is effective for TC PipeLines’ fiscal year beginning January 1, 2008.  The Partnership is currently reviewing the applicability of SFAS No. 157 to its results of operations and financial position.

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which addresses how to quantify the effect of an error on the financial statements.  SAB No. 108 is effective for TC PipeLines’ fiscal year ending December 31, 2006.  The Partnership is currently reviewing the applicability of SAB No. 108 to its results of operations and financial position.

Third Quarter 2006 Compared with Third Quarter 2005

Net income decreased $2.8 million, or 19 per cent, to $12.0 million in the third quarter of 2006, compared to $14.8 million for the same period in 2005.  The decrease was primarily due to lower earnings from Northern Border Pipeline and Tuscarora by $4.3 million, offset by $6.5 million in additional earnings from Northern Border Pipeline resulting from the acquisition of an additional 20 per cent general partner interest.  Interest expense increased $5.1 million compared to the same period last year due primarily to the financing of the additional 20 per cent general partner interest in Northern Border Pipelines.

Equity income from the Partnership’s investment in Northern Border Pipeline increased $2.7 million, or 19 per cent, to $16.6 million for the three months ended September 30, 2006, compared to $13.9 million for the same period in 2005.  The increase in equity income from Northern Border Pipeline was largely due to the Partnership’s additional 20 per cent general partner interest which contributed $6.5 million in equity income, partially offset by a reduction in Northern Border Pipeline’s net income primarily due to lower revenues and higher operations and maintenance expenses. The decrease in net operating revenues of Northern Border Pipeline is mainly due to a one-time increase in revenues in the third quarter of 2005 of $9.4 million due to the recognition of the sale of its bankruptcy claims against Enron and Enron North America.  The increased operations and maintenance expenses of Northern Border Pipeline as compared to the same period last year is due to increased general and administrative expenses and electric compression charges associated with the Chicago III Expansion Project.

Equity income from the Partnership’s investment in Tuscarora decreased $0.4 million, or 24 per cent, to $1.3 million for the three months ended September 30, 2006, compared with the same quarter in 2005.  The decrease in equity income from Tuscarora was predominantly due to lower revenues.  Revenues decreased due to new transportation rates put into effect on June 1, 2006 as a result of Tuscarora’s rate settlement with its customers. The Partnership’s general and administrative expenses were $0.5 million for the three months ended September 30, 2006, consistent with the same period in 2005.

The Partnership’s financial charges and other were $5.4 million for the three months ended September 30, 2006, an increase of $5.1 million compared to the same quarter in 2005, due to increased debt issued to finance the acquisition of the additional 20 per cent interest in Northern Border Pipeline.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Net income decreased $4.5 million, or 12 per cent, to $33.4 million in the first nine months of 2006, compared to $37.9 million for the same period in 2005.  The decrease was largely due to increased interest expense related to the $307 million bridge loan credit facility partially offset by an increase in equity income from Northern Border Pipeline resulting from the Partnership’s additional 20 per cent general partner interest.

Equity income from the Partnership’s investment in Northern Border Pipeline increased $5.4 million, or 16 per cent, to $40.1 million for the nine months ended September 30, 2006, compared to $34.7 million for the same period in 2005.  The increase in equity income from Northern Border Pipeline was due to the Partnership’s additional 20 per cent general partner interest which contributed $11.2 million in equity income, partially offset by a reduction in Northern Border Pipeline’s net income primarily due to decreased net operating revenues and increased operations and maintenance expenses. The decrease in net operating revenues of Northern Border Pipeline is mainly due to a one-time increase in revenues in the third quarter of 2005 of $9.4 million due to the recognition of the sale of its bankruptcy claims against Enron and Enron North America.  The increased operations and maintenance expenses of Northern Border Pipeline as compared to the same period last year is due to increased general and administrative expenses, electric compression charges associated with the Chicago III Expansion Project, and the reduction of its allowance for doubtful accounts related to bankruptcy claims against Enron in the second quarter of 2005.

Equity income from the Partnership’s investment in Tuscarora decreased $0.6 million, or 11 per cent, to $4.9 million in the first nine months of 2006, compared to $5.5 million for the same period in 2005.  The decrease in equity income from Tuscarora was predominantly due to lower revenues.  Revenues decreased due to new transportation rates which were put into effect on June 1, 2006 as a result of the settlement reached with customers.

The Partnership recorded general and administrative expenses of $1.8 million for the nine months ended September 30, 2006, which increased by $0.3 million when compared to the same period in 2005.  General and administrative expenses increased mainly due to higher salaries and benefits.

The Partnership’s financial charges and other were $9.8 million for the first nine months of 2006, an increase of $9.0 million compared to the same period in 2005, due to increased debt.

Liquidity and Capital Resources of TC PipeLines, LP

Debt and Credit Facilities

The following table summarizes TC PipeLines’ debt and credit facilities outstanding as of September 30, 2006:

	Payments Due by Period
		Less than 1	Long-term
(millions of dollars)	Total	year	portion

Revolving Credit Facility	—	—	—
Bridge Loan Credit Facility	307.0	—	307.0
Total	$307.0	$—	$307.0

On March 31, 2006, the Partnership entered into an unsecured credit agreement for a $310 million credit facility (Bridge Loan Credit Facility) with a banking syndicate.  Borrowings under the Bridge Loan Credit Facility bear interest, at the option of the Partnership, at the LIBOR or the base rate plus an applicable margin.  The Bridge Loan Credit Facility matures on March 31, 2008, at which time all amounts outstanding will be due and payable.  Borrowings under the facility are limited to maximum leverage rates specified in the agreement.  On April 5, 2006, the Partnership borrowed $307 million under the Bridge Loan Credit Facility to finance the purchase price and $10 million in a transaction fee payable in connection with the acquisition of an additional 20 per cent general partnership interest in Northern Border Pipeline.  The remaining $3 million commitment under the Bridge Loan Credit Facility was terminated.  The interest rate on the Bridge Loan Credit Facility averaged 6.26 per cent to September 30, 2006 and the interest rate was 6.45 per cent as at September 30, 2006.  The Partnership was in compliance with all financial covenants as of September 30, 2006.

Cash Distribution Policy of TC PipeLines, LP

The Partnership has made distributions of Available Cash (as defined in the Partnership Agreement) in the following manner:

• First, 98 per cent to the common units, pro rata, and 2 per cent to the general partner, until there is distributed for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

• Thereafter, in a manner whereby the general partner has rights (referred to as incentive distribution rights) to receive increasing percentages of excess quarterly cash distributions over specified cash distribution thresholds.

After the distributions described above are met, additional Available Cash from Operating Surplus (as defined in the Partnership Agreement) for that quarter will be distributed among the unitholders and the general partner in the following manner:

• First, 85 per cent to all units, pro rata, and 15 per cent to the general partner, until each unitholder has received a total of $0.5275 for that quarter;

• Second, 75 per cent to all units, pro rata, and 25 per cent to the general partner, until each unitholder has received a total of $0.6900 for that quarter; and

• Thereafter, 50 per cent to all units, pro rata, and 50 per cent to the general partner.

The distribution to the general partner described above, other than in its capacity as a holder of 2,035,106 units that are in excess of its aggregate 2 per cent general partner interest, represents the incentive distribution rights.

2006 Third Quarter Cash Distribution

On October 20, 2006, the Board of Directors of the general partner declared the Partnership’s 2006 third quarter cash distribution.  The third quarter cash distribution is payable on November 14, 2006 to unitholders of record as of October 31, 2006.  The total cash distribution of $11.3 million will be paid in the following manner: $10.5 million to common unitholders (including $1.2 million to the general partner as holder of 2,035,106 common units), $0.6 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2 per cent general partner interest.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $2.1 million, or six per cent, to $38.1 million for the nine months ended September 30, 2006, compared to $36.0 million for the same period in 2005.  The increase was primarily due to $6.7 million of higher cash distributions received partially offset by $4.4 million of higher interest payments related to higher debt.  For the nine months ended September 30, 2006 and 2005, the Partnership received cash distributions of $56.1 million and $43.7 million, respectively, from its equity investment in Northern Border Pipeline.  The increase in cash distributions from Northern Border Pipeline was largely due to the Partnership’s acquisition of an additional 20 per cent general partner interest.  The cash distributions received include $16.0 million and $11.1 million classified as return of capital in the nine months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006 and 2005, the Partnership also received cash distributions of $6.2 million and $6.3 million, respectively, from its equity investment in Tuscarora.  The cash distributions received from Tuscarora include $1.3 million and $0.8 million classified as return of capital in the nine months ended September 30, 2006 and 2005, respectively.  Distributions received in the first nine months of 2006 are based on the respective equity investments’ financial results for the nine months ended June 30, 2006.

Cash Flows from Investing Activities

Cash used in investing activities was $294.7 million for the nine months ended September 30, 2006.  The Partnership incurred costs of approximately $297 million plus $10 million in a transaction fee payable to a subsidiary of TransCanada for the acquisition of an additional 20 per cent general partnership interest in Northern Border Pipeline.  The Partnership made an equity contribution of $3.1 million, representing its then 30 per cent share of a cash call issued by Northern Border Pipeline to its partners on March 20, 2006.

Cash distributions received from Northern Border Pipeline which were classified as return of capital were $16.0 million and $11.1 million for the nine months ended September 30, 2006 and 2005, respectively.  Cash distributions received from Tuscarora which were classified as return of capital were $1.3 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Cash Flows from Financing Activities

Cash flows from financing activities were $261.3 million for the nine months ended September 30, 2006. In the first nine months of 2006, TC PipeLines issued $310 million of long-term debt, of which $307 million was issued under the Bridge Loan Credit Facility to finance the Partnership’s acquisition of an additional 20 per cent general partner interest in Northern Border Pipeline.  The Partnership also repaid $16.5 million of its outstanding debt balance.

For the nine months ended September 30, 2006, the Partnership paid $32.2 million in cash distributions in the following manner:  $30.1 million to common unitholders (including $4.0 million to the general partner as holder of 2,305,106 common units), $1.5 million to the general partner as holder of the incentive distribution rights, and $0.6 million to the general partner in respect of its 2 per cent general partner interest.

Capital Requirements

To the extent TC PipeLines has any capital requirements with respect to its investments in Northern Border Pipeline and Tuscarora or makes acquisitions during the remainder of 2006, TC PipeLines expects to fund these requirements with operating cash flows, debt and/or equity.

Results of Operations of Northern Border Pipeline Company

In the following discussion of the results of Northern Border Pipeline, all amounts represent 100 per cent of the operations of Northern Border Pipeline, in which the Partnership has held a 50 per cent interest since April 6, 2006.

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

Significant Developments in 2006

Purchase and Sale of Partnership Interest – In April 2006, ONEOK sold a 20 per cent partnership interest in Northern Border Pipeline to TC PipeLines.  ONEOK and TC PipeLines each now own a 50 per cent interest in Northern Border Pipeline.

In April 2006, Northern Border Pipeline’s general partnership agreement was amended and restated as a result of the ownership interest change.  The major provisions adopted or changed included the following:

•                  The Management Committee consists of four members.  Each partner designates two members and TC PipeLines designates one of its members as chairman.

•                  The Management Committee designates the members of the Audit Committee, which consists of three members.  One member is selected by the members of the Management Committee designated by the partner whose affiliate is the operator and two members are selected by the members of the Management Committee designated by the other partner.

•                  ONEOK Partners GP is Northern Border Pipeline’s operator until April 1, 2007.  Effective April 1, 2007, TransCan Northwest Border Ltd. (TransCan), an affiliate of TransCanada, will become Northern Border Pipeline’s operator under a new operating agreement, described briefly below.

Operating Agreement – In April 2006, Northern Border Pipeline entered into an operating agreement with TransCan.  Under the new operating agreement, TransCan will become Northern Border Pipeline’s operator effective April 1, 2007.

Chicago III Expansion Project – In April 2006, the Chicago III Expansion Project went into service as planned, adding approximately 130 MMcf/d of transportation capacity on the eastern portion of Northern Border Pipeline’s system into the Chicago area.

Settlement of Rate Case - In September 2006, Northern Border Pipeline filed a stipulation and agreement which documents the settlement in its pending rate case. The settlement was reached between Northern Border Pipeline and its participant customers and is supported by the FERC trial staff.  The uncontested settlement was certified on October 20, 2006 by the administrative law judge and provided to the FERC for approval. The approval process is expected to be completed by late 2006.  Additional information about Northern Border Pipeline’s regulatory proceedings is included under “Regulatory Developments” in this section of the report.

Critical Accounting Estimate

Provision for Rate Refunds – Northern Border Pipeline is subject to regulation by the FERC.  Northern Border Pipeline transports gas for shippers under a tariff regulated by the FERC that specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on its pipeline system.  From time to time, certain revenue collected may be subject to possible refunds upon final FERC orders.  Accordingly, estimates of rate refund reserves are recorded considering regulatory proceedings and advice of counsel.  As required by the provisions of the settlement of Northern Border Pipeline’s last rate case, on November 1, 2005, Northern Border Pipeline filed a rate case with the FERC.  The new rates were effective May 1, 2006, and were collected subject to refund through September 30, 2006.  Based on the settlement of the rate case, rates in effect prior to the rate case filing will be collected for the months of October to December 2006, and will not result in collecting additional amounts subject to refund.  Northern Border Pipeline expects to refund $10.6 million recorded as a liability on its balance sheet at September 30, 2006, plus interest accrued through the date the refunds are paid.   Additional information about Northern Border Pipeline’s regulatory proceedings is included in this section of the report under “Regulatory Developments”.

Known Trends and Uncertainties

Supply - Northern Border Pipeline continues to expect that Canadian natural gas export volumes in 2006 will remain near 2005 levels.  In 2007, Canadian gas supplies available for export could be adversely impacted by the development of oil sand reserves due to natural gas utilized in its production.  As a result, increased production of crude oil reserves in Canada could reduce natural gas available for export to the U.S. if oil sands production and the related demand for natural gas are significantly greater than natural gas supply growth.

Demand - The Energy Information Administration projects U.S. demand for natural gas in 2006 to be slightly less than 2005 levels primarily as a result of warmer-than-average temperatures in the first quarter of 2006.  U.S gas consumption could increase in 2007 from 2006 levels assuming the return of colder temperatures during the 2006-2007 winter heating season (November to March).

Natural gas storage injections and withdrawals in Western Canada affect natural gas available for transportation on Northern Border Pipeline’s system.  As a result, demand for transportation services is reduced during periods of Canadian storage injection and may increase during periods of storage withdrawal.  At September 30, 2006, Western Canada storage injection and inventories were slightly above September 30, 2005 figures.  A developing storage field in Western Canada is believed to have recently reached full injection capabilities, adding capacity to total Western Canadian storage capabilities.  Northern Border Pipeline anticipates that increased storage may reduce demand for its transportation capacity if unseasonably warm weather is experienced in the Midwest throughout the 2006-2007 winter heating season.

For the nine months ended September 30, 2006 and 2005, Northern Border Pipeline’s contracted capacity, including contracts of various lengths with some short-term in nature, averaged approximately 97 per cent.  At September 30, 2006, approximately 52 per cent of Northern Border Pipeline’s capacity was contracted on a firm basis for the 2006-2007 heating season.  At September 30, 2005, approximately 70 per cent of Northern Border Pipeline’s capacity was contracted on a firm basis for the 2005-2006 heating season. As a result of short-term contracting activity, Northern Border Pipeline’s actual firm contracted capacity averaged 102 per cent during the 2005-2006 heating season.  Weather conditions will be a primary driver of demand for the 2006-2007 heating season. Assuming the return of colder weather for the 2006-2007 heating season, Northern Border Pipeline expects the available capacity to be sold on a short-term basis at levels comparable to the 2005-2006 heating season.

Revenues for the 2006-2007 heating season may be lower due to reduction of long-term rates starting January 1, 2007, resulting from the rate case settlement discussed under “Regulatory Developments” in this section.  In addition, revenue may vary on a quarterly basis in 2007 due to the implementation of seasonal rates included in the rate case settlement.  Discounting transportation rates on a short-term basis may be necessary to optimize revenue depending upon current market conditions.

Regulatory Developments

As required by the provisions of the settlement of Northern Border Pipeline’s last rate case, on November 1, 2005, Northern Border Pipeline filed a rate case with the FERC.  In December 2005, the FERC issued an order that identified issues that were raised in the proceeding and accepted the proposed rates, but suspended their effectiveness until May 1, 2006.  Since that date, the new rates were collected subject to refund through September 30, 2006. Based on the settlement discussed below, the rates in effect prior to the rate case filing will be collected for the months of October to December 2006, and will not result in collecting additional amounts subject to refund.

On September 18, 2006, Northern Border Pipeline filed a stipulation and agreement which documents the settlement in its pending rate case. The settlement was reached between Northern Border Pipeline and its participant customers and is supported by the FERC trial staff.  The uncontested settlement was certified on October 20, 2006 by the administrative law judge and provided to the FERC for approval.  The approval process is expected to be completed by late 2006.  Based on the settlement of the rate case Northern Border Pipeline expects to refund $10.6 million recorded as a liability on its balance sheet at September 30, 2006, plus interest accrued through the date the refunds are paid. Northern Border Pipeline anticipates refunds will be paid during the first quarter of 2007.

The settlement establishes maximum long-term mileage-based rates and charges for transportation on Northern Border Pipeline’s system. Beginning in 2007, overall rates will be reduced, compared with rates prior to the filing, by approximately five per cent.  For the full transportation route from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per Dth will now be approximately $0.44 per Dth, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge. The factors used in calculating depreciation expense for transmission plant are being increased from the current 2.25 per cent to 2.40 per cent. The settlement also provides for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area. The settlement includes a three-year moratorium on filing rate cases and participants challenging these rates, and requires that Northern Border Pipeline files a rate case within six years.

Results of Operations

The following tables set out summarized financial information for Northern Border Pipeline for the three and nine months ended September 30, 2006 and 2005 and as at September 30, 2006 and December 31, 2005.  Amounts discussed represent 100 per cent of the operations of Northern Border Pipeline, in which the Partnership holds a 50 per cent interest as at September 30, 2006.

Northern Border Pipeline Income Statement

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars)	2006	2005	2006	2005
Revenues	80.3	89.0	231.5	241.6
Costs and expenses	(22.0)	(18.7)	(60.1)	(52.8)
Depreciation	(14.6)	(14.5)	(44.0)	(43.2)
Financial charges	(10.8)	(10.7)	(32.5)	(31.9)
Other income	0.8	1.1	1.5	1.9
Net income	33.7	46.2	96.4	115.6

Northern Border Pipeline Balance Sheet

	September 30,	December 31,
(millions of dollars)	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	20.0	22.0
Other current assets	37.8	45.7
Plant, property and equipment, net	1,489.0	1,516.1
Other assets	22.6	20.9
	1,569.4	1,604.7
Liabilities and Partners’ Equity
Current liabilities	223.0	56.0
Reserves and deferred credits	5.4	4.8
Long-term debt	450.5	628.9
Partners’ equity
Partners’ capital	889.4	912.7
Accumulated other comprehensive income	1.1	2.3
	1,569.4	1,604.7

Third Quarter 2006 Compared with Third Quarter 2005

Net income was $33.7 million for the three months ended September 30, 2006, a decrease of $12.5 million, or 27 per cent, compared with $46.2 million for the same period last year, primarily due to decreased net operating revenues and increased operations and maintenance expense.

Net revenues decreased $8.7 million, or 10 per cent, for the three months ended September 30, 2006, compared with the same period last year due to the following:

•                  a one-time increase in revenue in the third quarter of 2005 of $9.4 million due to the recognition of the sale of Northern Border Pipeline’s bankruptcy claims for transportation contracts and associated guarantees held against Enron and Enron North America;

•                  decreased net revenue of $1.5 million due to an increase in Northern Border Pipeline’s provision for billings subject to refund to reflect the filed settlement of its current rate case; partially offset by

•                  additional revenue of $1.5 million due to contracts related to the Chicago III Expansion Project; and

•                  increased revenue of $0.7 million related to increased demand for other transportation services.

Northern Border Pipeline reserved $8.2 million of transportation revenue during the third quarter of 2006, as the proposed rates in its current rate case are subject to refund upon final FERC orders.  Additional information about Northern Border Pipeline’s current rate case is included in this section under “Regulatory Developments.”

Costs and expenses increased $3.3 million, or 18 per cent, for the three months ended September 30, 2006, compared with the same period last year as a result of increased general and administrative expenses and increased operating costs related to electric compression charges associated with the Chicago III Expansion Project.

The remaining decrease in net income of $0.5 million for the three months ended September 30, 2006, compared with the same period last year were due to increased depreciation and financial charges and decreased other income.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Net income was $96.4 million for the nine months ended September 30, 2006, a decrease of $19.2 million, or 17 per cent, compared with $115.6 million for the same period last year, primarily due to decreased net operating revenues and increased operations and maintenance expenses.

Net revenues decreased $10.1 million, or 4 per cent, for the nine months ended September 30, 2006, compared with the same period last year due to the following:

•                  a one-time increase in revenue in the third quarter of 2005 of $9.4 million due to the recognition of the sale of Northern Border Pipeline’s bankruptcy claims for transportation contracts and associated guarantees held against Enron and Enron North America;

•                  decreased firm demand revenue and commodity charges of $2.6 million as a result of discounted transportation rates, transportation capacity that was sold for shorter transportation paths and some unsold capacity in March 2006; and

•                  decreased revenue of $0.6 million related to decreased demand for other transportation services; partially offset by

•                  additional revenue of $2.5 million due to contracts related to the Chicago III Expansion Project.

Northern Border Pipeline reserved $10.5 million of transportation revenue during the nine months ended September 30, 2006, as the proposed rates in its current rate case are subject to possible refund upon final FERC orders.

Costs and expenses increased $7.3 million, or 14 per cent, for the nine months ended September 30, 2006, compared with the same period last year as a result of increased general and administrative expenses, electric compression charges associated with the Chicago III Expansion Project and the reduction of Northern Border Pipeline’s allowance for doubtful accounts related to bankruptcy claims against Enron Corp. and Enron North America Corp. in the second quarter of 2005.

The remaining decrease in net income of $1.8 million for the nine months ended September 30, 2006, compared with the same period last year were due to increased depreciation and financial charges and decreased other income.

Liquidity and Capital Resources of Northern Border Pipeline Company

Northern Border Pipeline’s principal sources of liquidity include cash generated from operating activities and bank credit facilities.  Northern Border Pipeline funds its operating expenses, debt service and cash distributions to its partners primarily with operating cash flow.  Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under Northern Border Pipeline’s credit agreement, issuance of senior unsecured notes and/or equity contributions from its partners.  Northern Border Pipeline’s ability to access the capital markets to issue debt securities under reasonable terms depends on its financial condition, credit ratings and market conditions.  Northern Border Pipeline believes that its ability to obtain financing and its history of consistent cash flow from operating activities provide a solid foundation to meet its short-term and long-term liquidity and capital resource requirements.

Debt and Credit Facilities

The following table summarizes Northern Border Pipeline’s debt and credit facilities outstanding as of September 30, 2006:

	Payments Due by Period
		Less than 1	Long-term
(millions of dollars)	Total	year	portion

$175 million Pipeline Credit Agreement due 2010 (a)	$8.0	$8.0	$—
6.25% senior notes due 2007 (b)	$150.0	$150.0	$—
7.75% senior notes due 2009	$200.0	$—	$200.0
7.50% senior notes due 2021	$250.0	$—	$250.0
Total	$608.0	$158.0	$450.0

(a)  Northern Border Pipeline is required to pay a facility fee of 0.075% on the principal commitment amount of its credit agreement.

(b)  Northern Border Pipeline intends to refinance these notes on or before the May 1, 2007, maturity date.

Revolving Credit Agreement

As of September 30, 2006, Northern Border Pipeline had outstanding borrowings of $8.0 million under its $175 million revolving credit agreement and was in compliance with the covenants of its agreement.  The covenants are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in Northern Border Pipeline’s annual report on Form 10-K for the year ended December 31, 2005.  The weighted average interest rate related to the borrowings on our credit agreement was 7.30 per cent at September 30, 2006.

Cash Flows

Northern Border Pipeline’s cash flows from operating activities for the nine months ended September 30, 2006 decreased $10.1 million from the same period last year due to the following:

•                  cash received in 2005 of $11.1 million related to Northern Border Pipeline’s Enron Corp. and Enron North America Corp. bankruptcy claims;

•                  increased expenditures related to its current rate case of $1.3 million;

•                  increased cash paid for interest of $0.7 million; partially offset by

•                  increased cash received from customers of $0.8 million as a result of higher gross operating revenues.

Cash used in investing activities was $17.0 million for each of the nine months ended September 30, 2006 and 2005.   Maintenance capital expenditures were $6.7 million and $12.0 million during the nine months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2006 and 2005, growth capital expenditures related to the Chicago III Expansion Project were $10.2 million and $4.3 million, respectively.  Cash used in financing activities was $138.8 million for the nine months ended September 30, 2006, compared with $146.2 million for the same period last year.

Northern Border Pipeline received equity contributions from its partners of $10.3 million during the first quarter of 2006 to fund approximately 50 per cent of the Chicago III Expansion Project capital costs.  Distributions to partners, which are calculated using operating results from the preceding quarter, decreased $15.8 million during the nine months ended September 30, 2006, compared with the same period last year primarily due to lower net income.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  SFAS No. 157 is effective for Northern Border Pipeline’s fiscal year beginning January 1, 2008.  Northern Border Pipeline is currently reviewing the applicability of SFAS No. 157 to its results of operations and financial position.

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which addresses how to quantify the effect of an error on the financial statements.  SAB No. 108 is effective for Northern Border Pipeline’s fiscal year ending December 31, 2006.  Northern Border Pipeline is currently reviewing the applicability of SAB No. 108 to its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments.  ONEOK Partners GP adopted SFAS No. 123R as of January 1, 2006, and charges Northern Border Pipeline for its proportionate share of the expense recorded by ONEOK Partners GP.  The adoption of SFAS No. 123R by ONEOK Partners GP did not have a material impact on Northern Border Pipeline’s results of operations or financial position.

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

Tuscarora has firm transportation contracts for over 95 per cent of its available capacity, including contracts held by Sierra Pacific Power for 69 per cent of the total available capacity, the majority of which expires on October 31, 2017.  As of September 30, 2006, the weighted-average contract life on the Tuscarora pipeline system was approximately 11.7 years.

Recent Developments

Cost and Revenue Study – In accordance with a letter agreement executed on September 25, 2001 with the Public Utilities Commission of Nevada (PUCN), Tuscarora had an obligation to file a cost and revenue study with the FERC, within a reasonable timeframe following the third anniversary of the in-service date of its 2002 expansion project.  The project was placed into service on December 1, 2002.  As a result of that requirement, Tuscarora and the PUCN entered into settlement discussions with respect to a potential rate adjustment.  On April 26, 2006 the PUCN approved a settlement with Tuscarora.  The settlement results in a firm transportation rate of $0.40/decatherm per day (dth-day) beginning June 1, 2006.  This is a 17 per cent reduction to the current rate of $0.4811/dth-day, or approximately $5 million reduction in Tuscarora’s annual revenues.  In addition, the settlement results in a moratorium on all rate actions before the FERC by any party to the settlement for a period of 48 months to May 31, 2010, including rate actions related to expansion projects where Tuscarora proposes to price the expansion at the settlement rate.  There is no requirement to file a cost and revenue study or rate case at the end of the moratorium period.  The settlement also terminates the September 2001 requirement for Tuscarora to file a cost and revenue study.  All firm shippers have signed on with the agreement settlement.  The settlement was approved by the FERC on July 3, 2006.  A compliance filing was made July 7, 2006 for the new tariffs, which are to be effective as of June 1, 2006.  Approval for this filing was received on August 7, 2006.

Change in Ownership - On November 2, 2006, TC PipeLines announced it has signed agreements to purchase an additional 50 per cent general partnership interest in Tuscarora for $100 million.  The Partnership will also indirectly assume approximately $37 million of Tuscarora debt.  Upon completion of the transaction, TC PipeLines will own or control 99 per cent of Tuscarora.  The Partnership will account for its interest in Tuscarora using the consolidation method.  In connection with this transaction, TransCanada will become the operator of Tuscarora, which is currently operated by an affiliate of Sierra Pacific Resources.  The Partnership intends to fund the transaction with a combination of bank debt and equity.  The transaction is expected to close by the end of 2006, subject to regulatory approvals.

Results of Operations

The following tables set out summarized financial information for Tuscarora for the three and nine months ended September 30, 2006 and 2005 and as at September 30, 2006 and December 31, 2005.  Amounts discussed represent 100 per cent of the operations of Tuscarora, in which the Partnership has held a 49 per cent interest since September 1, 2000.

Tuscarora Income Statement

	Three months ended		Nine months ended
(unaudited)	September 30		September 30
(millions of dollars)	2006	2005	2006	2005
Revenues	6.7	7.8	22.6	24.1
Costs and expenses	(1.0)	(1.0)	(3.4)	(3.2)
Depreciation	(1.6)	(1.5)	(4.7)	(4.6)
Financial charges	(1.3)	(1.5)	(4.1)	(4.4)
Other income	0.1	—	0.2	0.1
Net income	2.9	3.8	10.6	12.0

Tuscarora Balance Sheet

	September 30,	December 31,
(millions of dollars)	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	5.5	3.8
Other current assets	2.4	3.0
Plant, property and equipment, net	127.2	131.6
Other assets	1.4	1.4
	136.5	139.8

Liabilities and Partners’ Equity
Current liabilities	8.0	6.8
Long-term debt	68.7	71.1
Partners’ equity
Partners’ capital	59.7	61.8
Accumulated other comprehensive income	0.1	0.1
	136.5	139.8

Third Quarter 2006 Compared with Third Quarter 2005

Net income decreased $0.9 million, or 24 per cent, to $2.9 million in the third quarter of 2006, compared to $3.8 million for the same period in 2005.  The decrease was primarily due to lower revenues.

Revenues earned by Tuscarora decreased $1.1 million, or 14 per cent, to $6.7 million in the three months ended September 30, 2006, compared to $7.8 million for the same period in 2005.  The decrease was mainly due to the lower rates charged.

Costs and expenses were $1.0 million for the third quarter of 2006 and 2005.  Depreciation of $1.6 million for the three months ended September 30, 2006 remained relatively consistent with the same period in 2005, when the depreciation totaled $1.5 million.

Financial charges decreased $0.2 million, or 13 per cent, to $1.3 million for the third quarter of 2006, compared to $1.5 million for the same period in 2005.  The decrease is due to lower outstanding debt.  Other income of $0.1 million for the three months ended September 30, 2006 remained relatively consistent with the same period in 2005, when there was negligible other income recorded.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Net income decreased $1.4 million, or 12 per cent, to $10.6 million for the nine months ended September 30, 2006, compared to $12.0 million for the same period in 2005.  The decrease was primarily due to lower revenues.

Revenues earned by Tuscarora decreased $1.5 million, or six per cent, to $22.6 million in the nine months ended September 30, 2006, compared to $24.1 million for the same period in 2005.  The decrease is mainly due to lower rates charged since June 2006.

Costs and expenses increased $0.2 million, or 6 per cent, to $3.4 million for the nine months ended September 30, 2006, compared to $3.2 million for the same period in 2005.  The increase was primarily due to maintenance costs to repair the washout of Susanville Lateral.  Depreciation remained relatively consistent at $4.7 million in the nine months ended September 30, 2006 when compared to the same period in 2005, where $4.6 million of depreciation was recorded.

Financial charges decreased $0.3 million, or 7 per cent, to $4.1 million for the nine months ended September 30, 2006, compared to $4.4 million for the same period last year.  The decrease is mainly due to less debt outstanding.  Other income remained relatively consistent at $0.2 million for the first nine months of 2006, compared to $0.1 million in the same period of 2005.

Liquidity and Capital Resources of Tuscarora Gas Transmission Company

Debt and Credit Facilities

The following table summaries Tuscarora’s debt and credit facilities outstanding as of September 30, 2006:

	Payments Due by Period
		Less Than
(millions of dollars)	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Series A Senior Notes due 2010	59.8	3.5	6.5	49.8	—
Series B Senior Notes due 2010	6.2	0.5	1.0	4.7	—
Series C Senior Notes due 2012	7.5	0.8	1.6	1.6	3.5
Operating Leases	0.2	0.1	0.1	—	—
Commitments (1)	0.7	0.6	0.1	—	—
Total	$74.4	$5.5	$9.3	$56.1	$3.5

(1)  Tuscarora’s commitments relate to a contract with a third party for maintenance services on certain components of its pipeline-related equipment.  The contract expires in November 2007.

Short-term liquidity needs will be met by operating cash flows.  Long-term capital needs may be met through the issuance of long-term indebtedness.

Cash Flows

Tuscarora’s cash provided by operating activities decreased $1.4 million to $16.9 million for the nine months ended September 30, 2006, compared to the same period last year primarily due to lower revenues.

Cash used in investing activities was $0.2 million and $0.9 million for the nine months ended September 30, 2006 and 2005, respectively.  Tuscarora used more funds for growth capital expenditures in 2005, which were related to the Barrick Lateral.

Cash used in financing activities increased by $0.4 million to $15.0 million for the nine months ended September 30, 2006, compared to the same period in 2005 due to lower contributions received from Tuscarora’s partners in 2006, slightly offset by lower cash distributions paid to Tuscarora’s partners in 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines, LP

TC PipeLines may be exposed to market risk through changes in interest rates.  The Partnership does not have any material foreign exchange risks.  TC PipeLines’ interest rate exposure results from its Bridge Loan Credit Facility and Revolving Credit Facility, which are subject to variability in LIBOR interest rates.  At September 30, 2006, TC PipeLines had $307 million outstanding on its Bridge Loan Credit Facility and nil outstanding on its Revolving Credit Facility.  If LIBOR interest rates changed by one per cent compared to the rates in effect at September 30, 2006, the Partnership’s interest expense for the nine months ended September 30, 2006 would have changed by approximately $1.5 million.  This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of September 30, 2006.

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

Northern Border Pipeline maintains a significant portion of its debt at fixed rates to reduce its sensitivity to interest rate fluctuations and utilizes interest rate swap agreements to convert fixed-rate debt to variable-rate debt to manage interest expense.  As of September 30, 2006, 99 per cent of Northern Border Pipeline’s outstanding debt was at fixed rates and there were no interest rate swap agreements outstanding.

If interest rates hypothetically increased one per cent on Northern Border Pipeline’s variable-rate borrowings outstanding at September 30, 2006, its interest expense would increase and its 2006 projected net income would decrease by approximately $0.1 million.

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

TC PipeLines, LP

The following modified risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1A, “Risk Factors” in our Quarterly reports on Form 10Q for the first and second quarters of 2006:

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

On September 18, 2006, Northern Border Pipeline filed a stipulation and agreement which documents the settlement in Northern Border Pipeline’s pending rate case.  The settlement was reached between Northern Border Pipeline and its participant customers and is supported by the FERC trial staff.  The uncontested settlement was certified on October 20, 2006 by the administrative law judge and provided to the FERC for approval.  The approval process is expected to be completed by late 2006.  Based on the settlement of the rate case, Northern Border Pipeline expects to refund $10.6 million, recorded as a liability on its balance sheet at September 30, 2006, plus interest accrued through the date the refunds are paid.  Northern Border Pipeline anticipates refunds will be paid during the first quarter of 2007.

The settlement establishes maximum long-term rates and charges for transportation on Northern Border Pipeline’s system. Beginning in 2007, overall rates will be reduced, compared with rates prior to the filing, by approximately five per cent for the full transportation route from Port of Morgan, Montana to the Chicago area. The previous charge of approximately $0.46 per Dth will now be approximately $0.44 per Dth. The factors used in calculating depreciation expense for transmission plant are being increased from the current 2.25 per cent to 2.40 per cent. The settlement also provides for seasonal rates for short-term transportation services. The settlement includes a three-year moratorium on filing rate cases and participants challenging these rates, and requires that Northern Border Pipeline files a rate case within six years.

In May 2005, the FERC issued a policy statement permitting the inclusion of an income tax allowance in the rates for partnership interests held by partners with an actual or potential income tax liability. On December 16, 2005, the FERC issued its first significant case-specific pipeline review of the income tax allowance issue in another pipeline company’s rate case.  The FERC reaffirmed its new income tax allowance policy and directed the subject pipeline to provide certain evidence necessary for the pipeline to determine its income tax allowance. The new tax allowance policy and the December 16 order have been appealed to the D.C. Circuit. As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service. Depending upon how the policy statement on income tax allowances is applied in practice to pipelines owned by partnerships, and whether it is ultimately upheld or modified on judicial review, could affect the tariffs of FERC-regulated oil and natural gas pipelines like Northern Border Pipeline.  We cannot predict the outcome of the case on appeal and its potential effect on Northern Border Pipeline’s rate case, or what, if any, effect any such outcome may have on Northern Border Pipeline. Northern Border Pipeline’s present rates and recent rate case filing reflects an allowance for income taxes of 35 per cent regardless of the partners’ taxpaying status.  Any FERC actions regarding this issue in Northern Border Pipeline’s rate case that may adversely affect Northern Border Pipeline could have an adverse effect on the cash distributions we receive from it.

ITEM 5.  OTHER INFORMATION

TC PipeLines, LP

On April 6, 2006, Northern Border Pipeline entered into an operating agreement with TransCan Northwest Border Ltd. (TransCan), who will be Northern Border Pipeline’s operator effective April 1, 2007.  TransCan is a wholly-owned subsidiary of TransCanada.  TransCanada develops and operates energy infrastructure in North America.  TransCanada has a significant network of pipelines that transport natural gas from Western Canada to Canadian and U.S. markets.  TransCan is an affiliate of TC PipeLines, who owns a fifty percent interest in Northern Border Pipeline.

TransCanada has advised Northern Border Pipeline that it has retained, effective April 1, 2007, approximately 135 individuals, who currently operate Northern Border Pipeline’s system and will continue to operate Northern Border Pipeline’s system as employees of TransCanada beginning April 1, 2007.  These employees are currently employed by ONEOK Partners GP, Northern Border Pipeline’s current operator.

Additionally, TransCan has advised Northern Border Pipeline, effective as of April 1, 2007, that it has retained Paul F. Miller to assume the responsibilities of vice-president and general manager of TransCan and it has retained Patricia M. Wiederholt as controller, Northern Border Pipeline of TransCan.  Mr. Miller will have overall operational and financial performance responsibility for TransCan’s operations of Northern Border Pipeline.  Mr. Miller will be the equivalent of Northern Border Pipeline’s principal executive officer, and he is currently Vice President – Commercial, Northern Border Pipeline for ONEOK Partners GP.   Ms. Wiederholt is currently Partnership Controller for ONEOK Partners GP.  As controller of TransCan, Ms. Wiederholt will be the equivalent of Northern Border Pipeline’s principal financial officer.

 Northern Border Pipeline’s current operating agreement with ONEOK Partners GP will terminate on March 31, 2007.  As a result William R. Cordes, President – Northern Border Pipeline for ONEOK Partners GP and Jerry L. Peters, Senior Vice President – Chief Accounting Officer and Treasurer for ONEOK Partners GP, will no longer serve as the equivalent of Northern Border Pipeline’s principal executive officer and principal financial officer, respectively after March 31, 2007.

As previously disclosed, Mr. Cordes will retire from ONEOK Partners GP effective April 1, 2007.  On October 24, 2006, Boardwalk Pipeline Partners, LP (Boardwalk) announced that Mr. Cordes was elected a director and member of the audit committee of Boardwalk’s general partner.  Boardwalk, through its subsidiaries, is engaged in interstate transportation and storage of natural gas.

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

TC PipeLines, LP
(a Delaware Limited Partnership)

	By:	TC PipeLines GP, Inc., its general partner

	By:	/s/ Gregory A. Lohnes
Date: November 3, 2006		Gregory A. Lohnes
Chief Financial Officer (duly authorized officer)

	By:	/s/ Amy Leong
Date: November 3, 2006		Amy Leong
Controller (duly authorized officer)