Form 10-Q
period 2007-03-31
TC PIPELINES LP
filed 2007-04-30
CIK 1075607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☒                                   Accelerated filer ☐                                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

As of April 30, 2007, there were 34,856,086 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TC PipeLines, LP

Consolidated Statement of Income

(unaudited)	Three months ended March 31
(millions of dollars except per unit amounts)	2007	2006

Equity income from investment in Great Lakes (Note 2)	7.0	—
Equity income from investment in Northern Border (Note 3)	17.8	11.2
Equity income from investment in Tuscarora (Note 4)	—	2.0
Transmission revenues	6.9	—
Operations, maintenance and administrative expenses	(2.0)	(0.6)
Depreciation	(1.6)	—
Financial charges, net and other	(8.1)	(0.2)
Net income	20.0	12.4

Net income allocation
Common units	17.9	11.7
General partner	2.1	0.7
	20.0	12.4

Net income per common unit (Note 6)	$0.73	$0.67

Weighted average units outstanding (millions)	24.6	17.5

Units outstanding at the end of the period (millions)	34.9	17.5

Consolidated Statement of Comprehensive Income

(unaudited)	Three months ended March 31
(millions of dollars)	2007	2006

Net income	20.0	12.4
Other comprehensive income
Change associated with current period hedging transactions (Note 10)	(1.2)	—
Change associated with current period hedging transactions of investees	(0.3)	(0.1)
Total comprehensive income	18.5	12.3

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheet

(unaudited)
(millions of dollars)	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and short-term investments	9.2	4.0
Accounts receivable and other	3.4	2.5
	12.6	6.5
Investment in Great Lakes (Note 2)	740.7	—
Investment in Northern Border (Note 3)	556.6	561.2
Plant, property and equipment	126.0	127.0
Goodwill	79.1	79.2
Other assets	3.6	3.9
	1,518.6	777.8

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable	3.0	3.3
Accrued interest	3.9	1.3
Current portion of long-term debt (Note 5)	4.7	4.7
	11.6	9.3
Long-term debt (Note 5)	587.4	463.4
	599.0	472.7
Non-controlling interests	1.2	1.2
Partners’ Equity (Note 7)
Common units	897.7	295.6
General partner	20.4	6.5
Accumulated other comprehensive income	0.3	1.8
	918.4	303.9
	1,518.6	777.8

Subsequent events (Note 11)

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows

(unaudited)	Three months ended March 31
(millions of dollars)	2007	2006

CASH GENERATED FROM OPERATIONS
Net income	20.0	12.4
Depreciation	1.6	—
Amortization of other assets	0.1	—
Equity income in excess of distributions received	(7.0)	—
Decrease/(increase) in operating working capital	1.0	(0.1)
	15.7	12.3

INVESTING ACTIVITIES
Return of capital from Northern Border	4.4	2.3
Return of capital from Tuscarora	—	0.2
Investment in Great Lakes (Note 2)	(733.3)	—
Investment in Northern Border (Note 3)	—	(4.6)
Investment in Tuscarora (Note 4)	0.1	—
Capital expenditures	(0.6)	—
Other assets	(1.1)	—
	(730.5)	(2.1)

FINANCING ACTIVITIES
Distributions paid	(11.3)	(10.7)
Equity issuances (Note 8)	607.3	—
Long-term debt issued (Note 5)	133.0	—
Long-term debt repaid (Note 5)	(9.0)	—
	720.0	(10.7)

Increase/(decrease) in cash and short-term investments	5.2	(0.5)
Cash and short-term investments, beginning of period	4.0	2.3

Cash and short-term investments, end of period	9.2	1.8

Interest payments made	5.6	0.2

See accompanying notes to the consolidated financial statements

Consolidated Statement of Changes in Partners’ Equity

				Accumulated
				Other
			General	Comprehensive
(unaudited)	Common Units		Partner	Income	Partners’ Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)

Partners’ equity at December 31, 2006	17.5	295.6	6.5	1.8	17.5	303.9
Net income	—	17.9	2.1	—	—	20.0
Equity issuances	17.4	594.7	12.6	—	17.4	607.3
Distributions paid	—	(10.5)	(0.8)	—	—	(11.3)
Other comprehensive income	—	—	—	(1.5)	—	(1.5)
Partners’ equity at March 31, 2007	34.9	897.7	20.4	0.3	34.9	918.4

See accompanying notes to the consolidated financial statements.

Note 1    Organization and Basis of Presentation

TC PipeLines, LP, and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership, TC Tuscarora Intermediate Limited Partnership and TC GL Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership.  TC PipeLines was formed by TransCanada PipeLines Limited, a subsidiary of TransCanada Corporation (collectively referred to herein as TransCanada), to acquire, own and participate in the management of United States (U.S.)-based pipeline assets.

 TC PipeLines is managed by its general partner, TC PipeLines GP, Inc. (TC PipeLines GP), an indirect wholly-owned subsidiary of TransCanada.  The general partner provides certain administrative services for the Partnership and is reimbursed for its costs and expenses.  In addition to its aggregate 2 per cent general partner interest in TC PipeLines, LP and its subsidiary limited partnership on a combined basis, the general partner owns 2,035,106 common units, representing an effective 7.7 per cent limited partner interest in the Partnership at March 31, 2007.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although management believes these estimates are reasonable, actual results could differ from these estimates.  Amounts are stated in U.S. dollars.

In the opinion of management, these consolidated financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three months ended March 31, 2007 and 2006, the financial position as at March 31, 2007 and December 31, 2006, cash flows for the three months ended March 31, 2007 and 2006, and statement of partners’ equity at March 31, 2007.

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for a full fiscal year.  The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2006.

Note 2    Investment in Great Lakes Gas Transmission Limited Partnership

On February 22, 2007, the Partnership acquired a 46.45 per cent interest in Great Lakes Gas Transmission Limited Partnership (Great Lakes).  Great Lakes is a Delaware limited partnership which owns an interstate natural gas pipeline system that transports natural gas for delivery to customers in the Midwestern and northeastern U.S. and eastern Canada.  The Partnership uses the equity method of accounting for its interest in Great Lakes.  Great Lakes is regulated by the Federal Energy Regulatory Commission (FERC).

TransCanada, which previously held a 50 per cent interest in Great Lakes, acquired the other 3.55 per cent interest concurrent with the Partnership’s acquisition of its interest.  A wholly-owned subsidiary of TransCanada became the operator of Great Lakes.

The following tables set out summarized financial information of Great Lakes:

Summarized Great Lakes Income Statement

For the period from
(unaudited)	February 23 to March 31
(millions of dollars)	2007
Transmission revenues	30.4
Operations, maintenance and administrative expenses	(6.1)
Depreciation	(5.9)
Financial charges, net and other	(3.4)
Net income	15.0

Summarized Great Lakes Balance Sheet

(unaudited)	March 31,
(millions of dollars)	2007
Assets
Cash and cash equivalents	69.1
Other current assets	39.5
Plant, property and equipment, net	995.1
Other assets	2.0
1,105.7
Liabilities and Partners’ Equity
Current liabilities	46.0
Deferred credits	0.6
Long-term debt, including current maturities	450.0
Partners’ capital	609.1
1,105.7

Note 3    Investment in Northern Border Pipeline Company

The Partnership owns a 50 per cent general partner interest in Northern Border Pipeline Company (Northern Border), a Texas general partnership which owns a 1,249-mile U.S. interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the Midwestern U.S.  The other 50 per cent partnership interest in Northern Border is held by ONEOK Partners, LP (ONEOK), a publicly traded limited partnership.  The Northern Border system was operated by ONEOK Partners GP, LLC (ONEOK Partners GP), a wholly-owned subsidiary of ONEOK during the three months ended March 31, 2007.  Effective April 1, 2007, a wholly-owned subsidiary of TransCanada became the operator of Northern Border.  Northern Border is regulated by the FERC.

On April 6, 2006, the Partnership, which previously owned a 30 per cent general partner interest in Northern Border, acquired an additional 20 per cent general partnership interest in Northern Border.  The Partnership uses the equity method of accounting for its investment in Northern Border.  TC PipeLines’ equity income for the three months ended March 31, 2007 and 2006 includes 30 per cent of the net income of Northern Border up to April 6, 2006 and 50 per cent thereafter.

The following tables set out summarized financial information of Northern Border:

Summarized Northern Border Income Statement

(unaudited)	Three months ended March 31
(millions of dollars)	2007	2006
Operating revenue	79.6	79.8
Costs and expenses	(17.8)	(17.5)
Depreciation	(15.3)	(14.6)
Interest expense	(10.8)	(10.7)
Other income, net	0.4	0.4
Net income	36.1	37.4

Summarized Northern Border Balance Sheet

(unaudited)	March 31,	December 31,
(millions of dollars)	2007	2006
Assets
Cash and cash equivalents	23.0	11.0
Other current assets	31.6	35.5
Plant, property and equipment, net	1,461.5	1,475.7
Other assets	23.4	22.5
	1,539.5	1,544.7
Liabilities and Partners’ Equity
Current liabilities	48.3	47.7
Reserves and deferred credits	2.7	2.1
Long-term debt, including current maturities and notes payable	622.3	619.8
Partners’ equity
Partners’ capital	865.7	874.1
Accumulated other comprehensive income	0.5	1.0
	1,539.5	1,544.7

Note 4    Investment in Tuscarora Gas Transmission Company

The Partnership owns or controls a 99 per cent general partner interest in Tuscarora Gas Transmission Company (Tuscarora), a Nevada general partnership.  Tuscarora owns a 240-mile U.S. interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of Gas Transmission Northwest Corporation, a wholly-owned subsidiary of TransCanada, to northern Nevada.  The other general partner interests in Tuscarora are held one per cent by Sierra Pacific Resources (with the associated vote being controlled by the Partnership) and one per cent by TransCanada.  Tuscarora is regulated by the FERC.

On December 19, 2006, the Partnership acquired an additional 49 per cent general partner interest in Tuscarora.  Prior to the acquisition, the Partnership used the equity method of accounting for its investment in Tuscarora.  Subsequent to the acquisition, the Partnership used the consolidation method of accounting for its investment in Tuscarora.  In connection with this transaction, an indirect wholly-owned subsidiary of TransCanada became the operator of Tuscarora.

The following tables set out summarized financial information of Tuscarora:

Summarized Tuscarora Income Statement

(unaudited)	Three months ended March 31
(millions of dollars)	2007	2006
Transmission revenues	6.9	8.3
Operations, maintenance and administrative expenses	(1.2)	(1.2)
Depreciation	(1.6)	(1.6)
Financial charges, net and other	(1.2)	(1.3)
Net income	2.9	4.2

Summarized Tuscarora Balance Sheet

(unaudited)	March 31,	December 31,
(millions of dollars)	2007	2006
Assets
Cash and cash equivalents	6.7	2.2
Other current assets	2.5	2.5
Plant, property and equipment, net	126.0	127.0
Other assets	1.2	1.2
	136.4	132.9
Liabilities and Partners’ Equity
Current liabilities	3.0	2.4
Long-term debt, including current maturities	71.1	71.1
Partners’ equity
Partners’ capital	62.2	59.3
Accumulated other comprehensive income	0.1	0.1
	136.4	132.9

Note 5    Credit Facilities and Long-Term Debt

On February 22, 2007, the Senior Credit Facility was amended and restated in connection with the Great Lakes acquisition.  The amount available under the Senior Credit Facility increased from $410 million to $950 million, consisting of a $700 million senior term loan and a $250 million senior revolving credit facility, with $194 million of the senior term loan available being terminated upon closing of the Great Lakes acquisition.

The Partnership had $521 million and $397 million outstanding under the Senior Credit Facility at March 31, 2007 and December 31, 2006, respectively.  The interest rate on the Senior Credit Facility averaged 6.12 per cent and 6.16 per cent for the three months ended March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, the interest rate was 6.07 per cent.

Annual maturities of the long-term debt are as follows: 2007 - $4.7 million; 2008 - $4.6 million; 2009 - $4.4 million; 2010 - $53.5 million; 2011 - $521.8 million; and, thereafter - $3.1 million.

Note 6    Net Income per Common Unit

Net income per common unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common units outstanding.  The general partner’s allocation is equal to an amount based upon the general partner’s two per cent interest, adjusted to reflect an amount equal to incentive distributions.  Net income per common unit was determined as follows:

(unaudited)	Three months ended March 31
(millions of dollars except per unit amounts)	2007	2006
Net income	20.0	12.4
Net income allocated to general partner
General partner interest	(0.4)	(0.2)
Incentive distribution income allocation	(1.7)	(0.5)
	(2.1)	(0.7)
Net income allocable to common units	17.9	11.7
Weighted average units outstanding (millions)	24.6	17.5
Net income per common unit	$0.73	$0.67

Note 7    Partners’ Equity

Partners’ capital consists of 34,856,086 common units representing an aggregate 98 per cent limited partner interest in the Partnership (which number includes 2,035,106 common units held by the general partner and 8,678,045 common units held by TransCan Northern Ltd., an indirect wholly-owned subsidiary of TransCanada) and an aggregate two per cent general partner interest.  In aggregate, the general partner’s interests represent an effective 7.7 per cent ownership in the Partnership at March 31, 2007 (December 31, 2006 — 13.4 per cent).

Note 8    Acquisition

On February 22, 2007, the Partnership acquired a 46.45 per cent general partnership interest in Great Lakes from El Paso Corporation (El Paso).  The total purchase price was $942 million, subject to certain closing adjustments, and included the indirect assumption of approximately $209 million of debt.  The acquisition was partially financed through a private placement of 17,356,086 common units at $34.57 per common unit for gross proceeds of $600 million which closed concurrently with the acquisition. TransCan Northern Ltd. purchased 8,678,045 of the 17,356,086 common units issued for gross proceeds of $300 million. In addition, TC PipeLines GP maintained its two per cent general partner interest in the Partnership by contributing $12.6 million to the Partnership in connection with the equity private placement.  The Partnership funded the balance of the total consideration with a draw on its senior credit facility, which was amended and restated in connection with the acquisition.

The acquisition was accounted for using the purchase method of accounting.  The purchase price was allocated on a preliminary basis using an estimate of fair value of the net assets at the date of acquisition.  The difference between the purchase price and the estimated fair value of net assets of approximately $457 million, being goodwill, was recorded as part of the Partnership’s investment in Great Lakes.

Great Lakes’ business is subject to rate regulation based on historical costs which do not change with market conditions or change of ownership.  Accordingly, upon acquisition, the assets and liabilities of Great Lakes were determined to have a fair value equal to the rate regulated historical costs.  No intangibles other than goodwill were identified in the acquisition.

TransCanada, which previously held a 50 per cent interest in Great Lakes, acquired the other 3.55 per cent interest simultaneously with the Partnership’s acquisition of its interest.  In connection with these transactions, a wholly-owned subsidiary of TransCanada became the operator of Great Lakes.

The following Partnership pro forma financial information for the three months ended March 31, 2007 and 2006 has been prepared as if the acquisition occurred at the beginning of the respective periods:

(unaudited)	Three months ended March 31
(millions of dollars except per unit amounts)	2007	2006

Equity income from investment in Great Lakes	17.5	15.1
Net income	28.6	25.7
Net income per unit	$0.81	$0.70

NOTE 9                 RELATED PARTY TRANSACTIONS

The Partnership does not have any employees.  The management and operating functions are provided by the general partner.  The general partner does not receive a management fee or other compensation in connection with its management of the Partnership.  The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership.  Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services.  The Partnership Agreement provides that the general partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion.  Total costs reimbursed to the general partner by the Partnership were $0.4 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

TransCanada became the operator of Great Lakes through its acquisition of Great Lakes Gas Transmission Company, the operator of the Great Lakes facilities, on February 22, 2007.   TransCanada provides operating services such as legal, tax, treasury, human resources, other administrative functions, and incurs other costs on Great Lakes’ behalf.  These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs.  Total costs reimbursed to TransCanada by Great Lakes were approximately $4.1 million for the period from February 22, 2007 to March 31, 2007, of which $1.9 million is included in the Partnership’s equity income from Great Lakes during that same period.

Great Lakes earns transportation revenues from TransCanada under fixed priced contracts with remaining terms ranging from one to five years.  Great Lakes earned $12.9 million of transportation revenues under these contracts during the period February 22, 2007 to March 31, 2007.  This amount represented 42.4 per cent of total revenues earned by Great Lakes for the period from February 22, 2007 to March 31, 2007, of which $6.0 million is included in the Partnership’s equity income from Great Lakes during that same period.

TransCanada Northern Border Inc. (TransCanada Northern Border), a wholly-owned subsidiary of TransCanada formerly named TransCan Northwest Border Ltd. became the operator of Northern Border effective April 1, 2007. The officers of TransCanada Northern Border are now the equivalent of Northern Border’s officers.  TransCanada Northern Border will provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Northern Border’s behalf.  These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs.

On April 6, 2006, the Partnership acquired an additional 20 per cent general partnership interest in Northern Border.  As part of this transaction, the Partnership paid a $10 million transaction fee to TransCanada Northern Border.  This fee has been recorded as part of the Partnership’s investment in Northern Border and is being amortized over the term of the related operating agreement.

On December 19, 2006, the Partnership acquired an additional 49 per cent general partner interest in Tuscarora.  In connection with this transaction, TransCanada Northern Border became the operator of Tuscarora.  TransCanada Northern Border will provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Tuscarora’s behalf.  These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs.  Total costs reimbursed to TransCanada Northern Border by Tuscarora were $0.2 million for the three months ended March 31, 2007.

In April 2007, the Partnership agreed to reimburse TransCanada for approximately $3 million of third party costs related to the Partnership’s acquisition of its interest in Great Lakes in February 2007.

Note 10  Financial Instruments

At March 31, 2006, the fair value of the interest rate swaps accounted for as hedges was $0.4 million.  The fair value of interest rate derivatives has been calculated using period-end market rates.  The notional amount hedged was $300 million.  The interest rate swaps are structured such that the cash flows match those of the Senior Credit Facility from March 12, 2007 to December 12, 2011.

Note 11  Subsequent Events

On April 9, 2007, Northern Border informed the Partnership that a contribution of $7.5 million is payable on April 30, 2007, representing the Partnership’s 50 per cent share of a $15 million cash call issued by Northern Border.  The funds will be used by Northern Border to repay indebtedness.

On April 18, 2007, the Partnership announced its first quarter cash distribution in the amount of $0.65 per unit, payable on May 15, 2007, to unitholders of record on April 30, 2007.  The cash distribution represents a quarterly increase of $0.05 per unit, or $0.20 per unit per annum, to an indicated annual cash distribution of $2.60 per unit.

Cautionary Statement Regarding Forward-Looking Information

A number of statements made by TC PipeLines in this quarterly report are forward-looking and relate to, among other things, anticipated financial performance, business prospects, strategies, market forces and commitments.  Much of this information appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found herein.  All forward-looking statements are based on the Partnership’s current beliefs as well as assumptions made by and information currently available to the Partnership.  These statements reflect the Partnership’s current views with respect to future events.  The Partnership assumes no obligation to update any such forward-looking statements to reflect events or circumstances occurring after the date hereof.  Words such as “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend”, “forecast”, and similar expressions, identify forward-looking statements.  Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-Q.  These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•                                          the Partnership’s 46.45 per cent general partner interest in Great Lakes and 50 per cent general partner interest in Northern Border represent its most significant assets.  As a result, the Partnership is dependent upon Great Lakes and Northern Border for the majority of its available cash;

•                                          regulatory decisions, particularly those of the FERC;

•                                 the ability of Great Lakes and Northern Border to recontract its capacity and the transportation rates at which that capacity is contracted;

•                                 developments in pending FERC proceedings that impact the ability of Great Lakes, Northern Border and Tuscarora to recover income taxes in their rates;

•                                          the failure of a shipper on one of the pipelines in which the Partnership has an interest to perform its contractual obligations;

•                                 the availability of and demand for Western Canadian natural gas for import into the U.S.;

•                                          the amount of storage capacity in Western Canada and overall strong demand for storage injection; and

•              prevailing economic conditions, particularly conditions of the capital and equity markets;

and other risks are discussed in the Partnership’s filings with the Securities and Exchange Commission (SEC), including under Item 1A, “Risk Factors,” in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006.  By its nature, such forward-looking information is subject to various risks and uncertainties, which could cause TC PipeLines’ actual results and experience to differ materially from the anticipated results or other expectations expressed in this quarterly report.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations of TC PipeLines, LP

The general partner interests in Great Lakes Gas Transmission Limited Partnership (Great Lakes), Northern Border Pipeline Company (Northern Border) and Tuscarora Gas Transmission Company (Tuscarora) (together “our pipeline assets”) were our only material sources of income; therefore, our results of operations were influenced by and reflect the same factors that influenced the financial results of our pipeline assets.

The following discussions of the financial condition and results of operations of TC PipeLines, LP, Great Lakes, Northern Border and Tuscarora should be read in conjunction with the financial statements and notes thereto of the Partnership included elsewhere in this report (see Item 1. Financial Statements).

Overview

TC PipeLines, LP was formed in 1998 as a Delaware limited partnership.  TC PipeLines and its subsidiary limited partnerships, TC PipeLines Intermediate Limited Partnership, TC Tuscarora Intermediate Limited Partnership, and TC GL Intermediate Limited Partnership are collectively referred to herein as “TC PipeLines” or “the Partnership.”   In this report, references to “we”, “us” or “our” collectively refer to TC PipeLines or the Partnership.  TC PipeLines GP, Inc., an indirect wholly-owned subsidiary of TransCanada, is the general partner of the Partnership.

We own a 46.45 per cent interest in Great Lakes, which we acquired on February 22, 2007 from El Paso Corporation.  The other 53.55 per cent interest in Great Lakes is held by TransCanada.

We own a 50 per cent interest in Northern Border including 20 per cent acquired on April 6, 2006.  The other 50 per cent interest in Northern Border is held by ONEOK Partners, L.P. (ONEOK), a publicly traded limited partnership.  At March 31, 2007, each partner held 50 percent voting interest on the Management Committee of Northern Border.

We also own or control 99 per cent interest in Tuscarora.  In September 2000, we acquired a 49 per cent interest from TCPL Tuscarora Ltd., an indirect wholly-own subsidiary of TransCanada, which continues to hold a one per cent general partner interest in Tuscarora.  The Partnership purchased its other interest in Tuscarora from Tuscarora Gas Pipeline Co., a wholly-owned subsidiary of Sierra Pacific Resources, on December 19, 2006.

Business of Great Lakes

Great Lakes owns a 2,115-mile U.S. interstate pipeline system which receives natural gas from TransCanada at the Canadian border near Emerson, Manitoba and extends across Minnesota, Northern Wisconsin and Michigan, and redelivers gas to TransCanada at the international border at Sault Ste. Marie, Michigan and St. Clair, Michigan.  Great Lakes provides its shippers access to markets along its pipeline system  through over 60 receipt and delivery  interconnections with multiple pipelines and distribution companies, and access to over 30 Michigan storage fields.

The major policies of Great Lakes are established by the Management Committee, which consists of six members, three of whom are designated by us and three of whom are designated by TransCanada.  All decisions by the Management Committee require unanimous consent.  An Executive Committee consists of three members:  one Partnership Committee Member, one TransCanada Committee Member and the Great Lakes’ President, a non-voting member.  The Executive Committee has all of the powers of the Management Committee in the management of Great Lakes’ business.

TransCanada became the operator of Great Lakes through its acquisition of Great Lakes Gas Transmission Company, the operator of the Great Lakes facilities, on February 22, 2007.  TransCanada provides operating services such as legal, tax, treasury, human resources, other administrative functions, and incurs other costs on Great Lakes’ behalf.  These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs.  Total costs reimbursed to TransCanada by Great Lakes were approximately $4.1 million for the period from February 22, 2007 to March 31, 2007, of which $1.9 million is included in the Partnership’s equity income from Great Lakes during that same period.

Great Lakes earns transportation revenues from TransCanada under fixed priced contracts with remaining terms ranging from one to five years.  Great Lakes earned $12.9 million of transportation revenues under these contracts during the period February 22, 2007 to March 31, 2007.  This amount represented 42.4 per cent of total revenues earned by Great Lakes for the period from February 22, 2007 to March 31, 2007, of which $6.0 million is included in the Partnership’s equity income from Great Lakes during that same period.

Business of Northern Border

Northern Border owns a 1,249-mile U.S. interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to a terminus near North Hayden, Indiana.  Northern Border’s transportation network provides pipeline access to the Midwestern U.S. primarily from natural gas reserves in the Western Canada Sedimentary Basin, which is located in the Canadian provinces of Alberta, British Columbia and Saskatchewan.  The management committee of Northern Border Pipeline consists of four members.  TC PipeLines and ONEOK each designate two members of the management committee and each have 50 per cent of the voting power of the management committee.

TransCanada Northern Border Inc. (TransCanada Northern Border), a wholly-owned subsidiary of TransCanada formerly named TransCan Northwest Border Ltd. became the operator of Northern Border effective April 1, 2007. The officers of TransCanada Northern Border are now the equivalent of Northern Border’s officers. TransCanada Northern Border will provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Northern Border’s behalf.  These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs.

Business of Tuscarora

Tuscarora owns a 240-mile U.S. interstate pipeline system that originates at an interconnection point with facilities of GTN, a wholly-owned subsidiary of TransCanada, near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada.

On December 19, 2006, the Partnership acquired an additional 49 per cent general partner interest in Tuscarora.  Upon the acquisition, TC PipeLines began to consolidate its interest in Tuscarora, as the Partnership owns or controls 99 per cent.  In connection with this transaction, TransCanada Northern Border became the operator of Tuscarora.  TransCanada Northern Border will provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Northern Border’s behalf.  These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs.

Recent Developments

Acquisition — On February 22, 2007, the Partnership acquired a 46.45 per cent general partnership interest in Great Lakes from El Paso Corporation.  The total purchase price was $942 million, subject to certain closing adjustments, and included the indirect assumption of approximately $209 million of debt.  The acquisition was partially financed through a private placement of 17,356,086 common units at $34.57 per common unit for gross proceeds of $600 million which closed concurrently with the acquisition.   TransCan Northern Ltd. purchased 8,678,045 of the 17,356,086 common units issued for gross proceeds of $300 million.  In addition, TC PipeLines GP maintained its two per cent general partner interest in the Partnership by contributing $12.6 million to the Partnership in connection with the private equity placement.  The Partnership funded the balance of the total consideration with a draw on its senior credit facility, which was amended and restated in connection with this transaction.

TransCanada, which previously held a 50 per cent interest in Great Lakes, acquired the other 3.55 per cent interest simultaneously with the Partnership’s acquisition of its interest.  In connection with these transactions, a wholly-owned subsidiary of TransCanada also became the operator of Great Lakes.

Northern Border — Significant Developments in 2007

Rate Case — In accordance with the provisions of the settlement of Northern Border’s 2005 rate case, overall rates were reduced, compared with rates prior to the filing, by approximately 5 per cent beginning January 1, 2007.  Additional information about Northern Border’s regulatory proceedings is included in this report under “Regulatory Developments”.

Amended and Restated Credit Facility — On April 27, 2007, Northern Border entered into a $250 million five-year revolving credit agreement with certain financial institutions.  Additional information about Northern Border’s new credit agreement is included in this report under “Debt and Credit Facilities of Northern Border”.

Accounting Policies and Estimates

TC PipeLines accounts for its investments in both Great Lakes and Northern Border using the equity method of accounting, as detailed in notes 2 and 3 to the Partnership’s financial statements included elsewhere in this report.  The equity method of accounting is appropriate where the investor does not control an investee, but rather is able to exercise significant influence over the operating and financial policies of an investee.  TC PipeLines is able to exercise significant influence over its investments in Great Lakes and Northern Border because of its representation on their management committees.

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions with respect to values or conditions which cannot be known with certainty that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period.  Although we believe these estimates are reasonable, actual results could differ from our estimates.

There have been no changes to the Partnership’s accounting policies or critical accounting estimates during the three months ended March 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure selected financial assets and financial liabilities at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses in earnings, on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008.  We are currently reviewing the applicability of SFAS No. 159 to our results of operations and financial position.

Known Trends and Uncertainties

Supply — We estimate that Canadian natural gas available for export declined by approximately 600 MMcf/d for the three months ended March 31, 2007 as compared to the same period last year, as production in the Western Canada Sedimentary Basin declined by approximately 300 MMcf/d and Canadian demand increased by approximately 300 MMcf/d.  Some industry analysts continue to predict a total decline in Canadian gas supply available for export by as much as one Bcf/d over the next year due to declining production and rising demand in Alberta due to natural gas consumption associated with the development and production of oil sand reserves.  A reduction in the amount of available supply for export is a negative development for all U.S. pipelines that import natural gas from Canada, but the impact on our pipeline assets will depend upon competitive factors and prevailing market conditions.

Demand — The Energy Information Administration projects U.S. demand for natural gas in 2007 to increase by approximately three per cent as compared to 2006.  Projections from the National Oceanic and Atmospheric Administration of a decrease in cooling degree days due to the return of normal temperatures this summer coupled with higher heating degree days due to a colder winter in 2007 as compared to 2006 imply a decrease in natural gas consumption from the electric power generation sector and an increase in residential natural gas demand.

Supply competition from other natural gas sources can adversely impact demand for transportation on our pipeline assets.  Recent growth in supplies available from the Rocky Mountain and Texas regions has led to excess supply in the markets we serve.  The Rockies Express Pipeline, a proposed 1,663 mile pipeline system from Rio Blanco County, Colorado to Monroe County, Ohio, may also increase supply competition in Midwestern markets.  The western segment of the Rockies Express Pipeline, from Colorado to Missouri, is anticipated to be placed in service by 2008, and initially is expected to add more supply competition in markets served by Northern Border.  The eastern segment of the Rockies Express Pipeline, from Missouri to Ohio, is expected to be placed in service by 2009, and is anticipated to transport natural gas further east, potentially mitigating any excess supply in Northern Border’s market region.  Also, ongoing pipeline projects to move growing East Texas production to markets in the eastern U.S. may reverse the trend of this incremental production flowing into the markets Northern Border serves.

Northern Border — Northern Border expects revenues for 2007 to be lower as compared to 2006 due to the reduction in long-term rates starting January 1, 2007, resulting from the rate case settlement discussed under “Regulatory Developments” in this section.  In addition, revenue may be more variable in 2007 due to the implementation of seasonal rates included in Northern Border’s tariff.  Northern Border’s average contracted capacity was 103 per cent and 104 per cent of design capacity for the three months ended March, 31, 2007 and 2006, respectively. At March 31, 2007, approximately 76 per cent, 74 per cent and 72 per cent of Northern Border’s design capacity was contracted on a firm basis for the second, third and fourth quarters, respectively.  Northern Border expects to continue to discount transportation capacity as needed to optimize revenue.  Discounting levels in 2007 may vary from discounting levels in 2006 depending on market conditions and available capacity.

Great Lakes — For March 2007, Great Lakes’ average contracted capacity compared to Great Lakes’ summer design peak day was 113 per cent. As of March 31, 2007, approximately 97 per cent of the summer design peak day capacity is contracted on a firm basis for the remainder of 2007.

Regulatory Developments

The settlement of Northern Border’s 2005 rate case was approved by the FERC in November 2006.   The settlement established maximum long-term mileage-based rates and charges for transportation on Northern Border’s system. Beginning January 1, 2007, overall rates were reduced, compared with rates prior to the filing, by approximately five per cent.  The settlement also provided for seasonal rates for short-term transportation services.  Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area.

On August 7, 2006, the FERC approved a settlement reached by Tuscarora, Public Utilities Commission of Nevada and its firm shippers.  The settlement resulted in a firm transportation rate of $0.40/decatherm per day (dth-day) beginning June 1, 2006.  This is a 17 per cent reduction to the previous rate of $0.4811/dth-day, or an approximate $5 million reduction in Tuscarora’s annual revenues.  In addition, the settlement results in a moratorium on all rate actions before the FERC by any party to the settlement for a period of 48 months to May 31, 2010, including rate actions related to expansion projects where Tuscarora proposes to price the expansion at the settlement rate.

Additional information about these regulatory proceedings is included in our annual report on Form 10-K for the year ended December 31, 2006.

First Quarter 2007 Compared with First Quarter 2006

The Partnership reported first quarter 2007 net income of $20.0 million, an increase of $7.6 million, or 61 per cent, compared to net income of $12.4 million for the same quarter last year.  The increase was primarily due to increased equity income from the Partnership’s investment in Northern Border and the equity income from the Partnership’s investment in Great Lakes, offset by increased financial charges.

Equity income from the Partnership’s investment in Great Lakes contributed $7.0 million for the period February 23, 2007 to March 31, 2007.  The Partnership’s share of Great Lakes’ revenue was $14.1 million which was offset by operating expenses of $5.5 million and net interest expense of $1.6 million.

Equity income from Northern Border was $17.8 million in the first quarter of 2007, an increase of $6.6 million or 59 per cent, compared to $11.2 million for the same period last year. The increase in equity income was primarily due to the additional 20 per cent general partner interest which provided an incremental $7.0 million in equity income for the first quarter; however, Northern Border’s net income for the first quarter of 2007 was $1.3 million lower (an approximate $0.4 million reduction to the Partnership’s net income) when compared to the same period last year.  The reduction in Northern Border’s net income for the first quarter is primarily due to increased operations and maintenance expenses and decreased operating revenues:

Northern Border’s operating revenue decreased $0.2 million for the three months ended March 31, 2007 compared with the same period last year due to the following:

•                  $1.5 million increase in revenue due to contracts related to the Chicago III Expansion Project; and

•                  $1.0 million increase in revenue related to increased demand for other transportation services; offset by

•                  $2.7 million decrease in revenue primarily related to an increase in volumes sold at a discount and the reduction of long-term rates effective January 1, 2007 as a result of the FERC rate settlement.

Northern Border’s operations and maintenance expense increased $1.0 million for the three months ended March 31, 2007 compared with the same period last year due to the following:

•                  increased electric compression charges of $0.5 million primarily related to the Chicago III Expansion project;

•                  increased expense of $0.3 million related to the over recovery of the compressor usage surcharge; and

•                  increased general and administrative expenses of $0.2 million primarily related to increased expenses of Northern Border’s operator and its affiliates attributable to Northern Border’s operations.

These decreases resulted in a $0.6 million decrease in the Partnership’s 50 per cent share of equity income from Northern Border.

With the acquisition of an additional 49 per cent general partner interest in Tuscarora on December 19, 2006, the Partnership now consolidates its interest in Tuscarora.  The Partnership reported transmission revenues of $6.9 million and depreciation expense of $1.6 for the first quarter of 2007 related to its consolidation of the Tuscarora operations.

The Partnership’s operations, maintenance and administrative expenses of $2.0 million in the first quarter of 2007 increased $1.4 million compared to $0.6 million for the same period in 2006.  The first quarter of 2007 includes $1.2 million related to the consolidation of Tuscarora operations.  Excluding the $1.2 million of expenses related to Tuscarora, the Partnership’s general and administrative expenses increased $0.2 million to $0.8 million in the first quarter of 2007 from $0.6 million in the same period in 2006.  The increase was primarily due to increased finance, tax and accounting costs.

Financial charges were $8.1 million in the first quarter of 2007, an increase of $7.9 million, compared to $0.2 million for the same period last year due to higher average debt outstanding and the consolidation of Tuscarora operations which included $1.2 million of financial charges.  The higher average debt outstanding was the result of additional financing in 2006 and 2007 for acquisitions.

Cash Distributions from Investments

To supplement our financial statements, we have disclosed “cash distributions from investments” and have itemized the cash distributions received from our original general partner interests and the increase in cash distributions due to 2006 acquisitions.  We have presented this additional information to enhance an investor’s understanding of the way that management analyzes the Partnership’s financial performance. The segregation of the cash distributions received before and after the impact of 2006 acquisitions provides a comparison of the Partnership’s cash flows for the three months ended March 31, 2007 and 2006. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Cash Distributionsfrom Investments (a)

	For the three months ended March 31
(millions of dollars)	2007	2006
Cash distributions from initial 30% general partner interest in Northern Border	13.3	13.5
Cash distributions from initial 49% general partner interest in Tuscarora	—	2.2
	13.3	15.7
Increase in cash distributions due to 2006 acquisitions (b)	8.9	—
Cash distributions from investments (a)	22.2	15.7
Less Partnership costs (c)	(7.7)	(0.8)

Cash distributions from investments net of Partnership costs (c)	14.5	14.9

(a)                 Reconciliation of non-GAAP financial measure: Cash distributions from investments is a non-GAAP financial measure which is the sum of equity income from investment in Great Lakes, equity income from investment in Northern Border, equity income from investment in Tuscarora, return of capital from Northern Border and return of capital from Tuscarora, less equity income in excess of distributions received.  It is provided as a supplement to results reported in accordance with GAAP. Management believes that this is a meaningful measure to assist investors in evaluating the Partnership’s business performance. Below is a reconciliation of Cash distributions from investments to GAAP financial measures:

	For the three months ended March 31
(millions of dollars)	2007	2006
Equity income from investment in Great Lakes	7.0	—
Equity income from investment in Northern Border	17.8	11.2
Equity income from investment in Tuscarora	—	2.0
Return of capital from Northern Border	4.4	2.3
Return of capital from Tuscarora	—	0.2
Equity income in excess of distributions received	(7.0)	—
Cash distributions from investments	22.2	15.7

(b)                2006 acquisitions include a 20 per cent general partner interest in Northern Border on April 6th and a 49 per cent general partner interest in Tuscarora on December 19th.

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

	For the three months ended March 31
(millions of dollars)	2007	2006
Operations, maintenance and administrative expenses	2.0	0.6
Financial charges, net and other	8.1	0.2
Less:
Operations, maintenance and administrative expenses and financial charges from Tuscarora	(2.4)	—
Partnership costs	7.7	0.8

Total cash distributions received from our investments for the three months ended March 31, 2007 were $22.2 million, an increase of $6.5 million, compared to $15.7 million for the same period last year.  The acquisition of an additional 20 per cent general partner interest in Northern Border contributed $8.9 million.  Distributions from Northern Border decreased in the first three months of 2007 compared to the same period in 2006, resulting in a $0.2 million reduction in distributions received by the Partnership for its original 30 per cent general partner interest.

Tuscarora’s available cash flow has been used to finance the compressor station expansion project in Likely, California. This resulted in a $2.2 million decrease in distributions from Tuscarora compared to the first three months of 2006.

Partnership costs of $7.7 million in the first three months of 2007 compared to $0.8 million in the same period in 2006 increased mainly due to increased financial charges on higher outstanding debt balances to finance the 2006 and 2007 acquisitions.

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

Additional Available Cash from Operating Surplus (as defined in the Partnership Agreement) for that quarter will be distributed among the unitholders and the general partner (as incentive distribution) in the following manner:

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

The distribution to the general partner described above, other than in its capacity as a holder of 2,035,106 units that are in excess of its aggregate two per cent general partner interest, represents the incentive distribution rights.

2007 First Quarter Cash Distribution

On April 18, 2007, the Board of Directors of the general partner declared the Partnership’s 2007 first quarter cash distribution.  The first quarter cash distribution is payable on May 15, 2007 to unitholders of record as of April 30, 2007.  The total cash distribution of $24.9 million will be paid in the following manner: $22.7 million to common unitholders (including $1.3 million to the general partner as holder of 2,035,106 common units and $5.2 million to TransCan Northern Ltd., an indirect wholly-owned subsidiary of TransCanada, as holder of 8,678,045 common units), $1.7 million to the general partner as holder of the incentive distribution rights, and $0.5 million to the general partner in respect of its two per cent general partner interest.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $3.4 million, or 28 per cent, to $15.7 million for the three months ended March 31, 2007, compared to $12.3 million for the same period in 2006.  The increase was primarily due to $3.1 million of higher cash generated from operations from Tuscarora and $6.6 million of higher cash distributions received from Northern Border, partially offset by $5.4 million of higher interest payments related to higher debt.  The increase in cash generated from Tuscarora is due to the consolidation of $5.1 million of Tuscarora’s cash flows from operating activities in the first three months of 2007 compared to $2.0 million of distributions received from Tuscarora during the same period in the prior year under the equity method of accounting for cash flows. The increase in cash distributions from Northern Border was primarily due to the Partnership’s acquisition of an additional 20 per cent general partner interest.  The cash distributions received from Northern Border include $17.8 million and $11.2 million classified as distributions in cash flows provided by operating activities in the three months ended March 31, 2007 and 2006, respectively. In addition, the Partnership received $4.4 million and $2.5 million of distributions classified as return of capital in the three months ended March 31, 2007 and 2006, respectively.  Distributions received in the first three months of 2007 are based on the equity investment financial results from Northern Border for the three months ended December 31, 2006.

Cash Flows from Investing Activities

On February 22, 2007, the Partnership acquired a 46.45 per cent interest in Great Lakes from El Paso Corporation for $733.3 million in cash, subject to certain closing adjustments.

Cash distributions received from Northern Border, which were classified as return of capital, were $4.4 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively.  Cash distributions received from Tuscarora which were classified as return of capital were $nil and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

Tuscarora made capital expenditures of $0.6 million in the first quarter of 2007 related to the compressor station expansion project in Likely, California.

Cash Flows from Financing Activities

The acquisition of a 46.45 per cent interest in Great Lakes was partially financed through a private placement of 17,356,086 common units at $34.57 per common unit for gross proceeds of $600 million. In addition, TC PipeLines GP maintained its two per cent general partner interest in the Partnership by contributing $12.6 million to the Partnership in connection with the private equity placement. The Partnership funded the balance of the total consideration with a draw on its senior credit facility, which was amended and restated in connection with this transaction.  The Partnership incurred $1.2 million of costs associated with the amended senior credit facility.  The Partnership drew $126 million under the senior credit facility and borrowed $7 million under its revolving credit facility.  The Partnership repaid $9 million of the outstanding balance on its revolving credit.

For the three months ended March 31, 2007, the Partnership paid $11.3 million in cash distributions in the following manner:  $10.5 million to common unitholders (including $1.4 million to the general partner as holder of 2,305,106 common units), $0.6 million to the general partner as holder of the incentive distribution rights, and $0.2 million to the general partner in respect of its 2 per cent general partner interest.

Contractual Obligations

The following table summarizes TC PipeLines’ contractual obligations related to long-term debt, operating leases and other long-term obligations as of March 31, 2007:

	Payments Due by Period
		Less Than			After 5
(millions of dollars)	Total	1 Year	1-3 Years	4-5 Years	Years
Senior Credit Facility	521.0	—	—	521.0	—
Series A Senior Notes due 2010	58.0	3.4	6.3	48.3	—
Series B Senior Notes due 2010	5.9	0.5	1.0	4.4	—
Series C Senior Notes due 2012	7.2	0.8	1.7	1.6	3.1
Interest payments on Senior Credit Facility	150.1	31.6	63.2	55.3	—
Interest payments on Senior Notes	18.3	5.0	9.0	4.2	0.1
Operating Leases	0.2	0.1	0.1	—	—
Commitments (1)	0.5	0.5	—	—	—
Total	$761.2	$41.9	$81.3	$634.8	$3.2

(1)                Commitments relate to Tuscarora’s contract with a third party for maintenance services on certain components of its pipeline-related equipment. The contract expires in November 2007.

On February 22, 2007, the Senior Credit Facility was amended and restated in connection with the Great Lakes acquisition.  The amount available under the Senior Credit Facility increased from $410 million to $950 million, consisting of a $700 million senior term loan and a $250 million senior revolving credit facility, with $194 million of the senior term loan available being terminated upon closing of the Great Lakes acquisition.

The Partnership had $521 million and $397 million outstanding under the Senior Credit Facility at March 31, 2007 and December 31, 2006, respectively.  The interest rate on the Senior Credit Facility averaged 6.12 per cent and 6.16 per cent for the three months ended March 31, 2007 and December 31, 2006, respectively.  At March 31, 2007 and December 31, 2006, the interest rate was 6.07 per cent.

The Partnership had Series A Senior Secured Notes, Series B Senior Secured Notes and the Series C Secured Notes in the amounts of $58.0 million, $5.9 million and $7.2 million, respectively, outstanding at March 31, 2007 and December 31, 2006 related to Tuscarora.  The Series A Senior Secured Notes bear interest at 7.13 per cent and mature in 2010.  The Series B Senior Secured Notes bear interest at 7.99 per cent and mature in 2010.  The Series C Senior Secured Notes bear interest at 6.89 per cent and are due in 2012.

The Partnership was in compliance with all financial covenants as of March 31, 2007.

Capital Requirements

On April 9, 2007, Northern Border informed the Partnership that a contribution of $7.5 million is payable on April 30, 2007, representing the Partnership’s 50 per cent share of a $15.0 million cash call issued by Northern Border.  The funds will be used by Northern Border to repay indebtedness.

To the extent we have any additional capital requirements with respect to our pipeline assets or make acquisitions during the remainder of 2007, we expect to fund these requirements with operating cash flows, debt and/or equity.

Liquidity and Capital Resources of our Pipeline Assets

As a result of the Partnership’s equity investments in both Great Lakes and Northern Border, the following discusses the liquidity and capital resources of our respective pipeline assets.

Great Lakes’ and Northern Border’s principal sources of liquidity include cash generated from operating activities and debt financing.  Great Lakes and Northern Border fund their operating expenses, debt service and cash distributions to their partners primarily with operating cash flow.  Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under credit agreements (in the case of Northern Border), issuance of senior notes and/or equity contributions from their partners.  Northern Border’s and Great Lakes’ ability to access the capital markets to issue debt securities under reasonable terms depends on their respective financial condition, credit ratings (in the case of Northern Border) and market conditions.  Northern Border and Great Lakes believe that their ability to obtain financing and their history of consistent cash flow from operating activities provide a solid foundation to meet their short-term and long-term liquidity and capital resource requirements.

Debt of Great Lakes

The following table summarizes Great Lakes’ debt outstanding as of March 31, 2007:

		Payments Due by Period
		Less than	Long-term
(millions of dollars)	Total	1 year	portion
8.74% series Senior Notes due 2007 to 2011	50.0	10.0	40.0
9.09% series Senior Notes due 2012 to 2021	100.0	—	100.0
6.73% series Senior Notes due 2009 to 2018	90.0	—	90.0
6.95% series Senior Notes due 2019 to 2028	110.0	—	110.0
8.08% series Senior Notes due 2021 to 2030	100.0	—	100.0
Total	$450.0	$10.0	$440.0

Under the most restrictive covenants in the Senior Note Agreements, approximately $242.0 million of Great Lakes’ partners’ capital is restricted as to distributions as of March 31, 2007.

Debt and Credit Facilities of Northern Border

The following table summarizes Northern Border’s debt and credit facilities outstanding as of March 31, 2007:

		Payments Due by Period
		Less than	Long-term
(millions of dollars)	Total	1 year	portion

$175 million credit agreement due 2010 (a) (b)	$23.0	$—	$23.0
6.25% senior notes due 2007 (b)	$150.0	$—	$150.0
7.75% senior notes due 2009	$200.0	$—	$200.0
7.50% senior notes due 2021	$250.0	$—	$250.0
Total	$623.0	$—	$623.0

(a)                 Northern Border is required to pay a facility fee of 0.075% on the principal commitment amount of its credit agreement.

(b)                Short-term debt expected to be refinanced.  See “Amended and Restated Credit Agreement” discussion below.

Revolving Credit Agreement — As of March 31, 2007, Northern Border had outstanding borrowings of $23.0 million under its $175 million revolving credit agreement dated as of May 16, 2005 (the “2005 Credit Agreement”) and was in compliance with the covenants of its agreement.  The weighted average interest rate related to the borrowings on the 2005 Credit Agreement was 6.22 per cent at March 31, 2007.  Amounts outstanding under this credit agreement were refinanced under the 2007 Credit Agreement discussed below.

Amended and Restated Credit Agreement — On April 27, 2007, Northern Border entered into a $250 million amended and restated revolving credit agreement (the “2007 Credit Agreement”) with certain financial institutions.  The 2007 Credit Agreement was used to refinance the outstanding indebtedness under its 2005 Credit Agreement and will be used to repay all of the $150 million of its 6.25 per cent Senior Notes due May 1, 2007.  As of March 31, 2007, Northern Border classified with its long-term debt, $173 million as short-term debt expected to be refinanced.  The 2007 Credit Agreement will also be used to finance permitted acquisitions, pay related fees and expenses, issue letters of credit and provide for ongoing working capital needs and for other general business purposes, including capital expenditures.

Northern Border may, at its option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under its 2007 Credit Agreement by an aggregate amount not to exceed $100 million, provided that lenders are willing to commit additional amounts.  At Northern Border’s option, the interest rate on the outstanding borrowings may be the lenders’ base rate or the London Interbank Offered Rate plus a spread that is based on Northern Border’s long-term unsecured debt ratings. The 2007 Credit Agreement permits Northern Border to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border is required to pay a commitment fee based on the principal amount of the commitment of $250 million. The term of the agreement is five years, with options for two one-year extensions.

Under the 2007 Credit Agreement, Northern Border is required to comply with certain financial, operational and legal covenants. Among other things, Northern Border is required to maintain a ratio of total debt to EBITDA (net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges) of no more than 4.75 to 1. Pursuant to the 2007 Credit Agreement, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of total debt to EBITDA is increased to 5.50 to 1 for the first three calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2007 Credit Agreement may become immediately due and payable.

Cash Distribution Policies of Great Lakes and Northern Border

Great Lakes’ and Northern Border’s respective management committees determine the amount and timing of their cash distributions to partners.  The amount of cash distributions is based on available cash flow as determined by a prescribed formula.  The respective management committees have also defined certain minimum requirements in establishing the timing and amounts of required capital contributions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines is exposed to market risk through changes in interest rates.  The Partnership does not have any material foreign exchange risks.  TC PipeLines’ interest rate exposure results from its Senior Credit Facility, which is subject to variability in LIBOR interest rates.  At March 31, 2007, TC PipeLines had $521 million outstanding on its Senior Credit Facility.  If LIBOR interest rates change by one per cent compared to the rates in effect as of March 31, 2007, the Partnership’s interest expense for the three months ended March 31, 2007 would have changed by $2.2 million.  This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of March 31, 2007.

The Partnership uses derivatives to assist in managing its exposure to interest rate risk.  The fair value of interest rate derivatives has been calculated using period-end market rates.  At March 31, 2007, the fair value of the Partnership’s interest rate swaps accounted for as hedges was $0.4 million.  The notional amount hedged was $300 million.  The interest rate swaps are structured such that the cash flows match those of the Senior Credit Facility between March 12, 2007 and December 12, 2011.

The Partnership is also influenced by the same factors that influence our pipeline assets.  None of our pipeline assets own any of the natural gas they transport; therefore, they do not assume any of the related natural gas commodity price risk.

Northern Border utilizes both fixed- and variable-rate debt and is exposed to market risk due to the floating interest rates on its credit agreement.  Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk.

Northern Border maintains a significant portion of its debt at fixed rates to reduce its sensitivity to interest rate fluctuations. As of March 31, 2007, 96 per cent of Northern Border’s outstanding debt was at fixed rates and there were no interest rate swap agreements outstanding.  On May 1 2007, Northern Border’s variable-rate debt will increase as it plans to borrow under its 2007 Credit Agreement to fund the repayment of all of the $150 million of its 6.25 per cent Senior Notes due May 1, 2007.  Additional information about Northern Border’s 2007 Credit Agreement is included in this report under “Debt and Credit Facilities of Northern Border”.

If interest rates hypothetically increased one per cent on Northern Border’s variable-rate borrowings outstanding at March 31, 2007, its interest expense would increase and its 2007 projected net income would decrease by approximately $0.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report, the Principal Executive Officer and Principal Financial Officer of the general partner of the Partnership have concluded that the Partnership’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Partnership in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Partnership in the reports that the Partnership files or submits under the Exchange Act is accumulated and communicated to the management of the general partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Acquisition of Tuscarora

On December 19, 2006, the Partnership acquired an additional 49 per cent interest in Tuscarora, increasing the Partnership’s interest in Tuscarora to 98 per cent.  The Partnership is in the process of integrating Tuscarora’s historical internal control over financial reporting with the Partnership’s internal controls.  This integration may lead to the Partnership making changes in its or Tuscarora’s historical internal control over financial reporting in future periods.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The following new or modified risk factor should be read in conjunction with the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006:

TAX RISKS

If we or our pipeline assets were to become subject to a material amount of entity level taxation for state tax purposes, then our cash available for distribution to our partners and for other business needs may be substantially reduced.

Our tax treatment and cash available for distribution depends on our status as a partnership for federal income tax purposes, as well as not being subject to entity level taxation by any state.  Several states are evaluating a variety of ways to subject partnerships to entity level taxation.  One prevalent form of such taxation is a tax on gross receipts apportioned to a state.  Imposition of such a tax or similar tax on us or our pipeline assets by any state would reduce the cash available for distribution to our partners and for other business needs.

ITEM 6.  EXHIBITS

No.	Description
*4.1

Registration Rights Agreement between TC PipeLines, LP, TransCan Northern Ltd., Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., Kayne Anderson MLP Fund, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Strome MLP Fund, LP, Royal Bank of Canada, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Tortoise North American Energy Corporation, GPS Income Fund LP, GPS High Yield Equities Fund, HFR RVAGPS Master Trust, GPS New Equity Fund LP, TPG-Axon Partners, LP, Lehman Brothers Inc., Structured Finance Americas, LLC, The Cushing MLP Opportunity Fund I, LP, Swank MLP Convergence Fund, LP, and Citigroup Global Markets, Inc. dated February 22, 2007 (Exhibit 4.1 to TC PipeLines, LP’s Form 8-K filed February 23, 2007).

10.1	Transportation Service Agreement FT4760 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 30, 2006.

10.2	Transportation Service Agreement FT4761 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 4, 2004.

10.3	Transportation Service Agreement FT4762 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 4, 2004.

10.4	Transportation Service Agreement FT4763 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 4, 2004.

10.5	Transportation Service Agreement FT4764 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 30, 2006

10.6	Transportation Service Agreement FT5840 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated December 1, 2005.

10.7	Transportation Service Agreement FT5841 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated December 1, 2005.

10.8	Transportation Service Agreement FT5842 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 30, 2006.

10.9

Amended and Restated Agreement of Limited Partnership of Great Lakes Gas Transmission Limited Partnership between TransCanada GL, Inc., TC GL Intermediate Limited Partnership and Great Lakes Gas Transmission Company, dated February 22, 2007.

10.10	Operating Agreement between Great Lakes Gas Transmission Limited Partnership and Great Lakes Gas Transmission Company, dated April 5, 1990.

*10.11

First Amended and Restated General Partnership Agreement of Northern Border Pipeline Company dated April 6, 2006, by and between Northern Border Intermediate Limited Partnership and TC Pipelines Intermediate Limited Partnership (Exhibit 3.1 to Northern Border Pipeline Company’s Form 8-K filed April 12, 2006 (File No. 333-87753)).

*10.12

Revolving Credit Agreement, dated as of April 27, 2007, among Northern Border Pipeline Company, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Wachovia Bank National Association, as Syndication Agent, BMO Capital Markets, Citibank, N.A. and Mizuho Corporate Bank, LTD., as Co-Documentation Agents, JP Morgan Chase Bank, N.A. and Export Development Canada, as Managing Agents and Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Book Managers. (Exhibit 10.1 to Northern Border Pipeline Company’s Form 10-Q filed April 30, 2007).

*10.13

Amended and Restated Revolving Credit and Term Loan Agreement among TC PipeLines, LP, the lenders from time to time party thereto, SunTrust Bank as Administrative Agent, UBS Securities LLC and Royal Bank of Canada, as Co-Documentation Agents, BMO Capital Markets Financing Inc. and the Royal Bank of Scotland PLC, as Co-Syndication Agents, Deutsche Bank AG New York Branch and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Managing Agents, and SunTrust Capital Markets, Inc. as Arranger and Book Manager, dated February 13, 2007 (Exhibit 10.1 to TC PipeLines, LP’s Form 8-K filed February 15, 2007).

*10.14	Subordinated Loan Agreement between TC PipeLines, LP and TransCanada PipeLines Limited, dated February 13, 2007 (Exhibit 10.2 to TC PipeLines, LP’s Form 8-K filed February 15, 2007).

*10.15

Subordination and Intercreditor Agreement among TransCanada PipeLines Limited, TC PipeLines, LP, and SunTrust Bank, as Administrative Agent, dated February 13, 2007 (Exhibit 10.3 to TC PipeLines, LP’s Form 8-K filed February 15, 2007).

*10.16

Common Unit Purchase Agreement by and among TC PipeLines, LP and TransCan Northern Ltd., Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., Kayne Anderson MLP Fund, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Strome MLP Fund, LP, Royal Bank of Canada, Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Tortoise North American Energy Corporation, GPS Income Fund LP, GPS High Yield Equities Fund, HFR RVAGPS Master Trust, GPS New Equity Fund LP, TPG-Axon Partners, LP, Lehman Brothers Inc., Structured Finance Americas, LLC, The Cushing MLP Opportunity Fund I, LP, Swank MLP Convergence Fund, LP, and Citigroup Global Markets, Inc. dated February 22, 2007 (Exhibit 10.1 to TC PipeLines, LP’s Form 8-K filed February 23, 2007).

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Balance Sheets of TC PipeLines GP, Inc. as of December 31, 2006 and 2005

*                    Indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC PipeLines, LP
(a Delaware Limited Partnership)
	By:	TC PipeLines GP, Inc., its general partner

	By:	/s/ Russell K. Girling
Date: April 30, 2007		Russell K. Girling
Chairman, Chief Executive Officer and Director
TC PipeLines GP, Inc. (Principal Executive Officer)

	By:	/s/ Amy W. Leong
Date: April 30, 2007		Amy W. Leong
Controller
TC PipeLines GP, Inc. (Principal Financial Officer)