Form 10-Q
period 2007-06-30
TC PIPELINES LP
filed 2007-08-03
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 3, 2007, there were 34,856,086 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TC PipeLines, LP

Consolidated Statement of Income

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars except per unit amounts)	2007	2006	2007	2006

Equity income from investment in Great Lakes (Note 2)	13.1	—	20.1	—
Equity income from investment in Northern Border (Note 3)	10.3	12.3	28.1	23.5
Equity income from investment in Tuscarora (Note 4)	—	1.6	—	3.6
Transmission revenues	6.7	—	13.6	—
Operations, maintenance and administrative expenses	(2.2)	(0.7)	(4.2)	(1.3)
Depreciation	(1.5)	—	(3.1)	—
Financial charges, net and other	(8.7)	(4.2)	(16.8)	(4.4)
Net income	17.7	9.0	37.7	21.4

Net income allocation
Common units	15.6	8.3	34.6	20.0
General partner	2.1	0.7	3.1	1.4
	17.7	9.0	37.7	21.4

Net income per common unit (Note 6)	$0.45	$0.47	$1.16	$1.14

Weighted average units outstanding (millions)	34.9	17.5	29.8	17.5

Units outstanding at the end of the period (millions)	34.9	17.5	34.9	17.5

Consolidated Statement of Comprehensive Income

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars)	2007	2006	2007	2006

Net income	17.7	9.0	37.7	21.4
Other comprehensive income
Change associated with current period hedging transactions (Note 10)	5.9	—	4.7	—
Change associated with current period hedging transactions of investees	(0.1)	(0.2)	(0.4)	(0.3)
Total comprehensive income	23.5	8.8	42.0	21.1

Consolidated Balance Sheet

(unaudited)
(millions of dollars)	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and short-term investments	7.5	4.0
Accounts receivable and other	3.2	2.5
	10.7	6.5
Investment in Great Lakes (Note 2)	733.2	—
Investment in Northern Border (Note 3)	548.7	561.2
Plant, property and equipment	127.4	127.0
Goodwill	79.1	79.2
Other assets	9.2	3.9
	1,508.3	777.8

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable	2.5	3.3
Accrued interest	3.1	1.3
Current portion of long-term debt (Note 5)	4.7	4.7
	10.3	9.3
Long-term debt (Note 5)	580.0	463.4
	590.3	472.7
Non-controlling interests	1.3	1.2
Partners’ Equity (Note 7)
Common units	891.5	295.6
General partner	19.1	6.5
Accumulated other comprehensive income	6.1	1.8
	916.7	303.9
	1,508.3	777.8

Subsequent events (Note 11)

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Cash Flows

(unaudited)	Six months ended June 30
(millions of dollars)	2007	2006

CASH GENERATED FROM OPERATIONS
Net income	37.7	21.4
Depreciation	3.1	—
Amortization of other assets	0.2	0.1
Non-controlling interests	0.1	—
Decrease in operating working capital	0.3	0.9
	41.4	22.4

INVESTING ACTIVITIES
Return of capital from Great Lakes	3.5	—
Return of capital from Northern Border	19.6	14.3
Return of capital from Tuscarora	—	0.8
Investment in Great Lakes (Note 2)	(736.3)	—
Investment in Northern Border (Note 3)	(7.5)	(311.1)
Capital expenditures	(3.5)	—
Other assets	(1.1)	(0.9)
	(725.3)	(296.9)

FINANCING ACTIVITIES
Distributions paid	(36.2)	(21.5)
Equity issuances, net (Note 8)	607.0	—
Long-term debt issued (Note 5)	141.0	308.0
Long-term debt repaid (Note 5)	(24.4)	(13.5)
	687.4	273.0

Increase/(decrease) in cash and short-term investments	3.5	(1.5)
Cash and short-term investments, beginning of period	4.0	2.3

Cash and short-term investments, end of period	7.5	0.8

Interest payments made	13.7	3.3

See accompanying notes to the consolidated financial statements

Consolidated Statement of Changes in Partners’ Equity

				Accumulated
				Other
			General	Comprehensive
(unaudited)	Common Units		Partner	Income	Partners’ Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)

Partners’ equity at December 31, 2006	17.5	295.6	6.5	1.8	17.5	303.9
Net income	—	34.6	3.1	—	—	37.7
Equity issuances	17.4	594.5	12.5	—	17.4	607.0
Distributions paid	—	(33.2)	(3.0)	—	—	(36.2)
Other comprehensive income	—	—	—	4.3	—	4.3
Partners’ equity at June 30, 2007	34.9	891.5	19.1	6.1	34.9	916.7

See accompanying notes to the consolidated financial statements.

Note 1    Organization and Basis of Presentation

TC PipeLines, LP, and its subsidiary limited partnerships, TC GL Intermediate Limited Partnership, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership, all Delaware limited partnerships, are collectively referred to herein as TC PipeLines or the Partnership. TC PipeLines was formed by TransCanada PipeLines Limited, a subsidiary of TransCanada Corporation (collectively referred to herein as TransCanada), to acquire, own and participate in the management of United States (U.S.)-based pipeline assets.

 TC PipeLines is managed by its general partner, TC PipeLines GP, Inc. (TC PipeLines GP), an indirect wholly-owned subsidiary of TransCanada. The general partner provides certain administrative services for the Partnership and is reimbursed for its costs and expenses. In addition to its aggregate 2 per cent general partner interest in TC PipeLines, LP and its subsidiary limited partnerships on a combined basis, the general partner owns 2,035,106 common units, representing an effective 7.7 per cent limited partner interest in the Partnership at June 30, 2007.

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

In the opinion of management, these consolidated financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three and six months ended June 30, 2007 and 2006, the financial position as at June 30, 2007 and December 31, 2006, cash flows for the six months ended June 30, 2007 and 2006, and statement of partners’ equity at June 30, 2007.

The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2006.

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

The following tables set out summarized financial information of Great Lakes:

Summarized Great Lakes Income Statement

	Three months ended	For the period
(unaudited)	June 30	February 23 to June 30
(millions of dollars)	2007	2007
Transmission revenues	66.2	96.6
Operations, maintenance and administrative expenses	(15.3)	(21.4)
Depreciation	(14.5)	(20.4)
Financial charges, net and other	(8.0)	(11.4)
Net income	28.4	43.4

Summarized Great Lakes Balance Sheet

(unaudited)	June 30,
(millions of dollars)	2007
Assets
Cash and cash equivalents	53.3
Other current assets	40.6
Plant, property and equipment, net	985.9
Other assets	1.3
1,081.1
Liabilities and Partners’ Equity
Current liabilities	44.2
Deferred credits	2.1
Long-term debt, including current maturities	450.0
Partners’ capital	584.8
1,081.1

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

On April 6, 2006, the Partnership, which previously owned a 30 per cent general partner interest in Northern Border, acquired an additional 20 per cent general partnership interest in Northern Border. TC PipeLines’ equity income from its investment in Northern Border includes 30 per cent of the net income of Northern Border up to April 6, 2006 and 50 per cent thereafter. The Partnership continues to use the equity method of accounting for its 50 per cent investment in Northern Border.

The Partnership made an equity contribution of $7.5 million for a cash call issued by Northern Border in the six months ended June 30, 2007 which was used to make debt repayments.

The following tables set out summarized financial information of Northern Border:

Summarized Northern Border Income Statement

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars)	2007	2006	2007	2006
Transmission revenues	68.8	71.5	148.4	151.3
Operations, maintenance and administrative expenses	(22.3)	(20.7)	(40.1)	(38.2)
Depreciation	(15.2)	(14.8)	(30.5)	(29.4)
Financial charges, net and other	(10.3)	(10.6)	(20.7)	(20.9)
Net income	21.0	25.4	57.1	62.8

Summarized Northern Border Balance Sheet

(unaudited)	June 30,	December 31,
(millions of dollars)	2007	2006
Assets
Cash and cash equivalents	6.5	11.0
Other current assets	30.8	35.5
Plant, property and equipment, net	1,453.8	1,475.7
Other assets	23.4	22.5
	1,514.5	1,544.7
Liabilities and Partners’ Equity
Current liabilities	48.6	47.7
Deferred credits and other	5.9	2.1
Long–term debt, including current maturities and notes payable	609.2	619.8
Partners’ equity
Partners’ capital	850.7	874.1
Accumulated other comprehensive income	0.1	1.0
	1,514.5	1,544.7

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

The following tables set out summarized financial information of Tuscarora:

Summarized Tuscarora Income Statement

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars)	2007	2006	2007	2006
Transmission revenues	6.7	7.6	13.6	15.9
Operations, maintenance and administrative expenses	(1.3)	(1.3)	(2.5)	(2.4)
Depreciation	(1.5)	(1.5)	(3.1)	(3.1)
Financial charges, net and other	(1.2)	(1.3)	(2.4)	(2.7)
Net income	2.7	3.5	5.6	7.7

Summarized Tuscarora Balance Sheet

(unaudited)	June 30,	December 31,
(millions of dollars)	2007	2006
Assets
Cash and cash equivalents	5.0	2.2
Other current assets	2.4	2.5
Plant, property and equipment, net	127.4	127.0
Other assets	1.2	1.2
	136.0	132.9
Liabilities and Partners’ Equity
Current liabilities	2.2	2.4
Long-term debt, including current maturities	68.7	71.1
Partners’ equity
Partners’ capital	65.0	59.3
Accumulated other comprehensive income	0.1	0.1
	136.0	132.9

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

The Partnership had $516 million and $397 million outstanding under the Senior Credit Facility at June 30, 2007 and December 31, 2006, respectively.  The interest rate on the Senior Credit Facility averaged 6.00 per cent and 6.04 per cent for the three and six months ended June 30, 2007, respectively. At June 30, 2007 and December 31, 2006, the interest rates were 5.94 per cent and 6.07 per cent, respectively.

The Partnership had Series A Senior Secured Notes, Series B Senior Secured Notes and Series C Secured Notes in the amounts of $56.2 million, $5.7 million and $6.8 million outstanding at June 30, 2007 related to Tuscarora, while at December 31, 2006 the Partnership had Series A Senior Secured Notes, Series B Senior Secured Notes and Series C Secured Notes in the amounts of $57.9 million, $6.0 million and $7.2 million, respectively. The Series A Senior Secured Notes bear interest at 7.13 per cent and mature in 2010.  The Series B Senior Secured Notes bear interest at 7.99 per cent and mature in 2010.  The Series C Senior Secured Notes bear interest at 6.89 per cent and are due in 2012.

Annual maturities of the long-term debt are as follows: 2007 - $4.7 million; 2008 - $4.6 million; 2009 - $4.4 million; 2010 - $53.5 million; 2011 - $516.8 million; and, thereafter - $3.1 million.

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

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars except per unit amounts)	2007	2006	2007	2006
Net income	17.7	9.0	37.7	21.4
Net income allocated to general partner
General partner interest	(0.4)	(0.2)	(0.8)	(0.4)
Incentive distribution income allocation	(1.7)	(0.5)	(2.3)	(1.0)
	(2.1)	(0.7)	(3.1)	(1.4)
Net income allocable to common units	15.6	8.3	34.6	20.0
Weighted average units outstanding (millions)	34.9	17.5	29.8	17.5
Net income per common unit	$0.45	$0.47	$1.16	$1.14

Note 7    Partners’ Equity

Partners’ capital consists of 34,856,086 common units representing an aggregate 98 per cent limited partner interest in the Partnership (including 2,035,106 common units held by the general partner and 8,678,045 common units held by TransCan Northern Ltd., an indirect wholly-owned subsidiary of TransCanada) and an aggregate two per cent general partner interest. In aggregate, the general partner’s interests represent an effective 7.7 per cent ownership in the Partnership at June 30, 2007 (December 31, 2006 - 13.4 per cent).

Note 8    Acquisition

On February 22, 2007, the Partnership acquired a 46.45 per cent general partnership interest in Great Lakes from El Paso Corporation (El Paso). The total purchase price was $945 million, subject to certain closing adjustments, and included the indirect assumption of approximately $209 million of debt. The acquisition was partially financed through a private placement of 17,356,086 common units at $34.57 per common unit for gross proceeds of $600 million which closed concurrently with the acquisition. TransCan Northern Ltd. purchased 8,678,045 of the 17,356,086 common units issued for gross proceeds of $300 million. In addition, TC PipeLines GP maintained its two per cent general partner interest in the Partnership by contributing $12.6 million to the Partnership in connection with the equity private placement. The Partnership funded the balance of the total consideration with a draw on its senior credit facility, which was amended and restated in connection with the acquisition.

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated on a preliminary basis using an estimate of fair value of the net assets at the date of acquisition.  The difference between the purchase price and the estimated fair value of net assets of approximately $460 million, being goodwill, was recorded as part of the Partnership’s investment in Great Lakes.

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

The following Partnership pro forma financial information for the three and six months ended June 30, 2007 and 2006 has been prepared as if the acquisition occurred at the beginning of the respective periods:

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of dollars except per unit amounts)	2007	2006	2007	2006

Equity income from investment in Great Lakes	13.1	14.0	30.7	29.1
Net income	17.7	21.0	47.1	46.7
Net income per unit	$0.45	$0.56	$1.26	$1.26

Note 9    Related Party Transactions

The Partnership does not have any employees. The management and operating functions are provided by the general partner. The general partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the general partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. Total costs charged to the Partnership by the general partner were $0.9 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. Total costs charged to the Partnership by the general partner were $0.5 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively.

TransCanada Northern Border Inc. (TransCanada Northern Border), a wholly-owned subsidiary of TransCanada formerly named TransCan Northwest Border Ltd., became the operator of Great Lakes through TransCanada’s acquisition of Great Lakes Gas Transmission Company, the operator of the Great Lakes facilities, on February 22, 2007. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Great Lakes’ behalf. These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs. Total costs charged to Great Lakes by TransCanada and its affiliates were approximately $13.7 million and $17.0 million for the three months ended June 30, 2007 and for the period from February 23, 2007 to June 30, 2007, respectively, of which $6.4 million and $7.9 million are included in the Partnership’s equity income from Great Lakes during the same periods.

Great Lakes earns transportation revenues from TransCanada and its affiliates under fixed priced contracts with remaining terms ranging from one to eleven years. Great Lakes earned $35.2 million and $49.1 million of transportation revenues under these contracts for the three months ended June 30, 2007 and for the period February 23, 2007 to June 30, 2007, respectively. These amounts represent 53.2 per cent and 50.8 per cent of total revenues earned by Great Lakes for the three months ended June 30, 2007 and for the period February 23, 2007 to June 30, 2007, respectively, of which $16.4 million and $22.8 million are included in the Partnership’s equity income from Great Lakes during the same periods.

TransCanada Northern Border became the operator of Northern Border effective April 1, 2007. The officers of TransCanada Northern Border are now the equivalent of Northern Border’s officers. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Northern Border’s behalf. These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs.  Total costs charged to Northern Border by TransCanada and its affiliates were approximately $7.5 million for the three months ended June 30, 2007, of which

$3.8 million is included in the Partnership’s equity income from Northern Border during that same period.

On April 6, 2006, the Partnership acquired an additional 20 per cent general partnership interest in Northern Border.  As part of this transaction, the Partnership paid a $10 million transaction fee to TransCanada Northern Border related to the assumption of operatorship. This fee has been recorded as part of the Partnership’s investment in Northern Border and is being amortized over the term of the related operating agreement.

On December 19, 2006, the Partnership acquired an additional 49 per cent general partner interest in Tuscarora.  In connection with this transaction, TransCanada Northern Border became the operator of Tuscarora. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Tuscarora’s behalf. These include, but are not limited to, employee benefit costs, and property and liability insurance costs. Total costs charged to Tuscarora by TransCanada and its affiliates were $0.7 million and $0.9 million for the three and six months ended June 30, 2007.

In May 2007, the Partnership reimbursed TransCanada $2.8 million for third party costs related to the Partnership’s acquisition of its interest in Great Lakes in February 2007.

Note 10  Derivative Financial Instruments

At June 30, 2007, the fair value of the interest rate swaps accounted for as hedges was $6.3 million.  The fair value of interest rate swaps has been calculated using period-end market rates.  The notional amount hedged was $400 million.  The interest rate swaps are structured such that the cash flows match those of the Senior Credit Facility from March 12, 2007 through to maturity dates of May 22, 2009 and December 12, 2011.

Note 11  Subsequent Events

On July 24, 2007, the Partnership announced its second quarter cash distribution in the amount of $0.655 per unit, payable on August 14, 2007, to unitholders of record on July 31, 2007.  The cash distribution represents an increase over the previous quarter of $0.005 per unit, or $0.02 per unit per annum, to an indicated annual cash distribution of $2.62 per unit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TC PipeLines, LP

Cautionary Statement Regarding Forward-Looking Information

A number of statements made by TC PipeLines, LP in this quarterly report are forward-looking and relate to, among other things, anticipated financial performance, business prospects, strategies, market forces and commitments. Much of this information appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found herein. All forward-looking statements are based on the Partnership’s current beliefs as well as assumptions made by and information currently available to the Partnership. These statements reflect the Partnership’s current views with respect to future events. The Partnership assumes no obligation to update any such forward-looking statements to reflect events or circumstances occurring after the date hereof. Words such as “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend”, “forecast”, and similar expressions, identify forward-looking statements. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-Q. These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

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

•                                          the ability of Great Lakes and Northern Border to recontract their capacity and the transportation rates at which that capacity is contracted;

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

•                                          the amount of storage capacity in Western Canada and overall strong demand for storage injection; and

•                                          prevailing economic conditions, particularly conditions of the capital and equity markets.

These and other risks are discussed in the Partnership’s filings with the Securities and Exchange Commission (SEC), including under Item 1A, “Risk Factors,” in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006 and Item 1A, “Risk Factors” in the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2007. By its nature, such forward-looking information is subject to various risks and uncertainties, which could cause TC PipeLines’ actual results and experience to differ materially from the anticipated results or other expectations expressed in this quarterly report.

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

Overview

TC PipeLines, LP is a Delaware limited partnership formed in 1998. TC PipeLines was formed by TransCanada PipeLines Limited, a subsidiary of TransCanada Corporation (collectively referred to herein as TransCanada), to acquire, own and participate in the management of United States (U.S.) -based pipeline assets. TC PipeLines, LP and its subsidiary limited partnerships, TC GL Intermediate Limited Partnership, TC PipeLines Intermediate Limited Partnership, and TC Tuscarora Intermediate Limited Partnership, are collectively referred to herein as “TC PipeLines” or “the Partnership.” In this report, references to “we”, “us” or “our” collectively refer to TC PipeLines or the Partnership. The general partner of the Partnership is TC PipeLines GP, Inc., an indirect wholly-owned subsidiary of TransCanada. Our strategic focus is on delivering stable, sustainable cash distributions to our unitholders and to find opportunities to increase cash distributions while maintaining a low risk profile.

We own a 46.45 per cent interest in Great Lakes, which we acquired on February 22, 2007 from El Paso Corporation.  The other 53.55 per cent interest in Great Lakes is held by TransCanada.

We own a 50 per cent interest in Northern Border including 20 per cent acquired on April 6, 2006. The other 50 per cent interest in Northern Border is held by ONEOK Partners, L.P. (ONEOK), a publicly traded limited partnership. At June 30, 2007, each partner held a 50 percent voting interest on the Management Committee of Northern Border.

We also own or control a 99 per cent interest in Tuscarora. In September 2000, we acquired a 49 per cent interest from TCPL Tuscarora Ltd., an indirect wholly-owned subsidiary of TransCanada, which continues to hold a one per cent general partner interest in Tuscarora. The Partnership purchased its other interest in Tuscarora from Tuscarora Gas Pipeline Co., a wholly-owned subsidiary of Sierra Pacific Resources, on December 19, 2006.

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

The major policies of Great Lakes are established by the Management Committee of Great Lakes, which consists of six members, three of whom are designated by us and three of whom are designated by TransCanada. All decisions by the Management Committee require unanimous consent. For the day to day management of Great Lakes’ business, the Management Committee established an Executive Committee consisting of three members: one Partnership Committee Member, one TransCanada Committee Member and the Great Lakes President, a non-voting member.

TransCanada Northern Border Inc. (TransCanada Northern Border), a wholly-owned subsidiary of TransCanada formerly named TransCan Northwest Border Ltd., became the operator of Great Lakes through TransCanada’s acquisition of Great Lakes Gas Transmission Company, the operator of the Great Lakes facilities, on February 22, 2007. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Great Lakes’ behalf. These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs. Total costs charged to Great Lakes by TransCanada and its affiliates were approximately $13.7 million and $17.0 million for the three months ended June 30, 2007 and for the period February 23, 2007 to June 30, 2007, respectively, of which $6.4 million and $7.9 million are included in the Partnership’s equity income from Great Lakes during the same periods.

Great Lakes earns transportation revenues from TransCanada and its affiliates under fixed priced contracts with remaining terms ranging from one to eleven years. Great Lakes earned $35.2 million and $49.1 million of transportation revenues under these contracts for the three months ended June 30, 2007 and for the period February 23, 2007 to June 30, 2007, respectively. These amounts represent 53.2 per cent and 50.8 per cent of total revenues earned by Great Lakes for the three months ended June 30, 2007 and for the period February 23, 2007 to June 30, 2007, respectively, of which $16.4 million and $22.8 million are included in the Partnership’s equity income from Great Lakes during the same periods.

Business of Northern Border

Northern Border transports natural gas along 1,249 miles of pipeline with a design capacity of approximately 2.4 Bcf/d that extends from the Montana-Saskatchewan border to a terminus near North Hayden, Indiana. Northern Border’s transportation network provides pipeline access to the Midwestern U.S. primarily from natural gas reserves in the Western Canada Sedimentary Basin, which is located in the Canadian provinces of Alberta, British Columbia and Saskatchewan. The Management Committee of Northern Border Pipeline consists of four members. TC PipeLines and ONEOK each designate two members of the Management Committee and each have 50 per cent of the voting power of the Management Committee.

TransCanada Northern Border Inc. became the operator of Northern Border effective April 1, 2007. The officers of TransCanada Northern Border are now the equivalent of Northern Border’s officers. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Northern Border’s behalf. These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs. Total costs charged to Northern Border by TransCanada and its affiliates were approximately $7.5 million for the three months ended June 30, 2007, of which $3.8 million is included in the Partnership’s equity income from Northern Border during that same period.

Business of Tuscarora

Tuscarora owns a 240-mile U.S. interstate pipeline system that originates at an interconnection point with facilities of Gas Transmission Northwest Corporation, a wholly-owned subsidiary of TransCanada, near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada.

On December 19, 2006, the Partnership acquired an additional 49 per cent general partner interest in Tuscarora. Upon the acquisition, TC PipeLines began to consolidate its interest in Tuscarora, as the Partnership owns or controls 99 per cent. In connection with this transaction, TransCanada Northern Border became the operator of Tuscarora. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Tuscarora’s behalf. These include, but are not limited to, employee benefit costs, and property and liability insurance costs. Total costs charged to Tuscarora by TransCanada and its affiliates were $0.7 million and $0.9 million for the three and six months ended June 30, 2007.

Recent Developments

Acquisition - On February 22, 2007, the Partnership acquired a 46.45 per cent general partnership interest in Great Lakes from El Paso Corporation. The total purchase price was $945 million, subject to certain closing adjustments, and included the indirect assumption of approximately $209 million of debt. The acquisition was partially financed through a private placement of 17,356,086 common units at $34.57 per common unit for gross proceeds of $600 million which closed concurrently with the acquisition. TransCan Northern Ltd. purchased 8,678,045 of the 17,356,086 common units issued for gross proceeds of $300 million. In addition, TC PipeLines GP maintained its two per cent general partner interest in the Partnership by contributing $12.6 million to the Partnership in connection with the private equity placement. The

Partnership funded the balance of the total consideration with a draw on its senior credit facility, which was amended and restated in connection with this transaction.

TransCanada, which previously held a 50 per cent interest in Great Lakes, acquired the other 3.55 per cent interest simultaneously with the Partnership’s acquisition of its interest. In connection with these transactions, a wholly-owned subsidiary of TransCanada also became the operator of Great Lakes.

In the second quarter of 2007, an additional $3.0 million related to the Great Lakes acquisition was paid, consisting primarily of a $2.8 million reimbursement of acquisition fees to a wholly-owned subsidiary of TransCanada.

Northern Border – Significant Developments in 2007

Rate Case – In accordance with the provisions of the settlement of Northern Border’s 2005 rate case, overall rates were reduced, compared with rates prior to the filing, by approximately five per cent beginning January 1, 2007. Additional information about Northern Border’s regulatory proceedings is included in this report under “Regulatory Developments”.

Amended and Restated Credit Facility – On April 27, 2007, Northern Border entered into a $250 million five-year revolving credit agreement with certain financial institutions. Additional information about Northern Border’s new credit agreement is included in this report under “Debt and Credit Facilities of Northern Border”.

Accounting Policies and Estimates

TC PipeLines accounts for its investments in both Great Lakes and Northern Border using the equity method of accounting. The equity method of accounting is appropriate where the investor does not control an investee, but rather is able to exercise significant influence over the operating and financial policies of an investee. TC PipeLines is able to exercise significant influence over its investments in Great Lakes and Northern Border because of its representation on their management committees.

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

There have been no changes to the Partnership’s accounting policies or estimates during the six months ended June 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure selected financial assets and financial liabilities at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses in earnings, on items for which the fair value option has been elected, at each subsequent reporting date. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We are currently reviewing the applicability of SFAS No. 159 to our results of operations and financial position.

Known Trends and Uncertainties

Supply - We estimate that Canadian natural gas available for export declined by approximately 500 MMcf/d for the six months ended June 30, 2007 as compared to the same period last year, as production in the Western Canada Sedimentary Basin declined by approximately 300 MMcf/d and Canadian demand increased by approximately 200 MMcf/d. Despite the drop in Canadian supply available for export, our pipelines have continued to see demand for their transportation capacity during the year due to favorable market conditions in the markets we serve.

Competition - Supply competition from other natural gas sources can adversely impact demand for transportation on our pipeline assets. Recent growth in supplies available from the Rocky Mountain and Texas regions has led to additional supply in the markets we serve. The Rockies Express Pipeline, a proposed 1,679-mile pipeline system from Rio Blanco County, Colorado to Monroe County, Ohio, will increase supply competition in Midwestern markets. The western segment of the Rockies Express Pipeline, from Colorado to Missouri, is anticipated to be placed in service by early 2008, and initially is expected to add more supply competition in markets served by Northern Border. The eastern segment of the Rockies Express Pipeline, from Missouri to Ohio, is expected to be placed in service by June 2009, and is anticipated to transport natural gas further east, potentially mitigating any excess supply in Northern Border’s market region.  Also, ongoing pipeline projects to move growing East Texas production to markets in the eastern U.S. may reverse the trend of this incremental production flowing into the markets Northern Border serves.

Great Lakes - For the period of March 1, 2007 to June 30, 2007, Great Lakes’ average contracted capacity compared to Great Lakes’ summer design peak day was 102 per cent. As of June 30, 2007, all available capacity is contracted on a firm basis for the remainder of 2007.

Northern Border - Northern Border expects revenues for 2007 to be lower as compared to 2006 due to the reduction in long-term rates starting January 1, 2007, resulting from the rate case settlement discussed under “Regulatory Developments” in this section. In addition, revenue may be more variable in 2007 due to the implementation of seasonal rates included in Northern Border’s tariff. Northern Border’s average contracted capacity was 93 per cent and 96 per cent of design capacity for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, approximately 98 per cent and 86 per cent of Northern Border’s design capacity was contracted on a firm basis for the third and fourth quarters of 2007, respectively. Northern Border expects to continue to discount transportation capacity as needed to optimize revenue.

Regulatory Developments

In May 2005, the FERC issued a policy statement permitting the inclusion of an income tax allowance in the rates for partnership interests held by partners with an actual or potential income tax liability. On December 16, 2005, the FERC issued an order (the “December 16 Order”) in its first case-specific review of the income tax allowance issue, reaffirming its tax allowance policy and directing the pipeline to provide certain evidence necessary to determine the income tax allowance. The FERC’s policy and the December 16 Order were appealed to the D.C. Circuit Court and rehearing requests were filed with respect to the December 16 Order. On May 29, 2007, the United States Court of Appeals for the D.C. Circuit issued a decision denying the petitions for review and upholding FERC’s income tax allowance policy. Great Lakes, Northern Border and Tuscarora currently recover an income tax allowance in their respective rates.

The settlement of Northern Border’s 2005 rate case was approved by the FERC in November 2006. The settlement established maximum long-term mileage-based rates and charges for transportation on Northern Border’s system. Beginning January 1, 2007, overall rates were reduced, compared with rates prior to the filing, by approximately five per cent. The settlement also provided for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per decatherm (dth) to approximately $0.29 per dth for the full transportation route from Port of Morgan, Montana to the Chicago area.

On August 7, 2006, the FERC approved a settlement reached by Tuscarora, Public Utilities Commission of Nevada and its firm shippers. The settlement resulted in a firm transportation rate of $0.40/dth per day beginning June 1, 2006. This is a

17 per cent reduction to the previous rate of $0.4811/dth per day, or an approximate $5 million reduction in Tuscarora’s annual revenues. In addition, the settlement results in a moratorium on all rate actions before the FERC by any party to the settlement for a period of 48 months to May 31, 2010, including rate actions related to expansion projects where Tuscarora proposes to price the expansion at the settlement rate.

Additional information about these regulatory proceedings is included in our annual report on Form 10-K for the year ended December 31, 2006.

Second Quarter 2007 Compared with Second Quarter 2006

The Partnership reported second quarter 2007 net income of $17.7 million, an increase of $8.7 million or 97 per cent, compared to net income of $9.0 million for the same quarter last year. The increase was primarily due to equity income from the Partnership’s investment in Great Lakes, offset by lower equity income from Northern Border and increased financial charges incurred by the Partnership.

Equity income from the Partnership’s investment in Great Lakes contributed $13.1 million for the three months ended June 30, 2007. The Partnership’s share of Great Lakes’ revenue was $30.7 million which was offset by operating expenses and depreciation of $13.9 million and net financial charges of $3.7 million for the same period.

Equity income from Northern Border was $10.3 million in the second quarter of 2007, a decrease of $2.0 million or 16 per cent, compared to $12.3 million for the same period last year. The decrease in equity income was primarily due to decreased revenue and increased operations and maintenance expenses.

Northern Border’s operating revenue decreased $2.7 million, or 4 per cent, for the three months ended June 30, 2007 compared with operating revenue, net of the provision for rate refunds, for the same period last year due to the following:

•                  decreased revenue of $3.6 million primarily related to the reduction of long-term rates and the implementation of varying seasonal rates effective January 1, 2007; offset by

•                  additional revenue of $0.5 million due to contracts related to the Chicago III Expansion Project; and

•                  increased revenue of $0.4 million related to increased demand for other transportation services.

Effective May 1, 2006, Northern Border’s revenues were collected subject to possible refunds upon final FERC orders. Based on the settlement of the 2005 rate case, Northern Border made refunds to its customers in the fourth quarter of 2006. Additional information about the settlement of the 2005 rate case is included in this report under “Regulatory Developments”.

Northern Border’s operations, maintenance and administrative expenses increased $1.6 million, or 8 per cent, for the three months ended June 30, 2007 compared with the same period last year primarily due to the following:

•                  a charge during the second quarter of 2007 of $2.3 million for payment by Northern Border to ONEOK Partners over a five year period, as agreed to in a transitions services agreement between ONEOK Partners GP and TransCanada Northern Border, related to the reimbursement for shared equipment and furnishings acquired by ONEOK Partners and previously used to support Northern Border’s operations;

•                  increased electric compression charges of $0.7 million primarily related to the Chicago III Expansion Project; offset by

•                  decreased expense of $0.6 million related to the net under recovery of the compressor usage surcharge; and

•                  decreased expense of $0.4 million related to expenses incurred during the second quarter of 2006 for Northern Border’s 2005 rate case.

The remaining decrease in Northern Border’s net income of $0.1 million for the three months ended June 30, 2007 compared with the same period last year was due to increased depreciation expense, partially offset by decreased financial charges, net and other.

With the acquisition of an additional 49 per cent general partner interest in Tuscarora on December 19, 2006, the Partnership now consolidates its interest in Tuscarora. Tuscarora’s contribution to the Partnership’s net income increased $1.1 million in the second quarter of 2007 compared to the same period in the prior year due primarily to the acquisition of an additional 49 per cent general partner interest. The Partnership reported transmission revenues of $6.7 million and depreciation expense of $1.5 million for the second quarter of 2007 related to its consolidation of the Tuscarora operations. Tuscarora’s revenues were lower in the second quarter of 2007 compared to the same period in 2006 due to a reduced firm transportation rate as a result of its rate settlement.

The Partnership’s operations, maintenance and administrative expenses of $2.2 million in the second quarter of 2007 increased $1.5 million compared to $0.7 million for the same period in 2006. The second quarter of 2007 includes $1.3 million related to the consolidation of Tuscarora operations. Excluding the $1.3 million of expenses related to Tuscarora, the Partnership’s general and administrative expenses increased $0.2 million to $0.9 million in the second quarter of 2007 from $0.7 million in the same period in 2006.

Financial charges were $8.7 million in the second quarter of 2007, an increase of $4.5 million, compared to $4.2 million for the same period last year due to higher average debt outstanding and the consolidation of Tuscarora operations which included $1.2 million of financial charges. The higher average debt outstanding was the result of additional financing in 2006 and 2007 for acquisitions.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Net income increased $16.3 million, or 76 per cent, to $37.7 million in the first six months of 2007, compared to $21.4 million for the same period in 2006. The increase was primarily due to equity income from the Partnership’s interest in Great Lakes, an increase in equity income from Northern Border resulting from the Partnership’s additional 20 per cent general partner interest, partially offset by increased financial charges incurred by the Partnership and lower Northern Border net income.

Equity income from the Partnership’s investment in Great Lakes contributed $20.1 million for the period February 23, 2007 to June 30, 2007. The Partnership’s share of Great Lakes’ revenue was $44.8 million for the period February 23, 2007 to June 30, 2007, which was offset by operating expenses and depreciation of $19.4 million and net financial charges of $5.3 for the same period.

Equity income from the Partnership’s investment in Northern Border increased $4.6 million, or 20 per cent, to $28.1 million in the first six months of 2007, compared to $23.5 million for the same period in 2006. The increase in equity income from Northern Border was due to the Partnership’s additional 20 per cent general partner interest which contributed $6.8 million in equity income, partially offset by a reduction in Northern Border’s net income due primarily to decreased revenue and increased operations and maintenance expenses.

Northern Border’s operating revenue decreased $2.9 million, or 2 per cent, for the six months ended June 30, 2007 compared with operating revenue, net of the provision for rate refunds, for the same period last year due to the following:

•                decreased revenue of $6.2 million primarily related to the reduction of long-term rates effective January 1, 2007 and an increase in volumes sold at a discount; offset by

•     additional revenue of $2.0 million due to contracts related to the Chicago III Expansion Project; and

•                  increased revenue of $1.3 million related to increased demand for other transportation services.

Effective May 1, 2006, Northern Border’s revenues were collected subject to possible refunds upon final FERC orders. Based on the settlement of the 2005 rate case, Northern Border made refunds to its customers in the fourth quarter of 2006. Additional information about the settlement of the 2005 rate case is included in this report under “Regulatory Developments”.

Northern Border’s operations, maintenance and administrative expenses increased $1.9 million, or 5 per cent, for the six months ended June 30, 2007 compared with the same period last year due to the following:

•                a charge during the second quarter of 2007 of $2.3 million for payment by us to ONEOK Partners over a five year period, as agreed to in a transitions services agreement between ONEOK Partners GP and TransCanada Northern Border, related to the reimbursement for shared equipment and furnishings acquired by ONEOK Partners previously used to support Northern Border’s operations;

•                increased electric compression charges of $1.1 million primarily related to the Chicago III Expansion Project; offset by

•                decreased expense of $0.8 million related to taxes other than income;

•                decreased expense of $0.3 million related to the net under recovery of the compressor usage surcharge; and

decreased expense of $0.4 million related to expenses incurred during the second quarter of 2006 for Northern Border’s 2005 rate case.

The remaining decrease in Northern Border’s net income of $0.9 million for the six months ended June 30, 2007 compared with the same period last year was due to increased depreciation expense, partially offset by decreased financial charges, net and other.

Tuscarora’s contribution to the Partnership’s net income increased $2.0 for the six months ended June 30, 2007 compared to the same period in the prior year due primarily to the acquisition of an additional 49 per cent general partner interest on December 19, 2006. The Partnership reported transmission revenues of $13.6 million and depreciation expense of $3.1 million for the six months ended June 30, 2007 related to its consolidation of the Tuscarora operations. Tuscarora’s revenues were lower in six months ended June 30, 2007 compared to the same period in 2006 due to a reduced firm transportation rate as a result of its rate settlement.

The Partnership’s operations, maintenance and administrative expenses of $4.2 million for the six months ended June 30, 2007 increased $2.9 million compared to $1.3 million for the same period in 2006. The six months ended June 30, 2007 includes $2.5 million related to the consolidation of Tuscarora operations. Excluding the $2.5 million of expenses related to Tuscarora, the Partnership’s general and administrative expenses increased $0.4 million to $1.7 million for the six months ended June 30, 2007 from $1.3 million in the same period in 2006.

Financial charges were $16.8 million for the six months ended June 30, 2007, an increase of $12.4 million, compared to $4.4 million for the same period last year due to higher average debt outstanding and the consolidation of Tuscarora operations which included $2.4 million of net financial charges. The higher average debt outstanding was the result of additional financing in 2006 and 2007 for acquisitions.

Partnership Cash Flows

To supplement our financial statements, we have disclosed “Partnership cash flows” and have itemized the cash distributions received from our original general partner interests, the increase in cash distributions due to 2006 and 2007 acquisitions, cash flows from Tuscarora’s operating activities and Partnership costs.  We have presented this additional information to enhance an investor’s understanding of the way that management analyzes the Partnership’s financial performance. The segregation of the cash distributions received before and after the impact of 2006 and 2007 acquisitions provides a comparison of the Partnership’s cash flows for the three and six months ended June 30, 2007 and 2006. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

(unaudited)	Three months ended June 30		Six months ended June 30
(millions of U.S. dollars)	2007	2006	2007	2006
Cash distributions from original 30% general partner interest in Northern Border	15.3	14.6	28.6	28.1
Cash distributions from original 49% general partner interest in Tuscarora	—	2.2	—	4.4
	15.3	16.8	28.6	32.5
Increase in cash distributions due to the acquisition of a 46.45% general partner interest in Great Lakes in 2007	23.6	—	23.6	—
Increase in cash distributions due to the acquisition of a 20% general partner interest in Northern Border in 2006	10.2	9.7	19.1	9.7
Total cash distributions received (a)	49.1	26.5	71.3	42.2
Cash flows from Tuscarora’s operating activities (b)	3.6	—	8.7	—
Partnership costs (c)	(8.4)	(4.9)	(16.1)	(5.7)
Partnership cash flows	44.3	21.6	63.9	36.5

(a) Reconciliation of non-GAAP financial measure: Cash distributions received is a non-GAAP financial measure which is the sum of equity income from investment in Great Lakes, equity income from investment in Northern Border, return of capital from Great Lakes, return of capital from Northern Border and up until December 19, 2006, equity income from investment in Tuscarora and return of capital from Tuscarora. It is provided as a supplement to results reported in accordance with GAAP. Management believes that this is a meaningful measure to assist investors in evaluating the levels of cash distributions from the Partnership’s investments. Below is a reconciliation of Cash distributions received to GAAP financial measures:

	For the three months ended June 30		For the six months ended June 30
(millions of dollars)	2007	2006	2007	2006
Equity income from investment in Great Lakes	13.1	—	20.1	—
Equity income from investment in Northern Border	10.3	12.3	28.1	23.5
Equity income from investment in Tuscarora	—	1.6	—	3.6
Return of capital from Great Lakes	10.5	—	3.5	—
Return of capital from Northern Border	15.2	12.0	19.6	14.3
Return of capital from Tuscarora	—	0.6	—	0.8
Total cash distributions received	49.1	26.5	71.3	42.2

(b) Effective December 19, 2006, TC PipeLines began consolidating Tuscarora’s operations upon acquisition of an additional 49 per cent general partner interest. The cash flows from Tuscarora’s operating activities is the GAAP measure cash generated from operations reported in Tuscarora’s financial statements.

	For the three months ended June 30		For the six months ended June 30
(millions of dollars)	2007	2006	2007	2006
Tuscarora net income	2.7	3.5	5.6	7.7
Add: Depreciation and amortization	1.6	1.5	3.2	3.1
Changes in operating assets and liabilities	(0.7)	(0.9)	(0.1)	0.4
Cash flows from Tuscarora’s operating activities	3.6	4.1	8.7	11.2

(c) Reconciliation of non-GAAP financial measure: Partnership cash flows is a non-GAAP financial measure which is the sum of cash distributions received and cash flows from Tuscarora’s operating activities less Partnership costs. We exclude Tuscarora’s costs from Partnership costs so that investors may evaluate our costs independent of costs directly attributable to our investments. Management believes that this is a useful measure to assist investors in evaluating the Partnership’s cash flow from its operating activities. A reconciliation of Partnership costs is summarized below:

	For the three months ended June 30		For the six months ended June 30
(millions of dollars)	2007	2006	2007	2006
Operations, maintenance and administrative expenses	2.2	0.7	4.2	1.3
Financial charges, net and other	8.7	4.2	16.8	4.4
Less:
Operations, maintenance and administrative expenses and financial charges from Tuscarora	(2.5)	—	(4.9)	—
Partnership costs	8.4	4.9	16.1	5.7

Second Quarter 2007

Partnership cash flows for the quarter ended June 30, 2007 were $44.3 million, an increase of $22.7 million, compared to $21.6 million for the same period last year. Cash flows from Tuscarora’s operating activities were $3.6 million for the three months ended June 30, 2007.  The Partnership incurred financing and other costs of $8.4 million in the three months ended June 30, 2007 compared to $4.9 million in the same period last year. Total cash distributions received increased $22.6 million to $49.1 million for the six months ended June 30, 2007 from $26.5 million for the same period in the prior year primarily due to cash distributions received from Great Lakes.

The acquisition of a 46.45 per cent general partner interest in Great Lakes on February 22, 2007 contributed $23.6 million of cash distributions received in the three months ended June 30, 2007. This was the first cash distribution received by the Partnership from Great Lakes.

The acquisition of an additional 20 per cent general partner interest in Northern Border contributed $10.2 million of cash distributions received in the quarter ended June 30, 2007. Distributions from Northern Border increased in the three months ended June 30, 2007 compared to the same period in 2006, resulting in a $0.7 million increase in distributions received by the Partnership from its original 30 per cent general partner interest.

Cash balances of Tuscarora are consolidated by the Partnership effective December 19, 2006 and as a result, the Partnership ceased reporting distributions from Tuscarora after that date. Tuscarora’s available cash flow has been used to finance the compressor station expansion project in Likely, California and to repay debt. This resulted in a $2.2 million decrease in distributions from Tuscarora compared to the three months ended June 30, 2006.

Partnership costs of $8.4 million for the quarter ended June 30, 2007 compared to $4.9 million in the same period in 2006 increased mainly due to increased financial charges on higher outstanding debt balances to finance the 2006 and 2007 acquisitions.

Six Months Ended June 30, 2007

Partnership cash flows for the six months ended June 30, 2007 were $63.9 million, an increase of $27.4 million, compared to $36.5 million for the same period last year. Cash flows from Tuscarora’s operating activities were $8.7 million for the six months ended June 30, 2007.  The Partnership incurred financing and other costs of $16.1 million in the six months ended June 30, 2007 compared to $5.7 million in the same period last year. Total cash distributions received increased $29.1 million to $71.3 million for the six months ended June 30, 2007 from $42.2 million for the same period in the prior year primarily due to cash distributions received from Great Lakes.

The acquisition of a 46.45 per cent general partner interest in Great Lakes on February 22, 2007 contributed $23.6 million of cash distributions received in the six months ended June 30, 2007. This was the first cash distribution received by the Partnership from Great Lakes.

The acquisition of an additional 20 per cent general partner interest in Northern Border contributed $19.1 million of cash distributions received in the six months ended June 30, 2007. Distributions from Northern Border increased in the six months ended June 30, 2007 compared to the same period in 2006, resulting in a $0.5 million increase in distributions received by the Partnership from its original 30 per cent general partner interest.

Cash balances of Tuscarora are consolidated by the Partnership effective December 19, 2006 and as a result, the Partnership ceased reporting distributions from Tuscarora after that date. Tuscarora’s available cash flow has been used to finance the compressor station expansion project in Likely, California and to repay debt. This resulted in a $4.4 million decrease in distributions from Tuscarora compared to the six months ended June 30, 2006.

Partnership costs of $16.1 million for the six months ended June 30, 2007 compared to $5.7 million in the same period in 2006 increased mainly due to increased financial charges on higher outstanding debt balances to finance the 2006 and 2007 acquisitions.

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

2007 Second Quarter Cash Distribution

On July 24, 2007, the Board of Directors of the general partner declared the Partnership’s 2007 second quarter cash distribution. The second quarter cash distribution is payable on August 14, 2007 to unitholders of record as of July

31, 2007. The total cash distribution of $25.1 million will be paid in the following manner: $22.8 million to common unitholders (including $1.3 million to the general partner as holder of 2,035,106 common units and $5.7 million to TransCan Northern Ltd., an indirect wholly-owned subsidiary of TransCanada, as holder of 8,678,045 common units), $1.8 million to the general partner as holder of the incentive distribution rights, and $0.5 million to the general partner in respect of its two per cent general partner interest.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $19.0 million, or 85 per cent, to $41.4 million for the six months ended June 30, 2007, compared to $22.4 million for the same period in 2006. The increase was primarily due to $23.6 million of cash distributions received from Great Lakes of which $20.1 million were classified as cash flows provided by operating activities, $5.1 million of higher operating cash flows due to the consolidation of Tuscarora in 2007, $4.6 million of higher cash distributions received classified as cash flows provided by operating activities from Northern Border, partially offset by $10.4 million of higher interest payments related to higher debt. The increase in cash distributions from Northern Border was primarily due to the Partnership’s acquisition of an additional 20 per cent general partner interest. The cash distributions received from Northern Border of $47.7 million and $37.8 million for the six months ended June 30, 2007 and 2006, respectively, include $28.1 million and $23.5 million classified as distributions in cash flows provided by operating activities in the six months ended June 30, 2007 and 2006, respectively.

Cash Flows from Investing Activities

Cash used in investing activities was $725.3 million and $296.9 million for the six months ended June 30, 2007 and 2006, respectively. On February 22, 2007, the Partnership acquired a 46.45 per cent interest in Great Lakes from El Paso Corporation for $736.3 million in cash, subject to certain closing adjustments. In April 2006, the Partnership incurred costs of $297 million plus $10 million in a transaction fee payable to a subsidiary of TransCanada for the acquisition of an additional 20 per cent general partnership interest in Northern Border. The Partnership made equity contributions of $7.5 million and $3.1 million during the six months ended June 30, 2007 and 2006, respectively, for cash calls issued by Northern Border.

$3.5 million of the cash distributions received from Great Lakes were classified as return of capital for the six months ended June 30, 2007. $19.6 million and $14.3 million of the cash distributions received from Northern Border were classified as return of capital for the six months ended June 30, 2007 and 2006, respectively. $nil and $0.8 million of the cash distributions received from Tuscarora were classified as return of capital for the six months ended June 30, 2007 and 2006, respectively. Distributions received in the first six months of 2007 are based on the equity investment financial results from Great Lakes and Northern Border for the six months ended March 31, 2007.

Tuscarora made capital expenditures of $3.5 million in the six months ended June 30, 2007 related to the compressor station expansion project in Likely, California.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $687.4 million and $273.0 million for the six months ended June 30, 2007 and 2006, respectively. The acquisition of a 46.45 per cent interest in Great Lakes was partially financed through a private placement of 17,356,086 common units at $34.57 per common unit for gross proceeds of $600 million. In addition, TC PipeLines GP maintained its two per cent general partner interest in the Partnership by contributing $12.6 million to the Partnership in connection with the private equity placement. The Partnership funded the balance of the total consideration with a draw on its senior credit facility, which was amended and restated in connection with this transaction. The Partnership incurred $1.2 million of costs associated with the amended senior credit facility. The Partnership drew $126 million under the senior credit facility and borrowed $15 million under its revolving credit facility.  The Partnership repaid $24.4 million of the outstanding balance on its revolving credit facility and senior notes.

For the six months ended June 30, 2007, the Partnership paid $36.2 million in cash distributions in the following manner:  $33.2 million to common unitholders (including $2.9 million to the general partner as holder of 2,305,106 common units and $5.6 million to TransCan Northern Ltd., an indirect wholly-owned subsidiary of TransCanada, as holder of 8,678,045 common units), $2.3 million to the general partner as holder of the incentive distribution rights, and $0.7 million to the general partner in respect of its two per cent general partner interest.

Contractual Obligations

The following table summarizes TC PipeLines’ contractual obligations related to long-term debt, operating leases and other long-term obligations as of June 30, 2007:

	Payments Due by Period
		Less Than			After 5
(millions of dollars)	Total	1 Year	1-3 Years	4-5 Years	Years

Senior Credit Facility	516.0	—	—	516.0	—
Series A Senior Notes due 2010	56.2	3.3	6.2	46.7	—
Series B Senior Notes due 2010	5.7	0.5	1.1	4.1	—
Series C Senior Notes due 2012	6.8	0.9	1.6	1.6	2.7
Interest payments on Senior Credit Facility (1)	122.8	27.0	54.5	41.3	—
Interest payments on Senior Notes	15.9	4.9	8.7	2.3	—
Operating Leases	0.2	0.1	0.1	—	—
Commitments (2)	0.3	0.3	—	—	—
Total	$723.9	$37.0	$72.2	$612.0	$2.7

(1)          Interest payments on Senior Credit Facility include the hedging effect of the derivative financial instruments placed on $400 million of the outstanding debt.

(2)          Commitments relate to Tuscarora’s contract with a third party for maintenance services on certain components of its pipeline-related equipment. The contract expires in November 2007.

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

All amounts outstanding under the Senior Credit Facility will be due and payable on December 12, 2011, subject to two one-year extension options. Borrowings under the Senior Credit Facility will bear interest based, at the Partnership’s election, on the London Interbank Offered Rate (LIBOR) or the lenders’ base rate plus, in either case, an applicable margin. A facility fee is payable by the Partnership based on the principal amount of the senior revolving credit facility commitment of $250 million.

The Partnership had $516 million and $397 million outstanding under the Senior Credit Facility at June 30, 2007 and December 31, 2006, respectively. The interest rate on the Senior Credit Facility averaged 6.00 per cent and 6.04 per cent for the three and six months ended June 30, 2007, respectively. At June 30, 2007 and December 31, 2006, the interest rates were 5.94 per cent and 6.07 per cent, respectively.

The Partnership had Series A Senior Secured Notes, Series B Senior Secured Notes and Series C Secured Notes in the amounts of $56.2 million, $5.7 million and $6.8 million outstanding at June 30, 2007 related to Tuscarora, while at December 31, 2006 the Partnership had Series A Senior Secured Notes, Series B Senior Secured Notes and Series C Secured Notes in the amounts of $57.9 million, $6.0 million and $7.2 million, respectively. The Series A Senior Secured Notes bear interest at 7.13 per cent and mature in 2010.  The Series B Senior Secured Notes bear interest at 7.99 per cent and mature in 2010.  The Series C Senior Secured Notes bear interest at 6.89 per cent and are due in 2012.

The Partnership was in compliance with all financial covenants as of June 30, 2007.

Capital Requirements

On April 30, 2007, Partnership made a contribution of $7.5 million to Northern Border, representing the Partnership’s 50 per cent share of a $15.0 million cash call issued by Northern Border. The funds were used by Northern Border to repay indebtedness.

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

The following table summarizes Great Lakes’ debt outstanding as of June 30, 2007:

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

Great Lakes is required to comply with certain financial, operational and legal covenants.  Under the most restricted covenants in the Senior Note Agreements, approximately $242.0 million of Great Lakes’ partners’ capital is restricted as to distributions as of June 30, 2007.  In addition, Great Lakes is required to maintain a minimum consolidated tangible new worth of $175 million.  At June 30, 2007, Great Lakes was in compliance with all of its financial covenants.

Debt and Credit Facilities of Northern Border

The following table summarizes Northern Border’s debt and credit facilities outstanding as of June 30, 2007:

		Payments Due by Period
		Less than 1	Long-term
(millions of dollars)	Total	year	portion

$250 million credit agreement (a)	160.0	—	160.0
7.75% senior notes due 2009	200.0	—	200.0
7.50% senior notes due 2021	250.0	—	250.0
Total	$610.0	$—	$610.0

(a) Northern Border is required to pay a facility fee of 0.05% on the principal commitment amount of its credit agreement.

Amended and Restated Credit Agreement – On April 27, 2007, Northern Border entered into a $250 million amended and restated revolving credit agreement (the “2007 Credit Agreement”) with certain financial institutions. The 2007 Credit Agreement was used to refinance the outstanding indebtedness under Northern Border’s $175 million revolving credit agreement dated as of May 16, 2005 and was used to repay all of the $150 million of its 6.25 per cent Senior Notes due May 1, 2007. The 2007 Credit Agreement will also be used to finance permitted acquisitions, pay related fees and expenses, issue letters of credit and provide for ongoing working capital needs and for other general business purposes, including capital expenditures.

Northern Border may, at its option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under its 2007 Credit Agreement by an aggregate amount not to exceed $100 million, provided that lenders are willing to commit additional amounts. At Northern Border’s option, the interest rate on the outstanding borrowings may be the lenders’ base rate or LIBOR plus a spread that is based on Northern Border’s long-term unsecured credit ratings. The 2007 Credit Agreement permits Northern Border to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border is required to pay a commitment fee based on the principal amount of the commitment of $250 million. The term of the agreement is five years, with options for two one-year extensions.  At June 30, 2007, amounts outstanding under the 2007 Credit Agreement were $160 million at an average interest rate of 5.63 per cent.

Under the 2007 Credit Agreement, Northern Border is required to comply with certain financial, operational and legal covenants. Among other things, Northern Border is required to maintain a ratio of total debt to EBITDA (net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges) of no more than 4.75 to 1. Pursuant to the 2007 Credit Agreement, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of total debt to EBITDA is increased to 5.50 to 1 for the first three full calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2007 Credit Agreement may become immediately due and payable.  At June 30, 2007, Northern Border was in compliance with all of its financial covenants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines, LP

TC PipeLines is exposed to market risk through changes in interest rates.  The Partnership does not have any material foreign exchange risks. TC PipeLines’ interest rate exposure results from its Senior Credit Facility, which is subject to variability in LIBOR interest rates. At June 30, 2007, TC PipeLines had $516 million outstanding on its Senior Credit Facility.  If LIBOR interest rates change by one per cent compared to the rates in effect as of June 30, 2007, the Partnership’s interest expense for the six months ended June 30, 2007 would have changed by $0.6 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of June 30, 2007.

The Partnership uses derivatives to assist in managing its exposure to interest rate risk. The fair value of interest rate derivatives has been calculated using period-end market rates. At June 30, 2007, the fair value of the Partnership’s interest rate swaps accounted for as hedges was $6.3 million. The notional amount hedged was $400 million. The interest rate swaps are structured such that the cash flows match those of the Senior Credit Facility from March 12, 2007 through to maturity dates of May 22, 2009 and December 12, 2011.

The Partnership is also influenced by the same factors that influence our pipeline assets. None of our pipeline assets own any of the natural gas they transport; therefore, they do not assume any of the related natural gas commodity price risk.

Northern Border utilizes both fixed- and variable-rate debt and is exposed to market risk due to the floating interest rates on its credit agreement. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk. Northern Border maintains a significant portion of its debt at fixed rates to reduce its sensitivity to interest rate fluctuations. As of June 30, 2007, 74 per cent of Northern Border’s outstanding debt was at fixed rates and there were no interest rate swap agreements outstanding.

If interest rates hypothetically increased one per cent on Northern Border’s variable-rate borrowings outstanding of $160 million at June 30, 2007, its annual interest expense would increase by approximately $1.6 million.

Great Lakes and Tuscarora utilize fixed-rate debt; therefore, they are not exposed to market risk due to floating interest rates.

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

Acquisition of Tuscarora

On December 19, 2006, the Partnership acquired an additional 49 per cent interest in Tuscarora, increasing the Partnership’s interest in Tuscarora to 98 per cent. As at June 30, 2007, the Partnership has substantially completed integrating Tuscarora’s transactions into the Partnership’s existing internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

TC PipeLines, LP

Refer to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A, “Risk Factors” in our quarterly report on Form 10-Q for the first quarter of 2007.

ITEM 6.  EXHIBITS

TC PipeLines, LP

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

*10.1

Transportation Service Agreement FT4760 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 30, 2006. (Exhibit 10.1 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

*10.2

Transportation Service Agreement FT4761 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 4, 2004. (Exhibit 10.2 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

*10.3

Transportation Service Agreement FT4762 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 4, 2004. (Exhibit 10.3 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

*10.4

Transportation Service Agreement FT4763 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 4, 2004. (Exhibit 10.4 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

*10.5

Transportation Service Agreement FT4764 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 30, 2006. (Exhibit 10.5 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

*10.6

Transportation Service Agreement FT5840 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated December 1, 2005. (Exhibit 10.6 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

*10.7

Transportation Service Agreement FT5841 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated December 1, 2005. (Exhibit 10.7 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

*10.8

Transportation Service Agreement FT5842 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated November 30, 2006. (Exhibit 10.8 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

*10.9

Amended and Restated Agreement of Limited Partnership of Great Lakes Gas Transmission Limited Partnership between TransCanada GL, Inc., TC GL Intermediate Limited Partnership and Great Lakes Gas Transmission Company, dated February 22, 2007. (Exhibit 10.9 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

*10.10

Operating Agreement between Great Lakes Gas Transmission Limited Partnership and Great Lakes Gas Transmission Company, dated April 5, 1990. (Exhibit 10.10 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

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

*23.1	Consent of Independent Registered Public Accounting Firm (Exhibit 23.1 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Consolidated Balance Sheets of TC PipeLines GP, Inc. as of December 31, 2006 and 2005. (Exhibit 99.1 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

* Indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC PipeLines, LP
(a Delaware Limited Partnership)

		By:	TC PipeLines GP, Inc., its general partner

		By:	/s/ Russell K. Girling
Date:	August 3, 2007		Russell K. Girling
Chairman, Chief Executive Officer and Director

TC PipeLines GP, Inc. (Principal Executive Officer)

		By:	/s/ Amy W. Leong
Date:	August 3, 2007		Amy W. Leong
Controller
TC PipeLines GP, Inc. (Principal Financial Officer)