Form 10-Q
period 2007-09-30
TC PIPELINES LP
filed 2007-11-02
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]        No [X]

As of November 2, 2007, there were 34,856,086 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TC PipeLines, LP

Consolidated Statement of Income

(unaudited)	Three months ended September 30		Nine months ended September 30
(millions of dollars except per unit amounts)	2007	2006	2007	2006

Equity income from investment in Great Lakes (Note 2)	14.2	-	34.3	-
Equity income from investment in Northern Border (Note 3)	16.2	16.6	44.3	40.1
Equity income from investment in Tuscarora (Note 4)	-	1.3	-	4.9
Transmission revenues	6.7	-	20.3	-
Operations, maintenance and administrative expenses	(2.2)	(0.5)	(6.4)	(1.8)
Depreciation	(1.6)	-	(4.7)	-
Financial charges, net and other	(8.7)	(5.4)	(25.5)	(9.8)
Net income	24.6	12.0	62.3	33.4

Net income allocation
Common units	22.4	11.3	57.0	31.3
General partner	2.2	0.7	5.3	2.1
	24.6	12.0	62.3	33.4

Net income per common unit (Note 6)	$0.64	$0.65	$1.81	$1.79

Weighted average common units outstanding (millions)	34.9	17.5	31.5	17.5

Common units outstanding, end of the period (millions)	34.9	17.5	34.9	17.5

Consolidated Statement of Comprehensive Income

(unaudited)	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2007	2006	2007	2006

Net income	24.6	12.0	62.3	33.4
Other comprehensive income
Change associated with current period hedging transactions (Note 10)	(7.0)	-	(2.3)	-
Change associated with current period hedging transactions of investees	(0.5)	(0.2)	(0.9)	(0.5)
Total comprehensive income	17.1	11.8	59.1	32.9

See accompanying notes to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Consolidated Balance Sheet

(unaudited)
(millions of dollars)	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and short-term investments	14.2	4.0
Accounts receivable and other	4.9	2.5
	19.1	6.5
Investment in Great Lakes (Note 2)	726.7	-
Investment in Northern Border (Note 3)	549.6	561.2
Plant, property and equipment (net of $60.1 million accumulated depreciation, 2006 - $55.4 million)	126.7	127.0
Goodwill	79.1	79.2
Other assets	3.0	3.9
	1,504.2	777.8

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable	3.9	3.3
Accrued interest	4.5	1.3
Current portion of long-term debt (Note 5)	4.7	4.7
	13.1	9.3
Long-term debt (Note 5)	581.0	463.4
	594.1	472.7
Non-controlling interests	1.4	1.2
Partners’ Equity (Note 7)
Common units	891.0	295.6
General partner	19.1	6.5
Accumulated other comprehensive income	(1.4)	1.8
	908.7	303.9
	1,504.2	777.8

Subsequent events (Note 11)

See accompanying notes to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Consolidated Statement of Cash Flows

(unaudited)	Nine months ended September 30
(millions of dollars)	2007	2006

CASH GENERATED FROM OPERATIONS
Net income	62.3	33.4
Depreciation	4.7	-
Amortization of other assets	0.3	0.2
Non-controlling interests	0.2	-
Decrease in operating working capital	0.7	4.5
	68.2	38.1

INVESTING ACTIVITIES
Return of capital from Great Lakes	6.7	-
Return of capital from Northern Border	18.2	16.0
Return of capital from Tuscarora	-	1.3
Investment in Great Lakes (Note 2)	(733.0)	-
Investment in Northern Border (Note 3)	(7.5)	(311.1)
Capital expenditures	(4.4)	-
Other assets	(1.3)	(0.9)
	(721.3)	(294.7)

FINANCING ACTIVITIES
Distributions paid	(61.3)	(32.2)
Equity issuances, net (Note 8)	607.0	-
Long-term debt issued (Note 5)	152.5	310.0
Long-term debt repaid (Note 5)	(34.9)	(16.5)
	663.3	261.3

Increase in cash and short-term investments	10.2	4.7
Cash and short-term investments, beginning of period	4.0	2.3

Cash and short-term investments, end of period	14.2	7.0

Interest payments made	21.5	5.3

See accompanying notes to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Consolidated Statement of Changes in Partners’ Equity

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Income	Partners’ Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)

Partners’ equity at December 31, 2006	17.5	295.6	6.5	1.8	17.5	303.9
Net income	-	57.0	5.3	-	-	62.3
Equity issuances	17.4	594.4	12.6	-	17.4	607.0
Distributions paid	-	(56.0)	(5.3)	-	-	(61.3)
Other comprehensive income	-	-	-	(3.2)	-	(3.2)
Partners’ equity at September 30, 2007	34.9	891.0	19.1	(1.4)	34.9	908.7

See accompanying notes to the consolidated financial statements.

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

TC PipeLines is managed by its general partner, TC PipeLines GP, Inc. (TC PipeLines GP), an indirect wholly-owned subsidiary of TransCanada. The general partner provides certain administrative services for the Partnership and is reimbursed for its costs and expenses. In addition to its aggregate 2 per cent general partner interest in TC PipeLines, LP and its subsidiary limited partnerships on a combined basis, the general partner owns 2,035,106 common units, representing an effective 7.7 per cent ownership interest in the Partnership at September 30, 2007.

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

In the opinion of management, these consolidated financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the three and nine months ended September 30, 2007 and 2006, the financial position as at September 30, 2007 and December 31, 2006, cash flows for the nine months ended September 30, 2007 and 2006, and statement of partners’ equity as at September 30, 2007.

The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for a full fiscal year. The interim financial statements should be read in conjunction with the Partnership’s financial statements and notes included in TC PipeLines’ annual report on Form 10-K for the year ended December 31, 2006.

Note 2                                    Investment in Great Lakes Gas Transmission Limited Partnership

On February 22, 2007, the Partnership acquired a 46.45 per cent interest in Great Lakes Gas Transmission Limited Partnership (Great Lakes). Great Lakes is a Delaware limited partnership which owns a 2,115-mile interstate natural gas pipeline system that transports natural gas for delivery to customers in the Midwestern and Northeastern U.S. and Eastern Canada. The Partnership uses the equity method of accounting for its interest in Great Lakes. Great Lakes is regulated by the Federal Energy Regulatory Commission (FERC).

TransCanada, which previously held a 50 per cent interest in Great Lakes, acquired the other 3.55 per cent interest concurrent with the Partnership’s acquisition of its interest. A wholly-owned subsidiary of TransCanada became the operator of Great Lakes.

The following tables set out summarized financial information of Great Lakes:

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Summarized Great Lakes Income Statement

(unaudited)	Three months ended September 30	For the period February 23 to September 30
(millions of dollars)	2007	2007
Transmission revenues	65.6	162.2
Operations, maintenance and administrative expenses	(12.6)	(34.0)
Depreciation	(14.5)	(34.9)
Financial charges, net and other	(8.1)	(19.5)
Net income	30.4	73.8

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Summarized Great Lakes Balance Sheet

(unaudited)	September 30,
(millions of dollars)	2007
Assets
Cash and cash equivalents	48.4
Other current assets	44.6
Plant, property and equipment, net	972.5
Other assets	2.7
1,068.2
Liabilities and Partners’ Equity
Current liabilities	40.1
Deferred credits	0.4
Long-term debt, including current maturities	450.0
Partners’ capital	577.7
1,068.2

Note 3                                    Investment in Northern Border Pipeline Company

The Partnership owns a 50 per cent general partner interest in Northern Border Pipeline Company (Northern Border), a Texas general partnership which owns a 1,249-mile U.S. interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the Midwestern U.S. The other 50 per cent partnership interest in Northern Border is held by ONEOK Partners, LP (ONEOK), a publicly traded limited partnership. The Northern Border system was operated by ONEOK Partners GP, LLC (ONEOK Partners GP), a wholly-owned subsidiary of ONEOK, Inc. during the three months ended March 31, 2007. Effective April 1, 2007, a wholly-owned subsidiary of TransCanada became the operator of Northern Border. Northern Border is regulated by the FERC.

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

The Partnership made an equity contribution of $7.5 million for a cash call issued by Northern Border in the nine months ended September 30, 2007 which was used to make debt repayments.

The following tables set out summarized financial information of Northern Border:

Summarized Northern Border Income Statement

(unaudited)	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2007	2006	2007	2006
Transmission revenues	79.6	80.3	228.0	231.5
Operations, maintenance and administrative expenses	(21.6)	(22.0)	(61.7)	(60.1)
Depreciation	(15.1)	(14.6)	(45.6)	(44.0)
Financial charges, net and other	(10.2)	(10.0)	(30.9)	(31.0)
Net income	32.7	33.7	89.8	96.4

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Summarized Northern Border Balance Sheet

(unaudited)	September 30,	December 31,
(millions of dollars)	2007	2006
Assets
Cash and cash equivalents	22.3	11.0
Other current assets	34.6	35.5
Plant, property and equipment, net	1,439.6	1,475.7
Other assets	24.2	22.5
	1,520.7	1,544.7
Liabilities and Partners’ Equity
Current liabilities	51.6	47.7
Deferred credits and other	6.7	2.1
Long-term debt, including current maturities and notes payable	609.3	619.8
Partners’ equity
Partners’ capital	853.9	874.1
Accumulated other comprehensive income	(0.8)	1.0
	1,520.7	1,544.7

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

The following tables set out summarized financial information of Tuscarora:

Summarized Tuscarora Income Statement

(unaudited)	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2007	2006	2007	2006
Transmission revenues	6.7	6.7	20.3	22.6
Operations, maintenance and administrative expenses	(1.2)	(1.0)	(3.7)	(3.4)
Depreciation	(1.6)	(1.6)	(4.7)	(4.7)
Financial charges, net and other	(1.0)	(1.2)	(3.4)	(3.9)
Net income	2.9	2.9	8.5	10.6

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

Summarized Tuscarora Balance Sheet
(unaudited)	September 30,	December 31,
(millions of dollars)	2007	2006
Assets
Cash and cash equivalents	10.1	2.2
Other current assets	2.5	2.5
Plant, property and equipment, net	126.7	127.0
Other assets	1.2	1.2
	140.5	132.9
Liabilities and Partners’ Equity
Current liabilities	3.9	2.4
Long-term debt, including current maturities	68.7	71.1
Partners’ equity
Partners’ capital	67.9	59.3
Accumulated other comprehensive income	-	0.1
	140.5	132.9

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

The Partnership had $517 million and $397 million outstanding under the Senior Credit Facility at September 30, 2007 and December 31, 2006, respectively. The interest rate on the Senior Credit Facility averaged 5.97 per cent and 6.02 per cent for the three and nine months ended September 30, 2007, respectively. After hedging activity, the interest rate incurred on the Senior Credit Facility averaged 5.66 per cent and 5.81 per cent for the three and nine months ended September 30, 2007, respectively. At September 30, 2007 and December 31, 2006, the interest rates were 6.16 per cent and 6.07 per cent, respectively.

The Partnership had Series A Senior Secured Notes, Series B Senior Secured Notes and Series C Secured Notes in the amounts of $56.2 million, $5.7 million and $6.8 million outstanding at September 30, 2007 related to Tuscarora, while at December 31, 2006 the Partnership had Series A Senior Secured Notes, Series B Senior Secured Notes and Series C Secured Notes in the amounts of $57.9 million, $6.0 million and $7.2 million, respectively. The Series A Senior Secured Notes bear interest at 7.13 per cent and mature in 2010. The Series B Senior Secured Notes bear interest at 7.99 per cent and mature in 2010. The Series C Senior Secured Notes bear interest at 6.89 per cent and are due in 2012.

Annual maturities of the long-term debt are as follows: 2007 - $4.7 million; 2008 - $4.6 million; 2009 - $4.4 million; 2010 - $53.5 million; 2011 - $517.8 million; and, thereafter - $3.1 million.

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

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

(unaudited)	Three months ended September 30		Nine months ended September 30
(millions of dollars except per unit amounts)	2007	2006	2007	2006
Net income	24.6	12.0	62.3	33.4
Net income allocated to general partner
General partner interest	(0.4)	(0.3)	(1.2)	(0.7)
Incentive distribution income allocation	(1.8)	(0.4)	(4.1)	(1.4)
	(2.2)	(0.7)	(5.3)	(2.1)
Net income allocable to common units	22.4	11.3	57.0	31.3
Weighted average common units outstanding (millions)	34.9	17.5	31.5	17.5
Net income per common unit	$0.64	$0.65	$1.81	$1.79

Note 7                                    Partners’ Equity

Partners’ capital consists of 34,856,086 common units representing an aggregate 98 per cent limited partner interest in the Partnership (including 2,035,106 common units held by the general partner and 8,678,045 common units held by TransCan Northern Ltd., an indirect wholly-owned subsidiary of TransCanada) and an aggregate two per cent general partner interest. In aggregate, the general partner’s interests represent an effective 7.7 per cent ownership in the Partnership at September 30, 2007 (December 31, 2006 – 13.4 per cent).

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

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

The following Partnership pro forma financial information for the nine months ended September 30, 2007 and 2006 has been prepared as if the acquisition occurred at the beginning of the respective periods:

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Continued)

TC PipeLines, LP

(unaudited)	Nine months ended September 30
(millions of dollars except per unit amounts)	2007	2006

Equity income from investment in Great Lakes	44.9	42.0
Net income	71.8	69.5
Net income per common unit	$1.88	$1.88

Note 9                                    Related Party Transactions

The Partnership does not have any employees. The management and operating functions are provided by the general partner. The general partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the general partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. Total costs charged to the Partnership by the general partner were $1.4 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively. Total costs charged to the Partnership by the general partner were $0.5 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively.

TransCanada Northern Border Inc. (TransCanada Northern Border), a wholly-owned subsidiary of TransCanada formerly named TransCan Northwest Border Ltd., became the operator of Great Lakes through TransCanada’s acquisition of Great Lakes Gas Transmission Company, the operator of the Great Lakes facilities, on February 22, 2007. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Great Lakes’ behalf. These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs. Total costs charged to Great Lakes by TransCanada and its affiliates were approximately $5.2 million and $22.2 million for the three months ended September 30, 2007 and for the period from February 23, 2007 to September 30, 2007, respectively, of which $2.4 million and $10.3 million are included in the Partnership’s equity income from Great Lakes during the same periods.

Great Lakes earns transportation revenues from TransCanada and its affiliates under fixed priced contracts with remaining terms ranging from one to eleven years. Great Lakes earned $32.4 million and $81.5 million of transportation revenues under these contracts for the three months ended September 30, 2007 and for the period February 23, 2007 to September 30, 2007, respectively. These amounts represent 49.8 per cent and 50.3 per cent of total revenues earned by Great Lakes for the three months ended September 30, 2007 and for the period February 23, 2007 to September 30, 2007, respectively, of which $15.1 million and $37.9 million are included in the Partnership’s equity income from Great Lakes during the same periods.

TransCanada Northern Border became the operator of Northern Border effective April 1, 2007. The officers of TransCanada Northern Border are now the equivalent of Northern Border’s officers. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Northern Border’s behalf. These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs. Total costs charged to Northern Border by TransCanada and its affiliates were approximately $7.4 million and $14.9 million for the three and nine months

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 1.  FINANCIAL STATEMENTS (Concluded)

TC PipeLines, LP

ended September 30, 2007, respectively, of which $3.7 million and $7.5 million are included in the Partnership’s equity income from Northern Border during the same periods.

On April 6, 2006, the Partnership acquired an additional 20 per cent general partnership interest in Northern Border. As part of this transaction, the Partnership paid a $10 million transaction fee to TransCanada Northern Border related to the assumption of operatorship. This fee has been recorded as part of the Partnership’s investment in Northern Border and is being amortized over the term of the related operating agreement partially offsetting equity income.

On December 19, 2006, the Partnership acquired an additional 49 per cent general partner interest in Tuscarora. In connection with this transaction, TransCanada Northern Border became the operator of Tuscarora. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Tuscarora’s behalf. These include, but are not limited to, employee benefit costs, and property and liability insurance costs. Total costs charged to Tuscarora by TransCanada and its affiliates were $0.8 million and $1.7 million for the three and nine months ended September 30, 2007.

In May 2007, the Partnership reimbursed TransCanada $2.8 million for third party costs related to the Partnership’s acquisition of its interest in Great Lakes in February 2007. In September 2007, the Partnership reimbursed TransCanada $1.2 million for a working capital adjustment related to the Partnership’s acquisition of its interest in Great Lakes in February 2007.

Note 10                             Derivative Financial Instruments

At September 30, 2007, the fair value of the interest rate swaps and options accounted for as hedges was negative $0.7 million. The fair value of interest rate swaps and options has been calculated using period-end market rates. The notional amount hedged was $400 million. The interest rate swaps and options are structured such that the cash flows match those of the Senior Credit Facility from March 12, 2007 through to maturity dates of May 22, 2009 and December 12, 2011.

Note 11                             Subsequent Events

On October 18, 2007, the Partnership announced its third quarter cash distribution in the amount of $0.66 per unit, payable on November 14, 2007, to unitholders of record on October 31, 2007. The cash distribution represents an increase over the previous quarter of $0.005 per unit, or $0.02 per unit per annum, to an indicated annual cash distribution of $2.64 per unit.

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

•                                          the Alberta (Canada) government’s decision to implement a new royalty regime effective January 2009 may affect the volume of Canadian natural gas available for export;

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

We own a 50 per cent interest in Northern Border including a 20 per cent interest acquired on April 6, 2006. The other 50 per cent interest in Northern Border is held by ONEOK Partners, L.P. (ONEOK), a publicly traded limited partnership. At September 30, 2007, each partner held a 50 percent voting interest on the Management Committee of Northern Border.

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

The major policies of Great Lakes are established by the Management Committee of Great Lakes, which currently consists of four appointed members, two of whom are designated by us and two of whom are designated by TransCanada. All decisions by the Management Committee require unanimous consent. For the day

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

to day management of Great Lakes’ business, the Management Committee established an Executive Committee currently consisting of two appointed members: one Partnership Committee Member and one TransCanada Committee Member, who also serves as the Great Lakes President.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

TransCanada Northern Border Inc. (TransCanada Northern Border), a wholly-owned subsidiary of TransCanada formerly named TransCan Northwest Border Ltd., became the operator of Great Lakes through TransCanada’s acquisition of Great Lakes Gas Transmission Company, the operator of the Great Lakes facilities, on February 22, 2007. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Great Lakes’ behalf. These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs. Total costs charged to Great Lakes by TransCanada and its affiliates were approximately $5.2 million and $22.2 million for the three months ended September 30, 2007 and for the period February 23, 2007 to September 30, 2007, respectively, of which $2.4 million and $10.3 million are included in the Partnership’s equity income from Great Lakes during the same periods.

Great Lakes earns transportation revenues from TransCanada and its affiliates under fixed priced contracts with remaining terms ranging from one to eleven years. Great Lakes earned $32.4 million and $81.5 million of transportation revenues under these contracts for the three months ended September 30, 2007 and for the period February 23, 2007 to September 30, 2007, respectively. These amounts represent 49.8 per cent and 50.3 per cent of total revenues earned by Great Lakes for the three months ended September 30, 2007 and for the period February 23, 2007 to September 30, 2007, respectively, of which $15.1 million and $37.9 million are included in the Partnership’s equity income from Great Lakes during the same periods.

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

TransCanada Northern Border Inc. became the operator of Northern Border effective April 1, 2007. The officers of TransCanada Northern Border are now the equivalent of Northern Border’s officers. TransCanada and its affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Northern Border’s behalf. These include, but are not limited to, employee benefit costs, property and liability insurance costs, and transition costs. Total costs charged to Northern Border by TransCanada and its affiliates were approximately $7.4 million and $14.9 million for the three and six months ended September 30, 2007, respectively, of which $3.7 million and $7.5 million are included in the Partnership’s equity income from Northern Border during the same periods.

Business of Tuscarora

Tuscarora owns a 240-mile U.S. interstate pipeline system that originates at an interconnection point with facilities of Gas Transmission Northwest Corporation, a wholly-owned subsidiary of TransCanada, near Malin, Oregon and runs southeast through northeastern California and northwestern Nevada.

On December 19, 2006, the Partnership acquired an additional 49 per cent general partner interest in Tuscarora. Upon the acquisition, TC PipeLines began to consolidate its interest in Tuscarora, as the Partnership owns or controls 99 per cent. In connection with this transaction, TransCanada Northern Border became the operator of Tuscarora. TransCanada and its

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

affiliates provide operating services such as legal, tax, treasury, human resources, other administrative functions, and incur other costs on Tuscarora’s behalf. These include, but are not limited to, employee benefit costs, and property and liability insurance costs. Total costs charged to Tuscarora by TransCanada and its affiliates were $0.8 million and $1.7 million for the three and nine months ended September 30, 2007.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Recent Developments

Acquisition – On February 22, 2007, the Partnership acquired a 46.45 per cent general partnership interest in Great Lakes from El Paso Corporation. The total purchase price was $942 million, subject to certain closing adjustments, and included the indirect assumption of approximately $209 million of debt. The acquisition was partially financed through a private placement of 17,356,086 common units at $34.57 per common unit for gross proceeds of $600 million which closed concurrently with the acquisition. TransCan Northern Ltd. purchased 8,678,045 of the 17,356,086 common units issued for gross proceeds of $300 million. In addition, TC PipeLines GP maintained its two per cent general partner interest in the Partnership by contributing $12.6 million to the Partnership in connection with the private equity placement. The Partnership funded the balance of the total consideration with a draw on its senior credit facility, which was amended and restated in connection with this transaction.

TransCanada, which previously held a 50 per cent interest in Great Lakes, acquired the other 3.55 per cent interest simultaneously with the Partnership’s acquisition of its interest. In connection with these transactions, a wholly-owned subsidiary of TransCanada also became the operator of Great Lakes.

In the second quarter of 2007, an additional $3.0 million related to the Great Lakes acquisition was paid, consisting primarily of a $2.8 million reimbursement of acquisition fees to a wholly-owned subsidiary of TransCanada. In September 2007, the Partnership reimbursed TransCanada $1.2 million for a working capital adjustment related to the Partnership’s acquisition of its interest in Great Lakes.

Great Lakes – Significant Developments in 2007

Michigan Business Tax – In the third quarter of 2007, Michigan announced a replacement for the Michigan Single Business Tax (“SBT”). The new tax, Michigan Business Tax, will commence January 1, 2008 and is an income tax at the partnership level. This is expected to increase Great Lakes’ Michigan taxes (net of a property tax credit) by approximately $1 to $2 million per annum beginning in 2008. In September 2007, Great Lakes eliminated its deferred SBT amounts consistent with the elimination of the SBT tax. This resulted in an increase of $1.6 million to Great Lakes’ net income in the third quarter of 2007.

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

Accounting Policies and Estimates

TC PipeLines accounts for its investments in both Great Lakes and Northern Border using the equity method of accounting. The equity method of accounting is appropriate where the investor does not control an investee, but rather is able to exercise significant influence over the operating and financial policies of an investee. TC PipeLines is able to exercise significant influence over its investments in Great Lakes and Northern Border because of its ownership interests and its representation on Great Lakes and Northern

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Border management committees.

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

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

There have been no material changes to the Partnership’s accounting policies or estimates during the nine months ended September 30, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The effect of adopting SFAS No. 157 is not expected to be material to our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure selected financial assets and financial liabilities at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses in earnings, on items for which the fair value option has been elected, at each subsequent reporting date. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. The effect of adopting SFAS No. 159 is not expected to be material to our results of operations or financial position.

Known Trends and Uncertainties

Supply – We continue to see a decline in Canadian natural gas available for export as compared to the same period last year. Due to favorable market conditions in the markets our pipeline assets serve, the decline in Canadian supply available for export has not negatively impacted our pipeline assets’ throughput in 2007. We expect the decline in Canadian gas supply available for export to continue due to declining production and rising demand in Alberta primarily due to natural gas consumption associated with the development and production of oil sand reserves. A reduction in the amount of available supply for export will continue to be a negative development for all U.S. pipelines that import natural gas from Canada, but the impact on our pipeline assets will depend upon competitive factors and prevailing market conditions.

Competition – Supply competition from other natural gas sources can impact demand for transportation on our pipeline assets. We anticipate further growth in supplies from the Rocky Mountain region will create additional supply in the markets Great Lakes and Northern Border serve. The Rockies Express Pipeline, a 1,679-mile pipeline system from Rio Blanco County, Colorado to Monroe County, Ohio, will increase supply competition in Midwestern markets. The western segment of the Rockies Express Pipeline, from Colorado to Missouri, is anticipated to be placed in service by early 2008, and initially is expected to add more supply competition in markets served by Northern Border. The eastern segment of the Rockies Express Pipeline, from Missouri to Ohio, is expected to be placed in service by June 2009, and is anticipated to transport natural gas further east, potentially mitigating excess supply in the Midwest market region. The additional supply moving towards eastern markets may provide opportunities for Great Lakes to market its eastern zone capacity, for storage injection and withdrawal, which has historically gone underutilized.

Great Lakes – For the period from March 1, 2007 to September 30, 2007, Great Lakes’ average contracted capacity compared to Great Lakes’ design capacity was 100 per cent. As of September 30, 2007, all available capacity is contracted on a firm basis for the remainder of 2007. Great Lakes’ average contracted capacities at September 30, 2007 compared to design capacity are 100 per cent and 91 per cent for the first and second quarter of 2008, respectively.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Northern Border – Long term rates were reduced and short-term seasonal rates were implemented effective January 1, 2007 as a result of Northern Border’s rate case settlement, discussed under “Regulatory Developments” in this report. Revenues for the year 2007 are expected to be comparable to 2006 primarily due to the implementation of seasonal rates and favorable contracting experience for 2007. Northern Border’s average contracted capacity was 96 per cent and 97 per cent of design capacity for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, substantially all of Northern Border’s design capacity was contracted on a firm basis for the fourth quarter of 2007 and first

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

quarter of 2008. As of September 30, 2007, Northern Border has approximately 980 MMcf/d or 41 per cent of design capacity uncontracted beginning in the second quarter of 2008. Prevailing market conditions and competitive factors in North America, including the Rockies Express Pipeline, will continue to impact the value of Northern Border’s transportation and its ability to market this available capacity. Northern Border expects to continue to discount transportation capacity as needed to optimize revenue.

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

Third Quarter 2007 Compared with Third Quarter 2006

The Partnership reported third quarter 2007 net income of $24.6 million, an increase of $12.6 million or 105 per cent, compared to net income of $12.0 million for the same quarter last year. The increase was primarily due to equity income from the Partnership’s investment in Great Lakes, offset slightly by increased financial charges incurred by the Partnership.

Equity income from the Partnership’s investment in Great Lakes contributed $14.2 million for the three months ended September 30, 2007. The Partnership’s share of Great Lakes’ revenue was $30.5 million which was offset by operations, maintenance and administrative expenses and depreciation of $12.6 million and financial charges, net and other of $3.7 million for the same period.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Equity income from Northern Border was $16.2 million in the third quarter of 2007, a decrease of $0.4 million or 2 per cent, compared to $16.6 million for the same period last year. The decrease in equity income was primarily due to decreased revenue and decreased other income, offset by decreased operations, maintenance and administrative expenses.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Northern Border’s operating revenue decreased $0.7 million, or 1 per cent, for the three months ended September 30, 2007 compared with operating revenue, net of the provision for rate refunds, for the same period last year primarily due to the following:

•                  decreased revenue of $1.6 million primarily related to the reduction of long-term rates effective January 1, 2007 and an increase in volumes sold at a discount; and

•                  decreased revenue of $0.5 million related to decreased demand for other transportation services; offset by

•                  a reduction to net revenue of $1.5 million in the third quarter of 2006 due to an increase in Northern Border’s provision for billings subject to refund related to revenue recorded in the second quarter of 2006. The increase in Northern Border’s provision for billings subject to refund was made to reflect the filed settlement of its rate case.

Effective May 1, 2006, Northern Border’s revenues were collected subject to possible refunds upon final FERC orders. Based on the settlement of the 2005 rate case, Northern Border made refunds to its customers in the fourth quarter of 2006. Additional information about the settlement of the 2005 rate case is included in this report under “Regulatory Developments”.

Northern Border’s operations, maintenance and administrative expenses decreased $0.4 million, or 2 per cent, for the three months ended September 30, 2007 compared with the same period last year primarily due to the following:

•                  decreased taxes other than income of $0.5 million; and

•                  decreased expense of $1.1 million related to the net under recovery of the compressor usage surcharge; offset by

•                  increased electric compression charges of $0.6 million primarily related to increased usage and electric rates; and

•                  increased expense of $0.4 million related to a credit to expense during the third quarter of 2006 for Northern Border’s 2005 rate case.

The remaining decrease in Northern Border’s net income of $0.7 million for the three months ended September 30, 2007 compared with the same period last year was due to increased depreciation expense and financial charges, net and other.

With the acquisition of an additional 49 per cent general partner interest in Tuscarora on December 19, 2006, the Partnership now consolidates its interest in Tuscarora. Tuscarora’s contribution to the Partnership’s net income increased $1.5 million in the third quarter of 2007 compared to the same period in the prior year due to the acquisition of the additional 49 per cent general partner interest. The Partnership reported transmission revenues of $6.7 million and depreciation expense of $1.6 million for the third quarter of 2007 related to its consolidation of Tuscarora’s operations.

The Partnership’s operations, maintenance and administrative expenses of $2.2 million in the third quarter of 2007 increased $1.7 million compared to $0.5 million for the same period in 2006. The third quarter of 2007 includes $1.2 million related to the consolidation of Tuscarora operations. Excluding the $1.2 million of expenses related to Tuscarora, the Partnership’s general and administrative expenses increased $0.5 million to $1.0 million in the third quarter of 2007 from $0.5 million in the same period in 2006. $0.1 million of this increase relates to increased salary expenses with the remaining increase due to timing of expenses incurred relative to the same period last year.

Financial charges were $8.7 million in the third quarter of 2007, an increase of $3.3 million, compared to $5.4 million for the same period last year due to higher average debt outstanding and the consolidation of Tuscarora operations

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

which included $1.0 million of financial charges. The higher average debt outstanding was the result of additional financing in 2006 and 2007 for acquisitions.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Net income increased $28.9 million, or 87 per cent, to $62.3 million in the first nine months of 2007, compared to $33.4 million for the same period in 2006. The increase was due to equity income from the Partnership’s interest in Great Lakes, an increase in equity income from Northern Border and an increase to Tuscarora’s contribution to the Partnership’s net income resulting from the Partnership’s additional general partner interests in these pipelines, partially offset by increased financial charges incurred by the Partnership and lower Northern Border and Tuscarora net income.

Equity income from the Partnership’s investment in Great Lakes contributed $34.3 million for the period February 23, 2007 to September 30, 2007. The Partnership’s share of Great Lakes’ revenue was $75.3 million for the period February 23, 2007 to September 30, 2007, which was offset by operations, maintenance and administrative expenses and depreciation of $32.0 million and financial charges, net and other of $9.0 million for the same period.

Equity income from the Partnership’s investment in Northern Border increased $4.2 million, or 10 per cent, to $44.3 million in the first nine months of 2007, compared to $40.1 million for the same period in 2006. The increase in equity income from Northern Border was due to the Partnership’s additional 20 per cent general partner interest which contributed $7.0 million in equity income, partially offset by a reduction in Northern Border’s net income due primarily to decreased revenue and increased operations, maintenance and administrative expenses.

Northern Border’s operating revenue decreased $3.5 million, or 2 per cent, for the nine months ended September 30, 2007 compared with operating revenue, net of the provision for rate refunds, for the same period last year due to the following:

•                  decreased revenue of $6.4 million primarily related to the reduction of long-term rates effective January 1, 2007 and an increase in volumes sold at a discount; offset by

•                  additional revenue of $2.0 million due to contracts related to the Chicago III Expansion Project; and

•                  increased revenue of $0.9 million related to increased demand for other transportation services.

Effective May 1, 2006, Northern Border’s revenues were collected subject to possible refunds upon final FERC orders. Based on the settlement of the 2005 rate case, Northern Border made refunds to its customers in the fourth quarter of 2006. Additional information about the settlement of the 2005 rate case is included in this report under “Regulatory Developments”.

Northern Border’s operations, maintenance and administrative expenses increased $1.6 million, or 3 per cent, for the nine months ended September 30, 2007 compared with the same period last year primarily due to the following:

•                  a charge during the second quarter of 2007 of $2.3 million for payment by us to ONEOK Partners over a five year period, as agreed to in a transition services agreement between ONEOK Partners GP and TransCanada Northern Border, related to the reimbursement for shared equipment and furnishings acquired by ONEOK Partners previously used to support Northern Border’s operations; and

•                  increased electric compression charges of $1.7 million primarily related to the Chicago III Expansion Project and increased usage and electric rates; offset by

•                  decreased expense of $1.2 million related to taxes other than income; and

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

•                  decreased expense of $1.4 million related to the net under recovery of the compressor usage surcharge.

The remaining decrease in Northern Border’s net income of $1.5 million for the nine months ended September 30, 2007 compared with the same period last year was due to increased depreciation expense, partially offset by decreased financial charges, net and other.

Tuscarora’s contribution to the Partnership’s net income increased $3.5 million for the nine months ended September 30, 2007 compared to the same period in the prior year due primarily to the acquisition of an additional 49 per cent general partner interest on December 19, 2006. The Partnership reported transmission revenues of $20.3 million and depreciation expense of $4.7 million for the nine months ended September 30, 2007 related to its consolidation of the Tuscarora operations. Tuscarora’s revenues were lower in nine months ended September 30, 2007 compared to the same period in 2006 due to a reduced firm transportation rate as a result of its rate settlement.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

The Partnership’s operations, maintenance and administrative expenses of $6.4 million for the nine months ended September 30, 2007 increased $4.6 million compared to $1.8 million for the same period in 2006. The nine months ended September 30, 2007 includes $3.7 million related to the consolidation of Tuscarora operations. Excluding the $3.7 million of expenses related to Tuscarora, the Partnership’s general and administrative expenses increased $0.9 million to $2.7 million for the nine months ended September 30, 2007 from $1.8 million in the same period in 2006. $0.5 million of this increase relates to increased salary expenses with the remaining increase due to timing of expenses incurred relative to the same period last year.

Financial charges were $25.5 million for the nine months ended September 30, 2007, an increase of $15.7 million, compared to $9.8 million for the same period last year due to higher average debt outstanding and the consolidation of Tuscarora operations which included $3.4 million of net financial charges. The higher average debt outstanding was the result of additional financing in 2006 and 2007 for acquisitions.

Partnership Cash Flows

To supplement our financial statements, we have disclosed “Partnership cash flows” and have itemized the cash distributions received from our original general partner interests, the increase in cash distributions due to 2006 and 2007 acquisitions, cash flows from Tuscarora’s operating activities and Partnership costs.  We have presented this additional information to enhance an investor’s understanding of the way that management analyzes the Partnership’s financial performance. The segregation of the cash distributions received before and after the impact of 2006 and 2007 acquisitions provides a comparison of the Partnership’s cash flows for the three and nine months ended September 30, 2007 and 2006. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

(unaudited)	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2007	2006	2007	2006
Cash distributions from original 30% general partner interest in Northern Border	8.9	11.0	37.5	39.1
Cash distributions from original 49% general partner interest in Tuscarora	-	1.8	-	6.2
	8.9	12.8	37.5	45.3
Increase in cash distributions due to the acquisition of a 46.45% general partner interest in Great Lakes in 2007	17.4	-	41.0	-
Increase in cash distributions due to the acquisition of a 20% general partner interest in Northern Border in 2006	5.9	7.3	25.0	17.0
Total cash distributions received (a)	32.2	20.1	103.5	62.3
Cash flows from Tuscarora’s operating activities (b)	6.2	-	14.8	-
Partnership costs (c)	(8.7)	(5.9)	(24.8)	(11.6)
Partnership cash flows (c)	29.7	14.2	93.5	50.7

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

(a) Reconciliation of non-GAAP financial measure:  Cash distributions received is a non-GAAP financial measure which is the sum of equity income from investment in Great Lakes, equity income from investment in Northern Border, return of capital from Great Lakes, return of capital from Northern Border, equity income in excess of distributions received and up until December 19, 2006, equity income from investment in Tuscarora and return of capital from Tuscarora. It is provided as a supplement to results reported in accordance with GAAP.  Management believes that this is a meaningful measure to assist investors in evaluating the levels of cash distributions from the Partnership’s investments. Below is a reconciliation of Cash distributions received to GAAP financial measures:

	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2007	2006	2007	2006
Equity income from investment in Great Lakes	14.2	-	34.3	-
Equity income from investment in Northern Border	16.2	16.6	44.3	40.1
Equity income from investment in Tuscarora	-	1.3	-	4.9
Return of capital from Great Lakes	3.2	-	6.7	-
Return of capital from Northern Border	-	1.7	18.2	16.0
Return of capital from Tuscarora	-	0.5	-	1.3
Equity income in excess of distributions received	(1.4)	-	-	-
Total cash distributions received	32.2	20.1	103.5	62.3

(b) Effective December 19, 2006, the Partnership began consolidating Tuscarora’s operations upon acquisition of an additional 49 per cent general partner interest. The cash flows from Tuscarora’s operating activities is the GAAP measure cash generated from operations reported in Tuscarora’s financial statements.

	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2007	2006	2007	2006
Tuscarora net income	2.9	2.9	8.5	10.6
Add: Depreciation and amortization	1.6	1.6	4.7	4.7
Changes in operating assets and liabilities	1.7	1.2	1.6	1.6
Cash flows from Tuscarora’s operating activities	6.2	5.7	14.8	16.9

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

	Three months ended September 30		Nine months ended September 30
(millions of dollars)	2007	2006	2007	2006
Operations, maintenance and administrative expenses	2.2	0.5	6.4	1.8
Financial charges, net and other	8.7	5.4	25.5	9.8
Less:
Operations, maintenance and administrative expenses and financial charges from Tuscarora	(2.2)	-	(7.1)	-
Partnership costs	8.7	5.9	24.8	11.6

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Third Quarter 2007

Partnership cash flows for the quarter ended September 30, 2007 were $29.7 million, an increase of $15.5 million, compared to $14.2 million for the same period last year. Cash flows from Tuscarora’s operating activities were $6.2 million for the three months ended September 30, 2007.  The Partnership incurred financing and other costs of $8.7 million in the three months ended September 30, 2007 compared to $5.9 million in the same period last year. Total cash distributions received increased $12.1 million to $32.2 million for the nine months ended September 30, 2007 from $20.1 million for the same period in the prior year primarily due to cash distributions received from Great Lakes.

The acquisition of a 46.45 per cent general partner interest in Great Lakes on February 22, 2007 contributed $17.4 million to cash distributions received in the three months ended September 30, 2007. This was the second cash distribution received by the Partnership from Great Lakes.

Total cash distributions of $14.8 million were received from Northern Border during the third quarter of 2007, of which $5.9 million was due to the acquisition of an additional 20 per cent general partner interest in Northern Border.  The remaining $8.9 million of cash distributions received from Northern Border related to the Partnership’s original 30 per cent general partner interest.  Total cash distributions received from Northern Border during the third quarter of 2007 decreased by $3.5 million compared to the same period in the prior year.

Cash balances of Tuscarora are consolidated by the Partnership effective December 19, 2006 and as a result, the Partnership ceased reporting distributions from Tuscarora after that date. Distributions from Tuscarora for the three months ended September 30, 2006 were $1.8 million. In 2007, Tuscarora’s available operating cash flow has been used to finance the compressor station expansion project in Likely, California and to repay debt.

Partnership costs of $8.7 million for the quarter ended September 30, 2007 compared to $5.9 million in the same period in 2006 increased mainly due to increased financial charges on higher outstanding debt balances to finance the 2006 and 2007 acquisitions.

Nine Months Ended September 30, 2007

Partnership cash flows for the nine months ended September 30, 2007 were $93.5 million, an increase of $42.8 million, compared to $50.7 million for the same period last year. Cash flows from Tuscarora’s operating activities were $14.8 million for the nine months ended September 30, 2007.  The Partnership incurred financing and other costs of $24.8 million in the nine months ended September 30, 2007 compared to $11.6 million in the same period last year. Total cash distributions received increased $41.2 million to $103.5 million for the nine months ended September 30, 2007 from $62.3 million for the same period in the prior year primarily due to cash distributions received from Great Lakes and the Partnership’s additional 20 per cent general partner interest in Northern Border.

The acquisition of a 46.45 per cent general partner interest in Great Lakes on February 22, 2007 contributed $41.0 million of cash distributions received in the nine months ended September 30, 2007. Two cash distributions have been received by the Partnership from Great Lakes.

Total cash distributions of $62.5 million were received from Northern Border during the nine months ended September 30, 2007, of which $25.0 million was due to the acquisition of an additional 20 per cent general partner interest in Northern Border.  The remaining $37.5 million of cash distributions received from Northern Border related to the Partnership’s original 30 per

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

cent general partner interest.  Total cash distributions received from Northern Border during the nine months ended September 30, 2007 increased by $6.4 million compared to the same period in the prior year.

Cash balances of Tuscarora are consolidated by the Partnership effective December 19, 2006 and as a result, the Partnership ceased reporting distributions from Tuscarora after that date. Distributions from Tuscarora for the nine months ended September 30, 2006 were $6.2 million. In 2007, Tuscarora’s available cash flow has been used to finance the compressor station expansion project in Likely, California and to repay debt.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Partnership costs of $24.8 million for the nine months ended September 30, 2007 compared to $11.6 million in the same period in 2006 increased mainly due to increased financial charges on higher outstanding debt balances to finance the 2006 and 2007 acquisitions.

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

2007 Third Quarter Cash Distribution

On October 18, 2007, the Board of Directors of the general partner declared the Partnership’s 2007 third quarter cash distribution. The third quarter cash distribution is payable on November 14, 2007 to unitholders of record as of October 31, 2007. The total cash distribution of $25.3 million will be paid in the following manner: $23.0 million to common unitholders (including $1.3 million to the general partner as holder of 2,035,106 common units and $5.7 million to TransCan Northern Ltd., an indirect wholly-owned subsidiary of TransCanada, as holder of 8,678,045 common units), $1.8 million to the general partner as holder of the incentive distribution rights, and $0.5 million to the general partner in respect of its two per cent general partner interest.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $30.1 million, or 79 per cent, to $68.2 million for the nine months ended September 30, 2007, compared to $38.1 million for the same period in 2006. The increase was primarily due to $41.0 million of cash distributions received from Great Lakes of which $34.3 million were classified as cash flows provided by operating activities, $9.9 million of higher operating cash flows due to the additional ownership interest in Tuscarora, $4.2 million of higher cash distributions received classified as cash flows provided by operating activities from Northern Border, partially offset by $12.3 million of higher interest payments related to higher debt and $3.8 million of operating working capital differences. The increase in cash distributions from Northern Border was primarily due to the

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Partnership’s acquisition of an additional 20 per cent general partner interest. The cash distributions received from Northern Border of $62.5 million and $56.1 million for the nine months ended September 30, 2007 and 2006, respectively, include $44.3 million and $40.1 million classified as distributions in cash flows provided by operating activities in the nine months ended September 30, 2007 and 2006, respectively.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Cash Flows from Investing Activities

Cash used in investing activities was $721.3 million and $294.7 million for the nine months ended September 30, 2007 and 2006, respectively. On February 22, 2007, the Partnership acquired a 46.45 per cent interest in Great Lakes from El Paso Corporation for $733.0 million in cash, subject to certain closing adjustments. In April 2006, the Partnership incurred costs of $297 million plus $10 million in a transaction fee payable to a subsidiary of TransCanada for the acquisition of an additional 20 per cent general partnership interest in Northern Border. The Partnership made equity contributions of $7.5 million and $3.1 million during the nine months ended September 30, 2007 and 2006, respectively, for cash calls issued by Northern Border.

$6.7 million of the cash distributions received from Great Lakes were classified as return of capital for the nine months ended September 30, 2007. $18.2 million and $16.0 million of the cash distributions received from Northern Border were classified as return of capital for the nine months ended September 30, 2007 and 2006, respectively. $nil and $1.3 million of the cash distributions received from Tuscarora were classified as return of capital for the nine months ended September 30, 2007 and 2006, respectively. Distributions received during the nine months ended September 30, 2007 are based on the equity investment financial results from Great Lakes and Northern Border for the nine months ended June 30, 2007.

Tuscarora made capital expenditures of $4.4 million in the nine months ended September 30, 2007 related to the compressor station expansion project in Likely, California.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $663.3 million and $261.3 million for the nine months ended September 30, 2007 and 2006, respectively. The acquisition of a 46.45 per cent general partner interest in Great Lakes was partially financed through a private placement of 17,356,086 common units at $34.57 per common unit for gross proceeds of $600 million. In addition, TC PipeLines GP maintained its two per cent general partner interest in the Partnership by contributing $12.6 million to the Partnership in connection with the private equity placement. The Partnership funded the balance of the total consideration with a draw on its senior credit facility, which was amended and restated in connection with this transaction. The Partnership incurred $1.2 million of costs associated with the amended senior credit facility. The Partnership drew $126 million under the senior credit facility and borrowed $26.5 million under its revolving credit facility.  The Partnership repaid $34.9 million of the outstanding balance on its revolving credit facility and senior notes.

For the nine months ended September 30, 2007, the Partnership paid $61.3 million in cash distributions in the following manner:  $56.0 million to common unitholders (including $3.9 million to the general partner as holder of 2,035,106 common units and $11.3 million to TransCan Northern Ltd., an indirect wholly-owned subsidiary of TransCanada, as holder of 8,678,045 common units), $4.1 million to the general partner as holder of the incentive distribution rights, and $1.2 million to the general partner in respect of its two per cent general partner interest.

Contractual Obligations

The following table summarizes TC PipeLines’ contractual obligations related to long-term debt, operating leases and other long-term obligations as of September 30, 2007:

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

	Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Senior Credit Facility	517.0	-	-	517.0	-
Series A Senior Notes due 2010	56.2	3.3	6.2	46.7	-
Series B Senior Notes due 2010	5.7	0.5	1.1	4.1	-
Series C Senior Notes due 2012	6.8	0.9	1.6	1.6	2.7
Interest payments on Senior Credit Facility (1)	118.0	27.3	55.6	35.1	-
Interest payments on Senior Notes	15.9	4.9	8.7	2.3	-
Operating Leases	0.1	0.1	-	-	-
Commitments (2)	0.1	0.1	-	-	-
Total	$719.8	$37.1	$73.2	$606.8	$2.7

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

The Partnership had $517 million and $397 million outstanding under the Senior Credit Facility at September 30, 2007 and December 31, 2006, respectively. The interest rate on the Senior Credit Facility averaged 5.97 per cent and 6.02 per cent for the three and nine months ended September 30, 2007, respectively. After hedging activity, the interest rate incurred on the Senior Credit Facility averaged 5.66 per cent and 5.81 per cent for the three and nine months ended September 30, 2007, respectively. At September 30, 2007 and December 31, 2006, the interest rates were 6.16 per cent and 6.07 per cent, respectively.

The Partnership has entered into interest rate swaps and options to limit the variability of the interest rate on $400 million of variable-rate borrowings during the period from March 12, 2007 through to maturity dates of May 22, 2009 and December 12, 2011. The Partnership has designated the interest rate swaps and options as cash flow hedges. At September 30, 2007, the fair value of the interest rate swaps and options accounted for as hedges was negative $0.7 million.  The fair value of interest rate swaps has been calculated using period-end market rates.

The Partnership had Series A Senior Secured Notes, Series B Senior Secured Notes and Series C Secured Notes in the amounts of $56.2 million, $5.7 million and $6.8 million outstanding at September 30, 2007 related to Tuscarora, while

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

at December 31, 2006 the Partnership had Series A Senior Secured Notes, Series B Senior Secured Notes and Series C Secured Notes in the amounts of $57.9 million, $6.0 million and $7.2 million, respectively. The Series A Senior Secured Notes bear interest at 7.13 per cent and mature in 2010.  The Series B Senior Secured Notes bear interest at 7.99 per cent and mature in 2010.  The Series C Senior Secured Notes bear interest at 6.89 per cent and are due in 2012.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

The Partnership was in compliance with all financial covenants as of September 30, 2007.

Capital Requirements

On April 30, 2007, Partnership made a contribution of $7.5 million to Northern Border, representing the Partnership’s 50 per cent share of a $15.0 million cash call issued by Northern Border. The funds were used by Northern Border to repay indebtedness.

During the nine months ended September 30, 2007, Tuscarora incurred $4.4 million of capital expenditures related to its compressor station expansion in Likely, California.  These capital expenditures were funded with operating cash flows.

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

Debt of Great Lakes

The following table summarizes Great Lakes’ debt outstanding as of September 30, 2007:

		Payments Due by Period
(millions of dollars)	Total	Less than 1 year	Long-term portion

8.74% series Senior Notes due 2007 to 2011	50.0	10.0	40.0
9.09% series Senior Notes due 2012 to 2021	100.0	-	100.0
6.73% series Senior Notes due 2009 to 2018	90.0	-	90.0
6.95% series Senior Notes due 2019 to 2028	110.0	-	110.0
8.08% series Senior Notes due 2021 to 2030	100.0	-	100.0
Total	$450.0	$10.0	$440.0

Great Lakes is required to comply with certain financial, operational and legal covenants.  Under the most restricted covenants in the Senior Note Agreements, approximately $242.0 million of Great Lakes’ partners’ capital is restricted as to distributions as of September 30, 2007.  In addition, Great Lakes is required to maintain a minimum consolidated tangible net worth of

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

$175 million.  At September 30, 2007, Great Lakes was in compliance with all of its financial covenants.

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

TC PipeLines, LP

Debt and Credit Facilities of Northern Border

The following table summarizes Northern Border’s debt and credit facilities outstanding as of September 30, 2007:

		Payments Due by Period
(millions of dollars)	Total	Less than 1 year	Long-term portion

$250 million credit agreement (a)	160.0	-	160.0
7.75% senior notes due 2009	200.0	-	200.0
7.50% senior notes due 2021	250.0	-	250.0
Total	$610.0	$-	$610.0

(a)  Northern Border is required to pay a facility fee of 0.05% on the principal commitment amount of its credit agreement.

On April 27, 2007, Northern Border entered into a $250 million amended and restated revolving credit agreement (the “2007 Credit Agreement”) with certain financial institutions. The 2007 Credit Agreement was used to refinance the outstanding indebtedness under Northern Border’s $175 million revolving credit agreement dated as of May 16, 2005 and was used to repay all of the $150 million of its 6.25 per cent Senior Notes due May 1, 2007. The 2007 Credit Agreement can also be used to finance permitted acquisitions, pay related fees and expenses, issue letters of credit and provide for ongoing working capital needs and for other general business purposes, including capital expenditures.

Northern Border may, at its option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under its 2007 Credit Agreement by an aggregate amount not to exceed $100 million, provided that lenders are willing to commit additional amounts. At Northern Border’s option, the interest rate on the outstanding borrowings may be the lenders’ base rate or LIBOR plus a spread that is based on Northern Border’s long-term unsecured credit ratings. The 2007 Credit Agreement permits Northern Border to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border is required to pay a facility fee of 0.05 per cent based on the principal amount of the commitment of $250 million. The term of the agreement is five years, with options for two one-year extensions.  At September 30, 2007, amounts outstanding under the 2007 Credit Agreement were $160 million at an average interest rate of 5.71 per cent.

Under the 2007 Credit Agreement, Northern Border is required to comply with certain financial, operational and legal covenants. Upon any breach of these covenants, amounts outstanding under the 2007 Credit Agreement may become immediately due and payable.  At September 30, 2007, Northern Border was in compliance with all of its financial covenants.

In August 2007, Northern Border entered into a zero cost interest rate collar agreement (the “Collar Agreement”) to limit the variability of the interest rate on $140 million of variable-rate borrowings during the period from October 30, 2007 through October 30, 2009.  Northern Border has designated the Collar Agreement as a cash flow hedge.  At September 30, 2007, Northern Border’s balance sheet reflected an unrealized loss of approximately $0.6 million with a corresponding decrease to accumulated other comprehensive income (loss) related to the changes in fair value of the Collar Agreement since inception.

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

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TC PipeLines, LP

TC PipeLines is exposed to market risk through changes in interest rates. The Partnership does not have any material foreign exchange risks. TC PipeLines’ interest rate exposure results from its Senior Credit Facility, which is subject to variability in LIBOR interest rates. At September 30, 2007, TC PipeLines had $517 million outstanding on its Senior Credit Facility. If LIBOR interest rates change by one per cent compared to the rates in effect as of September 30, 2007, the Partnership’s interest expense for the nine months ended September 30, 2007 would have changed by $0.9 million net of hedging activity. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of September 30, 2007.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we record financial instruments on the balance sheet as assets and liabilities based on fair value. We estimate the fair value of financial instruments using available market information and appropriate valuation techniques. Changes in financial instruments’ fair value are recognized in earnings unless the instrument qualifies as a hedge under SFAS No. 133 and meets specific hedge accounting criteria. Qualifying financial instruments’ gains and losses may offset the hedged items’ related results in earnings for a fair value hedge or be deferred in accumulated other comprehensive income for a cash flow hedge.

The Partnership uses derivatives to assist in managing its exposure to interest rate risk. The fair value of interest rate derivatives has been calculated using period-end market rates. At September 30, 2007, the fair value of the Partnership’s interest rate swaps accounted for as hedges was negative $0.7 million. The notional amount hedged was $400 million. The interest rate swaps are structured such that the cash flows match those of the Senior Credit Facility from March 12, 2007 through to maturity dates of May 22, 2009 and December 12, 2011.

Northern Border utilizes both fixed- and variable-rate debt and is exposed to market risk due to the floating interest rates under its 2007 Credit Agreement. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk. Northern Border maintains a significant portion of its debt at fixed rates to reduce its sensitivity to interest rate fluctuations. As of September 30, 2007, 74 per cent of Northern Border’s outstanding debt was at fixed rates. If interest rates hypothetically increased one per cent on Northern Border’s variable-rate borrowings outstanding of $160 million at September 30, 2007, its annual interest expense would increase by approximately $1.6 million.

In August 2007, Northern Border entered into a Collar Agreement to limit the variability of the interest rate on $140 million of variable-rate borrowings during the period from October 30, 2007 through October 30, 2009.

Great Lakes and Tuscarora utilize fixed-rate debt; therefore, they are not exposed to market risk due to floating interest rates.

The Partnership is also influenced by the same factors that influence our pipeline assets. None of our pipeline assets own any of the natural gas they transport; therefore, they do not assume any of the related natural gas commodity price risk.

The state of Minnesota currently requires Great Lakes to pay use tax on the value of the shipper provided compressor fuel burned in its Minnesota compressor engines.  Great Lakes is subject to primarily commodity price volatility and some volume volatility in determining the amount of use tax

PART I.  FINANCIAL INFORMATION (Continued)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Concluded)

TC PipeLines, LP

owed.  If natural gas prices changed by $1 per mmbtu, Great Lakes’ annual use tax expense would change by approximately $750 million.

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

Acquisition of Tuscarora

On December 19, 2006, the Partnership acquired an additional 49 per cent interest in Tuscarora, increasing the Partnership’s interest in Tuscarora to 98 per cent. As at September 30, 2007, the Partnership has substantially completed integrating Tuscarora’s transactions into the Partnership’s existing internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

TC PipeLines, LP

The following new or modified risk factor should be read in conjunction with the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A, “Risk Factors” in our quarterly report on Form 10-Q for the first quarter of 2007:

Risks Inherent in Our Business

Our pipeline assets’ operations are subject to operational hazards and unforeseen interruptions, which could adversely affect their business and for which they may not be adequately insured.

Our pipeline assets’ operations are subject to all of the risks and hazards typically associated with the operation of a natural gas transportation pipeline system. Operating risks include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes, and the performance of pipeline facilities below expected levels of capacity and efficiency. Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, the collision of equipment with our pipeline assets’ facilities (which may occur if a third party were to perform excavation or construction work near our pipeline assets’ facilities), and catastrophic events such as explosions, fires, earthquakes, floods or other similar events beyond our control. It is also possible that our pipeline assets’ infrastructure facilities could be direct targets or indirect casualties of an act of terrorism. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred, and interruptions to the operation of our pipeline assets, for short or extended durations, caused by such an event, could reduce revenues generated by them and increase expenses, thereby impairing their ability to meet their obligations. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.

PART II.  OTHER INFORMATION (Continued)

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

PART II.  OTHER INFORMATION (Continued)

ITEM 6.  EXHIBITS (Continued)

TC PipeLines, LP

*10.10	Operating Agreement between Great Lakes Gas Transmission Limited Partnership and Great Lakes Gas
Transmission Company, dated April 5, 1990. (Exhibit 10.10 to TC PipeLines, LP’s Form 10-Q filed April 30, 2007).

PART II.  OTHER INFORMATION (Continued)

ITEM 6.  EXHIBITS (Continued)

TC PipeLines, LP

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

PART II.  OTHER INFORMATION (Concluded)

ITEM 6.  EXHIBITS (Concluded)

TC PipeLines, LP

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

TC PipeLines, LP
(a Delaware Limited Partnership)

	By:	TC PipeLines GP, Inc., its general partner

	By:	/s/ Russell K. Girling
Date: November 2, 2007		Russell K. Girling
Chairman, Chief Executive Officer and Director
TC PipeLines GP, Inc. (Principal Executive Officer)

	By:	/s/ Amy W. Leong
Date: November 2, 2007		Amy W. Leong
Controller
TC PipeLines GP, Inc. (Principal Financial Officer)