Form 10-Q
period 2008-08-05
TC PIPELINES LP
filed 2008-08-05
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Yes [   ]                      No [X]

As of August 5, 2008, there were 34,856,086 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

Glossary
The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

ANR ……………………………......	ANR Pipeline Company
Bcf/d……………………………......	Billion cubic feet per day
Bison……………………………......	Bison Pipeline Project
DCF……………………………........	Discounted cash flow
Dth/d……………………………......	Dekatherms per day
FASB…………………………..........	Financial Accounting Standards Board
FERC…………………………..........	Federal Energy Regulatory Commission
GAAP…………………………........	U.S. generally accepted accounting principles
Great Lakes……………………........	Great Lakes Gas Transmission Limited Partnership
GTN……………………………........	Gas Transmission Northwest Corporation
LIBOR…………………………........	London Interbank Offered Rate
MLP……………………………........	Master Limited Partnership
MMcf/d……………………….........	Million cubic feet per day
NOPR………………………….........	Notice of Proposed Rulemaking
Northern Border……………….......	Northern Border Pipeline Company
Our pipeline systems………….......	Great Lakes, Northern Border and Tuscarora
Partnership…………………............	TC PipeLines, LP and its subsidiaries
REX East…………………………...	Eastern segment of the Rockies Express Pipeline
REX West…………………………..	Western segment of the Rockies Express Pipeline
ROE……………………………........	Return on equity
SEC…………………………….........	Securities and Exchange Commission
SFAS…………………………..........	Statement of Financial Accounting Standards
TC Pipelines………………………..	TC PipeLines, LP and its subsidiaries
TCNB………………………….........	TransCanada Northern Border Inc.
TransCanada…………………........	TransCanada Corporation and its subsidiaries
Tuscarora………………………......	Tuscarora Gas Transmission Company
U.S……………………………..........	United States of America
WCSB…………………………........	Western Canada Sedimentary Basin

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements

TC PipeLines, LP
Consolidated Statement of Income

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars except per common unit amounts)	2008	2007	2008	2007

Equity income from investment in Great Lakes (Note 2)	13.8	13.1	32.4	20.1
Equity income from investment in Northern Border (Note 3)	8.7	10.3	28.2	28.1
Transmission revenues	8.2	6.7	15.1	13.6
Operating expenses	(2.3)	(2.2)	(4.5)	(4.2)
Depreciation	(1.7)	(1.5)	(3.3)	(3.1)
Financial charges, net and other	(7.5)	(8.7)	(15.1)	(16.8)
Net income	19.2	17.7	52.8	37.7

Net income allocation
Common units	16.4	15.6	47.4	34.6
General partner	2.8	2.1	5.4	3.1
	19.2	17.7	52.8	37.7

Net income per common unit (Note 6)	$0.47	$0.45	$1.36	$1.16

Weighted average common units outstanding (millions)	34.9	34.9	34.9	29.8

Common units outstanding, end of the period (millions)	34.9	34.9	34.9	34.9

Consolidated Statement of Comprehensive Income

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2008	2007	2008	2007

Net income	19.2	17.7	52.8	37.7
Other comprehensive income/(loss)
Change associated with hedging transactions (Note 9)	11.9	5.9	(0.4)	4.7
Change associated with hedging transactions of investees	1.9	(0.1)	0.3	(0.4)
	13.8	5.8	(0.1)	4.3
Total comprehensive income	33.0	23.5	52.7	42.0

See accompanying notes to the consolidated financial statements.

TC PipeLines, LP
Consolidated Balance Sheet

(unaudited)
(millions of dollars)	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and short-term investments	1.1	7.5
Accounts receivable and other	3.6	4.2
	4.7	11.7
Investment in Great Lakes (Note 2)	717.8	721.1
Investment in Northern Border (Note 3)	521.1	541.9
Plant, property and equipment (net of $65.0 million accumulated depreciation, 2007 - $61.7 million)	136.4	134.1
Goodwill	81.7	81.7
Other assets	1.7	2.1
	1,463.4	1,492.6

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
Bank indebtedness	-	1.4
Accounts payable	2.0	4.8
Accrued interest	2.2	3.0
Current portion of long-term debt (Note 5)	4.5	4.6
	8.7	13.8
Other long-term liabilities	10.3	9.9
Long-term debt (Note 5)	544.6	568.8
	563.6	592.5
Partners' Equity
Common units	892.1	892.3
General partner	19.1	19.1
Accumulated other comprehensive loss	(11.4)	(11.3)
	899.8	900.1
	1,463.4	1,492.6

Subsequent events (Note 12)

See accompanying notes to the consolidated financial statements.

TC PipeLines, LP
Consolidated Statement of Cash Flows

(unaudited)	Six months ended June 30,
(millions of dollars)	2008	2007

CASH GENERATED FROM OPERATIONS
Net income	52.8	37.7
Depreciation	3.3	3.1
Amortization of other assets	0.2	0.2
Non-controlling interests	-	0.1
Increase in long-term liabilities	0.1	-
Equity allowance for funds used during construction	(0.2)	-
(Increase)/decrease in operating working capital (Note 10)	(4.4)	0.3
	51.8	41.4

INVESTING ACTIVITIES
Return of capital from Great Lakes (Note 2)	3.3	3.5
Return of capital from Northern Border (Note 3)	21.2	19.6
Investment in Great Lakes (Note 2)	-	(736.3)
Investment in Northern Border (Note 3)	-	(7.5)
Capital expenditures	(5.4)	(3.5)
Other assets	-	(1.1)
	19.1	(725.3)

FINANCING ACTIVITIES
Distributions paid	(53.0)	(36.2)
Equity issuances, net	-	607.0
Long-term debt issued	-	141.0
Long-term debt repaid (Note 5)	(24.3)	(24.4)
	(77.3)	687.4

(Decrease)/increase in cash and short-term investments	(6.4)	3.5
Cash and short-term investments, beginning of period	7.5	4.6

Cash and short-term investments, end of period	1.1	8.1

Interest payments made	14.3	15.9

See accompanying notes to the consolidated financial statements.

TC PipeLines, LP
Consolidated Statement of Changes in Partners’ Equity

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Loss (1)	Partners' Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)

Partners' equity at December 31, 2007	34.9	892.3	19.1	(11.3)	34.9	900.1
Net income	-	47.4	5.4	-	-	52.8
Distributions paid	-	(47.6)	(5.4)	-	-	(53.0)
Other comprehensive loss	-	-	-	(0.1)	-	(0.1)

Partners' equity at June 30, 2008	34.9	892.1	19.1	(11.4)	34.9	899.8

(1) Based on interest rates at June 30, 2008, the amount of losses related to cash flow hedges reported in accumulated other comprehensive income that will be reclassified to net income in the next 12 months is $3.6 million, which will be offset by a reduction to interest expense of a similar amount.

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

The preparation of financial statements in conformity with United States of America (U.S.) generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates. In the opinion of management, these consolidated financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial results for the interim periods presented.

The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our annual report on Form 10-K for the year ended December 31, 2007. Certain comparative figures have been reclassified to conform to the current period’s presentation.

Note 2                      Investment in Great Lakes
On February 22, 2007, we acquired a 46.45 per cent partner interest in Great Lakes Gas Transmission Limited Partnership (Great Lakes). On the same day, a wholly-owned subsidiary of TransCanada Corporation (TransCanada) acquired 100 per cent ownership of the operator of Great Lakes. Great Lakes is regulated by the Federal Energy Regulatory Commission (FERC).

We use the equity method of accounting for our interest in Great Lakes. Great Lakes had no undistributed earnings for either the six months ended June 30, 2008 or the period February 23, 2007 to June 30, 2007.

The following tables contain summarized financial information of Great Lakes:

Summarized Consolidated Great Lakes Income Statement
				For the period
			Six months	February 23
(unaudited)	Three months ended June 30,		ended June 30,	to June 30,
(millions of dollars)	2008	2007	2008	2007
Transmission revenues	67.5	66.2	147.2	96.6
Operating expenses	(13.7)	(15.3)	(28.8)	(21.4)
Depreciation	(14.6)	(14.5)	(29.2)	(20.4)
Financial charges, net and other	(8.2)	(8.0)	(16.4)	(11.4)
Michigan business tax	(1.3)	-	(3.0)	-
Net income	29.7	28.4	69.8	43.4

Summarized Consolidated Great Lakes Balance Sheet
(unaudited)	June 30,	December 31,
(millions of dollars)	2008	2007
Assets
Cash and short-term investments	52.2	32.0
Other current assets	45.4	55.5
Plant, property and equipment, net	945.4	969.2
	1,043.0	1,056.7
Liabilities and Partners' Equity
Current liabilities	44.1	50.7
Deferred credits	0.4	0.4
Long-term debt, including current maturities	440.0	440.0
Partners' capital	558.5	565.6
	1,043.0	1,056.7

Note 3                      Investment in Northern Border
We own a 50 per cent general partner interest in Northern Border Pipeline Company (Northern Border). Effective April 1, 2007, TransCanada Northern Border Inc. (TCNB), a wholly-owned subsidiary of TransCanada, became the operator of Northern Border. Northern Border is regulated by the FERC.

We use the equity method of accounting for our interest in Northern Border. Northern Border had no undistributed earnings for the six months ended June 30, 2008 and 2007.

The following tables contain summarized financial information of Northern Border:

Summarized Northern Border Income Statement
(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2008	2007	2008	2007
Transmission revenues	61.3	68.8	145.1	148.4
Operating expenses	(18.8)	(22.3)	(38.2)	(40.1)
Depreciation	(15.3)	(15.2)	(30.5)	(30.5)
Financial charges, net and other	(9.5)	(10.3)	(19.2)	(20.7)
Net income	17.7	21.0	57.2	57.1

Summarized Northern Border Balance Sheet
(unaudited)	June 30,	December 31,
(millions of dollars)	2008	2007
Assets
Cash and short-term investments	17.3	22.9
Other current assets	28.1	39.8
Plant, property and equipment, net	1,407.3	1,428.3
Other assets	26.9	23.9
	1,479.6	1,514.9
Liabilities and Partners' Equity
Current liabilities	48.8	53.4
Deferred credits and other	9.3	8.1
Long-term debt, including current maturities	626.4	615.3
Partners' equity
Partners' capital	799.0	840.5
Accumulated other comprehensive loss	(3.9)	(2.4)
	1,479.6	1,514.9

Note 4                      Investment in Tuscarora
As of December 31, 2007, we acquired the remaining two per cent general partner interest in Tuscarora Gas Transmission Company (Tuscarora), thereby making it a wholly-owned subsidiary. Tuscarora is operated by TCNB and is regulated by the FERC.

We use the consolidation method of accounting for our investment in Tuscarora.

The following tables contain summarized financial information of Tuscarora:

Summarized Tuscarora Income Statement
(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2008	2007	2008	2007
Transmission revenues	8.2	6.7	15.1	13.6
Operating expenses	(1.1)	(1.3)	(2.3)	(2.5)
Depreciation	(1.7)	(1.5)	(3.3)	(3.1)
Financial charges, net and other	(1.1)	(1.2)	(2.0)	(2.4)
Net income	4.3	2.7	7.5	5.6

Summarized Tuscarora Balance Sheet
(unaudited)	June 30,	December 31,
(millions of dollars)	2008	2007
Assets
Cash and short-term investments	-	6.1
Other current assets	7.5	2.6
Plant, property and equipment, net	136.4	134.1
Other assets	0.4	0.6
	144.3	143.4
Liabilities and Partners' Equity
Current liabilities	1.8	6.1
Long-term debt, including current maturities	64.1	66.4
Partners' capital	78.4	70.9
	144.3	143.4

Summarized Tuscarora Cash Flow Statement
(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2008	2007	2008	2007
Cash flows provided by operating activities	4.1	3.2	10.1	8.9
Cash flows used in investing activities	(3.9)	(2.5)	(7.9)	(3.7)
Cash flows used in financing activities	(0.2)	(2.4)	(8.3)	(2.4)
(Decrease)/increase in cash and short-term investments	-	(1.7)	(6.1)	2.8
Cash and short-term investments, beginning of period	-	7.4	6.1	2.9
Cash and short-term investments, end of period	-	5.7	-	5.7

Note 5                      Credit Facility and Long-Term Debt
(unaudited)	June 30,	December 31,
(millions of dollars)	2008	2007

Senior Credit Facility	485.0	507.0
7.13% Series A Senior Notes due 2010	52.9	54.5
7.99% Series B Senior Notes due 2010	5.3	5.5
6.89% Series C Senior Notes due 2012	5.9	6.4
	549.1	573.4

The interest rate on the Senior Credit Facility averaged 3.44 per cent for the three months ended June 30, 2008 (2007 - 6.00 per cent), while for the six months ended June 30, 2008 the interest rate on the Senior Credit Facility averaged 4.24 per cent (2007 – 6.04 per cent). After hedging activity, the interest rate incurred on the Senior Credit Facility averaged 5.02 per cent for the three months ended June 30, 2008 (2007 – 5.72 per cent) and 5.15 per cent for the six months ended June 30, 2008 (2007 – 5.43 per cent). Prior to hedging activities, the interest rate was 3.28 per cent at June 30, 2008 (December 31, 2007 – 5.62 per cent). At June 30, 2008, we were in compliance with our financial covenants.

Annual maturities of the long-term debt are as follows: 2008 - $2.3 million; 2009 - $4.4 million; 2010 - $53.5 million; 2011 - $485.8 million; and, thereafter - $3.1 million.

Note 6                      Net Income per Common Unit
Net income per common unit is computed by dividing net income, after deduction of the general partner’s allocation, by the weighted average number of common units outstanding. The general partner’s allocation is equal to an amount based upon the general partner’s two per cent interest, plus an amount equal to incentive distributions. Incentive distributions are received by the general partner if quarterly cash distributions on the common units exceed levels specified in the partnership agreement. Net income per common unit was determined as follows:

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars except per unit amounts)	2008	2007	2008	2007
Net income	19.2	17.7	52.8	37.7
Net income allocated to general partner
General partner interest	(0.3)	(0.4)	(1.0)	(0.8)
Incentive distribution income allocation	(2.5)	(1.7)	(4.4)	(2.3)
	(2.8)	(2.1)	(5.4)	(3.1)
Net income allocable to common units	16.4	15.6	47.4	34.6
Weighted average common units outstanding (millions)	34.9	34.9	34.9	29.8
Net income per common unit	$0.47	$0.45	$1.36	$1.16

Note 7                      Cash Distributions
For the three and six months ended June 30, 2008, we distributed $0.70 and $1.365 per common unit (2007 – $0.65 and $1.25 per common unit). The distributions for the three and six months ended June 30, 2008 included incentive distributions to the general partner of $2.5 million and $4.4 million (2007 - $1.7 million and $2.3 million).

Note 8                      Related Party Transactions
The Partnership does not have any employees. The management and operating functions are provided by the general partner. The general partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the general partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. Total costs charged to the Partnership by the general partner were $0.6 million and $1.1 million for the three and six months ended June 30, 2008 (2007 - $0.5 million and $0.9 million).

TCNB became the operator of Northern Border effective April 1, 2007. The operator of Great Lakes became a wholly-owned subsidiary of TransCanada through TransCanada’s acquisition of Great Lakes Gas Transmission Company on February 22, 2007. TCNB also became the operator of Tuscarora, as part of the December 19, 2006 acquisition of an additional 49 per cent general partner interest in Tuscarora. TransCanada and its affiliates provide capital and operating services to Great Lakes, Northern Border and Tuscarora (together, “our pipeline systems”). TransCanada and its affiliates incur costs on behalf of our pipeline systems, including, but not limited to, employee benefit costs, property and liability insurance costs, and transition costs. Total costs charged to our pipeline systems during the three and six months ended June 30, 2008 and 2007 by TransCanada and its affiliates and amounts owed to TransCanada and its affiliates at June 30, 2008 and December 31, 2007 are summarized in the following tables:

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2008	2007	2008	2007(1)

Costs charged by TransCanada and its affiliates:
Great Lakes	7.9	12.9	15.2	17.0
Northern Border	9.2	7.5	16.0	7.5
Tuscarora	0.9	0.8	2.0	0.9
Impact on the Partnership's net income:
Great Lakes	3.7	6.0	7.1	7.9
Northern Border	3.1	3.8	6.4	3.8
Tuscarora	0.9	0.8	2.0	0.9

(1) The amounts disclosed for Great Lakes are for the period February 23 to June 30, 2007. The amounts disclosed for Northern Border are for the period April 1 to June 30, 2007.

(unaudited)	June 30,	December 31,
(millions of dollars)	2008	2007

Amount owed to TransCanada and its affiliates:
Great Lakes	5.7	1.9
Northern Border	4.8	3.0
Tuscarora	0.6	3.5

Great Lakes earns transportation revenues from TransCanada and its affiliates under fixed price contracts with remaining terms ranging from one to ten years. Great Lakes earned $37.9 million of transportation revenues under these contracts for the three months ended June 30, 2008 (2007 - $35.2 million). This amount represents 56 per cent of total revenues earned by Great Lakes for the three months ended June 30, 2008 (2007 - 53 per cent). $17.6 million of this transportation revenue is included in our equity income from Great Lakes for the three months ended June 30, 2008 (2007 - $16.4 million).

Great Lakes earned $68.2 million of transportation revenues from TransCanada and its affiliates for the six months ended June 30, 2008 (February 23, 2007 to June 30, 2007 - $49.1 million). This amount represents 46 per cent of total revenues earned by Great Lakes for the six months ended June 30, 2008 (February 23, 2007 to June 30, 2007 - 51 per cent). $31.7 million of this transportation revenue is included in our equity income from Great Lakes for the six months ended June 30, 2008 (February 23, 2007 to June 30, 2007 - $22.8 million). At June 30, 2008, $14.1 million is included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2007 - $10.0 million).

In June 2008, in connection with the Des Plaines Project, Northern Border and ANR Pipeline Company (ANR), a wholly-owned subsidiary of TransCanada, have entered into an Interconnect Agreement, which provides that Northern Border will reimburse ANR for the cost of the interconnect facilities to be owned by ANR. In June, Northern Border paid ANR $0.5 million and it is estimated that additional costs to complete the interconnect will be $0.1 million. Northern Border will be responsible for the final costs to construct the interconnect and any difference between the final actual costs and the estimated amounts paid will be remitted by or refunded to Northern Border.

Note 9                      Derivative Financial Instruments
The interest rate swaps and options are structured such that the cash flows match those of the Senior Credit Facility. The notional amount hedged was $475.0 million at June 30, 2008 (December 31, 2007 - $400.0 million). At June 30, 2008, the fair value of the interest rate swaps and options accounted for as hedges was negative $10.2 million (December 31, 2007 – negative $9.8 million). Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). Under SFAS 157, these financial assets and liabilities that are recorded at fair value on a recurring basis are categorized into one of three categories based upon a fair value hierarchy. We have classified all of our derivative financial instruments as level II where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. During the three and six months ended June 30, 2008, we recorded interest expense of $2.0 million and $2.3 million in regards to the interest rate swaps and options. In 2007, we recorded interest income of $0.4 million for the three and six months ended in regards to the interest rate swaps and options.

Note 10                      Changes in Operating Working Capital
(unaudited)	Six months ended June 30,
(millions of dollars)	2008	2007

Decrease/(increase) in accounts receivable and other	0.6	(0.7)
Decrease in bank indebtedness	(1.4)	-
Decrease in accounts payable	(2.8)	(0.8)
Decrease/(increase) in accrued interest	(0.8)	1.8
	(4.4)	0.3

Note 11                      Accounting Pronouncements
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

Note 12                    Subsequent Events
On July 22, 2008, the Board of Directors of the general partner declared the Partnership’s second quarter 2008 cash distribution in the amount of $0.705 per common unit, payable on August 14, 2008, to unitholders of record on July 31, 2008. The cash distribution represents an increase over the previous quarter of $0.005 per common unit, or $0.02 per unit per annum, to an indicated annual cash distribution of $2.82 per common unit.

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

These statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions. Certain factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include:

•	the ability of Great Lakes Gas Transmission Limited Partnership (Great Lakes) and Northern Border Pipeline Company (Northern Border) to continue to make distributions at their current levels;
•	the impact of unsold capacity on Great Lakes and Northern Border being greater or less than expected;
•	competitive conditions in our industry and the ability of our pipeline systems to market pipeline capacity on favorable terms, which is affected by:
o	future demand for and prices of natural gas;
o	competitive conditions in the overall natural gas and electricity markets;
o	availability of supplies of Canadian and United States (U.S.) natural gas;
o	the oversupply of natural gas in the Mid-continent market;
o	availability of additional storage capacity and current storage levels;
o	weather conditions;
o	competitive developments by Canadian and U.S. natural gas transmission companies, including the construction of REX East to Clarington, Ohio; and
o	development of newly discovered natural gas plays such as the Horn River and Montney shale gas plays in Western Canada, the Louisiana Haynesville shale gas play, and the Marcellus shale gas play in West Virginia, Pennsylvania, and New York.
•	the Alberta (Canada) government’s decision to implement a new royalty regime effective January 2009 may affect the amount of exploration and drilling in the Western Canada Sedimentary Basin (WCSB);
•	obtaining commercial support for the Bison Pipeline Project and whether or not Northern Border proceeds with the project;
•	the decision by TransCanada to advance the Pathfinder Project;
•
the successful completion, timing, cost, scope and future financial performance of expansion projects could differ materially from our expectations due to availability of contractors or equipment, weather, difficulties or delays in obtaining regulatory approvals or denied applications, land owner opposition, the lack of adequate materials, labor difficulties or shortages, expansion costs that are higher than anticipated and numerous other factors beyond our control;

•	performance of contractual obligations by customers of our pipeline systems;
•	the imposition of state income taxes on partnerships;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	the impact of current and future laws, rulings and governmental regulations, particularly Federal Energy Regulatory Commission (FERC) regulations, on us and our pipeline systems;
•	our ability to control operating costs; and
•	prevailing economic conditions, including conditions of the capital and equity markets and our ability to access these markets.

Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. Please also read Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and Item 1A. “Risk Factors” of this report for the quarter ended June 30, 2008. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. The forward-looking statements and information is made only as of the date of the filing of this report, and except as required by applicable law, we undertake no obligation to update these forward-looking statements and information to reflect new information, subsequent events or otherwise.

The following discusses the results of operations and liquidity and capital resources of TC PipeLines, along with those of Great Lakes, Northern Border and Tuscarora Gas Transmission Company (Tuscarora), (together “our pipeline systems”), as a result of the Partnership’s ownership interests.

The following discussion and analysis should be read in conjunction with our 2007 Annual Report on Form 10-K and the unaudited financial statements and notes thereto included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. All amounts are stated in U.S. dollars.

PARTNERSHIP OVERVIEW

TC PipeLines, LP was formed in 1998 as a Delaware limited partnership by TransCanada PipeLines Limited, a wholly-owned subsidiary of TransCanada Corporation (collectively referred to herein as TransCanada), to acquire, own and participate in the management of energy infrastructure assets in North America. Our strategic focus is on delivering stable, sustainable cash distributions to our unitholders and finding opportunities to increase cash distributions while maintaining a low risk profile.

TC PipeLines, LP and its subsidiaries are collectively referred to herein as “TC PipeLines” or “the Partnership.” In this report, references to “we”, “us” or “our” collectively refer to TC PipeLines or the Partnership. The general partner of the Partnership is TC PipeLines GP, Inc., a wholly-owned subsidiary of TransCanada.

We own a 46.45 per cent partner interest in Great Lakes, which we acquired on February 22, 2007 from El Paso Corporation. The other 53.55 per cent general partner interest in Great Lakes is held by TransCanada.

We own a 50 per cent general partner interest in Northern Border, while the other 50 per cent interest is held by ONEOK Partners, L.P., a publicly traded limited partnership that is controlled by ONEOK, Inc.

As of December 31, 2007, we acquired the remaining two per cent general partner interest in Tuscarora, thereby making it our wholly-owned subsidiary.

Our general partner interests in Great Lakes, Northern Border and Tuscarora represent our only material assets at June 30, 2008. As a result, we are dependent upon our pipeline systems for all of our available cash. Our pipeline systems derive their operating revenue from transportation of natural gas.

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

Supply and Demand of Natural Gas

Our pipeline systems depend upon the WCSB for the majority of the natural gas that they transport. Overall flows out of the WCSB were lower for the first and second quarters of 2008 as compared to the same periods last year, due mainly to a decrease in production and an increase in demand in Canada.  WCSB exports are expected to be lower for the remainder of the year.  Factors which may mitigate declines related to WCSB production in the future include strengthening gas prices, continued clarification of the Alberta Royalty Regime to take effect January 1, 2009 as it affects natural gas production, and announcements regarding potential natural gas supply discoveries in the Horn River and Montney shale gas plays in Western Canada. The decline in WCSB flows has negatively impacted Northern Border during the second quarter of 2008; however, the decline in Canadian exports did not negatively impact Great Lakes. Great Lakes’ annual contracts and demand for transportation to storage locations in Michigan and Ontario have maintained flows on Great Lakes' system in the second quarter. Any reduction in the amount of available supply for Canadian export is an overall negative development for all U.S. pipelines that import natural gas from Canada, but the impact on our pipeline systems will depend upon competitive factors and prevailing market conditions.

The Western segment of the Rockies Express Pipeline (REX West) to Audrain County, Missouri went into full service in May 2008. REX West has had a minimal impact on Great Lakes; however, it has caused excess natural gas supply from the Rockies Basin into the Mid-Continent market, which is the market served by Northern Border.  Consequently, there is less demand for WCSB supply in the Mid-Continent market. Prevailing market conditions and increasing competitive factors in North America, including REX, has caused Northern Border to experience a reduction in its revenues due to lower capacity sales and greater discounting of its rates. These factors will continue to impact Northern Border’s ability to market its available capacity at least through the end of the summer and potentially the remainder of the year. It is anticipated that increased winter demand will dampen the impact of REX West deliveries into the Mid-Continent that has saturated supply in Northern Border’s market region.

The Eastern segment of the Rockies Express Pipeline (REX East) is planned to extend from Missouri to Ohio. The partial in-service and full in-service of REX East planned for the end of the year and the middle of 2009, respectfully, should improve the competitive position of Canadian supply with Mid-Continent sourced gas, potentially mitigating some of the excess supply in the Mid-Continent market. The REX East segment will compete in some of Great Lakes’ markets, but will also potentially create demand for Great Lakes' transportation of natural gas from REX East seeking access to and from storage locations in Michigan.

There are many proposed natural gas pipeline projects that, if built, would impact the markets served by our pipeline systems. TransCanada has proposed to build a 500-mile natural gas pipeline from the Rockies supply basin connecting to Northern Border’s pipeline in Morton County, North Dakota (Pathfinder Project) with a proposed capacity of 1.2 billion cubic feet per day (Bcf/d) and an anticipated in-service date of late 2010. TransCanada is currently reviewing bids received during its binding open season for capacity and evaluating expressed interest in potential ownership of the project by potential shippers. The Pathfinder Project, if built, would provide Northern Border’s shippers with another supply source and should increase demand for Northern Border’s transportation. Should either or both the Pathfinder or Bison pipelines be built, it will significantly diversify Northern Border’s natural gas supply sources and provide another transportation source for shippers to export natural gas supply from the Rockies basin. Please see the Recent Developments disclosure in this section for information on Bison.

The replacement of below normal natural gas storage inventories in Canada and the U.S. has reduced demand for transportation services on Northern Border. However, reduced storage inventories increased demand for Great Lakes’ transportation, as customers used Great Lakes’ transportation to access and fill storage locations adjacent to its pipeline in the last quarter.

Great Lakes’ future transportation values have continued to increase throughout this year, partially due to the increase in TransCanada tolls, and partially because of strong spread values between Alberta and Dawn. As a result, Great Lakes has achieved maximum tariff rates on new and renewed contracts for the next two years for long haul and short haul capacity.

Discoveries of new gas fields, such as the Horn River Basin and Montney gas plays in Western Canada may increase the amount of Canadian natural gas available for export. In a recent non-binding open season conducted by TransCanada to gauge interest for new natural gas transportation service connecting the Horn River and Montney areas to its Alberta System, TransCanada received requests for gas transmission service exceeding one Bcf/d for each area by 2012. These gas plays, the development of the Louisiana Haynesville shale gas play and the discovery of the Marcellus shale gas play in West Virginia, Pennsylvania, and New York in the U.S. will affect competitive factors and market conditions in the natural gas industry.

Contracting

Great Lakes’ average contracted capacity was 99 per cent of its design capacity for the quarter ended June 30, 2008 (2007 – 98 per cent). For the six months ended June 30, 2008, Great Lakes’ average contracted capacity was 106 per cent compared to design capacity (period of March 1, 2007 to June 30, 2007 - 102 per cent). Great Lakes renewed several contracts for multiple years at maximum tariff rates for long haul capacity. In July 2008, Great Lakes sold all of its available long haul capacity beginning November 1, 2008 for one year at maximum rates. Great Lakes continues to market its limited available short haul capacity. At June 30, 2008, 98 per cent of capacity was contracted on a firm basis for the remainder of the year and the weighted average remaining life of firm transportation contracts was 2.3 years.

Northern Border’s average contracted capacity was 74 per cent of its design capacity for the quarter ended June 30, 2008 (2007 - 83 per cent). For the six months ended June 30, 2008, Northern Border’s average contracted capacity was 90 per cent compared to design capacity (2007 - 93 per cent). At June 30, 2008, approximately 70 per cent of Northern Border’s design capacity was contracted on a firm basis for the remainder of the year and the weighted average remaining contract life of firm transportation contracts was 1.0 year.

RECENT DEVELOPMENTS

Northern Border

Bison Pipeline Project (Bison) – On April 4, 2008, Northern Border announced that its wholly-owned subsidiary, Bison Pipeline LLC, was conducting a binding open season for potential shippers to request firm pipeline capacity on a proposed new pipeline system. Bison is continuing to accept bids for potential shippers to request firm pipeline capacity on the proposed project. The economic viability of Bison will be determined by final binding shipper commitment volumes and rates, and updated construction cost estimates and risks for the project. Should this project be built, it will provide another transportation source for Northern Border shippers to export natural gas supply from the Rockies basin.

It is anticipated that Bison will consist of approximately 289 miles of 24-inch diameter pipeline, compression and related facilities, originating at the natural gas gathering facilities of Fort Union Gas Gathering, L.L.C. and Bighorn Gas Gathering, LLC near Dead Horse, Wyoming. The pipeline would extend in a northeasterly direction to its terminus in Morton County, North Dakota near Northern Border’s Compressor Station No. 6. The initial capacity of Bison is anticipated to be approximately 400 million cubic feet per day (MMcf/d) with a maximum capacity of 660 MMcf/d. However, the ultimate capacity of the pipeline will be determined by the level of binding shipper commitments. The projected in-service date for Bison is November 15, 2010. It is estimated that this project will cost approximately $498 million. This cost is dependent on the design capacity of the project, and final construction and material costs. The resulting transportation rates and potential revenue are dependent upon the actual design and cost of the project and shipper demand for the project, which may be affected by competition from other proposed pipeline projects to transport natural gas from the Rockies basin. While the 1.2 Bcf/d Pathfinder Project could negatively impact the viability of the 400 MMcf/d Bison project, the increase in volumes would be positive to Northern Border in addition to other potential growth opportunities. Bison continues to engage in regulatory, environmental and engineering activities to advance the project.

Des Plaines Project – In February 2008, Northern Border filed with the FERC to construct, own and operate interconnect facilities, including a 1,600 horsepower compressor facility near Joliet, Illinois. It is estimated that the Des Plaines Project will cost approximately $17 million. In June 2008, the FERC issued its environmental assessment report for the Des Plaines Project and no comments were filed during the comment period. A certificate order by FERC authorizing construction of the Des Plaines Project was received on July 25, 2008. It is expected the facilities will be placed into service by the end of this year.

Tuscarora

Compressor Station Expansion Project – Tuscarora’s compressor station expansion project to support Sierra Pacific Power Company’s Tracy Combined Cycle Power Plant went into service on April 1, 2008, with a final cost within the original cost estimate. The new contract, with a term of 22-1/2 years, of 40,000 Dekatherms per day (Dth/d) will generate approximately $5.8 million of annual revenue.

REGULATORY DEVELOPMENTS

Composition of Proxy Groups for Rates of Return Determinations – On July 19, 2007, the FERC issued a policy statement proposing to update its standards regarding the composition of proxy groups for determining the appropriate returns on equity (ROE) for natural gas and oil pipelines, which is used by pipelines to establish rates for services. On April 17, 2008, the FERC issued a policy statement (2008 Policy Statement) that allows master limited partnerships (MLPs) to be included in a proxy group used to determine a pipeline’s ROE. The 2008 Policy Statement is effective immediately and provides that there should be no cap on the level of distributions included in the current Discounted Cash Flow (DCF) methodology for MLPs, but there should be an adjustment to the long-term growth rate used to calculate DCF for an MLP (halving the long-term GDP factor which has a one-third weighting in the total growth rate computation in the DCF methodology).

The impact of applying this new policy to our pipeline systems will not be known until one of our pipeline systems files a rate case.

Promotion of a More Efficient Capacity Release Market Docket No. RM08-1 – On June 19, 2008, FERC issued a Final Rule to modify capacity release regulations (Capacity Release Final Rule). The Capacity Release Final Rule, in addition to other items, allows market-based pricing for short-term capacity releases by shippers through a permanent lifting of the maximum rate cap on short-term capacity releases (of one year or less terms). The Capacity Release Final Rule was effective July 30, 2008.

Implementation of the Capacity Release Final Rule is not expected to have a significant impact on our pipeline systems.

RESULTS OF OPERATIONS OF TC PIPELINES

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions with respect to values or conditions which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2008.

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

	For the three months ended June 30, 2008					For the six months ended June 30, 2008
(unaudited)
(millions of dollars)	PipeLP	TGTC(1)	Other	GLGT(2)	NBPC(3)	PipeLP	TGTC(1)	Other	GLGT(2)	NBPC(3)
Transmission revenues	8.2	8.2	-	67.5	61.3	15.1	15.1	-	147.2	145.1
Operating expenses	(2.3)	(1.1)	(1.2)	(13.7)	(18.8)	(4.5)	(2.3)	(2.2)	(28.8)	(38.2)
	5.9	7.1	(1.2)	53.8	42.5	10.6	12.8	(2.2)	118.4	106.9
Depreciation	(1.7)	(1.7)	-	(14.6)	(15.3)	(3.3)	(3.3)	-	(29.2)	(30.5)
Financial charges, net and other	(7.5)	(1.1)	(6.4)	(8.2)	(9.5)	(15.1)	(2.0)	(13.1)	(16.4)	(19.2)
Michigan business tax	-	-	-	(1.3)	-	-	-	-	(3.0)	-
				29.7	17.7				69.8	57.2
Equity income	22.5	-	-	13.8	8.7	60.6	-	-	32.4	28.2
Net income	19.2	4.3	(7.6)	13.8	8.7	52.8	7.5	(15.3)	32.4	28.2

	For the three months ended June 30, 2007					For the six months ended June 30, 2007
(unaudited)
(millions of dollars)	PipeLP	TGTC(1)	Other	GLGT(2)	NBPC(3)	PipeLP	TGTC(1)	Other	GLGT(2)	NBPC(3)
Transmission revenues	6.7	6.7	-	66.2	68.8	13.6	13.6	-	96.6	148.4
Operating expenses	(2.2)	(1.3)	(0.9)	(15.3)	(22.3)	(4.2)	(2.5)	(1.7)	(21.4)	(40.1)
	4.5	5.4	(0.9)	50.9	46.5	9.4	11.1	(1.7)	75.2	108.3
Depreciation	(1.5)	(1.5)	-	(14.5)	(15.2)	(3.1)	(3.1)	-	(20.4)	(30.5)
Financial charges, net and other	(8.7)	(1.2)	(7.5)	(8.0)	(10.3)	(16.8)	(2.4)	(14.4)	(11.4)	(20.7)
				28.4	21.0				43.4	57.1
Equity income	23.4	-	-	13.1	10.3	48.2	-	-	20.1	28.1
Net income	17.7	2.7	(8.4)	13.1	10.3	37.7	5.6	(16.1)	20.1	28.1

(1) The Partnership owns a 100 per cent general partner interest in Tuscarora Gas Transmission Company (Tuscarora or TGTC) following the acquisition of an additional two per cent interest on December 31, 2007.

(2) The Partnership acquired a 46.45 per cent partner interest in Great Lakes on February 22, 2007.

(3) The Partnership owns a 50 per cent general partner interest in Northern Border. Equity income from Northern Border includes amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the additional 20 per cent acquisition in April 2006.

Second Quarter 2008 Compared with Second Quarter 2007
Net income increased $1.5 million, or 8 per cent, to $19.2 million in the second quarter of 2008, compared to $17.7 million in the second quarter of 2007. This increase was primarily due to higher transmission revenues, lower financial charges, net and other, and increased equity income from Great Lakes, partially offset by decreased equity income from Northern Border.

Equity income from Great Lakes was $13.8 million in the second quarter of 2008, an increase of $0.7 million or 5 per cent, compared to $13.1 million for the same period last year. The increase in equity income was primarily due to decreased operating expenses and increased transmission revenues, partially offset by the Michigan business tax, a partnership level tax that was instituted in 2008. At Great Lakes’ level, operating expenses decreased $1.6 million for the three months ended June 30, 2008 compared to the same period last year primarily due to the elimination of Michigan Single Business Tax and lower property taxes, offset by increased main engine repairs and pipeline integrity costs. Great Lakes’ transmission revenues increased $1.3 million for the three months ended June 30, 2008 compared to the same period last year due primarily to increased short-term revenues due to increased sales of daily transport capacity. Michigan business tax for the three months ended June 30, 2008 was $1.3 million.

Equity income from Northern Border was $8.7 million in the second quarter of 2008, a decrease of $1.6 million or 16 per cent, compared to $10.3 million in the same period last year. The decrease in equity income is primarily due to lower transmission revenues, partially offset by decreased operating expenses and financial charges, net and other. At Northern Border’s level, transmission revenues decreased $7.5 million for the three months ended June 30, 2008 compared to the same period last year due primarily to a decrease in overall volumes sold mainly related to the competition from REX West. Northern Border’s operating expenses decreased $3.5 million for the three months ended June 30, 2008 compared to the same period last year primarily due to a $2.3 million transition related charge in 2007 related to the reimbursement for shared equipment and furnishings, and decreased taxes other than income in 2008. Financial charges, net and other decreased by $0.8 million for the quarter ended June 30, 2008 compared to the same period last year mainly due to lower interest rates.

Tuscarora’s net income was $4.3 million in the second quarter of 2008, an increase of $1.6 million or 59 per cent, compared to $2.7 million in the same period last year. The increase in net income is primarily due to the Likely compressor station expansion project that went into service on April 1, 2008.

Other financial charges, net and other of $6.4 million in the second quarter of 2008, decreased $1.1 million or 15 per cent, compared to $7.5 million in the same period last year. This decrease is caused by lower average debt outstanding and, to a lesser extent, lower interest rates.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
Net income increased $15.1 million, or 40 per cent, to $52.8 million for the six months ended June 30, 2008, compared to $37.7 million in the same period of 2007. This was primarily due to increased equity income from Great Lakes in 2008.

Equity income from Great Lakes was $32.4 million for the six months ended June 30, 2008, an increase of $12.3 million or 61 per cent, compared to $20.1 million for the period February 23 to June 30, 2007. The increase in equity income, which was in line with our expectations, was primarily due to a full first quarter of income contribution in 2008 as compared to 37 days in the first quarter of 2007.  In the first six months of 2008, Great Lakes recorded Michigan business tax of $3.0 million, which is a new partnership level tax that was instituted in 2008. The Partnership’s share of the Michigan business tax was $1.4 million.

Equity income from Northern Border was $28.2 million for the six months ended June 30, 2008, an increase of $0.1 million compared to $28.1 million in the same period of 2007. The increase in equity income was primarily due to decreased operating expenses and decreased financial charges, net and other, offset by decreased transmission revenues. At Northern Border’s level, transmission revenues decreased by $3.3 million in the six months ended June 30, 2008 compared to the same period in 2007. This decrease was primarily due to a decrease in overall volumes sold and a decrease in rates charged mainly related to the competition from REX West. Northern Border’s operating expenses decreased by $1.9 million in the first six months of 2008 compared to the same period last year. This decrease is primarily due to a $2.3 million transition related charge in 2007 related to the reimbursement for shared equipment and furnishings, and decreased taxes other than income, partially offset by increased general and administrative expenses and electric compressor charges. Northern Border’s financial charges, net and other decreased by $1.5 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to lower interest rates.

Tuscarora’s net income was $7.5 million for the six months ended June 30, 2008, an increase of $1.9 million or 34 per cent, compared to $5.6 million in the same period of 2007. This increase is primarily due to the Likely compressor station expansion project that went into service on April 1, 2008 and decreased financial charges, net and other.

Other operating expenses of $2.2 million for the six months ended June 30, 2008 increased by $0.5 million, or 29 per cent, compared to $1.7 million for the same period of 2007. Of this increase, $0.2 million is caused by higher compensation and benefit costs, while the remaining variance is due to timing differences.

Other financial charges, net and other of $13.1 million for the six months ended June 30, 2008 decreased by $1.3 million, or 9 per cent, compared to $14.4 million for the same period of 2007. This decrease relates primarily to lower average debt outstanding and lower interest rates, partially offset by losses on interest rate derivatives over the same period in 2007.

Partnership Cash Flows

The Partnership uses the non-GAAP financial measures ‘Partnership cash flows’ and ‘Partnership cash flows allocated to common units’ as financial performance measures. As the Partnership’s financial performance underpins the availability of cash flows to fund the cash distributions that the Partnership pays to its unitholders, the Partnership believes these are key measures of the available cash flows to its unitholders. The following Partnership cash flows information is presented to enhance investors’ understanding of the way that management analyzes the Partnership’s financial performance. Partnership cash flows and Partnership cash flows allocated to common units are provided as a supplement to financial results and are not meant to be considered in isolation or as substitutes for financial results prepared in accordance with GAAP.

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars except per common unit amounts)	2008	2007	2008	2007
Net Income	19.2	17.7	52.8	37.7
Add:

Cash flows provided by Tuscarora's operating activities	4.1	3.2	10.1	8.9
Cash distributions from Great Lakes	24.1	23.6	35.7	23.6
Cash distributions from Northern Border	26.3	25.5	49.4	47.7
Less:
Tuscarora's net income	(4.3)	(2.7)	(7.5)	(5.6)
Equity income from investment in Great Lakes	(13.8)	(13.1)	(32.4)	(20.1)
Equity income from investment in Northern Border	(8.7)	(10.3)	(28.2)	(28.1)
Partnership cash flows	46.9	43.9	79.9	64.1
Partnership cash flows allocated to general partner(1)	(3.0)	(2.2)	(5.4)	(3.0)
Partnership cash flows allocated to common units	43.9	41.7	74.5	61.1
Cash distributions declared	(27.8)	(25.1)	(55.2)	(50.0)
Cash distributions declared per common unit	$0.705	$0.655	$1.405	$1.305
Cash distributions paid	(27.4)	(24.9)	(53.0)	(36.2)
Cash distributions paid per common unit	$0.700	$0.65	$1.365	$1.25

(1) Partnership cash flows allocated to general partner represents the cash distributions paid to the general partner with respect to its two per cent interest plus an amount equal to incentive distributions.

Second Quarter 2008 Compared with Second Quarter 2007
Partnership cash flows increased $3.0 million, or 7 per cent, to $46.9 million for the second quarter of 2008, compared to $43.9 million for the same period last year. This increase was primarily due to higher cash distributions received from Great Lakes and Northern Border, increased cash flows provided by Tuscarora’s operating activities and lower financial charges, net and other at the Partnership level. Cash distributions from Great Lakes and Northern Border increased by $1.3 million in total for the three months ended June 30, 2008 compared with the same period last year. Cash flows provided by Tuscarora’s operating activities increased by $0.9 million for the quarter ended June 30, 2008 compared with the same period last year primarily due to the financial results from the Likely compressor station expansion project that went into service on April 1, 2008. Costs at the Partnership level decreased by $0.8 million for the quarter ended June 30, 2008 compared with the same period last year primarily due to decreased financial charges, net and other, as a result of lower average debt outstanding and, to a lesser extent, lower interest rates.

During the three months ended June 30, 2008, the Partnership made capital expenditures of $0.9 million related to Tuscarora’s compressor station expansion project in Likely, California compared to $2.9 million for the same period last year. In April 2007, the Partnership made a contribution of $7.5 million to Northern Border, representing the Partnership’s 50 per cent share of a $15.0 million cash call issued by Northern Border. In May 2007, the Partnership reimbursed TransCanada $2.8 million for third party costs related to the Partnership’s acquisition of its interest in Great Lakes.

The Partnership paid distributions of $27.4 million in the second quarter of 2008, an increase of $2.5 million, or 10 per cent, compared to $24.9 million for the same period in the prior year due to increases in quarterly per common unit distribution amounts. We repaid $16.3 million of the outstanding balance on our debt during the second quarter of 2008 compared to net payments of $7.4 million during the same period last year.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
Partnership cash flows increased $15.8 million, or 25 per cent, to $79.9 million for the six months ended June 30, 2008, compared to $64.1 million for the same period last year. This increase was primarily a result of increased cash distributions from Great Lakes and Northern Border, increased cash flows provided by Tuscarora’s operating activities and decreased costs at the Partnership level.

Cash distributions from Great Lakes of $35.7 million for the six months ended June 30, 2008 increased $12.1 million compared to $23.6 million for the same period last year. The increase in cash distributions from Great Lakes is due primarily to a full six months of ownership in 2008 compared to the period of February 23 to June 30 for 2007. Cash distributions from Northern Border increased $1.7 million for the six months ended June 30, 2008 compared to the same period in the prior year due primarily to an increase in net income. Cash flows provided by Tuscarora’s operating activities increased $1.2 million for the six months ended June 30, 2008 compared to the same period in the prior year primarily due to the financial results from the Likely compressor station expansion project that went into service on April 1, 2008. Costs at the Partnership level decreased by $0.8 million for the six months ended June 30, 2008 compared with the same period last year primarily due to decreased financial charges, net and other, as a result of lower average debt outstanding and, to a lesser extent, lower interest rates, slightly offset by increased general and administrative costs.

During the six months ended June 30, 2008, Tuscarora made capital expenditures of $5.4 million related to the compressor station expansion project in Likely, California compared to $3.5 million for the same period last year. In February 2007, the Partnership acquired a 46.45 per cent interest in Great Lakes from El Paso Corporation for $736.3 million in cash. In April 2007, the Partnership made a contribution of $7.5 million to Northern Border, representing the Partnership’s 50 per cent share of a $15.0 million cash call issued by Northern Border.

Distributions paid by us increased $16.8 million, or 46 per cent, to $53.0 million for the six months ended June 30, 2008 compared to $36.2 million for the same period in the prior year. The increase in distributions paid is due to the increase in the number of common units outstanding, in addition to increases in quarterly per common unit distribution amounts. We repaid $24.3 million of the outstanding balance on our debt during the six months ended June 30, 2008. In 2007, net equity issuances provided $607.0 million, including the general partner’s contribution to maintain its two per cent interest, to acquire Great Lakes. The Partnership funded the balance of the acquisition cost with a draw on its senior credit facility.

LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES

Overview

Our principal sources of liquidity include distributions received from our investments in Great Lakes and Northern Border, operating cash flows from Tuscarora and our bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions primarily with operating cash flow. Long-term capital needs may be met through the issuance of long-term debt and/or equity.

The Partnership’s Debt and Credit Facility

The following table summarizes our debt and credit facility outstanding as of June 30, 2008:

	Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	Long-term Portion

Senior Credit Facility	485.0	-	485.0
7.13% Series A Senior Notes due 2010	52.9	3.2	49.7
7.99% Series B Senior Notes due 2010	5.3	0.5	4.8
6.89% Series C Senior Notes due 2012	5.9	0.8	5.1
Total	549.1	4.5	544.6

The interest rate on the Senior Credit Facility averaged 3.44 per cent for the three months ended June 30, 2008 (2007 - 6.00 per cent), while for the six months ended June 30, 2008 the interest rate on the Senior Credit Facility averaged 4.24 per cent (2007 – 6.04 per cent). After hedging activity, the interest rate incurred on the Senior Credit Facility averaged 5.02 per cent for the three months ended June 30, 2008 (2007 – 5.72 per cent) and 5.15 per cent for the six months ended June 30, 2008 (2007 – 5.43 per cent). Prior to hedging activities, the interest rate was 3.28 per cent at June 30, 2008 (December 31, 2007 – 5.62 per cent). At June 30, 2008, we were in compliance with our financial covenants.

Interest Rate Swaps and Options
We use derivatives to assist in managing our exposure to interest rate risk. The interest rate swaps and options are structured such that the cash flows match those of the Senior Credit Facility. The notional amount hedged was $475.0 million at June 30, 2008 (2007 - $400.0 million). At June 30, 2008, the fair value of the interest rate swaps and options accounted for as hedges was negative $10.2 million (December 31, 2007 – negative $9.8 million). Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). Under SFAS 157, these financial assets and liabilities that are recorded at fair value on a recurring basis are categorized into one of three categories based upon a fair value hierarchy. We have classified all our derivative financial instruments as level II where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. During the three and six months ended June 30, 2008, we recorded interest expense of $2.0 million and $2.3 million in regards to the interest rate swaps and options.  In 2007, we recorded interest income of $0.4 million for the three and six months ended in regards to the interest rate swaps and options.

2008 Second Quarter Cash Distribution

On July 22, 2008, the Board of Directors of the general partner declared the Partnership’s 2008 second quarter cash distribution. The second quarter cash distribution will be paid on August 14, 2008 to unitholders of record as of July 31, 2008, totaling $27.8 million and will be paid in the following manner: $24.6 million to common unitholders (including $1.4 million to the general partner as holder of 2,035,106 common units and $6.1 million to TransCan Northern Ltd. as holder of 8,678,045 common units), $2.6 million to the general partner as holder of the incentive distribution rights, and $0.6 million to the general partner in respect of its two per cent general partner interest.

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

Debt of Great Lakes

The following table summarizes Great Lakes’ debt outstanding as of June 30, 2008:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 year	Long-term Portion

8.74% series Senior Notes due 2008 to 2011	40.0	10.0	30.0
9.09% series Senior Notes due 2012 to 2021	100.0	-	100.0
6.73% series Senior Notes due 2009 to 2018	90.0	9.0	81.0
6.95% series Senior Notes due 2019 to 2028	110.0	-	110.0
8.08% series Senior Notes due 2021 to 2030	100.0	-	100.0
Total	440.0	19.0	421.0

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the Senior Note Agreements, approximately $237.0 million of Great Lakes’ partners’ capital was restricted as to distributions as of June 30, 2008. In addition, Great Lakes is required to maintain a minimum consolidated tangible net worth of $154 million. At June 30, 2008, Great Lakes was in compliance with all of its financial covenants.

Debt, Credit Facility and Contractual Obligations of Northern Border

The following table summarizes Northern Border’s debt and credit facility outstanding as of June 30, 2008:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 year	Long-term Portion

7.75% senior notes due 2009	200.0	-	200.0
7.50% senior notes due 2021	250.0	-	250.0
$250 million credit agreement due 2012 (a)	177.0	-	177.0
Total	627.0	-	627.0

(a) Northern Border is required to pay a facility fee of 0.05% on the principal commitment amount of its credit agreement.

As of June 30, 2008, Northern Border had outstanding borrowings of $177.0 million under its $250 million revolving credit agreement and was in compliance with the covenants of the agreement. The weighted average interest rate related to the borrowings on its credit agreement was 3.06 per cent at June 30, 2008.

Interest Rate Collar Agreement
At June 30, 2008, Northern Border’s balance sheet reflected an unrealized loss of approximately $2.6 million with a corresponding increase to accumulated other comprehensive loss related to the changes in fair value of its zero cost interest rate collar agreement (the “Collar Agreement”) since inception. During the three and six months ended June 30, 2008, Northern Border recorded interest expense of $0.5 million and $0.7 million, respectively, under the Collar Agreement. Hedge ineffectiveness had no impact on income for the three and six months ended June 30, 2008.

Contractual Obligations
Northern Border has made commitments totaling approximately $3.2 million in relation to the Des Plaines Project.  See section entitled “Recent Developments” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of this project.

RELATED PARTY TRANSACTIONS

Great Lakes earns transportation revenues from TransCanada and its affiliates under fixed price contracts with remaining terms ranging from one to ten years. Great Lakes earned $37.9 million of transportation revenues under these contracts for the three months ended June 30, 2008 (2007 - $35.2 million). This amount represents 56 per cent of total revenues earned by Great Lakes for the three months ended June 30, 2008 (2007 - 53 per cent). $17.6 million of this transportation revenue is included in our equity income from Great Lakes for the three months ended June 30, 2008 (2007 - $16.4 million).

Great Lakes earned $68.2 million of transportation revenues from TransCanada and its affiliates for the six months ended June 30, 2008 (February 23, 2007 to June 30, 2007 - $49.1 million). This amount represents 46 per cent of total revenues earned by Great Lakes for the six months ended June 30, 2008 (February 23, 2007 to June 30, 2007 - 51 per cent). $31.7 million of this transportation revenue is included in our equity income from Great Lakes for the six months ended June 30, 2008 (February 23, 2007 to June 30, 2007 - $22.8 million). At June 30, 2008, $14.1 million is included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2007 - $10.0 million).

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

INTEREST RATE RISK

Our interest rate exposure results from our Senior Credit Facility, which is subject to variability in London Interbank Offered Rate (LIBOR) interest rates. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk. The notional amount hedged at June 30, 2008 was $475.0 million. The interest rate swaps and options are structured such that the cash flows match those of the Senior Credit Facility. The fair value of interest rate derivatives has been calculated using period-end market rates. At June 30, 2008, the fair value of our interest rate swaps and options accounted for as hedges was negative $10.2 million.

At June 30, 2008, we had $485.0 million outstanding on our Senior Credit Facility. Utilizing the conditions of the interest rate swaps and options, if LIBOR interest rates hypothetically increased by one per cent (100 basis points) compared to the rates in effect as of June 30, 2008, our annual interest expense would have increased and our net income would have decreased by $0.1 million; and if LIBOR interest rates hypothetically decreased by one per cent (100 basis points) compared to the rates in effect as of June 30, 2008, our annual interest expense would have decreased and our net income would have increased by $0.1 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of June 30, 2008.

Northern Border utilizes both fixed-rate and variable-rate debt and is exposed to market risk due to the floating interest rates on its credit facility. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk. As of June 30, 2008, 72 per cent of Northern Border’s outstanding debt was at fixed rates. Northern Border utilizes its Collar Agreement to limit the variability of the interest rate on $140.0 million of variable-rate borrowings.

Utilizing the conditions of the Collar Agreement, if interest rates hypothetically increased one per cent (100 basis points) compared with rates in effect as of June 30, 2008, Northern Border’s annual interest expense would increase and its net income would decrease by approximately $1.8 million; and if interest rates hypothetically decreased one per cent (100 basis points) compared with rates in effect as of June 30, 2008, Northern Border’s annual interest expense would decrease and its net income would increase by approximately $0.4 million.

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

The Partnership does not have any material foreign currency exchange risks.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there has been no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In addition, existing customers may not extend their contracts if the cost of delivered natural gas from other producing regions into the markets served by our pipeline systems is lower than the cost of natural gas delivered by our pipeline systems. Our pipeline systems face increased competition from other pipelines that provide access for our shippers to capacity from the U.S. Rocky Mountain Region. The Rockies Express Pipeline owned by Rockies Express Pipeline LLC is being constructed in three phases and the planned terminus is in Clarington, Ohio. The first phase of The Rockies Express Pipeline (REX East) is completed and currently delivering gas to interconnects in the Midwestern region. The full in-service of REX East in May 2008 has resulted in significant downward pressure on natural gas prices in the Mid-continent Region, and is having a negative impact on demand for Northern Border’s transport and may have an impact on Great Lakes in the future.

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

Our pipeline systems have major expansion and new build projects planned or underway, including Northern Border’s approximate $498 million proposed Bison Pipeline Project and the $17 million Des Plaines Project. A variety of factors outside their control, such as weather, natural disasters, delays in obtaining key materials and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as the performance by third party contractors may result in increased costs or delays in construction. Cost overruns or delays in completing a project could result in reduced transportation rates and liquidated damages to customers, as well as lost revenue opportunities. In addition, we cannot be certain that, if completed, these projects will perform in accordance with our expectations and other areas of our pipeline systems’ businesses may suffer as a result of the diversion of their management’s attention and other resources from their other business concerns. Each of these risks could have a material adverse effect on our results of operations and cash flows.

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

Item 6.         Exhibits

No.                      Description

10.1	Transportation Service Agreement FT9141 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated March 12, 2008.

10.2	Transportation Service Agreement FT9158 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated March 14, 2008.

10.3	Interconnect Agreement between ANR Pipeline Company and Northern Border Pipeline Company, dated June 9, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TC PipeLines, LP
(a Delaware Limited Partnership)
		By:	TC PipeLines GP, Inc., its general partner
Date:	August 5, 2008	By:	/s/ Russell K. Girling Russell K. Girling Chairman, Chief Executive Officer and Director TC PipeLines GP, Inc. (Principal Executive Officer)
Date:	August 5, 2008	By:	/s/ Amy W. Leong Amy W. Leong Controller TC PipeLines GP, Inc. (Principal Financial Officer)