Form 10-Q
period 2010-10-29
TC PIPELINES LP
filed 2010-10-29
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________

Commission File Number:  000-26091

TC PipeLines, LP
(Exact name of registrant as specified in its charter)

Delaware	52-2135448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

717 Texas Street, Suite 2400 Houston, Texas	77002-2761
(Address of principle executive offices)	(Zip code)

877-290-2772
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

As of October 29, 2010, there were 46,227,766 of the registrant’s common units outstanding.

TABLE OF CONTENTS	Page No.

All amounts are stated in United States dollars unless otherwise indicated.

GLOSSARY
The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Alberta Hub	The grouping of gas gathering lines, processing, storage facilities in large scale and also a “liquid” pricing point recognized for trading in Alberta, Canada
ASC	Accounting Standards Codification
CAA	U.S. Environmental Protection Agency’s Clean Air Act
Design capacity	Pipeline capacity available to transport natural gas based on system facilities and design conditions
Enbridge	Enbridge Energy Partners
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
Gas exiting the WCSB
Net of the supply of and demand for natural gas in the WCSB region that is available for transportation to downstream markets; where supply represents WCSB production adjusted for injections into and withdrawals from WCSB storage

General Partner	TC PipeLines GP, Inc.
GHG	Greenhouse gases
GHG Reporting Rule	Mandatory Reporting of Greenhouse Gases Rule
GL Rate Proceeding	FERC investigation into Great Lakes’ rates pursuant to Section 5 of the NGA
GL Settlement	Stipulation and agreement approved by the FERC on July 15, 2010 establishing the terms pursuant to which all matters in the GL Rate Proceeding were resolved
Great Lakes	Great Lakes Gas Transmission Limited Partnership
IDR	Incentive Distribution Rights
LIBOR	London Interbank Offered Rate
MDth/d	Thousand dekatherms per day
MMcf/d	Million cubic feet per day
NAAQS	National Ambient Air Quality Standards
NGA	Natural Gas Act
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Other Pipes	North Baja and Tuscarora
Our pipeline systems	Great Lakes, Northern Border, North Baja and Tuscarora
Partnership	TC PipeLines, LP and its subsidiaries
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
PCB	Polychlorinated biphenyls
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines’ revolving credit and term loan agreement
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America
WCSB	Western Canada Sedimentary Basin
Yuma Lateral	An expansion of the North Baja pipeline from the Mexico/Arizona border to Yuma, Arizona

 PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF INCOME

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars except per common unit amounts)	2010	2009	2010	2009(a)

Equity income from investment in Great Lakes (Note 2)	14.6	13.2	44.0	45.6
Equity income from investment in Northern Border (Note 3)	21.0	10.5	47.8	31.5
Transmission revenues	17.4	17.5	51.8	51.1
Operating expenses	(3.1)	(2.5)	(9.8)	(8.2)
General and administrative	(0.9)	(1.0)	(3.3)	(5.1)
Depreciation	(3.8)	(3.7)	(11.2)	(11.0)
Financial charges, net and other	(6.6)	(6.6)	(19.3)	(22.7)
Net income	38.6	27.4	100.0	81.2

Net income allocation (Note 6)
Common units	37.8	26.8	98.0	66.1
General partner	0.8	0.6	2.0	6.8
	38.6	27.4	100.0	72.9

Net income per common unit (Note 6)	$0.82	$0.65	$2.12	$1.78

Weighted average common units outstanding (millions)	46.2	41.2	46.2	37.0

Common units outstanding, end of the period (millions)	46.2	41.2	46.2	41.2

(a) Recast as discussed in Note 1.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars)	2010	2009	2010	2009

Net income(a)	38.6	27.4	100.0	81.2
Other comprehensive income/(loss)
Change associated with hedging transactions (Note 10)	1.3	(0.1)	5.9	6.3
Change associated with hedging transactions of investees	0.4	0.9	0.4	1.1
	1.7	0.8	6.3	7.4
Total comprehensive income	40.3	28.2	106.3	88.6

(a) Recast as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	7.5	3.1
Accounts receivable and other (Note 11)	7.4	8.6
	14.9	11.7
Investment in Great Lakes (Note 2)	688.7	691.2
Investment in Northern Border (Note 3)	513.5	523.0
Plant, property and equipment
(net of $129.5 accumulated depreciation; 2009 – $118.3)	316.7	318.0
Goodwill	130.2	130.2
Other assets	0.6	1.0
	1,664.6	1,675.1

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	6.9	4.5
Accrued interest	2.3	1.3
Current portion of long-term debt (Note 5)	51.6	53.4
Current portion of fair value of derivative contracts (Note 10)	14.6	12.9
	75.4	72.1
Long-term debt (Note 5)	478.5	487.9
Fair value of derivative contracts and other (Note 10)	4.1	11.6
	558.0	571.6
Partners' Equity
Common units	1,102.5	1,105.6
General partner	23.5	23.6
Accumulated other comprehensive loss	(19.4)	(25.7)
	1,106.6	1,103.5
	1,664.6	1,675.1

Subsequent events (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)	Nine months ended September 30,
(millions of dollars)	2010	2009(a)

CASH GENERATED FROM OPERATIONS
Net income	100.0	81.2
Depreciation	11.2	11.0
Amortization of other assets	0.4	0.3
Increase in long-term liabilities	0.2	0.2
Equity allowance for funds used during construction	(0.2)	(0.1)
Decrease in operating working capital (Note 8)	4.5	2.3
	116.1	94.9

INVESTING ACTIVITIES
Cumulative distributions in excess of equity earnings:
Great Lakes	7.1	8.4
Northern Border	9.9	27.0
Investment in Great Lakes (Note 2)	(4.6)	(0.1)
Investment in Northern Border (Note 3)	-	(42.3)
Acquisition of North Baja, net of cash acquired (Note 4)	-	(271.3)
Capital expenditures	(9.7)	(2.1)
Decrease in investing working capital (Note 8)	0.1	-
	2.8	(280.4)

FINANCING ACTIVITIES
Distributions paid (Note 7)	(103.3)	(86.3)
Equity issuances, net	-	80.0
Long-term debt issued (Note 5)	12.0	208.0
Long-term debt repaid (Note 5)	(23.2)	(7.3)
Due to North Baja's former parent	-	(12.1)
	(114.5)	182.3

Increase/(decrease) in cash and cash equivalents	4.4	(3.2)
Cash and cash equivalents, beginning of period	3.1	8.4

Cash and cash equivalents, end of period	7.5	5.2

Interest payments made	5.6	13.2

(a) Recast as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive (Loss)/Income(a)	Partners' Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)

Partners' equity at December 31, 2009	46.2	1,105.6	23.6	(25.7)	46.2	1,103.5
Net income	-	98.0	2.0	-	-	100.0
Distributions paid	-	(101.2)	(2.1)	-	-	(103.3)
Assets acquired in excess of purchase price (Note 4)	-	0.1	-	-	-	0.1
Other comprehensive income	-	-	-	6.3	-	6.3
Partners' equity at September 30, 2010	46.2	1,102.5	23.5	(19.4)	46.2	1,106.6

(a) The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Based on interest rates at September 30, 2010, the amount of losses related to cash flow hedges reported in accumulated other comprehensive income that will be reclassified to net income in the next 12 months is $14.6 million, which will be offset by a reduction to interest expense of a similar amount.

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

The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

On July 1, 2009, the Partnership acquired a 100 per cent interest in North Baja Pipeline, LLC (North Baja), a Delaware limited liability company, from a wholly-owned subsidiary of TransCanada Corporation. TransCanada Corporation and its subsidiaries are herein collectively referred to as “TransCanada.” The acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of North Baja were recorded at TransCanada’s carrying value and the Partnership’s historical financial information was recast to include the acquired entity for all periods presented. The effect of recasting the Partnership’s consolidated financial statements to account for the common control transaction increased the Partnership’s net income by $8.3 million for the nine months ended September 30, 2009 from amounts previously reported.

NOTE 2                 INVESTMENT IN GREAT LAKES
We own a 46.45 per cent general partner interest in Great Lakes Gas Transmission Limited Partnership (Great Lakes). Great Lakes is regulated by the Federal Energy Regulatory Commission (FERC) and is operated by TransCanada.

We use the equity method of accounting for our interest in Great Lakes. Great Lakes had no undistributed earnings for the nine months ended September 30, 2010 and 2009.

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

As a result of extensive settlement negotiations, on May 21, 2010, Great Lakes filed a stipulation and agreement (the GL Settlement) establishing the terms pursuant to which all matters in the GL Rate Proceeding would be resolved. On June 17, 2010, the Administrative Law Judge certified the GL Settlement as uncontested to the FERC for its approval. On July 15, 2010, the FERC approved the GL Settlement without modification. The settlement was reached among Great Lakes, active participants and the FERC trial staff. As approved, the GL Settlement applies to all current and future shippers on Great Lakes’ system. The GL Settlement did not have a material impact on the Partnership’s earnings and cash flows for the three and nine months ended September 30, 2010.

The Partnership made an equity contribution to Great Lakes of $2.3 million in the first quarter of 2010 and an equity contribution of $2.3 million in the second quarter of 2010. These amounts represents the Partnership’s 46.45 per cent share of a $10.0 million cash call issued by Great Lakes to expand backhaul capacity from St. Clair, Michigan, U.S. to Emerson, Manitoba, Canada.

The following tables contain summarized financial information of Great Lakes:

Summarized Consolidated Great Lakes Balance Sheet

(unaudited)	September 30,	December 31,
(millions of dollars)	2010	2009
Assets
Cash and cash equivalents	-	0.1
Other current assets	83.5	83.0
Plant, property and equipment, net	848.5	873.3
	932.0	956.4
Liabilities and Partners' Equity
Current liabilities	28.9	40.3
Deferred credits	5.0	3.8
Long-term debt, including current maturities	402.0	411.0
Partners' capital	496.1	501.3
	932.0	956.4

Summarized Consolidated Great Lakes Income Statement
	Three months ended September 30,		Nine months ended September 30,
(unaudited)
(millions of dollars)	2010	2009	2010	2009
Transmission revenues	61.9	68.9	197.7	220.4
Operating expenses	(13.3)	(16.5)	(43.1)	(49.6)
Depreciation	(8.0)	(14.7)	(32.4)	(43.9)
Financial charges, net and other	(7.7)	(8.1)	(23.3)	(24.4)
Michigan business tax	(1.4)	(1.3)	(4.1)	(4.4)
Net income	31.5	28.3	94.8	98.1

NOTE 3                 INVESTMENT IN NORTHERN BORDER
We own a 50 per cent general partner interest in Northern Border Pipeline Company (Northern Border). Northern Border is regulated by the FERC and is operated by TransCanada.

We use the equity method of accounting for our interest in Northern Border. Northern Border had no undistributed earnings for the nine months ended September 30, 2010 and 2009.

The following tables contain summarized financial information of Northern Border:

Summarized Northern Border Balance Sheet

(unaudited)	September 30,	December 31,
(millions of dollars)	2010	2009
Assets
Cash and cash equivalents	21.9	16.9
Other current assets	34.3	30.2
Plant, property and equipment, net	1,303.7	1,343.1
Other assets	23.3	24.2
	1,383.2	1,414.4
Liabilities and Partners' Equity
Current liabilities	47.0	38.0
Deferred credits and other	10.6	8.3
Long-term debt, including current maturities	540.6	564.6
Partners' equity
Partners' capital	787.9	806.6
Accumulated other comprehensive loss	(2.9)	(3.1)
	1,383.2	1,414.4

Summarized Northern Border Income Statement
(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars)	2010	2009	2010	2009
Transmission revenues	81.0	65.2	215.9	193.9
Operating expenses	(17.6)	(19.0)	(55.3)	(55.8)
Depreciation	(15.4)	(15.6)	(46.2)	(46.4)
Financial charges, net and other	(5.6)	(9.1)	(17.6)	(27.4)
Net income	42.4	21.5	96.8	64.3

NOTE 4                 ASSET ACQUISITIONS

Yuma Lateral Asset Purchase
At the time of the July 1, 2009 acquisition of North Baja, TransCanada had begun an expansion project of the North Baja pipeline from the Mexico/Arizona border to Yuma, Arizona (Yuma Lateral). The Partnership agreed to acquire the expansion facilities and contracts for an additional sum up to $10.0 million, if TransCanada completed the project by June 30, 2010. On March 5, 2010, the Partnership acquired the expansion facilities and contracts in place at that time for a purchase price of $7.6 million. The Yuma Lateral was placed into service on March 13, 2010. The North Baja acquisition agreement provided that an additional payment of up to $2.4 million be made to TransCanada in the event that any other shippers contracted for services on the Yuma Lateral before June 30, 2010. A potential shipper signed a precedent agreement with North Baja on June 29, 2010 to enter into agreements for service on the Yuma Lateral. Accordingly, an amendment to the acquisition agreement between the Partnership and TransCanada was entered into on June 29, 2010 to allow TransCanada to continue to pursue additional contracts until December 31, 2010. On July 28, 2010, TransCanada secured additional contracts and, as a result, an additional payment of up to $2.4 million will be paid to TransCanada when the facilities associated with the additional contracts go into service which is anticipated in first quarter 2011.

The Yuma Lateral asset purchase was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets acquired were recorded at TransCanada’s carrying value. As the fair value paid for the Yuma Lateral assets of $7.6 million was greater than the $6.1 million recorded as plant, property and equipment, the excess purchase price paid of $1.5 million was recorded as a reduction to Partners’ Equity at March 31, 2010.  Subsequent to March 31, 2010,  TransCanada incurred $1.6 million of additional construction costs to complete the Yuma Lateral. These costs were recorded by North Baja as additions to plant, property and equipment and as a contribution of capital from TransCanada, resulting in an overall contribution of capital from TransCanada in the nine months ended September 30, 2010 in the amount of $0.1 million.

NOTE 5                 CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)	September 30,	December 31,
(millions of dollars)	2010	2009

Senior Credit Facility due 2011	475.0	484.0
7.13% Series A Senior Notes due 2010	46.7	48.2
7.99% Series B Senior Notes due 2010	4.1	4.4
6.89% Series C Senior Notes due 2012	4.3	4.7
	530.1	541.3
Less: current portion of long-term debt	51.6	53.4
	478.5	487.9

The Partnership’s Senior Credit Facility consists of a $475.0 million senior term loan and a $250.0 million senior revolving credit facility, maturing December 2011. At September 30, 2010, there were no amounts drawn under the senior revolving credit facility (December 31, 2009 – $9.0 million) and $475.0 million remained outstanding under the senior term loan (December 31, 2009 – $475.0 million). The interest rate on the Senior Credit Facility averaged 1.04 per cent and 0.94 per cent for the three and nine months ended September 30, 2010 (2009 – 1.01 per cent and 1.62 per cent). After hedging activity, the interest rate incurred on the Senior Credit Facility averaged 4.23 per cent and 4.24 per cent for the three and nine months ended September 30, 2010 (2009 – 3.39 per cent and 4.28 per cent). Prior to hedging activities, the interest rate was 0.84 per cent at September 30, 2010 (December 31, 2009 – 0.97 per cent). At September 30, 2010, the Partnership was in compliance with its financial covenants, in addition to the other covenants, which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The principal repayments required on our long-term debt are as follows:

(unaudited)
(millions of dollars)
2010	51.2
2011	475.8
2012	3.1
530.1

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

Net income per common unit was determined as follows:

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars except per common unit amounts)	2010	2009	2010	2009
Net income(a)	38.6	27.4	100.0	81.2
North Baja's contribution prior to acquisition	-	-	-	(8.3)
Net income allocated to partners(b)	38.6	27.4	100.0	72.9

Net income allocated to general partner:
General partner interest	(0.8)	(0.6)	(2.0)	(1.5)
Incentive distribution income allocation	-	-	-	(5.3)
	(0.8)	(0.6)	(2.0)	(6.8)
Net income allocable to common units	37.8	26.8	98.0	66.1
Weighted average common units outstanding (millions)	46.2	41.2	46.2	37.0
Net income per common unit	$0.82	$0.65	$2.12	$1.78

(a) Recast as discussed in Note 1.

(b) Net income allocated to partners excludes North Baja’s earnings prior to the Partnership’s acquisition of North Baja on July 1, 2009, as the earnings of North Baja prior to that date were allocated to TransCanada and were not allocable to either the general partner or common units.

NOTE 7                 CASH DISTRIBUTIONS
For the three and nine months ended September 30, 2010, the Partnership distributed $0.73 and $2.19 per common unit (2009 – $0.73 and $2.14 per common unit). The distributions paid for the three and nine months ended September 30, 2010 included no incentive distributions to the general partner (2009 – $nil and $5.3 million).

NOTE 8                 CHANGE IN WORKING CAPITAL

(unaudited)	Nine months ended September 30,
(millions of dollars)	2010	2009

Decrease in accounts receivable and other	1.2	4.6
Increase/(decrease) in accounts payable and accrued liabilities	2.4	(1.0)
Increase/(decrease) in accrued interest	1.0	(1.3)
	4.6	2.3
Decrease in investing working capital	0.1	-
Decrease in operating working capital	4.5	2.3

NOTE 9                 RELATED PARTY TRANSACTIONS
The Partnership does not have any employees. The management and operating functions are provided by the general partner. The general partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the general partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the general partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. Total costs charged to the Partnership by the general partner were $0.5 million and $1.5 million for the three and nine months ended September 30, 2010 (2009 – $0.6 million and $1.5 million).

As operator, TransCanada and its affiliates provide capital and operating services to Great Lakes, Northern Border, North Baja and Tuscarora (together, “our pipeline systems”). TransCanada and its affiliates incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Costs charged to our pipeline systems for the three and nine months ended September 30, 2010 and 2009 by TransCanada and its affiliates, and amounts payable to TransCanada and its affiliates at September 30, 2010 and December 31, 2009, are summarized in the following tables:

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars)	2010	2009	2010	2009
Costs charged by TransCanada and its affiliates:
Great Lakes	7.2	8.9	23.0	24.4
Northern Border	4.6	6.3	19.2	19.0
North Baja(a)	1.5	0.5	3.0	2.1
Tuscarora	0.8	0.6	2.7	2.2
Impact on the Partnership's net income:
Great Lakes	2.8	3.4	9.7	10.3
Northern Border	2.9	3.1	9.5	9.1
North Baja(a)	0.8	0.5	2.2	1.8
Tuscarora	0.8	0.5	2.6	1.9

(unaudited)			September 30,	December 31,
(millions of dollars)			2010	2009

Amount payable to TransCanada and its affiliates for costs charged in the period:
Great Lakes			2.3	6.6
Northern Border			1.8	2.6
North Baja			0.6	0.4
Tuscarora			0.5	0.6

 (a) Recast as discussed in Note 1.

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts with fixed prices relative to the recourse rate. The contracts have remaining terms ranging from one to eight years, the weighted average being 2.1 years. Great Lakes earned $39.6 million and $120.0 million of transportation revenues under these contracts for the three and nine months ended September 30, 2010 (2009 – $33.1 million and $105.5 million). These amounts represent 64.0 per cent and 60.7 per cent of total revenues earned by Great Lakes for the three and nine months ended September 30, 2010 (2009 – 48.0 per cent and 47.9 per cent).

Revenue from TransCanada and its affiliates of $18.4 million and $55.8 million are included in the Partnership’s equity income from Great Lakes for the three and nine months ended September 30, 2010 (2009 – $15.4 million and $49.0 million). At September 30, 2010, $13.2 million was included in Great Lakes’ receivables for transportation contracts with TransCanada and its affiliates (December 31, 2009 – $12.9 million).

NOTE 10                      DERIVATIVE FINANCIAL INSTRUMENTS
The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, and accrued interest approximate their fair values because of the short maturity or duration of these instruments, or because the instruments carry a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s long-term debt at September 30, 2010 is $531.4 million (December 31, 2009 – $544.7 million).

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk.

The interest rate swaps and options are structured such that the cash flows match those of the Senior Credit Facility. The notional amount hedged was $375.0 million at September 30, 2010 (December 31, 2009 – $375.0 million). $300.0 million of variable-rate debt is hedged by an interest rate swap through December 12, 2011, where the weighted average fixed interest rate paid is 4.89 per cent. $75.0 million of variable-rate debt is hedged by an interest rate swap through February 28, 2011, where the fixed interest rate paid is 3.86 per cent. In addition to these fixed rates, the Partnership pays an applicable margin in accordance with the Senior Credit Facility.

Financial instruments are recorded at fair value on a recurring basis and are categorized into one of three categories based upon a fair value hierarchy. The Partnership has classified its derivative financial instruments as Level II where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. At September 30, 2010, the fair value of the interest rate swaps accounted for as hedges was negative $17.9 million (December 31, 2009 – negative $23.8 million), of which $14.6 million is classified as a current liability (December 31, 2009 – $12.9 million). The fair value of the interest rate swaps was calculated using the period-end interest rate; therefore, it is expected that this fair value will fluctuate over the year as interest rates change. For the three and nine months ended September 30, 2010, the Partnership recorded interest expense of $4.0 million and $12.3 million on the interest rate swaps and options (2009 – $4.0 million and $10.9 million).

NOTE 11                      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)	September 30,	December 31,
(millions of dollars)	2010	2009
Accounts receivable	6.5	7.4
Inventory	0.7	0.6
Prepayments	0.2	0.5
Other assets	-	0.1
	7.4	8.6

NOTE 12                      SUBSEQUENT EVENTS
On October 20, 2010, the Partnership announced that the board of directors of the general partner declared the Partnership’s third quarter 2010 cash distribution in the amount of $0.75 per common unit, payable on November 12, 2010 to unitholders of record as of the close of business on October 31, 2010.

Great Lakes declared and will pay its third quarter distribution of $39.1 million on November 1, 2010, of which the Partnership will receive its 46.45 per cent share or $18.2 million.

Northern Border declared and will pay its third quarter distribution of $56.4 million on November 1, 2010, of which the Partnership will receive its 50 per cent share or $28.2 million.

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

Forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions, although no assurance can be given that these views will prove to be correct.  Certain factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include:

●	changes in the ability of Great Lakes and Northern Border to continue to make distributions and North Baja and Tuscarora to continue to generate positive operating cash flows at their current levels;
●	the impact of any unsold capacity on Great Lakes and Northern Border being greater or less than expected;
●
competitive conditions in our industry and the ability of our pipeline systems to market pipeline capacity on favorable terms, which is affected by:
○  future demand for and prices of natural gas;
○  level of natural gas basis differentials;
○  competitive conditions in the overall natural gas and electricity markets;
○  availability and relative cost of supplies of Canadian and United States (U.S.) natural gas, including the shale gas resources such as the Horn River and Montney deposits in Western Canada, along with U.S. Rockies, Mid-Continent, and Marcellus gas developments;
○  competitive developments by U.S. and Canadian natural gas transmission companies;
○  the availability of additional storage capacity and current storage levels;
○  the level of liquefied natural gas imports;
○  weather conditions that impact supply and demand; and
○  the ability of shippers to meet creditworthiness requirements;

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

●	the ability of our pipeline systems to identify and/or consummate expansion projects that are accretive growth opportunities for the Partnership;
●	the performance of contractual obligations by customers of our pipeline systems;
●	the imposition of entity level taxation by states on partnerships;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

●	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;
●	the Partnership’s ability to identify and/or consummate accretive growth opportunities from TransCanada Corporation or others;
●	our ability to control operating costs; and
●
general economic conditions in North America, which impact:
○   the debt and equity capital markets and our ability to access these markets at reasonable costs;
○   the overall demand for natural gas by end users; and
○   natural gas prices.

Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. Forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 and those set forth from time to time in our filings with the Securities and Exchange Commission (SEC), which are available through our website at www.tcpipelineslp.com and through the SEC’s website at www.sec.gov. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. All forward-looking statements and information included in this report are based on information available to us on the date of this report, and except as required by applicable law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

To date, our investments have been in interstate natural gas pipeline systems that transport natural gas to a variety of markets in the U.S., Eastern Canada and Mexico. Our pipeline systems derive their operating revenue from the transportation of natural gas. They are regulated by the FERC and are operated by TransCanada. Our investments are summarized in the following table:

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

RECENT DEVELOPMENTS

Yuma Lateral Expansion Acquisition

At the time of the July 1, 2009 acquisition of North Baja, TransCanada had begun an expansion project of the North Baja pipeline from the Mexico/Arizona border to Yuma, Arizona (Yuma Lateral). The Partnership agreed to acquire the expansion facilities and contracts for an additional sum up to $10.0 million, if TransCanada completed the project by June 30, 2010. On March 5, 2010, the Partnership acquired the expansion facilities and contracts in place at that time for a purchase price of $7.6 million. The Yuma Lateral was placed into service on March 13, 2010. The North Baja acquisition agreement provided that an additional payment of up to $2.4 million be made to TransCanada in the event that any other shippers contracted for services on the Yuma Lateral before June 30, 2010. A potential shipper signed a precedent agreement with North Baja on June 29, 2010 to enter into agreements for service on the Yuma Lateral. Accordingly, an amendment to the acquisition agreement between the Partnership and TransCanada was entered into on June 29, 2010 to allow TransCanada to continue to pursue additional contracts until December 31, 2010. On July 28, 2010, TransCanada secured additional contracts and, as a result, an additional payment of up to $2.4 million will be paid to TransCanada when the facilities associated with the additional contracts go into service which is anticipated in first quarter 2011.

FACTORS THAT IMPACT OUR BUSINESS

Our general partner interests in Great Lakes and Northern Border, and our ownership of North Baja and Tuscarora represent our only material assets at September 30, 2010. As a result, we are dependent upon our pipeline systems for our results of operations and all of our available cash. Key factors that impact our business are the cash flows received from our investments and our ability to maintain a strong and balanced financial position. These factors determine our ability to maintain a prudent level of available cash to make distributions to our unitholders, fund future growth, and broaden our asset base in a disciplined and focused manner. Cash flows from our investments are dependent upon the ability of Great Lakes and Northern Border to make distributions to us and of North Baja and Tuscarora to generate positive operating cash flows.

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

Substantially all of the services provided by our pipeline systems are through firm service transportation contracts with a reservation charge to reserve pipeline capacity, regardless of use, for the term of the contract. Contract terms can range from short-term (contracts with a duration up to one year) to long-term (contracts with a minimum one year duration). Over the term of the firm service transportation contracts, the revenues associated with capacity under the contracts are not subject to fluctuations caused by changing supply and demand conditions, competition, and customers.

The following table provides information for our pipeline systems as at October 1, 2010 with respect to the proportion of capacity subscribed under long-term firm contracts and their weighted average remaining contract life as well as the proportion of capacity subscribed under short-term firm contracts. Our North Baja and Tuscarora pipeline systems have little risk of fluctuations in revenues related to supply and demand competition as a result of their strong contracted capacity position under long-term contracts.

		As at October 1, 2010
		Long-Term Contracts (a)		Short-Term Contracts (b)
	Our Ownership Interest	Firm Contracted Capacity (c)	Weighted Average Remaining Contract Life (in Years) (d)	Firm Contracted Capacity (c)

Great Lakes	46.45%	90%	2.1	9%

Northern Border	50%	42%	2.8	58%

North Baja	100%	(e) 60% southbound 81% northbound	15.7	0%

Tuscarora	100%	97%	9.8	0%

(a) Capacity contracted under long-term contracts includes all capacity that was contracted for terms of a minimum of one year.

(b) Capacity contracted under short-term contracts includes all capacity that was contracted for terms up to one year.

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

Natural Gas Supply and Demand

The demand for natural gas in the third quarter was impacted by above normal temperatures which increased the demand for natural gas for electric generation across most of the U.S., with the exception of the West Coast. Despite above normal temperatures, the commodity price of natural gas continues to be tempered by the ongoing impacts of increased production from U.S. shale gas developments, decreased demand for natural gas in North America related to the economic environment, and high levels of natural gas in storage. We expect these pressures on natural gas commodity prices to continue through the remainder of 2010 and into 2011.

The primary source of natural gas transported by our pipeline systems, excluding North Baja, is the WCSB. “Gas exiting the WCSB” is the term we use to represent the net of the supply of and demand for natural gas in the WCSB region. It is dependent upon WCSB natural gas production levels, demand for natural gas in Western Canada, and natural gas storage capacity and demand for natural gas storage injection in Western Canada. The volume of gas exiting the WCSB in the third quarter of 2010 was consistent with the same period in 2009 as reduced production was largely offset by reduced WCSB storage injections. WCSB production is expected to decline for the remainder of 2010 and into 2011 primarily due to the low natural gas pricing environment.

Factors that may support increased WCSB production in the future include strengthening gas prices which would support exploration and development of new fields in Western Canada. Drilling in the WCSB is expected to recover when gas prices stabilize and exploration and development costs become more economical through factors such as more efficient and productive drilling. Over the long term, we expect WCSB natural gas producers will direct significant resources toward development of unconventional resources such as shale gas and coalbed methane. Additional natural gas supply from the Alberta Hub is expected to be available in the future when new pipeline projects associated with the Montney and Horn River shale gas regions in Western Canada are constructed and if the longer term potential associated with the North Slope in Alaska and the proposed development of the Mackenzie Delta in Northern Canada is realized.

Levels of Western Canadian natural gas in storage and U.S. working gas storage levels at the end of the third quarter of 2010 continued to be above five-year average levels. Continued strengthening of the North American economy, decreased natural gas storage inventories resulting from reduced production levels and higher seasonal weather-related demand would positively affect natural gas prices.

North America’s demand for natural gas is expected to rise as the economy returns to growth mode. The relative environmental merits of natural gas versus other carbon-based forms of energy are also expected to increase the demand for natural gas in the longer term.

U.S. natural gas production for the third quarter of 2010 was consistent with the second quarter of 2010. Production from natural gas basins other than the WCSB represents supply competition for WCSB natural gas. Production from individual natural gas basins in North America will depend on factors that include natural gas drilling activity, well production rates, and relative operating costs.

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

Great Lakes

Great Lakes’ average contracted capacity was 98 per cent of its average design capacity for the third quarter of 2010, compared to 100 per cent in the third quarter of 2009. As at October 1, 2010, Great Lakes’ average design capacity was contracted on a firm basis as follows:  90 per cent under long-term contracts with a weighted average remaining contract life of 2.1 years and nine per cent under short-term contracts. Great Lakes is essentially fully contracted through October 2011.

Throughput on Great Lakes’ pipeline system for the third quarter of 2010 increased to 2,173 MMcf/d compared to 1,622 MMcf/d for the same period in 2009 primarily due to increased utilization of long-term firm contracts, which was partially offset by reduced sales of short-term transportation services compared to the same period in 2009.

Changes in throughput related to utilization of long-term firm contracts have a minimal impact on revenue earned from these contracts.

Northern Border

Northern Border’s average contracted capacity was 100 per cent of its design capacity for the third quarter of 2010, compared to 70 per cent for the third quarter of 2009.

Throughput on Northern Border’s pipeline system in the third quarter of 2010 was 2,557 MMcf/d compared to 2,025 MMcf/d in the third quarter of 2009. The increased throughput was primarily due to Northern Border being essentially fully contracted for the third quarter of 2010 due to an improvement in the value of Northern Border’s transportation services in the third quarter of 2010 compared to the same period in 2009. The increased transportation values were related to a reduction in competition from competing gas supply into Northern Border’s market area as a result of new pipeline infrastructure over the past year, combined with the increased demand related to a warmer than normal summer.

As at October 1, 2010, Northern Border’s design capacity was contracted on a firm basis as follows:  42 per cent under long-term contracts with a weighted average remaining life of 2.8 years and 58 per cent under short-term contracts. Northern Border is essentially fully contracted through the end of April 2011.

Competition

There is currently competition among natural gas pipelines for gas exiting the WCSB due to excess pipeline capacity. Factors impacting the competition for gas exiting the WCSB include levels of firm transportation contracts on each pipeline, demand for natural gas in the regions served by each pipeline, and relative transportation values on each pipeline, which are impacted by the transportation rates on each pipeline. The current factors impacting the competition for gas exiting the WCSB include high natural gas storage levels in Eastern Canada, Midwest and California, as well as changes in basis differential for each of the pipelines accessing the WCSB resulting from new pipeline infrastructure placed into service over the past two years.

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

As Great Lakes and Northern Border pipeline systems are essentially fully contracted for the remainder of 2010 and into 2011, we expect that they will have limited revenue and cash flow exposure to competitive factors over this period.

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

On May 21, 2010, Great Lakes filed the GL Settlement establishing the terms pursuant to which all matters in the GL Rate Proceeding would be resolved. On June 17, 2010, the Administrative Law Judge certified the GL Settlement as uncontested to the FERC for its approval. On July 15, 2010, the FERC approved the GL Settlement without modification. The GL Settlement was reached among Great Lakes, active participants and the FERC trial staff. As approved, the GL Settlement applies to all current and future shippers on Great Lakes’ system. We do not expect the GL Settlement to have a material impact on the Partnership’s earnings and cash flows in the context of the current market environment. See “Demand for Transportation Services and Contracting” related to Great Lakes within this section for further details.

Under the terms of the GL Settlement, reservation rates on Great Lakes’ pipeline system were reduced by eight per cent, effective May 1, 2010. In addition, depreciation expense for Great Lakes’ transmission plant decreased from 2.75 per cent to 1.48 per cent per year. Other depreciation rates for the plant either decreased or remained unchanged. Long-haul reservation rates from Great Lakes’ western zone to its eastern zone declined by eight per cent from $0.338 per dekatherm to $0.311 per dekatherm and various short-haul firm paths experienced similar reductions. Rates for interruptible transportation services increased from $0.252 per dekatherm to $0.322 per dekatherm.  All other terms of the settlement were effective May 1, 2010.

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

RESULTS OF OPERATIONS OF TC PIPELINES, LP

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the nine months ended September 30, 2010.

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

	For the three months ended September 30, 2010					For the three months ended September 30, 2009
(unaudited) (millions of dollars)	PipeLP	Other Pipes(a)	Corp(b)	GLGT	NBPC(c)	PipeLP	Other Pipes(a)	Corp(b)	GLGT	NBPC(c)
Transmission revenues	17.4	17.4	-	61.9	81.0	17.5	17.5	-	68.9	65.2
Operating expenses	(3.1)	(3.1)	-	(13.3)	(17.6)	(2.5)	(2.5)	-	(16.5)	(19.0)
General and administrative	(0.9)	-	(0.9)	-	-	(1.0)	-	(1.0)	-	-
	13.4	14.3	(0.9)	48.6	63.4	14.0	15.0	(1.0)	52.4	46.2
Depreciation	(3.8)	(3.8)	-	(8.0)	(15.4)	(3.7)	(3.7)	-	(14.7)	(15.6)
Financial charges, net and other	(6.6)	(1.2)	(5.4)	(7.7)	(5.6)	(6.6)	(1.0)	(5.6)	(8.1)	(9.1)
Michigan business tax	-	-	-	(1.4)	-	-	-	-	(1.3)	-
				31.5	42.4				28.3	21.5
Equity income	35.6	-	-	14.6	21.0	23.7	-	-	13.2	10.5
Net income	38.6	9.3	(6.3)	14.6	21.0	27.4	10.3	(6.6)	13.2	10.5

	For the nine months ended September 30, 2010					For the nine months ended September 30, 2009
(unaudited) (millions of dollars)	PipeLP	Other Pipes(a)	Corp(b)	GLGT	NBPC(c)	PipeLP	Other Pipes(a)	Corp(b)	GLGT	NBPC(c)
Transmission revenues	51.8	51.8	-	197.7	215.9	34.1	34.1	-	220.4	193.9
Operating expenses	(9.8)	(9.8)	-	(43.1)	(55.3)	(5.1)	(5.1)	-	(49.6)	(55.8)
General and administrative	(3.3)	-	(3.3)	-	-	(5.1)	-	(5.1)	-	-
	38.7	42.0	(3.3)	154.6	160.6	23.9	29.0	(5.1)	170.8	138.1
Depreciation	(11.2)	(11.2)	-	(32.4)	(46.2)	(7.2)	(7.2)	-	(43.9)	(46.4)
Financial charges, net and other	(19.3)	(3.2)	(16.1)	(23.3)	(17.6)	(20.9)	(3.3)	(17.6)	(24.4)	(27.4)
Michigan business tax	-	-	-	(4.1)	-	-	-	-	(4.4)	-
				94.8	96.8				98.1	64.3
Equity income	91.8	-	-	44.0	47.8	77.1	-	-	45.6	31.5
Net income	100.0	27.6	(19.4)	44.0	47.8	72.9	18.5	(22.7)	45.6	31.5
North Baja's contribution prior to acquisition(d)	-	-	-	-	-	8.3	8.3	-	-	-
Net income(d)	100.0	27.6	(19.4)	44.0	47.8	81.2	26.8	(22.7)	45.6	31.5

(a) “Other Pipes” includes the results of North Baja and Tuscarora.

(b) “Corp” includes the costs of the Partnership, but excludes the costs of its subsidiaries.

(c) The Partnership owns a 50 per cent general partner interest in Northern Border. Equity income from Northern Border includes the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 per cent acquisition in April 2006.

(d) The acquisition of North Baja from TransCanada on July 1, 2009 was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of North Baja were recorded at TransCanada's carrying value and the Partnership’s historical financial information was recast to include North Baja for all periods presented on a consolidated basis.

Third Quarter 2010 Compared with Third Quarter 2009
Net income increased $11.2 million to $38.6 million in the third quarter of 2010 compared to $27.4 million in the same period in 2009. This increase was primarily due to higher equity income from Northern Border and Great Lakes partially offset by lower net income from Other Pipes.

Equity income from Northern Border was $21.0 million in the third quarter of 2010, an increase of $10.5 million compared to the same period in 2009. The increase in equity income was primarily due to increased transmission revenues and reduced operating expenses and financial charges. Northern Border’s transmission revenues increased $15.8 million primarily due to increased demand for transportation services on Northern Border in the third quarter of 2010 due to a number of factors, including new pipeline infrastructure contributing to a reduction in the level of competing gas supply in the market area making Northern Border’s delivered price of gas more competitive in the market as well as warmer weather in 2010 compared to 2009 contributing to higher demand. Operating expenses decreased $1.4 million in the third quarter of 2010 compared to the same period in 2009 primarily due to decreased administrative costs and property taxes. Financial charges, net and other decreased $3.5 million in the third quarter of 2010 compared to the same period in 2009 primarily due to lower effective interest rates and lower average debt outstanding.

Equity income from Great Lakes was $14.6 million in the third quarter of 2010, an increase of $1.4 million compared to $13.2 million for the same period in 2009. The increase in equity income was primarily due to depreciation rate reductions from the GL Settlement and lower operating expenses, partially offset by decreased transmission revenues. Great Lakes’ transmission revenues for the three months ended September 30, 2010 decreased $7.0 million compared to the same period last year due to lower transportation values and decreased demand for short-term transportation, and the impact of the GL Settlement rates on long-term revenues. Operating and maintenance expenses decreased by $3.2 million compared to the same period in 2009.

Net income from Other Pipes, which includes results from North Baja and Tuscarora, was $9.3 million in the third quarter of 2010, a decrease of $1.0 million compared to the same period in 2009. This decrease was primarily due to higher operating expenses of North Baja including the costs of contracting for capacity on the Gasoducto Bajanorte pipeline in advance of bringing on additional supply expected from the Yuma Lateral in first quarter 2011, as well as higher property taxes.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009
Net income increased $18.8 million to $100.0 million for the nine months ended September 30, 2010 compared to $81.2 million in the same period in 2009. Excluding the contribution from North Baja prior to the acquisition, net income prior to recast increased $27.1 million to $100.0 million for the nine months ended September 30, 2010 compared to $72.9 million in the same period in 2009. This increase was primarily due to increased equity income from Northern Border, net income from North Baja for the first six months of 2010, lower general and administrative costs and lower financial charges at the Partnership level, partially offset by lower equity income from Great Lakes.

Equity income from Northern Border was $47.8 million for the nine months ended September 30, 2010, an increase of $16.3 million compared to the same period in 2009. The increase in equity income was primarily due to increased transmission revenues and reduced financial charges, net and other. Northern Border’s transmission revenues increased $22.0 million for the nine months ended September 30, 2010 due to increased demand for transportation services on Northern Border due to a number of factors, including new pipeline infrastructure contributing to a reduction in the level of competing gas supply in the market area making Northern Border’s delivered price of gas more competitive in the market as well as warmer weather in 2010 compared to 2009 contributing to higher demand. Northern Border’s financial charges, net and other decreased $9.8 million for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to lower effective interest rates and lower average debt outstanding.

Equity income from Great Lakes was $44.0 million for the nine months ended September 30, 2010, a decrease of $1.6 million compared to $45.6 million for the same period in 2009. The decrease in equity income was primarily due to decreased transmission revenues, partially offset by depreciation rate reductions from the GL Settlement and lower operating expenses. Great Lakes’ transmission revenues for the nine months ended September 30, 2010 decreased $22.7 million compared to the same period in 2009 due to lower transportation values, increased utilization of long-term contracts which decreased sales of short-term transportation services and the impact of the GL Settlement rates on long-term revenues. Operating expenses decreased $6.5 million primarily due to lower maintenance costs.

Net income from Other Pipes, which includes results from North Baja and Tuscarora, was $27.6 million for the nine months ended September 30, 2010, an increase of $0.8 million compared to the same period in 2009. Excluding the contribution of $8.3 million from North Baja prior to the acquisition, net income from Other Pipes increased $9.1 million for the nine months ended September 30, 2010. This increase was primarily due to the $10.4 million contribution to net income from North Baja for the six months ended June 30, 2010, partially offset by the increase in operating expenses at North Baja in the third quarter of 2010 including the costs of contracting for capacity on the Gasoducto Bajanorte pipeline in advance of bringing on additional supply expected from the Yuma Lateral in first quarter 2011, as well as higher property taxes.

Costs at the Partnership level were $19.4 million for the nine months ended September 30, 2010, a decrease of $3.3 million compared to the same period in 2009. The decrease was primarily due to costs incurred in the third quarter of 2009 relating to the North Baja acquisition and Incentive Distribution Rights (IDR) restructuring, along with lower financial charges in 2010 resulting from lower effective interest rates and lower average debt outstanding.

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

Non-GAAP Measures
Reconciliations of Net Income to Net Income Prior to Recast and Partnership Cash Flows

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars except per common unit amounts)	2010	2009	2010	2009
Net income(a)	38.6	27.4	100.0	81.2
North Baja's contribution prior to acquisition(a)	-	-	-	(8.3)
Net income prior to recast	38.6	27.4	100.0	72.9
Add:
Cash distributions from Great Lakes(b)	17.4	19.8	51.1	54.0
Cash distributions from Northern Border(b)	19.9	11.8	57.7	58.5
Cash flows provided by North Baja's operating activities	8.2	8.5	22.2	8.5
Cash flows provided by Tuscarora's operating activities	6.9	6.9	18.9	18.9
	52.4	47.0	149.9	139.9
Less:
Equity income from investment in Great Lakes	(14.6)	(13.2)	(44.0)	(45.6)
Equity income from investment in Northern Border	(21.0)	(10.5)	(47.8)	(31.5)
North Baja's net income	(5.1)	(6.2)	(15.5)	(6.2)
Tuscarora's net income	(4.2)	(4.1)	(12.1)	(12.3)
	(44.9)	(34.0)	(119.4)	(95.6)
Partnership cash flows before general partner distributions	46.1	40.4	130.5	117.2
General partner distributions(c)	(0.7)	(0.7)	(2.1)	(7.1)
Partnership cash flows	45.4	39.7	128.4	110.1
Cash distributions declared	(35.4)	(30.7)	(104.2)	(89.2)
Cash distributions declared per common unit(d)	$0.750	$0.730	$2.210	$2.165
Cash distributions paid	(34.4)	(30.7)	(103.3)	(86.3)
Cash distributions paid per common unit(d)	$0.730	$0.730	$2.190	$2.140

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

Third Quarter 2010 Compared with Third Quarter 2009
Partnership cash flows increased $5.7 million to $45.4 million in the third quarter of 2010 compared to $39.7 million in the same period of 2009. This increase was primarily due to an increase in cash distributions from Northern Border of $8.1 million partially offset by decreased cash distributions from Great Lakes of $2.4 million.

The Partnership paid distributions of $34.4 million in the third quarter of 2010, an increase of $3.7 million compared to the same period in 2009, due to an increase in the number of common units outstanding.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009
Partnership cash flows increased $18.3 million to $128.4 million for the nine months ended September 30, 2010 compared to $110.1 million in the same period of 2009. This increase was primarily due to an additional six months of cash flows provided by North Baja’s operating activities of $14.0 million and a decrease of $5.0 million in general partner distributions resulting from the restructuring of IDRs on July 1, 2009. Additionally, Partnership general and administrative costs were lower in 2010 due to costs incurred in the third quarter of 2009 relating to the North Baja acquisition and IDR restructuring, along with lower financial charges in 2010 resulting from lower effective interest rates and lower average debt outstanding. These positive factors were partially offset by decreased cash distributions from Great Lakes and Northern Border of $2.9 million and $0.8 million, respectively.

The Partnership paid distributions of $103.3 million in the nine months ended September 30, 2010, which was an increase of $17.0 million compared to the same period in 2009. This increase was due to an increase in the number of common units outstanding and an increase in the quarterly per common unit distribution amount, partially offset by decreased general partner distributions resulting from the restructuring of the IDRs on July 1, 2009.

Other Cash Flows
On March 5, 2010, the Partnership acquired the Yuma Lateral expansion facilities and contracts in place at that time for a purchase price of $7.6 million. The Yuma Lateral was placed into service on March 13, 2010.

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

Summary of the Partnership’s Contractual Obligations

Yuma Lateral – The North Baja acquisition agreement provided that an additional payment of up to $2.4 million be made to TransCanada in the event that any other shippers contracted for services on the Yuma Lateral before June 30, 2010. A potential shipper signed a precedent agreement with North Baja on June 29, 2010 to enter into agreements for service on the Yuma Lateral. Accordingly, an amendment to the acquisition agreement between the Partnership and TransCanada was entered into on June 29, 2010 to allow TransCanada to continue to pursue additional contracts until December 31, 2010. On July 28, 2010, TransCanada secured additional contracts and, as a result, an additional payment of up to $2.4 million will be paid to TransCanada when the facilities associated with the additional contracts go into service which is anticipated in first quarter 2011.

The Partnership’s Debt and Credit Facility

The following table summarizes the Partnership’s debt and credit facility outstanding as of September 30, 2010:

(unaudited)	Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	Long-term Portion

Senior Credit Facility due 2011	475.0	-	475.0
7.13% Series A Senior Notes due 2010	46.7	46.7	-
7.99% Series B Senior Notes due 2010	4.1	4.1	-
6.89% Series C Senior Notes due 2012	4.3	0.8	3.5
	530.1	51.6	478.5

The Partnership’s Senior Credit Facility consists of a $475.0 million senior term loan and a $250.0 million senior revolving credit facility, maturing December 2011. At September 30, 2010, there were no amounts drawn under the senior revolving credit facility (December 31, 2009 – $9.0 million) and $475.0 million remained outstanding under the senior term loan (December 31, 2009 – $475.0 million). The interest rate on the Senior Credit Facility averaged 1.04 per cent and 0.94 per cent for the three and nine months ended September 30, 2010 (2009 – 1.01 per cent and 1.62 per cent). After hedging activity, the interest rate incurred on the Senior Credit Facility averaged 4.23 per cent and 4.24 per cent for the three and nine months ended September 30, 2010 (2009 – 3.39 per cent and 4.28 per cent). Prior to hedging activities, the interest rate was 0.84 per cent at September 30, 2010 (December 31, 2009 – 0.97 per cent). At September 30, 2010, the Partnership was in compliance with its financial covenants, in addition to the other covenants, which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders. As market conditions dictate, the Partnership intends to refinance this debt with either fixed-rate or variable-rate debt.

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

The interest rate swaps and options are structured such that the cash flows match those of the Senior Credit Facility. The notional amount hedged was $375.0 million at September 30, 2010 (December 31, 2009 – $375.0 million). Financial instruments are recorded at fair value on a recurring basis and are categorized into one of three categories based upon a fair value hierarchy. The Partnership has classified its derivative financial instruments as Level II where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. At September 30, 2010, the fair value of the interest rate swaps accounted for as hedges was negative $17.9 million (December 31, 2009 – negative $23.8 million), of which $14.6 million is classified as a current liability (December 31, 2009 – $12.9 million). The fair value of the interest rate swaps was calculated using the period-end interest rate; therefore, it is expected that this fair value will fluctuate over the year as interest rates change. In the three and nine months ended September 30, 2010, the Partnership recorded interest expense of $4.0 million and $12.3 million on the interest rate swaps and options (2009 – $4.0 million and $10.9 million).

Capital Requirements

2010
The Partnership made an equity contribution of $2.3 million to Great Lakes in the first quarter of 2010 and an equity contribution of $2.3 million in the second quarter of 2010. These amounts represent the Partnership’s 46.45 per cent share of a $10.0 million cash call issued by Great Lakes to expand backhaul capacity from St. Clair, Michigan, U.S. to Emerson, Manitoba, Canada. The Partnership expects to make an equity contribution of $4.7 million to Great Lakes in the fourth quarter of 2010. This represents the Partnership’s 46.45 per cent share of a $10.0 million cash call from Great Lakes to make a scheduled debt repayment and is as a result of a change in Great Lakes’ distribution policy, whereby Great Lakes will fund its debt repayments with cash calls to its partners and make distributions to its partners before deducting amounts for debt repayments.

2011
Northern Border’s distribution policy adopted in 2006 defines minimum equity to total capitalization to be used by its Management Committee to establish the timing and amount of required equity contributions. In accordance with this policy, Northern Border currently estimates an equity contribution in 2011, of which the Partnership’s share would be approximately $60.0 million. The Partnership expects to finance this equity contribution with a combination of debt and operating cash flows.

The Partnership expects to make additional equity contributions totalling $8.8 million to Great Lakes in 2011. This represents the Partnership’s 46.45 per cent share of a $19.0 million cash call from Great Lakes to make a scheduled debt repayment.

To the extent the Partnership has any additional capital requirements with respect to our pipeline systems or makes acquisitions in the future, we expect to fund these requirements with operating cash flows, debt and/or equity.

2010 Third Quarter Cash Distribution

On October 20, 2010, the Partnership announced that the board of directors of the general partner declared the Partnership’s third quarter 2010 cash distribution in the amount of $0.75 per common unit. The third quarter cash distribution, totaling $35.4 million, will be paid on November 12, 2010 to unitholders of record as of the close of business on October 31, 2010 in the following manner: $34.7 million to common unitholders (including $4.3 million to the general partner as holder of 5,797,106 common units and $8.5 million to TransCanada as holder of 11,287,725 common units) and $0.7 million to the general partner in respect of its two per cent general partner interest.

LIQUIDITY AND CAPITAL RESOURCES OF OUR PIPELINE SYSTEMS

Overview

Our pipeline systems’ principal sources of liquidity are cash generated from operating activities, bank credit facilities and equity contributions from their partners. Our pipeline systems have historically funded operating expenses, debt service and cash distributions to partners primarily with operating cash flow. However, starting in fourth quarter 2010, Great Lakes will fund their debt repayments with cash calls to its partners.

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

We believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with their history of consistent cash flow from operating activities, provide a solid foundation to meet their future liquidity and capital resource requirements. The Partnership’s pipeline systems monitor the creditworthiness of their customers and have credit provisions included in their tariffs that allow them to request credit support as circumstances dictate.

Summary of Great Lakes’ Contractual Obligations

The following table summarizes Great Lakes’ debt outstanding as of September 30, 2010:

(unaudited)	Payments Due by Period
(millions of dollars)	Total	Less than 1 year	Long-term Portion

8.74% series Senior Notes due 2010 to 2011	20.0	10.0	10.0
6.73% series Senior Notes due 2011 to 2018	72.0	9.0	63.0
9.09% series Senior Notes due 2012 to 2021	100.0	-	100.0
6.95% series Senior Notes due 2019 to 2028	110.0	-	110.0
8.08% series Senior Notes due 2021 to 2030	100.0	-	100.0
	402.0	19.0	383.0

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the Senior Note Agreements, approximately $216.0 million of Great Lakes’ partners’ capital was restricted as to distributions as of September 30, 2010 (December 31, 2009 – $221.0 million). Current maturities will be funded through cash calls to its partners. As at September 30, 2010, Great Lakes was in compliance with all of its financial covenants.

Summary of Northern Border’s Contractual Obligations

The following table summarizes Northern Border’s debt outstanding as of September 30, 2010:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 year	Long-term Portion

$250 million Credit Agreement due 2012	191.0	-	191.0
6.24% Senior Notes due 2016	100.0	-	100.0
7.50% Senior Notes due 2021	250.0	-	250.0
	541.0	-	541.0

As of September 30, 2010, Northern Border had outstanding borrowings of $191.0 million under its $250.0 million revolving credit agreement and was in compliance with the covenants of the agreement.  The weighted average interest rate related to the borrowings on the credit agreement was 0.75 per cent at September 30, 2010.

RELATED PARTY TRANSACTIONS

Please read Note 9 within Item 1. “Financial Statements” for information regarding related party transactions.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

We are exposed to market risk primarily from interest rate fluctuations. The Partnership and our pipeline systems are also exposed to other risks such as credit risk, liquidity risk, foreign exchange fluctuations and changes to natural gas prices, which we believe are less material to us and our pipeline systems. Our exposure to market risk discussed below includes forward-looking statements and is not necessarily indicative of actual results, which may not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual market conditions.

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

Our interest rate swaps and options are structured such that the cash flows match those of the Senior Credit Facility. The notional amount hedged was $375.0 million at September 30, 2010 (December 31, 2009 – $375.0 million). $300.0 million of variable-rate debt is hedged by an interest rate swap through December 12, 2011, where the weighted average fixed interest rate paid is 4.89 per cent. $75.0 million of variable-rate debt is hedged by an interest rate swap through February 28, 2011, where the fixed interest rate paid is 3.86 per cent. In addition to these fixed rates, the Partnership pays an applicable margin in accordance with the Senior Credit Facility.

At September 30, 2010, the fair value of the interest rate swaps accounted for as hedges was negative $17.9 million (December 31, 2009 – negative $23.8 million), of which $14.6 million is classified as a current liability (December 31, 2009 – $12.9 million). The fair value of the interest rate swaps was calculated using the period-end interest rate; therefore, it is expected that this fair value will fluctuate over the year as interest rates change.

At September 30, 2010, we had $475.0 million (December 31, 2009 – $484.0 million) outstanding on our Senior Credit Facility. Utilizing the conditions of the interest rate swaps, if LIBOR interest rates hypothetically increased by one per cent (100 basis points) compared to the rates in effect at September 30, 2010, our annual interest expense would have increased and our net income would have decreased by $1.0 million; and if LIBOR interest rates hypothetically decreased to zero compared to the rates in effect at September 30, 2010, our annual interest expense would have decreased and our net income would have increased by $1.0 million. These amounts have been determined by considering the impact of the hypothetical interest rates on unhedged debt outstanding as of September 30, 2010.

Northern Border utilizes both fixed-rate and variable-rate debt and is exposed to market risk due to the floating interest rates on its revolving credit facility. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk. As of September 30, 2010, 65 per cent of Northern Border’s outstanding debt was at fixed rates (December 31, 2009 – 62 per cent).

Standard & Poor’s (S&P) issued a report on July 20, 2010 affirming Northern Border’s issuer credit rating at “A-” but revised the outlook to “negative” from “stable.” The negative outlook was based on declining credit metrics, which S&P believes are largely due to declining cash flows from Northern Border’s firm transportation contracts. S&P will consider revising the outlook to “stable” if Northern Border is successful in recontracting capacity such that cash flows improve for a sustained period, or S&P may lower the rating if credit metrics remain weak, which would cause Northern Border’s interest costs to increase.

If interest rates hypothetically increased by one per cent (100 basis points) compared with rates in effect at September 30, 2010, Northern Border’s annual interest expense would increase and its net income would decrease by approximately $1.9 million; and if interest rates hypothetically decreased to zero per cent compared with rates in effect at September 30, 2010, Northern Border’s annual interest expense would decrease and its net income would increase by approximately $0.9 million.

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

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of its contracts with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. At September 30, 2010, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $6.5 million (December 31, 2009 – $7.4 million) and there were no significant amounts past due or impaired.

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. The Partnership has a committed revolving bank line of $250.0 million maturing in December 2011 and as of September 30, 2010, the Partnership had no drawings on this facility, leaving the full $250.0 million available. In addition, Northern Border has a committed revolving bank line of $250.0 million maturing in April 2012 and as of September 30, 2010, $191.0 million was drawn on this facility.

The Partnership does not have any material foreign exchange risks.

Item 4.                      Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, the management of our General Partner, including the Principal Executive Officer and Principal Financial Officer, evaluated as of the end of the period covered by this report the effectiveness of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon and as of the date of the evaluation, the management of our General Partner, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified by the rules and forms and (b) accumulated and communicated to management of our General Partner, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there has been no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks of substantial costs and liabilities are inherent in pipeline operations and each of our pipeline systems may incur additional costs and liabilities in the future as a result of stricter environmental and safety laws, regulations, and enforcement policies and claims for personal or property damages resulting from our pipeline systems’ operations. Moreover, new, stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase our pipeline systems’ compliance costs or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material. For instance, we may be required to obtain and maintain permits and approvals issued by various federal, state and local governmental authorities; limit or prevent releases of materials from our operations in accordance with these permits and approvals; and install pollution control equipment. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

With respect to climate change-related policy, both the U.S. Congress and the EPA are considering widespread monitoring and permitting programs to address climate change.  In December 2009, the EPA finalized two findings regarding six greenhouse gases (GHG) in response to the 2007 U.S. Supreme Court decision in Massachusetts v. EPA, which held that GHG could be determined to be “air pollutants” under the CAA and therefore, regulated under the CAA. On May 13, 2010, the EPA finalized a rule addressing implementation of certain CAA permitting programs for certain existing or future stationary sources of GHG emissions (Tailoring Rule), including engines and turbines located at compressor stations such as those associated with our pipelines.  The Tailoring Rule establishes emissions thresholds and a phased timetable for permitting under the New Source Review Prevention of Significant Deterioration and Title V Operating Permit programs. The Tailoring Rule becomes effective January 2, 2011.

The EPA’s Mandatory Reporting of Greenhouse Gases Rule (GHG Reporting Rule), effective January 1, 2010, requires large sources and suppliers in the United States to monitor and report GHG emissions. The GHG emissions data will be used to inform the development of climate change policy.  On April 12, 2010, the EPA proposed a rule to supplement the GHG Reporting Rule that would require, among other things, the inclusion of certain vented and fugitive GHG emissions from petroleum and natural gas systems (including pipeline transportation of natural gas) to be monitored and reported.  The EPA expects to finalize this rule before the end of 2010 to become effective in 2011.

The ultimate impact to the Partnership related to reporting costs and compliance with the Tailoring Rule and the GHG Reporting Rule remains uncertain but may include permitting complications for existing and new facilities resulting in increased time devoted to permitting, possible installation of new equipment at selected facilities and increased support staff.  Some of our facilities may not be covered by the reporting rule or the Tailoring Rule because GHG emissions are expected to be below the triggering thresholds.

The U.S. Congress is also considering federal legislation to reduce domestic GHG emissions. Both the House of Representatives and Senate are considering a number of proposals to address climate change.  At a regional level, several states have already promulgated measures to reduce emissions of GHGs.

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
10.1
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

10.2
Amended and Restated Revolving Credit and Term Loan Agreement among TC PipeLines, LP, the lenders from time to time party thereto, SunTrust Bank as Administrative Agent, UBS Securities LLC and Royal Bank of Canada, as Co-Documentation Agents, BMO Capital Markets Financing Inc. and the Royal Bank of Scotland PLC, as Co-Syndication Agents, Deutsche Bank AG New York Branch and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Managing Agents, and SunTrust Capital Markets, Inc. as Arranger and Book Manager, dated February 13, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of October 2010.

TC PIPELINES, LP
(A Delaware Limited Partnership)
By its general partner, TC PipeLines, GP, Inc.

By:           /s/ Steven D. Becker
Steven D. Becker
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:           /s/ Robert C. Jacobucci
Robert C. Jacobucci
Controller
TC PipeLines GP, Inc. (Principal Financial Officer)

EXHIBIT INDEX

No.	Description
10.1
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

10.2
Amended and Restated Revolving Credit and Term Loan Agreement among TC PipeLines, LP, the lenders from time to time party thereto, SunTrust Bank as Administrative Agent, UBS Securities LLC and Royal Bank of Canada, as Co-Documentation Agents, BMO Capital Markets Financing Inc. and the Royal Bank of Scotland PLC, as Co-Syndication Agents, Deutsche Bank AG New York Branch and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Managing Agents, and SunTrust Capital Markets, Inc. as Arranger and Book Manager, dated February 13, 2007.

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