Form 10-Q
period 2011-09-30
TC PIPELINES LP
filed 2011-11-01
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

As at October 31, 2011, there were 53,472,766 of the registrant’s common units outstanding.

TABLE OF CONTENTS	Page No.

All amounts are stated in United States dollars unless otherwise indicated.

GLOSSARY

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Acquisitions	The acquisition from TAIL and TC Continental of a 25 percent membership interest in GTN and a 25 percent membership interest in Bison, respectively
Bison	Bison Pipeline LLC
Complainants	NV Energy and the PUCN, collectively
Design capacity	Pipeline capacity available to transport natural gas based on system facilities and design conditions
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
Gas exiting the WCSB
Net of the supply of and demand for natural gas in the WCSB region that is available for transportation to downstream markets; where supply represents WCSB production adjusted for injections into and withdrawals from WCSB storage

General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
GTN Settlement	FERC approval of a Stipulation and Agreement of Settlement for GTN
LIBOR	London Interbank Offered Rate
May 24 Order	FERC order initiating an investigation into Tuscarora’s rates pursuant to Section 5 of the NGA
MDth/d	Thousand dekatherms per day
MMcf/d	Million cubic feet per day
NGA	Natural Gas Act
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
NV Energy	Sierra Pacific Power Company d/b/a NV Energy
Other Pipes	North Baja and Tuscarora
Our pipeline systems	Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora
Partnership	TC PipeLines, LP and its subsidiaries
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
Princeton Lateral Project	Related to a lateral project serving customers in Missouri and Illinois
PUCN	Public Utilities Commission of Nevada
Purchase price	Total purchase price of the acquisition from TAIL and TC Continental of a 25 percent membership interest in GTN and a 25 percent membership interest in Bison, respectively
PHMSA RREI	US Department of Transportation Pipeline and Hazardous Materials Safety Administration Rolls Royce Energy Systems, Inc.
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines’ revolving credit and term loan agreement
TC Continental	TC Continental Pipeline Holdings Inc.
TransCanada	TransCanada Corporation and its subsidiaries
TAIL	TransCanada American Investments Ltd.
TCPL	TransCanada PipeLines Limited
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America
WCSB	Western Canada Sedimentary Basin
Yuma Lateral	An expansion of the North Baja pipeline from the Mexico/Arizona border to Yuma, Arizona

FORWARD-LOOKING STATEMENTS

The statements in this report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “forecast” and other words and terms of similar meaning. The absence of these words, however, does not mean that the statements are not forward-looking.

These statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions. We use “our pipeline systems” when referring to the Partnership’s ownership interests in Great Lakes Gas Transmission Limited Partnership (Great Lakes), Northern Border Pipeline Company (Northern Border), Gas Transmission Northwest LLC (GTN), Bison Pipeline LLC (Bison), North Baja Pipeline, LLC (North Baja) and Tuscarora Gas Transmission Company (Tuscarora). Certain factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include:

●	the ability of Great Lakes and Northern Border to continue to make cash distributions and North Baja and Tuscarora to continue to generate positive operating cash flows at their current levels;
●	the ability of GTN and Bison to make cash distributions at expected levels;
●	the unsold capacity on Great Lakes, Northern Border and GTN being greater or less than expected;
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
o the ability of TransCanada Corporation to obtain approval of the tolls on its Canadian Mainline;
o the availability of additional storage capacity and current storage levels;
o the level of liquefied natural gas imports;
o weather conditions that impact supply and demand; and
o the ability of shippers to meet creditworthiness requirements;

●
the impact of current and future laws, rulings and governmental regulations, particularly the Federal Energy Regulatory Commission (FERC) regulations and rate proceedings and proposed and pending federal legislation in the U.S. and proposed and pending regulations by the U.S. Environmental Protection Agency (EPA) and other regulators in the U.S. on us and our pipeline systems;

●	the outcome of the FERC’s investigation of Tuscarora’s rates and approval of a GTN settlement with shippers;
●	the changes in relative cost structures of natural gas producing basins, such as changes in royalty programs, that may prejudice the development of the WCSB;
●	decisions by other pipeline companies to advance projects that will affect our pipeline systems;
●	the regulatory, financing, construction and operational risks related to construction and operation of interstate natural gas pipelines and additional facilities;
●	our ability and that of our pipeline systems to identify and/or consummate expansion projects and other accretive growth opportunities;

●	the performance of contractual obligations by customers of our pipeline systems;
●	the imposition of entity level taxation by states or the federal government on partnerships;
●	the operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	our ability to control operating costs, including the operations of our pipeline systems; and
●
the general economic conditions in North America, which impact:
o the debt and equity capital markets and our ability to access these markets at reasonable costs; and
o the overall demand for natural gas by end users.

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

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF INCOME

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars except per common unit amounts)	2011	2010	2011	2010

Equity earnings from unconsolidated affiliates(a) (Note 3)	40.4	35.6	116.5	91.8
Transmission revenues	17.6	17.4	52.5	51.8
Operating expenses	(3.4)	(3.1)	(9.9)	(9.8)
General and administrative	(1.2)	(0.9)	(7.8)	(3.3)
Depreciation	(3.7)	(3.8)	(11.4)	(11.2)
Financial charges and other	(9.0)	(6.6)	(20.8)	(19.3)
Net income	40.7	38.6	119.1	100.0

Net income allocation (Note 7)
Common units	39.9	37.8	116.7	98.0
General partner	0.8	0.8	2.4	2.0
	40.7	38.6	119.1	100.0

Net income per common unit (Note 7)	$0.75	$0.82	$2.33	$2.12

Weighted average common units outstanding (millions)	53.5	46.2	50.2	46.2

Common units outstanding, end of the period (millions)	53.5	46.2	53.5	46.2

(a) Includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to September 30, 2011.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars)	2011	2010	2011	2010

Net income(a)	40.7	38.6	119.1	100.0
Other comprehensive income
Change associated with hedging transactions (Note 11)	3.5	1.3	10.4	5.9
Change associated with hedging transactions of investees	-	0.4	-	0.4
	3.5	1.7	10.4	6.3
Total comprehensive income	44.2	40.3	129.5	106.3

(a) Includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to September 30, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	7.3	3.6
Accounts receivable and other (Note 12)	8.9	8.7
	16.2	12.3
Investments in unconsolidated affiliates (Note 3)	1,643.0	1,194.8
Plant, property and equipment
(net of $135.5 accumulated depreciation; 2010 – $133.3)	302.0	312.6
Goodwill	130.2	130.2
Other assets	5.6	0.6
	2,097.0	1,650.5

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	6.2	7.7
Accrued interest	6.1	1.3
Current portion of long-term debt (Note 5)	300.8	483.8
Current portion of fair value of derivative contracts (Note 11)	3.4	13.8
	316.5	506.6
Long-term debt (Note 5)	446.1	30.1
Other liabilities	0.8	1.3
	763.4	538.0
Partners' Equity (Note 6)
Common units	1,310.7	1,104.2
General partner	27.7	23.5
Accumulated other comprehensive loss	(4.8)	(15.2)
	1,333.6	1,112.5
	2,097.0	1,650.5
Subsequent events (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)	Nine months ended September 30,
(millions of dollars)	2011	2010

CASH GENERATED FROM OPERATIONS
Net income	119.1	100.0
Depreciation	11.4	11.2
Amortization of other assets	1.8	0.4
Equity earnings in excess of cumulative distributions:
GTN(a)	(7.1)	-
Bison(a)	(3.7)	-
(Decrease)/increase in long-term liabilities	(0.6)	0.2
Equity allowance for funds used during construction	-	(0.2)
Decrease in operating working capital (Note 9)	3.5	4.5
	124.4	116.1

INVESTING ACTIVITIES
Cumulative distributions in excess of equity earnings:
Great Lakes	7.2	7.1
Northern Border	16.7	9.9
Investment in Great Lakes (Note 3)	(4.3)	(4.6)
Investment in Northern Border (Note 3)	(49.8)	-
Acquisition of GTN and Bison (Note 4)	(538.1)	-
Capital expenditures	(3.2)	(9.7)
Decrease in investing working capital (Note 9)	-	0.1
Other assets	(7.0)	-
	(578.5)	2.8

FINANCING ACTIVITIES
Distributions paid (Note 8)	(112.8)	(103.3)
Equity issuance, net (Notes 4 and 6)	337.6	-
Long-term debt issued (Note 5)	594.4	12.0
Long-term debt repaid (Note 5)	(361.4)	(23.2)
	457.8	(114.5)

Increase in cash and cash equivalents	3.7	4.4
Cash and cash equivalents, beginning of period	3.6	3.1

Cash and cash equivalents, end of period	7.3	7.5

Interest payments made	3.5	5.6

(a) Represents equity earnings from May 3, 2011, date of acquisition, to September 30, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY
(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive (Loss)/Income(a)	Partners' Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)

Partners' equity at December 31, 2010	46.2	1,104.2	23.5	(15.2)	46.2	1,112.5
Net income(b)	-	116.7	2.4	-	-	119.1
Equity issuance, net (Notes 4 and 6)	7.3	330.9	6.7	-	7.3	337.6
Distributions paid	-	(110.5)	(2.3)	-	-	(112.8)
Excess purchase price over net acquired assets (Note 4)	-	(130.6)	(2.6)	-	-	(133.2)
Other comprehensive income	-	-	-	10.4	-	10.4
Partners' equity at September 30, 2011	53.5	1,310.7	27.7	(4.8)	53.5	1,333.6

(a) The Partnership uses derivatives to assist in managing its exposure to interest rate risk.  Based on interest rates at September 30, 2011, the amount of losses related to cash flow hedges reported in accumulated other comprehensive income that will be reclassified to net income within the next 3 months when the debt and associated hedges mature is $3.4 million, which will be offset by a reduction to interest expense of a similar amount.

(b) Includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to September 30, 2011.

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
•
a 25 percent membership interest in Gas Transmission Northwest LLC (GTN), a Delaware limited liability company. GTN owns a 1,353-mile pipeline that transports natural gas from the British Columbia, Canada/Idaho border to a point at the Oregon/California border;

•
a 25 percent membership interest in Bison Pipeline LLC (Bison), a Delaware limited liability company. Bison owns a 303-mile pipeline that transports natural gas from the Powder River Basin in Wyoming to Northern Border’s pipeline system in North Dakota;

•	a 100 percent membership interest in North Baja Pipeline, LLC (North Baja); and
•	a 100 percent general partner interest in Tuscarora Gas Transmission Company (Tuscarora).

The Partnership is managed by its general partner, TC PipeLines GP, Inc. (General Partner), an indirect wholly-owned subsidiary of TransCanada Corporation.  TransCanada Corporation and its subsidiaries are herein collectively referred to as “TransCanada.”  In addition to its aggregate two percent general partner interest in the Partnership, the General Partner owns 5,797,106 common units, together with its general partner interest, representing an effective 12.6 percent interest in the Partnership at September 30, 2011. TransCanada also indirectly holds an additional 11,287,725 common units representing an additional 20.7 percent limited partner interest in the Partnership for a total interest in the Partnership of 33.3 percent at September 30, 2011.

NOTE 2                 SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of Presentation
The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. That report contains a more comprehensive summary of the Partnership's major accounting policies.  In the opinion of management the accompanying unaudited condensed consolidated financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.  Certain items from that Note are repeated or updated below as necessary to assist in understanding these financial statements.

(b)      Acquisitions
On May 3, 2011, the Partnership acquired a 25 percent membership interest in GTN and a 25 percent membership interest in Bison from subsidiaries of TransCanada Corporation (the Acquisitions). The Acquisitions were accounted for as transactions between entities under common control, whereby the equity investments in GTN and Bison were recorded at TransCanada’s carrying values. See Note 4 for additional disclosure regarding the Acquisitions.

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

		Equity Earnings from Unconsolidated Affiliates				Investment in Unconsolidated Affiliates
(unaudited)		Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
(millions of dollars)		2011	2010	2011	2010	2011	2010
Great Lakes	46.45%	14.3	14.6	49.3	44.0	687.1	690.0
Northern Border(a)	50%	19.6	21.0	56.4	47.8	537.9	504.8
GTN(b)	25%	4.7	-	7.1	-	253.0	-
Bison(b)	25%	1.8	-	3.7	-	165.0	-
		40.4	35.6	116.5	91.8	1,643.0	1,194.8

(a) The Partnership owns a 50 percent general partner interest in Northern Border. Equity income from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent acquisition in April 2006.

(b) Represents equity earnings from May 3, 2011, date of acquisition, to September 30, 2011.

Great Lakes
The Partnership made an equity contribution to Great Lakes of $4.2 million in the first quarter of 2011. This amount represents the Partnership’s 46.45 percent share of a $9.0 million cash call from Great Lakes to make a scheduled debt repayment. The Partnership made an additional equity contribution of $4.6 million to Great Lakes on October 28, 2011. This represents the Partnership’s 46.45 percent share of a $10.0 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership recorded no undistributed earnings from Great Lakes for the nine months ended September 30, 2011 and 2010.

The summarized financial information for Great Lakes is as follows:

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars)	2011	2010	2011	2010
Transmission revenues	62.9	61.9	196.4	197.7
Operating expenses	(15.7)	(13.3)	(45.7)	(43.1)
Depreciation and amortization	(8.1)	(8.0)	(24.2)	(32.4)
Financial charges and other	(7.4)	(7.7)	(22.5)	(23.3)
Michigan business tax	(0.9)	(1.4)	2.1	(4.1)
Net income	30.8	31.5	106.1	94.8

(unaudited)	September 30,	December 31,
(millions of dollars)	2011	2010
Assets
Current assets	74.3	83.7
Plant, property and equipment, net	827.5	846.9
Other assets	0.6	0.6
	902.4	931.2
Liabilities and Partners' Equity
Current liabilities	26.8	34.9
Deferred credits	0.4	5.6
Long-term debt, including current maturities	383.0	392.0
Partners' equity	492.2	498.7
	902.4	931.2

Northern Border
Northern Border’s distribution policy adopted in 2006 defines minimum equity to total capitalization to be used by its Management Committee to establish the timing and amount of required equity contributions. In accordance with this policy, the Partnership made a required equity contribution of $49.8 million to meet minimum equity to total capitalization requirements in the third quarter of 2011 and expects to make an equity contribution of approximately $5.5 million in the fourth quarter of 2011 to fund capital expenditures related to the Princeton Lateral Project.

The Partnership recorded no undistributed earnings from Northern Border for the nine months ended September 30, 2011 and 2010.

The summarized financial information for Northern Border is as follows:

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars)	2011	2010	2011	2010
Transmission revenues	77.7	81.0	230.2	215.9
Operating expenses	(17.3)	(17.6)	(53.2)	(55.3)
Depreciation and amortization	(15.3)	(15.4)	(46.0)	(46.2)
Financial charges and other	(5.6)	(5.6)	(17.0)	(17.6)
Net income	39.5	42.4	114.0	96.8

(unaudited)	September 30,	December 31,
(millions of dollars)	2011	2010
Assets
Current assets	71.7	47.3
Plant, property and equipment, net	1,270.0	1,294.8
Other assets	28.3	22.9
	1,370.0	1,365.0
Liabilities and Partners' Equity
Current liabilities	50.4	46.7
Deferred credits	11.5	9.7
Long-term debt, including current maturities	472.6	540.6
Partners' equity	835.5	768.0
	1,370.0	1,365.0

GTN
On May 3, 2011, the Partnership acquired a 25 percent membership interest in GTN from TransCanada American Investments Ltd., a subsidiary of TransCanada. The Acquisition was accounted for as a transaction between entities under common control, whereby the equity investment in GTN was recorded at TransCanada’s carrying values. See Note 4 for additional disclosure regarding the Acquisition.

The Partnership recorded undistributed earnings of $7.1 million from GTN from May 3, 2011, date of acquisition, to September 30, 2011.

On August 12, 2011, GTN filed a petition with the FERC for approval of a Stipulation and Agreement of Settlement (GTN Settlement) with shippers and regulators regarding GTN’s rates, terms and conditions of service effective January 1, 2012.  A decision is expected from FERC by the end of the year.  If approved, the settlement rates are expected to partially mitigate the loss of firm contracts in fourth quarter 2011, and also reflect the impact of a declining rate base since the last settlement.  Rates will be in effect through the end of 2015.

The summarized financial information for GTN from May 3, 2011, date of acquisition, to September 30, 2011 is as follows:

	Three months ended	For the period May 3
(unaudited)	September 30,	to September 30,
(millions of dollars)	2011	2011
Transmission revenues	50.4	83.4
Operating expenses	(13.6)	(22.5)
Depreciation and amortization	(9.2)	(15.5)
Financial charges and other	(4.3)	(10.0)
Net income	23.3	35.4

(unaudited)	September 30,
(millions of dollars)	2011
Assets
Current assets	163.5
Plant, property and equipment, net	810.4
Other assets	3.5
977.4
Liabilities and Members' Capital
Current liabilities	17.4
Deferred credits	19.6
Long-term debt, including current maturities	325.0
Members' capital	615.4
977.4

Bison
On May 3, 2011, the Partnership acquired a 25 percent membership interest in Bison from TC Continental Pipeline Holdings Inc., a subsidiary of TransCanada. The Acquisition was accounted for as a transaction between entities under common control, whereby the equity investment in Bison was recorded at TransCanada’s carrying values. See Note 4 for additional disclosure regarding the Acquisition.

The Partnership recorded undistributed earnings of $3.7 million from Bison from May 3, 2011, date of acquisition, to September 30, 2011.

The summarized financial information for Bison from May 3, 2011, date of acquisition, to September 30, 2011 is as follows:

	Three months ended	For the period May 3
(unaudited)	September 30,	to September 30,
(millions of dollars)	2011	2011
Transmission revenues	17.8	31.7
Operating expenses	(5.9)	(9.1)
Depreciation and amortization	(4.5)	(7.5)
Net income	7.4	15.1

(unaudited)	September 30,
(millions of dollars)	2011
Assets
Current assets	44.1
Plant, property and equipment, net	625.3
669.4
Liabilities and Members' Capital
Current liabilities	25.5
Members' capital	643.9
669.4

NOTE 4                 ACQUISITIONS

GTN and Bison Equity Investment Acquisitions
On May 3, 2011, the Partnership acquired 25 percent membership interests in GTN and Bison from subsidiaries of TransCanada.

The GTN pipeline system extends from an interconnection near Kingsgate, British Columbia, Canada at the Canadian border to a point near Malin, Oregon at the California border. The Bison pipeline system extends from the Powder River Basin near Gillette, Wyoming to Northern Border’s pipeline system in Morton County, North Dakota. GTN and Bison are both Delaware limited liability companies regulated by the FERC, and they are operated by subsidiaries of TransCanada.

The total purchase price of the Acquisitions, subject to certain post-closing adjustments, was $605.0 million (the Purchase Price).  The Purchase Price consisted of (i) $405.0 million for the GTN membership interest (less $81.3 million, which reflected 25 percent of GTN’s outstanding debt at the time of the acquisition), (ii) $200.0 million for the membership interest in Bison (less a $9.1 million future capital commitment to complete the Bison pipeline) and (iii) $23.5 million at closing (subject to certain post-closing adjustments).  The resulting $538.1 million paid by the Partnership at closing was financed through a combination of (i) an issuance of 7,245,000 common units offered to the public at $47.58 per common unit resulting in net proceeds of $330.9 million, (ii) a draw of $61.0 million on the Partnership’s committed $400.0 million bridge loan facility, (iii) a draw of $125.0 million on the Partnership’s then existing $250.0 million senior revolving credit facility, (iv) a capital contribution from the General Partner of $6.7 million, which was required to maintain the General Partner’s effective two percent general partner interest in the Partnership, and (v) approximately $14.5 million of cash on hand.

The Acquisitions were accounted for as transactions between entities under common control, whereby the equity investments in both GTN and Bison were recorded at TransCanada’s carrying values of $245.9 million and $161.3 million, respectively. As the fair market value paid for the membership interests in GTN and Bison was greater than the recorded equity investments in GTN and Bison, the total excess purchase price paid of $130.9 million was recorded as a reduction to Partners’ Equity.

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

NOTE 5                 CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)	September 30,	December 31,
(millions of dollars)	2011	2010

Senior Credit Facility due 2011 and 2016	367.0	483.0
4.65% Senior Notes due 2021	349.4	-
6.89% Series C Senior Notes due 2012	3.5	3.9
3.82% Series D Senior Notes due 2017	27.0	27.0
	746.9	513.9
Less: current portion of long-term debt	300.8	483.8
	446.1	30.1

On September 30, 2011, the Partnership’s senior credit facility consisted of a $300.0 million senior term loan maturing December 12, 2011 and a $500.0 million senior revolving credit facility, maturing July 13, 2016 (Senior Credit Facility). On June 17, 2011, $175.0 million was repaid on the senior term loan, and at September 30, 2011, $300.0 million remained outstanding under the senior term loan (December 31, 2010 – $475 million). At September 30, 2011, there was $67.0 million drawn under the senior revolving credit facility (December 31, 2010 – $8.0 million). The interest rate on the Senior Credit Facility averaged 0.9 percent and 0.8 percent for the three and nine months ended September 30, 2011 (2010 – 1.04 percent and 0.94 percent). After hedging activity, the interest rate incurred on the Senior Credit Facility averaged 3.4 percent and 2.7 percent for the three and nine months ended September 30, 2011 (2010 – 4.23 percent and 4.24 percent). Prior to hedging activities, the interest rate was 1.1 percent at September 30, 2011 (December 31, 2010 – 0.8 percent). On July 13, 2011, the Partnership closed an amendment to its Senior Credit Facility increasing the senior revolving credit facility from $250.0 million to $500.0 million with a London Interbank Offered Rate (LIBOR)-based interest rate plus a margin, and extending the maturity date of the senior revolving credit facility to July 2016 from December 2011. The senior revolving credit facility has a feature whereby at any time, so long as no event of default has occurred and is continuing, the Partnership may request an increase in the senior revolving credit facility of up to $250.0 million, but no lender has any obligation to increase their respective share of the facility.  The Partnership’s $300.0 million senior term loan is expected to be refinanced with fixed or floating rate debt at or prior to its maturity.

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

On May 3, 2011, the Partnership entered into an agreement with SunTrust Robinson Humphrey, Inc., as Arranger, for a 364-day senior unsecured bridge facility for up to $400.0 million to fund the Acquisitions. Borrowings under the bridge facility bore interest based, at the Partnership’s election, on the LIBOR or the prime rate plus, in either case, an applicable margin. On May 3, 2011, the Partnership drew $61.0 million to partially fund the Acquisitions. See Note 4 for more details on the Acquisitions. On June 17, 2011, the Partnership repaid the $61.0 million, and the bridge facility was cancelled. The interest rate incurred on the bridge facility averaged 1.7 percent.

At September 30, 2011, the Partnership was in compliance with its financial covenants, in addition to the other covenants, which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The principal repayments required on our long-term debt as at September 30, 2011 were as follows:

(unaudited)
(millions of dollars)
2011	300.4
2012	3.1
2013	3.5
2014	3.6
2015	3.7
Thereafter	432.6
746.9

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

At September 30, 2011, Partners’ equity included 53,472,766 common units (December 31, 2010 − 46,227,766 common units), representing an aggregate 98 percent limited partner interest in the Partnership (including 5,797,106 common units held by the General Partner and an additional 11,287,725 common units held indirectly by TransCanada), and an aggregate two percent general partner interest. In aggregate, the General Partner’s interests represent an effective 12.6 percent ownership in the Partnership at September 30, 2011 (December 31, 2010 − 14.3 percent).

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

Net income per common unit was determined as follows:

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars except per common unit amounts)	2011	2010	2011	2010
Net income(a)	40.7	38.6	119.1	100.0
Net income allocated to General Partner:
General Partner interest	(0.8)	(0.8)	(2.4)	(2.0)
Incentive distribution income allocation	-	-	-	-
	(0.8)	(0.8)	(2.4)	(2.0)
Net income allocable to common units	39.9	37.8	116.7	98.0
Weighted average common units outstanding (millions)	53.5	46.2	50.2	46.2
Net income per common unit	$0.75	$0.82	$2.33	$2.12

(a) Includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to September 30, 2011.

NOTE 8                 CASH DISTRIBUTIONS

For the three and nine months ended September 30, 2011, the Partnership distributed $0.77 and $2.27 per common unit (2010 – $0.73 and $2.19 per common unit) for a total of $42.0 million and $112.8 million (2010 – $34.4 million and $103.3 million). The distributions paid for the three and nine months ended September 30, 2011 and 2010 included no incentive distributions to the General Partner.

NOTE 9                 CHANGE IN WORKING CAPITAL

(unaudited)	Nine months ended September 30,
(millions of dollars)	2011	2010

Decrease in accounts receivable and other	0.2	1.2
(Decrease)/increase in accounts payable and accrued liabilities	(1.5)	2.4
Increase in accrued interest	4.8	1.0
	3.5	4.6
Decrease in investing working capital	-	0.1
Decrease in operating working capital	3.5	4.5

NOTE 10                      RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employees, officers and directors compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $0.5 million and $1.7 million for the three and nine months ended September 30, 2011 (2010 – $0.5 million and $1.5 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora (together, “our pipeline systems”). TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three and nine months ended September 30, 2011 and 2010 by TransCanada’s subsidiaries, and amounts payable to TransCanada’s subsidiaries at September 30, 2011 and December 31, 2010, are summarized in the following tables:

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars)	2011	2010	2011	2010
Capital and operating costs charged by TransCanada's subsidiaries to:
Great Lakes	7.5	7.2	22.5	23.0
Northern Border	7.9	4.6	22.1	19.2
GTN(a)	8.8	-	14.6	-
Bison(a)	3.1	-	5.1	-
North Baja	0.8	1.5	2.6	3.0
Tuscarora	1.2	0.8	3.2	2.7
Impact on the Partnership's net income:
Great Lakes	3.4	2.8	10.2	9.7
Northern Border	3.7	2.9	10.3	9.5
GTN(a)	8.4	-	13.9	-
Bison(a)	2.0	-	2.8	-
North Baja	0.8	0.8	2.4	2.2
Tuscarora	1.1	0.8	3.1	2.6

(a) Represents operations from May 3, 2011, date of acquisition, to September 30, 2011.

(unaudited)	September 30,	December 31,
(millions of dollars)	2011	2010
Amount payable to TransCanada's subsidiaries for costs charged in the period by:
Great Lakes	2.4	3.0
Northern Border	3.6	2.2
GTN(a)	2.4	-
Bison(a)	1.5	-
North Baja	0.3	0.6
Tuscarora	0.6	0.7

(a) Represents operations from May 3, 2011, date of acquisition, to September 30, 2011.

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts some of which are provided at discounted rates and some at maximum recourse rates. The contracts have remaining terms ranging from one to six years. Great Lakes earned $17.0 million and $59.2 million of transportation revenues under these contracts for the three and nine months ended September 30, 2011 (2010 - $39.6 million and $120.0 million).  These amounts represent 27.1 percent and 30.1 percent of total revenues earned by Great Lakes for the three and nine months ended September 30, 2011 (2010 – 64.0 percent and 60.7 percent).  Great Lakes also earned $0.4 million and $1.0 million affiliated rental revenue for the three and nine months ended September 30, 2011 (2010 - $0.3 million and $0.6 million).

Revenue from TransCanada and its affiliates of $8.1 million and $28.0 million are included in the Partnership’s equity income from Great Lakes for the three and nine months ended September 30, 2011 (2010 - $18.6 million and $56.0 million).  At September 30, 2011, $5.0 million was included in Great Lakes’ receivables for transportation contracts with TransCanada and its affiliates (December 31, 2010 - $11.0 million).

NOTE 11                      FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, and accrued interest approximate their fair values because of the short maturity or duration of these instruments, or because the instruments carry a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s long-term debt at September 30, 2011 is $763.5 million (December 31, 2010 – $513.9 million).

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk.

The interest rate swaps are structured such that the cash flows match those of the Senior Credit Facility. The notional amount hedged was $300.0 million at September 30, 2011 (December 31, 2010 – $375.0 million). $300.0 million of variable-rate debt is hedged by an interest rate swap through December 12, 2011, where the weighted average fixed interest rate paid is 4.89 percent. $75.0 million of variable-rate debt was hedged by an interest rate swap through February 28, 2011, where the fixed interest rate paid was 3.86 percent. In addition to these fixed rates, the Partnership pays an applicable margin in accordance with the Senior Credit Facility.

Financial instruments are recorded at fair value on a recurring basis and are categorized into one of three categories based upon a fair value hierarchy. The Partnership has classified all of its derivative financial instruments as Level II for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. At September 30, 2011, the fair value of the interest rate swaps accounted for as hedges was $3.4 million (December 31, 2010 – $13.8 million) and was classified as a current liability. The fair value of the interest rate swaps was calculated using the period-end interest rate for instruments with similar features; therefore, it is expected that this fair value will fluctuate over the year as interest rates change. For the three and nine months ended September 30, 2011, the Partnership recorded interest expense of $3.5 million and $10.9 million on the interest rate swaps (2010 – $4.0 million and $12.3 million).

NOTE 12                      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)	September 30,	December 31,
(millions of dollars)	2011	2010
Accounts receivable	7.6	7.6
Inventory	0.9	0.7
Prepayments	0.4	0.4
	8.9	8.7

NOTE 13                      REGULATORY MATTERS

On May 24, 2011, the FERC issued an Order (May 24 Order) initiating an investigation pursuant to Section 5 of the Natural Gas Act (NGA) to determine whether Tuscarora’s existing rates for jurisdictional services are unjust and unreasonable. The FERC initiated this proceeding following a complaint filed by the Public Utilities Commission of Nevada (PUCN) and Sierra Pacific Power Company d/b/a NV Energy (NV Energy) (collectively, Complainants). Tuscarora filed a cost and revenue study with FERC on August 8, 2011, as required by the May 24 Order.  The May 24 Order directed that a hearing be conducted pursuant to an accelerated timeline and that an initial decision be issued by April 27, 2012.  The outcome of this proceeding to Tuscarora is not currently determinable.

NOTE 14                      ACCOUNTING PRONOUNCEMENT

In September 2011, the Financial Accounting Standards Board issued new guidance on Accounting Standards Codification 350 – Intangibles – Goodwill and Other which simplifies how entities test goodwill for impairment.  An entity is permitted to first assess qualitative factors affecting the fair value of a reporting unit in comparison to the carrying amount, as a basis for determining whether it is necessary to proceed to the two-step goodwill impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Partnership is in the process of assessing the impact of the new guidance on the financial statements.

In June 2011, the Financial Accounting Standards Board issued new guidance on Accounting Standards Codification 220 – Comprehensive Income which requires reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The amendments should be applied retrospectively and early adoption is permitted. The Partnership is in the process of assessing the impact of the new guidance to the financial statements.

NOTE 15                      SUBSEQUENT EVENTS

On October 19, 2011, the board of directors of our General Partner declared the Partnership’s third quarter 2011 cash distribution in the amount of $0.77 per common unit, payable on November 14, 2011 to unitholders of record as of October 31, 2011.

On October 28, 2011, the Partnership made an equity contribution to Great Lakes of $4.6 million. This amount represents the Partnership’s 46.45 percent share of a $10.0 million cash call from Great Lakes in order for it to make a scheduled debt repayment.

Great Lakes declared and paid its third quarter distribution of $35.3 million on November 1, 2011, of which the Partnership received its 46.45 percent share or $16.4 million.

Northern Border declared and paid its third quarter distribution of $51.9 million on November 1, 2011, of which the Partnership received its 50.0 percent share or $26.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 and the unaudited financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

PARTNERSHIP OVERVIEW

TC PipeLines, LP is a publicly traded Delaware limited partnership formed in 1998 to acquire, own and participate in the management of energy infrastructure businesses in North America. Our common units are listed on the NASDAQ Global Select Market under the symbol ‘‘TCLP.’’ Our General Partner, TC PipeLines GP, Inc. is wholly-owned by a subsidiary of TransCanada.

We have ownership interests in six natural gas interstate pipeline systems that collectively can transport approximately 8.9 billion cubic feet per day of natural gas, including partial ownership interests in Great Lakes, Northern Border, GTN and Bison, and full ownership in North Baja and Tuscarora. All of our pipeline systems are operated under agreements with subsidiaries of TransCanada. Distributions from Great Lakes and Northern Border provide the largest portion of our distributable cash flow.

The table below provides additional information on our pipeline systems.

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

Partnership Cash Distributions

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

On October 19, 2011, the board of directors of our General Partner declared the Partnership’s third quarter 2011 cash distribution in the amount of $0.77 per common unit, payable on November 14, 2011 to unitholders of record as of October 31, 2011.

Partnership Cash Contributions

On March 25, 2011, the Partnership made an equity contribution to Great Lakes of $4.2 million. This amount represents the Partnership’s 46.45 percent share of a $9.0 million cash call from Great Lakes to make a scheduled debt repayment.

On July 27, 2011, the Partnership made an equity contribution to Northern Border of $49.8 million. This amount represents the Partnership’s 50.0 percent share of a $99.6 million cash call by Northern Border to meet minimum equity to total capitalization requirements.

On October 28, 2011, the Partnership made an equity contribution to Great Lakes of $4.6 million. This amount represents the Partnership’s 46.45 percent share of a $10.0 million cash call from Great Lakes to make a scheduled debt repayment.

GTN and Bison Acquisitions

On May 3, 2011, the Partnership acquired 25 percent membership interests in GTN and Bison from subsidiaries of TransCanada (the Acquisitions).

The GTN pipeline system extends from an interconnection near Kingsgate, British Columbia, Canada at the Canadian border to a point near Malin, Oregon at the California border. The Bison pipeline system extends from the Powder River Basin near Gillette, Wyoming to Northern Border’s pipeline system in Morton County, North Dakota. GTN and Bison are both Delaware limited liability companies regulated by the FERC, and they are operated by subsidiaries of TransCanada.

The total purchase price of the Acquisitions, subject to certain post-closing adjustments, was $605.0 million (the Purchase Price).  The Purchase Price consisted of (i) $405.0 million for the GTN membership interest (less $81.3 million, which reflected 25 percent of GTN’s outstanding debt at the time of the acquisition), (ii) $200.0 million for the membership interest in Bison (less a $9.1 million future capital commitment to complete the Bison pipeline) and (iii) $23.5 million at closing (subject to certain post-closing adjustments).  The resulting $538.1 million paid by the Partnership at closing was financed through a combination of (i) an issuance of 7,245,000 common units offered to the public at $47.58 per common unit resulting in net proceeds of $330.9 million, (ii) a draw of $61.0 million on the Partnership’s committed $400.0 million bridge loan facility, (iii) a draw of $125.0 million on the Partnership’s then existing $250.0 million senior revolving credit facility, (iv) a capital contribution from the General Partner of $6.7 million, which was required to maintain the General Partner’s effective two percent general partner interest in the Partnership, and (v) approximately $14.5 million of cash on hand.

The Acquisitions were accounted for as transactions between entities under common control, whereby the equity investments in both GTN and Bison were recorded at TransCanada’s carrying values of $245.9 million and $161.3 million, respectively. As the fair market value paid for the membership interests in GTN and Bison was greater than the recorded equity investments in GTN and Bison, the total excess purchase price paid of $130.9 million was recorded as a reduction to Partners’ Equity.

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

On July 13, 2011, the Partnership amended its Senior Credit Facility increasing the revolving credit facility to $500.0 million with a London Interbank Offered Rate (LIBOR)-based interest rate plus a margin and extending the maturity date of the senior revolving credit facility to July 13, 2016. The Partnership’s $300.0 million senior term loan matures on December 12, 2011.  The Partnership expects to refinance the Senior Credit Facility during the fourth quarter with fixed or floating rate debt at or prior to its maturity.

Our Pipeline Systems

Tuscarora Rate Proceeding

On May 24, 2011, the FERC issued an Order (May 24 Order) initiating an investigation pursuant to Section 5 of the Natural Gas Act (NGA) to determine whether Tuscarora’s existing rates for jurisdictional services are unjust and unreasonable. The FERC initiated this proceeding following a complaint filed by the Public Utilities Commission of Nevada (PUCN) and Sierra Pacific Power Company d/b/a NV Energy (NV Energy) (collectively, Complainants). Tuscarora filed a cost and revenue study with FERC on August 8, 2011, as required by the May 24 Order.  The May 24 Order directed that a hearing be conducted pursuant to an accelerated timeline and that an initial decision be issued by April 27, 2012.  The outcome of this proceeding to Tuscarora is not currently determinable.

Michigan Business Tax

During the calendar years 2008 through 2011, the State of Michigan imposed a business tax on partnerships. In addition to the Michigan business tax paid during this period, Great Lakes accrued related deferred taxes for tax timing differences. Effective for calendar years after 2011, Michigan has passed legislation eliminating this Michigan business tax on partnerships, treating partnerships as a tax flow through entity, and will apply a more conventional income tax system taxing partners of partnerships. As a result of this change in law, Great Lakes has derecognized related deferred taxes that would have otherwise been recognized in futures years. Our share of the derecognized deferred tax is a $2.7 million increase to equity income.

Bison Pipeline Line Break Incident

On July 20, 2011, a line break occurred on the Bison pipeline.  On August 22, 2011, the US Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) granted Bison permission to return the pipeline to service at a reduced pressure which allowed Bison to deliver approximately 60 percent of its contracted quantities.  The line was repaired and brought back to full service on October 8, 2011. The incident has not had a material impact to the Partnership's net income or cash flows.

GTN Rate Settlement

On August 12, 2011, GTN filed a petition with the FERC for approval of a Stipulation and Agreement of Settlement (GTN Settlement) with shippers and regulators regarding GTN’s rates, terms and conditions of service effective January 1, 2012.  A decision is expected from FERC by the end of the year. If approved, the settlement rates are expected to partially mitigate the loss of firm contracts in fourth quarter 2011, and also reflect the impact of a declining rate base since the last settlement.  Rates will be in effect through the end of 2015.

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

Supply

The primary source of natural gas transported by our pipeline systems, excluding North Baja and Bison, is the WCSB. Gas exiting the WCSB is dependent upon WCSB natural gas production levels, demand for natural gas in Western Canada and the volume of natural gas injected into natural gas storage in Western Canada. The volume of gas exiting the WCSB was lower in the third quarter of 2011 compared to the third quarter of 2010 due to a combination of market factors. No material change in the volume of gas exiting the WCSB is expected for the remainder of 2011 or in 2012.

Production from natural gas basins other than the WCSB represents supply competition for WCSB natural gas. U.S. natural gas production continued to grow during the third quarter of 2011 despite a year over year decline in the natural gas-directed rig count. Growth in U.S. natural gas production is expected to moderate during the remainder of 2011 and into 2012 as a result of a reduction in the natural gas-directed rig count.

Demand

Demand for natural gas in North America is impacted by a variety of factors including weather conditions, economic environment, government regulations and the availability and price of alternative energy sources. The demand for natural gas in the third quarter of 2011 was marginally higher than demand in the third quarter of 2010.  The commodity price of natural gas (at Henry Hub) trended slightly lower in the third quarter of 2011 compared to the average price in the third quarter of 2010.  The price continues to be tempered by the ongoing impacts of increased production from U.S. shale gas developments. The 2012 demand for natural gas is anticipated to remain comparable to 2011 levels due to the uncertain economic environment.  In the longer term, it is expected that demand for natural gas will improve modestly with most of the growth in demand resulting from increased demand for natural gas-fired electric generation.

Competition

Due to ongoing excess pipeline capacity, there continues to be competition among natural gas pipelines for the transportation of gas exiting the WCSB. Factors impacting the competition for gas exiting the WCSB include levels of firm transportation contracts on each pipeline, demand for natural gas in the regions served by each pipeline and relative transportation values on each pipeline.

At November 1, 2011, Great Lakes had approximately 672 thousand dekatherms per day (MDth/d) of unsold long-haul capacity.  There is also some capacity of shorter distance paths unsold at November 1, 2011. The majority of Northern Border’s capacity is contracted though October 2012.  We expect that Northern Border will have limited revenue and cash flow exposure to competitive factors through the third quarter of 2012.

Contracting

The majority of our pipeline systems’ natural gas transportation services in the first nine months of 2011 were provided through firm service transportation contracts with a reservation charge to reserve pipeline capacity, regardless of use, for the term of the contract. The revenues associated with capacity under firm service transportation contracts are not subject to fluctuations caused by changing supply and demand conditions, competition and customers. Customers with interruptible service transportation agreements may utilize available capacity on a pipeline system after firm service transportation requests are satisfied.

The following table provides information with respect to the revenue composition for our pipeline systems for the three and nine months ended September 30, 2011:

			Revenue Composition
	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Firm Contracts			Firm Contracts
	Capacity Reservation Charges	Variable Usage Fees	Interruptible Contracts & Other Services	Capacity Reservation Charges	Variable Usage Fees	Interruptible Contracts & Other Services
Great Lakes	95%	4%	1%	92%	4%	4%

Northern Border	92%	6%	2%	91%	7%	2%

GTN (a)	96%	3%	1%	96%	3%	1%

Bison (a)	100%	0%	0%	97%	0%	3%

North Baja	97%	2%	1%	98%	1%	1%

Tuscarora	100%	0%	0%	100%	0%	0%

(a)	Represents the revenue composition from May 3, 2011, date of acquisition.

More than half of Great Lakes' capacity is under contracts that expire in 2012 and 2013.  Great Lakes' long-haul capacity contracts are generally subject to annual renewals. Contracting occurs throughout the year; however, shippers typically have contracted on Great Lakes for the upcoming natural gas year starting on November 1 of each year.  Great Lakes' long-haul capacity was fully contracted through October 31, 2011. At November 1, 2011, approximately 672 MDth/d of long-haul capacity remains unsold.  There is also some capacity of shorter distance paths unsold at November 1, 2011.  Great Lakes' largest shipper, TransCanada PipeLines Limited (TCPL), had 576 MDth/d of long-haul capacity under contract that expired on October 31, 2011.  Negotiations related to these contracts resulted in 314 MDth/d being recontracted by TCPL for one year through October 31, 2012.  Demand for firm transportation capacity will depend on weather expectations and conditions, available gas supplies and demand in Great Lakes' markets.

New major long-haul pipeline projects are typically underpinned by contracts for an original term equal to or greater than ten years. When this original term expires, shippers typically renew on an annual basis. Terms for interruptible transportation services range from day-to-day to multiple years.

With the interconnection of the Bison pipeline to Northern Border, Northern Border received ten year contracts to provide firm transportation services to connect Bison shippers to markets on Northern Border.  The majority of Northern Border's remaining contracts will be subject to renewal within five years.  In general, Northern Border's capacity is subject to annual contract renewals which occur throughout the year.  The majority of Northern Border's capacity has been sold through October 2012.

GTN has been flowing at an annual average rate of between 1,750 and 2,050 million cubic feet per day (MMcf/d) since 2002. A small portion of GTN’s capacity is subject to annual renewals, which occur throughout the year. On October 31, 2011, Pacific Gas and Electric allowed a contract for 250 MDth/d, or approximately 245 MMcf/d to lapse.  GTN currently has contracts for approximately 1,500 MMcf/d with contract expirations occurring between 2015 and 2033.

North Baja has long-term contracts for a substantial portion of its capacity with terms that expire between 2022 and 2031, Tuscarora has long-term contracts for substantially all of its capacity with term expiries after 2016, and all of existing Bison capacity is fully contracted through 2020.

Average Daily Scheduled Volumes

The table below provides historical information on the average daily scheduled volumes for Great Lakes, Northern Border and GTN for the three and nine months ended September 30, 2011 and 2010:

	Average Daily Scheduled Volumes (a)
	Three months ended September 30,		Nine months ended September 30,
(million cubic feet per day)	2011	2010	2011	2010

Great Lakes	2,241	2,173	2,442	2,146

Northern Border	2,515	2,557	2,599	2,410

GTN (b)	1,760	2,273	1,828	2,191

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

Average daily scheduled volumes on Great Lakes’ pipeline system for the third quarter of 2011 increased to 2,241 MMcf/d compared to 2,173 MMcf/d for the third quarter of 2010.  For the nine months ended September 30, 2011, average daily scheduled volumes increased to 2,442 MMcf/d compared to 2,146 MMcf/d in 2010. Volume increases for 2011 resulted primarily from increased backhaul volumes, firm contract utilization and higher demand for daily interruptible transportation service.  Volume variances related to utilization of long-term firm contracts have a minimal impact on revenue earned from these contracts.

Average daily scheduled volumes on Northern Border’s pipeline system for the third quarter of 2011 decreased slightly to 2,515 MMcf/d compared to 2,557 MMcf/d for the third quarter of 2010. For the nine months ended September 30, 2011, average daily scheduled volumes increased to 2,599 MMcf/d compared to 2,410 MMcf/d in 2010. Demand for transportation on Northern Border was consistent with third quarter 2010 demand and improved for the nine months ended September 30, 2011 compared to the same period in 2010 due to the economic value of Northern Border services relative to other transportation paths.

Average daily scheduled volumes on GTN’s pipeline system for the third quarter of 2011 decreased from 2,273 MMcf/d in 2010 to 1,760 MMcf/d for the third quarter of 2011. The primary reason for the lower scheduled volumes was competing supply delivered from the Rockies basin to Northern California markets by the Ruby Pipeline which began service in July 2011.  Similarly, the volumes for the nine months ended September 30, 2011 were lower compared with the same period in 2010, with average daily scheduled volumes declining from 2,191 MMcf/d for the nine month period in 2010 to 1,828 MMcf/d in 2011. The primary reasons for the decrease in scheduled volumes were lower overall gas demand in the market areas served by GTN and the impact of natural gas supply delivered by the Ruby Pipeline.  California and the Pacific Northwest markets benefited from significantly higher hydro availability for power generation in 2011 compared to 2010.  With overall power demand relatively flat from 2010 to 2011, reliance on gas-fired power generation was lower for the three month and nine month periods ending September 30, 2011.

Outlook

Due to the relatively short-term contract profiles for Great Lakes and Northern Border, these systems may experience operating revenue volatility. We believe Great Lakes and Northern Border to be fundamental and competitive components of the natural gas pipeline infrastructure exiting the WCSB. A substantial portion of Great Lakes’ capacity was contracted through October 2011.  At this time, Great Lakes has approximately 672 MDth/day of its capacity available for contracting. The success of Great Lakes to contract this capacity cannot be determined at this time.  The level of contracting and, consequently, revenues for Great Lakes and Northern Border will depend on the supply, demand and competition described above.

Bison, North Baja, and Tuscarora are expected to provide stable revenues as the contracted capacity on these pipelines is pursuant to long term contracts.  Similarly, GTN is also expected to provide stable revenues. The revenues for each of these systems are subject to the FERC decisions or settlements affecting existing rates, including the outcome of the May 24 Order concerning Tuscarora’s rates and the GTN Settlement.

REGULATORY ENVIRONMENT

FERC Rate Proceedings

Tuscarora Rate Proceeding

On May 24, 2011, the FERC issued an Order initiating an investigation pursuant to Section 5 of the NGA to determine whether Tuscarora’s existing rates for jurisdictional services are unjust and unreasonable. The FERC initiated this proceeding following a complaint filed by the PUCN and NV Energy. Tuscarora filed a cost and revenue study with FERC on August 8, 2011, as required by the May 24 Order.  The May 24 Order directed that a hearing be conducted pursuant to an accelerated timeline and that an initial decision be issued by April 27, 2012.    The outcome of this proceeding to Tuscarora is not currently determinable.

GTN Rate Settlement

On August 12, 2011, GTN filed a petition with the FERC for approval of the GTN Settlement with shippers and regulators regarding GTN’s rates, terms and conditions of service effective January 1, 2012.  A decision is expected from FERC by the end of the year.  If approved, the settlement rates are expected to partially mitigate the loss of firm contracts in fourth quarter 2011, and also reflect the impact of a declining rate base since the last settlement.  Rates will be in effect through the end of 2015.

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

RESULTS OF OPERATIONS OF TC PIPELINES, LP

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three and nine months ended September 30, 2011.

Information about our critical accounting policies and estimates is included under Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Future Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued new guidance on Accounting Standards Codification 350 – Intangibles – Goodwill and Other which simplifies how entities test goodwill for impairment.  An entity is permitted to first assess qualitative factors affecting the fair value of a reporting unit in comparison to the carrying amount, as a basis for determining whether it is necessary to proceed to the two-step goodwill impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Partnership is in the process of assessing the impact of the new guidance on the financial statements.

In June 2011, the Financial Accounting Standards Board issued new guidance on Accounting Standards Codification 220 – Comprehensive Income which requires reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011. The amendments should be applied retrospectively and early adoption is permitted. The Partnership is in the process of assessing the impact of the new guidance to the financial statements.

NET INCOME

To supplement our financial statements, we have presented a comparison of the earnings contribution from each of our investments. We have presented net income in this format to enhance investors’ understanding of the way management analyzes our financial performance. We believe this summary provides a more meaningful comparison of our net income to prior years, as we account for our partially-owned pipeline systems using the equity method. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Partnership Results of Operations

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars)	2011	2010	2011	2010
Equity earnings:
Great Lakes	14.3	14.6	49.3	44.0
Northern Border	19.6	21.0	56.4	47.8
GTN(a)	4.7	-	7.1	-
Bison(a)	1.8	-	3.7	-
Net income from Other Pipes(b)	10.2	9.3	30.7	27.6
Partnership expenses	(9.9)	(6.3)	(28.1)	(19.4)
Net income	40.7	38.6	119.1	100.0

(a) Represents equity earnings from May 3, 2011, date of acquisition, to September 30, 2011.

(b) “Other Pipes” includes the results of North Baja and Tuscarora.

Third Quarter 2011 Compared with Third Quarter 2010

Net income increased $2.1 million to $40.7 million in the third quarter of 2011 compared to $38.6 million in the same period in 2010. This increase was primarily due to earnings from the 25 percent membership interests in GTN and Bison, which were acquired in May 2011, partially offset by lower equity income from Northern Border and higher Partnership costs.

Equity income from Great Lakes was $14.3 million in the third quarter of 2011, which was consistent with the $14.6 million earned in the third quarter of 2010.

Equity income from Northern Border was $19.6 million in the third quarter of 2011, a decrease of $1.4 million compared to $21.0 million for the same period in 2010. This decrease was primarily due to lower rates for transportation services in the third quarter of 2011.

Net income from Other Pipes, which includes results from North Baja and Tuscarora, was $10.2 million in the third quarter 2011, an increase of $0.9 million compared to the same period in 2010.  This increase was primarily due to lower financial charges from Tuscarora as a result of lower average interest rates and lower average debt outstanding attributable to the refinancing of a portion of senior notes in December 2010.  Additionally, higher revenues were earned at North Baja due to additional supply brought on from the Yuma Lateral, which was completed in March 2011.

Costs at the Partnership level were $9.9 million in the third quarter of 2011, an increase of $3.6 million compared to $6.3 million for the third quarter of 2010. This increase was primarily due to higher financial charges in 2011 resulting from higher average debt outstanding at higher average interest rates.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Net income increased $19.1 million to $119.1 million for the nine months ended September 30, 2011 compared to $100.0 million in the same period in 2010. This increase was primarily due to higher equity income from Great Lakes and Northern Border, earnings from GTN and Bison, and higher net income from Other Pipes partially offset by higher Partnership costs.

Equity income from Great Lakes was $49.3 million for the nine months ended September 30, 2011, an increase of $5.3 million compared to $44.0 million for the same period last year. The increase was primarily due to the cumulative impact of a Michigan tax law change eliminating Michigan business tax at the partnership level and the positive impact to earnings from depreciation rate reductions arising from the Section 5 rate case settlement in May 2010.  These increases were partially offset by decreased transmission revenues resulting from the Section 5 rate case settlement and higher operating expenses.

Equity income from Northern Border was $56.4 million for the nine months ended September 30, 2011, an increase of $8.6 million compared to $47.8 million for the same period in 2010. This increase was primarily due to increased demand for transportation services for the nine months ended September 30, 2011.

Net income from Other Pipes, which includes results from North Baja and Tuscarora, was $30.7 million for the nine months ended September 30, 2011, an increase of $3.1 million compared to $27.6 million for the same period in 2010. This increase was primarily due to lower financial charges from Tuscarora as a result of lower average interest rates and lower average debt outstanding attributable to the refinancing of a portion of senior notes in December 2010 and higher revenues from North Baja due to additional supply brought on from the Yuma Lateral, which was completed in March 2011.

Costs at the Partnership level were $28.1 million for the nine months ended September 30, 2011, an increase of $8.7 million compared to $19.4 million for the same period in 2010. This increase was primarily due to costs incurred relating to the GTN and Bison acquisitions along with higher financial charges in 2011 resulting from higher average debt outstanding.

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

Non-GAAP Measures
Reconciliations of Net Income to Partnership Cash Flows

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars except per common unit amounts)	2011	2010	2011	2010
Net income(a)	40.7	38.6	119.1	100.0
Add:
Cash distributions from Great Lakes(b)	18.2	17.4	56.5	51.1
Cash distributions from Northern Border(b)	20.8	19.9	73.1	57.7
Cash distributions from GTN(b)	-	-	-	-
Cash distributions from Bison(b)	-	-	-	-
Cash flows provided by Other Pipes' operating activities	14.8	15.1	39.9	41.1
	53.8	52.4	169.5	149.9
Less:
Equity earnings from unconsolidated affiliates	(40.4)	(35.6)	(116.5)	(91.8)
Other Pipes' net income	(10.2)	(9.3)	(30.7)	(27.6)
	(50.6)	(44.9)	(147.2)	(119.4)
Partnership cash flows before General Partner distributions	43.9	46.1	141.4	130.5
General Partner distributions(c)	(0.8)	(0.7)	(2.3)	(2.1)
Partnership cash flows	43.1	45.4	139.1	128.4
Cash distributions declared	(42.0)	(35.4)	(119.4)	(104.2)
Cash distributions declared per common unit(d)	$0.77	$0.75	$2.29	$2.21
Cash distributions paid	(42.0)	(34.4)	(112.8)	(103.3)
Cash distributions paid per common unit(d)	$0.77	$0.73	$2.27	$2.19

(a) Includes equity earnings of GTN and Bison from May 3, 2011, date of acquisition, to September 30, 2011.

(b) In accordance with the cash distribution policies of the respective pipeline systems, cash distributions from Great Lakes and Northern Border are based on their respective prior quarter financial results. The Partnership's interests in GTN and Bison were acquired in May 2011 and as at September, 30 2011, no distributions have been received from these investments.  The Partnership expects to begin to receive distributions in the fourth quarter of 2011.

(c) General Partner distributions represent the cash distributions declared to the General Partner with respect to its effective two percent interest plus an amount equal to incentive distributions.  There were no incentive distributions paid in the three and nine months ended September 30, 2011 and 2010.

(d) Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner’s allocation, by the number of common units outstanding. The General Partner’s allocation is computed based upon the General Partner’s two percent interest plus an amount equal to incentive distributions.

Third Quarter 2011 Compared with Third Quarter 2010

Partnership cash flows decreased $2.3 million to $43.1 million in the third quarter of 2011 compared to $45.4 million in the same period of 2010. This decrease was primarily due to higher costs at the Partnership level of $3.3 million relating to higher financial charges, partially offset by increased cash distributions from Great Lakes of $0.8 million and Northern Border of $0.9 million.

The Partnership paid distributions of $42.0 million in the third quarter of 2011, an increase of $7.6 million compared to the same period in 2010 due to an increase in the number of common units outstanding, an increase in the quarterly distribution of $0.02 per common unit paid beginning in the fourth quarter of 2010 and a further increase of $0.02 per common unit paid beginning in the third quarter of 2011.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Partnership cash flows increased $10.7 million to $139.1 million for the nine months ended September 30, 2011 compared to $128.4 million in the same period of 2010. This increase was primarily due to increased cash distributions from Great Lakes of $5.4 million and Northern Border of $15.4 million, partially offset by higher costs at the Partnership level of $8.7 million relating to the acquisitions of 25 percent membership interests in GTN and Bison, including higher financial charges.

The Partnership paid distributions of $112.8 million in the nine months ended September 30, 2011, which was an increase of $9.5 million compared to the same period in 2010 due to an increase in the number of common units outstanding, an increase in the quarterly distribution of $0.02 per common unit paid beginning in the fourth quarter of 2010 and a further increase of $0.02 per common unit paid beginning in the third quarter of 2011.

Other Cash Flows

On March 25, 2011, the Partnership made an equity contribution of $4.2 million to Great Lakes that was used to fund debt repayments.

On March 25, 2011, the Partnership made a payment of $2.4 million in connection with the Yuma Lateral for the additional contract secured by TransCanada when the facilities associated with the additional contract were completed.

On July 27, 2011, the Partnership made a required equity contribution of $49.8 million in accordance with Northern Border’s distribution policy in order to meet minimum equity to total capitalization requirements.

On October 28, 2011, the Partnership made an equity contribution to Great Lakes of $4.6 million that was used to fund debt repayments.

LIQUIDITY AND CAPITAL RESOURCES OF TC PIPELINES, LP

Overview

Our principal sources of liquidity include distributions received from our investments in unconsolidated affiliates, operating cash flows from North Baja and Tuscarora and our bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions primarily with operating cash flow. Long-term capital needs may be met through the issuance of long-term debt and/or equity.

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

The Partnership’s Debt and Credit Facility

The following table summarizes the Partnership’s debt and credit facility outstanding as at September 30, 2011:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less Than 1 Year	Long-term Portion

Senior Credit Facility due 2011 and 2016	367.0	300.0	67.0
6.89% Series C Senior Notes due 2012	3.5	0.8	2.7
3.82% Series D Senior Notes due 2017	27.0	-	27.0
4.65% Senior Notes due 2021	350.0	-	350.0
	747.5	300.8	446.7

On September 30, 2011, the Partnership’s senior credit facility consisted of a $300.0 million senior term loan maturing December 12, 2011 and a $500.0 million senior revolving credit facility, maturing July 13, 2016 (Senior Credit Facility). On June 17, 2011, $175.0 million was repaid on the senior term loan, and at September 30, 2011, $300.0 million remained outstanding under the senior term loan (December 31, 2010 – $475 million). At September 30, 2011, there was $67.0 million drawn under the senior revolving credit facility (December 31, 2010 – $8.0 million). The interest rate on the Senior Credit Facility averaged 0.9 percent and 0.8 percent for the three and nine months ended September 30, 2011 (2010 – 1.04 percent and 0.94 percent). After hedging activity, the interest rate incurred on the Senior Credit Facility averaged 3.4 percent and 2.7 percent for the three and nine months ended September 30, 2011 (2010 – 4.23 percent and 4.24 percent). Prior to hedging activities, the interest rate was 1.1 percent at September 30, 2011 (December 31, 2010 – 0.8 percent). On July 13, 2011, the Partnership closed an amendment to its Senior Credit Facility increasing the senior revolving credit facility from $250.0 million to $500.0 million with a LIBOR-based interest rate plus a margin, and extending the maturity date of the senior revolving credit facility to July 2016 from December 2011. The senior revolving credit facility has a feature whereby at any time, so long as no event of default has occurred and is continuing, the Partnership may request an increase in the senior revolving credit facility of up to $250.0 million, but no lender has any obligation to increase their respective share of the facility.  The Partnership’s $300.0 million senior term loan is expected to be refinanced with fixed or floating rate debt at or prior to its maturity.

On June 17, 2011, the Partnership closed a $350.0 million public debt offering of 10-year, senior unsecured notes with an interest rate of 4.65 percent. Proceeds were used to repay funds borrowed under the Partnership’s bridge loan facility and to partially repay borrowings under our existing Senior Credit Facility. The senior notes mature June 15, 2021.

On May 3, 2011, the Partnership entered into an agreement with SunTrust Robinson Humphrey, Inc., as Arranger, for a 364-day senior unsecured bridge facility for up to $400.0 million to fund the Acquisitions. Borrowings under the bridge facility bore interest based, at the Partnership’s election, on the LIBOR or the prime rate plus, in either case, an applicable margin. On May 3, 2011, the Partnership drew $61.0 million to partially fund the Acquisitions. Please see ‘‘Recent Developments – Partnership – GTN and Bison Acquisitions” for more details on the Acquisitions. On June 17, 2011, the Partnership repaid the $61.0 million draw, and the bridge facility was cancelled. The interest rate incurred on the bridge facility was 1.7 percent.

At September 30, 2011, the Partnership was in compliance with its financial covenants, in addition to the other covenants, which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

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

The interest rate swaps are structured such that the cash flows match those of the Senior Credit Facility. The notional amount hedged was $300.0 million at September 30, 2011 (December 31, 2010 – $375.0 million). Financial instruments are recorded at fair value on a recurring basis and are categorized into one of three categories based upon a fair value hierarchy. The Partnership has classified all of its derivative financial instruments as Level II for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. At September 30, 2011, the fair value of the interest rate swaps accounted for as hedges was $3.4 million (December 31, 2010 – $13.8 million) and was classified as a current liability. The fair value of the interest rate swaps was calculated using the period-end interest rate for instruments with similar features; therefore, it is expected that this fair value will fluctuate over the year as interest rates change. For the three months and nine months ended September 30, 2011, the Partnership recorded interest expense of $3.5 million and $10.9 million on the interest rate swaps (2010 – $4.0 million and $12.3 million).

Capital Requirements

2011

The Partnership made an equity contribution of $4.2 million to Great Lakes in the first quarter of 2011. This amount represented the Partnership’s 46.45 percent share of a $9.0 million cash call issued by Great Lakes to make a scheduled debt repayment. The Partnership made an additional equity contribution of $4.6 million to Great Lakes on October 28, 2011. This represents the Partnership’s 46.45 percent share of a $10.0 million cash call from Great Lakes to make a scheduled debt repayment.

Northern Border’s distribution policy adopted in 2006 defines minimum equity to total capitalization to be used by its Management Committee to establish the timing and amount of required equity contributions. In accordance with this policy, the Partnership made a required equity contribution of $49.8 million to meet the minimum equity to total capitalization requirements in third quarter 2011 and expects to make an equity contribution of approximately $5.5 million in fourth quarter 2011 to fund capital expenditures related to the Princeton Lateral Project.

To the extent the Partnership has any additional capital requirements with respect to our pipeline systems or acquisitions in the future, we expect to fund these requirements with operating cash flows, debt and/or equity.

2011 Third Quarter Cash Distribution

On October 19, 2011, the Partnership announced that the board of directors of the General Partner declared the Partnership’s third quarter 2011 cash distribution in the amount of $0.77 per common unit. The third quarter cash distribution, totaling $42.0 million, will be paid on November 14, 2011 to unitholders of record as of the close of business on October 31, 2011 in the following manner: $41.2 million to common unitholders (including $4.5 million to the General Partner as holder of 5,797,106 common units and $8.7 million to TransCanada as holder of 11,287,725 common units) and $0.8 million to the General Partner in respect of its two percent general partner interest.

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

The following table summarizes Great Lakes’ debt outstanding as at September 30, 2011:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 year	Long-term Portion

8.74% series Senior Notes due 2011	10.0	10.0	-
6.73% series Senior Notes due 2012 to 2018	63.0	9.0	54.0
9.09% series Senior Notes due 2012 to 2021	100.0	-	100.0
6.95% series Senior Notes due 2019 to 2028	110.0	-	110.0
8.08% series Senior Notes due 2021 to 2030	100.0	-	100.0
	383.0	19.0	364.0

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the Senior Note Agreements, approximately $206.0 million of Great Lakes’ partners’ capital was restricted as to distributions as at September 30, 2011 (December 31, 2010 – $211.0 million). Current maturities will be funded through cash calls to its partners. As at September 30, 2011, Great Lakes was in compliance with all of its financial covenants.

Summary of Northern Border’s Contractual Obligations

The following table summarizes Northern Border’s debt outstanding as at September 30, 2011:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 year	Long-term Portion

$250 million Credit Agreement due 2012	123.0	123.0	-
6.24% Senior Notes due 2016	100.0	-	100.0
7.50% Senior Notes due 2021	250.0	-	250.0
	473.0	123.0	350.0

As at September 30, 2011, Northern Border had outstanding borrowings of $123.0 million under its $250.0 million revolving credit agreement and was in compliance with the covenants of the agreement. The weighted average interest rate related to the borrowings on the credit agreement was 0.53 percent at September 30, 2011 (2010 – 0.75 percent).  This revolving credit facility matures in April 2012, and Northern Border anticipates renewal of the facility prior to its maturity date.

Northern Border had commitments of $7.1 million as at September 30, 2011 in connection with the Princeton Lateral project.

Summary of GTN’s Contractual Obligations

The following table summarizes GTN’s debt outstanding as at September 30, 2011:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 year	Long-term Portion

5.09% Senior Notes due 2015	75.0	-	75.0
5.29% Senior Notes due 2020	100.0	-	100.0
5.69% Senior Notes due 2035	150.0	-	150.0
	325.0	-	325.0

The 2005 Note Purchase Agreement contains a covenant that limits total debt to no greater than 70 percent of total capitalization. At September 30, 2011, the total debt to total capitalization ratio was 35 percent.

GTN was in compliance with all terms and conditions of all its credit and other debt agreements at September 30, 2011.

Summary of Bison’s Contractual Obligations

Bison had commitments of $12.7 million as at September 30, 2011 in connection with reclamation and restoration work associated with the construction of the pipeline.

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

Refer to Part II, Item 1. ‘‘Legal Proceedings’’ for additional information.

RELATED PARTY TRANSACTIONS

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts some of which are provided at discounted rates and some at maximum recourse rates.  The contracts have remaining terms ranging from one to six years.  Great Lakes earned $17.0 million and $59.2 million of transportation revenues under these contracts for the three and nine months ended September 30, 2011 (2010 - $39.6 million and $120.0 million).  These amounts represent 27.1 percent and 30.1 percent of total revenues earned by Great Lakes for the three and nine months ended September 30, 2011 (2010 - 64.0 percent and 60.7 percent).  The year over year differences come from a combination of a capacity reduction of 28 percent and an increase in TransCanada's capacity release activity on its remaining contracts, which shifted revenues from those remaining contracts from the affiliate to other customers who took up the released capacity.  Great Lakes also earned $0.4 million and $1.0 million affiliated rental revenue for the three and nine months ended September 30, 2011 (2010 - $0.3 million and $0.6 million).

Revenue from TransCanada and its affiliates of $8.1 million and $28.0 million are included in the Partnership's equity income from Great Lakes for the three and nine months ended September 30, 2011 (2010 - $18.6 million and $56.0 million).  At September 30, 2011, $5.0 million was included in Great Lakes' receivables for transportation contracts with TransCanada and its affiliates (December 31, 2010 - $11.0 million).
Please read Note 10 within Item 1. “Financial Statements” for more information regarding related party transactions.

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

•
Options – contractual agreements to convey the right, but not the obligation, for the purchaser to buy or sell a specific amount of a financial instrument at a fixed price, either at a fixed date or at any time within a specified period. The Partnership and our pipeline systems may enter into option agreements to mitigate the impact of changes in interest rates.

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

Our interest rate swaps are structured such that the cash flows match those of the Senior Credit Facility. The notional amount hedged was $300.0 million at September 30, 2011 (December 31, 2010 – $375.0 million). $300.0 million of variable-rate debt is hedged by an interest rate swap through December 12, 2011, where the weighted average fixed interest rate paid is 4.89 percent. $75.0 million of variable-rate debt was hedged by an interest rate swap through February 28, 2011, where the fixed interest rate paid was 3.86 percent. In addition to these fixed rates, the Partnership pays an applicable margin in accordance with the Senior Credit Facility.

At September 30, 2011, the fair value of the interest rate swaps accounted for as hedges was $3.4 million (December 31, 2010 – $13.8 million) and was classified as a current liability. The fair value of the interest rate swaps was calculated using the period-end interest rate for instruments with similar features; therefore, it is expected that this fair value will fluctuate over the remaining term as interest rates change.

At September 30, 2011, we had $367.0 million (December 31, 2010 – $483.0 million) outstanding on our Senior Credit Facility. Utilizing the conditions of the interest rate swaps, if LIBOR interest rates hypothetically increased by one percent (100 basis points) compared to the rates in effect at September 30, 2011, our annual interest expense would have increased and our net income would have decreased by $0.7 million; and if LIBOR interest rates hypothetically decreased to zero percent compared to the rates in effect at September 30, 2011, our annual interest expense would have decreased and our net income would have increased by $0.9 million. These amounts have been determined by considering the impact of the hypothetical interest rates on unhedged debt outstanding as at September 30, 2011.

Northern Border utilizes both fixed-rate and variable-rate debt and is exposed to market risk due to the floating interest rates on its revolving credit facility. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk. As at September 30, 2011, 74 percent of Northern Border’s outstanding debt was at fixed rates (December 31, 2010 – 65 percent).

If interest rates hypothetically increased by one percent (100 basis points) compared with rates in effect at September 30, 2011, Northern Border’s annual interest expense would increase and its net income would decrease by approximately $1.2 million; and if interest rates hypothetically decreased to zero percent compared with rates in effect at September 30, 2011, Northern Border’s annual interest expense would decrease and its net income would increase by approximately $0.3 million.

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

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of its contracts with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. At September 30, 2011, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $7.6 million (December 31, 2010 – $7.6 million), and there were no significant amounts past due or impaired.

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet their financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. The Partnership has a committed revolving bank line of $500.0 million and as at September 30, 2011, the Partnership had $67.0 million outstanding on this facility, leaving $433.0 million available.  This senior revolving credit facility has a LIBOR-based interest rate plus a margin and was amended to $500 million with a maturity date of July 2016, from $250 million with a maturity date of December 2011 on July 13, 2011.  The senior revolving credit facility has a feature whereby at any time, so long as no event of default has occurred and is continuing, the Partnership may request an increase in the senior revolving credit facility of up to $250.0 million, but no lender has any obligation to increase their respective share of the facility.  In addition, Northern Border has a committed revolving bank line of $250.0 million maturing in April 2012 and as at September 30, 2011, $123.0 million was drawn on this facility.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.                 Legal Proceedings

On July 27, 2009, North Baja and GTN filed an arbitration proceeding with American Arbitration Association in Portland, Oregon for approximately $26 million in damages related to performance, integrity and reliability issues associated with certain equipment purchased from Rolls Royce Energy Systems, Inc. (RREI). GTN and North Baja allege that equipment purchased from RREI in 2001 is defective and that RREI breached its contract and warranties. The arbitration is in the discovery phase.  We cannot determine the outcome of this proceeding or the amount, if any, of any recovery.  In the event of any recovery, GTN will not receive any portion of the award attributable to its damages due to a transfer of its rights to any recovery prior to the Acquisitions.

On May 24, 2011, the FERC issued an Order initiating an investigation pursuant to Section 5 of the NGA to determine whether Tuscarora’s existing rates for jurisdictional services are unjust and unreasonable. The FERC initiated this proceeding following a complaint filed by the PUCN and NV Energy.  Tuscarora filed a cost and revenue study with FERC on August 8, 2011, as required by the May 24 Order. The May 24 Order directed that a hearing be conducted pursuant to an accelerated timeline and that an initial decision to be issued by April 27, 2012.  The outcome of this proceeding to Tuscarora is not currently determinable.

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

Item 1A.                      Risk Factors

The following updated risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

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

The GTN pipeline competes for WCSB gas supplies seeking downstream markets. GTN also competes with Ruby pipeline, which went into service at the end of July 2011 and delivers Rocky Mountain basin gas supplies into the California market. Such competition has and may continue to adversely affect GTN’s ability to extend and replace existing contracts on comparable terms, if at all. For example, Pacific Gas and Electric did not renew its contract for 250 MDth/d that expired in October 2011. If GTN is not able to maintain existing customers or contract with new customers when current shipper contracts expire, its revenue and ability to make distributions may be adversely affected.

Our pipeline systems’ indebtedness may limit their ability to borrow additional funds, make distributions to us or capitalize on business opportunities.

As at September 30, 2011, Great Lakes, Northern Border, GTN and Tuscarora had $383.0 million, $472.6 million, $325.0 million and $30.5 million of debt outstanding, respectively. Of the debt outstanding, Great Lakes, Northern Border and Tuscarora have $19.0 million, $123.0 million and $0.8 million of debt maturing in the next twelve months, respectively. Their respective levels of debt could have important consequences to Great Lakes, Northern Border, GTN and Tuscarora as discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Inherent in an Investment in the Partnership

The Partnership’s indebtedness may limit its ability to borrow additional funds, make distributions or capitalize on business opportunities.

The conditions of the U.S. and international credit markets may adversely affect our ability to obtain credit or draw on our current credit facility. As at September 30, 2011, the Partnership had $746.9 million of debt outstanding, including the Senior Credit Facility and Senior Notes. These obligations could have important consequences to the Partnership as discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010

Item 5.                 Other Information

Item 6.                 Exhibits

No.	Description
*10.1
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 13, 2011, by and among the Partnership, the Lenders, and SunTrust Bank, as administrative agent for the Lenders, including (as Exhibit A thereto) the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 13, 2011.  (Exhibit 10.1 to TC PipeLines, LP’s Form 8-K filed on July 19, 2011).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of November 2011.

TC PIPELINES, LP
(A Delaware Limited Partnership)
By its general partner, TC PipeLines GP, Inc.

By:           /s/ Steven D. Becker
Steven D. Becker
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:           /s/ Sandra P. Ryan-Robinson
Sandra P. Ryan-Robinson
Controller
TC PipeLines GP, Inc. (Principal Financial Officer)

EXHIBIT INDEX

No.	Description
*10.1
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 13, 2011, by and among the Partnership, the Lenders, and SunTrust Bank, as administrative agent for the Lenders, including (as Exhibit A thereto) the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 13, 2011.  (Exhibit 10.1 to TC PipeLines, LP’s Form 8-K filed on July 19, 2011).

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