Form 10-K
period 2011-12-31
TC PIPELINES LP
filed 2012-02-28
CIK 1075607

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-26091

TC PipeLines, LP
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	52-2135448 (I.R.S. Employer Identification No.)
717 Texas Street, Suite 2400 Houston, Texas (Address of principal executive offices)	77002-2761 (Zip code)
877-290-2772 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common units representing limited partner interests	New York Stock Exchange
Title of each class	Name of each exchange on which registered
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a small reporting company)	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2011 was approximately $1.7 billion.

As of February 28, 2012, there were 53,472,766 common units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

4 TC PIPELINES, LP

Definitions

The abbreviations, acronyms, and industry terminology used in this annual report are defined as follows:

2011 Credit Agreement	$200 million amended and restated revolving Credit Agreement for Northern Border
Acquisitions	The acquisition from subsidiaries of TransCanada of a 25 percent membership interest in each of GTN and Bison
AFUDC	Allowance for funds used during construction
ANR	ANR Pipeline Company
ASC	Accounting Standards Codification
Bcf/d	Billion cubic feet per day
BIA	Bureau of Indian Affairs
Bison	Bison Pipeline LLC
CAA	Clean Air Act
CWA	Clean Water Act
Delaware Act	Delaware Revised Uniform Limited Partnership Act
DOT	U.S. Department of Transportation
DSUs	Deferred Share Units
EBITDA	Net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges
EPA	U.S. Environmental Protection Agency
EPNG	El Paso Natural Gas Company
ESA	The Endangered Species Act
Essar	Essar Steel Minnesota LLC
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
Gas exiting the WCSB
Net supply of natural gas for export from the WCSB region that is available for transportation to downstream markets; where supply represents WCSB production adjusted for injections into and withdrawals from WCSB storage
General Partner	TC PipeLines GP, Inc.
GHG	Greenhouse Gas
GL Rate Proceeding	FERC investigation into Great Lakes' rates pursuant to Section 5 of the NGA
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
GTN Settlement	Stipulation and Agreement of Settlement for GTN regarding its rates and terms and conditions of service
HCAs	High consequence areas
IDRs	Incentive Distribution Rights
IMP	Integrity Management Program
IRS	Internal Revenue Service
KPMG	KPMG LLP
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas

2011 ANNUAL REPORT 5

Mainline	TransCanada's Mainline, a natural gas transmission system extending from the Alberta/Saskatchewan border east to Quebec
MBT	Michigan Business Tax
MDth/d	Thousand dekatherms per day
MAOP	Maximum allowable operating pressure
MMcf/d	Million cubic feet per day
NASDAQ	NASDAQ Global Select Market
NEPA	National Environmental Policy Act
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
NV Energy	Sierra Pacific Power Company d/b/a NV Energy
NYSE	New York Stock Exchange
Old IDRs	IDRs available to the General Partner under the Amended and Restated Agreement of Limited Partnership
Other Pipes	North Baja and Tuscarora
Our pipeline systems	Our ownership interests in Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora
Partnership	TC PipeLines, LP and its subsidiaries
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
PCBs	Polychlorinated biphenyls
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety Act	The Pipeline Safety Improvement Act of 2002
PIPES of 2006	Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006
PUCN	Public Utilities Commission of Nevada
Revised IDRs	IDRs available to the General Partner under the Second Amended and Restated Agreement of Limited Partnership
RREI	Rolls Royce Energy Systems, Inc
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP's revolving credit and term loan agreement
TransCan Northern	TransCan Northern Ltd.
TransCanada	TransCanada Corporation and its subsidiaries
TSCA	Toxic Substances Control Act
Tuscarora	Tuscarora Gas Transmission Company
Tuscarora Settlement	Stipulation and Agreement of Settlement for Tuscarora regarding its rates and terms and conditions of service
U.S.	United States of America
WCSB	Western Canada Sedimentary Basin

Unless the context clearly indicates otherwise, TC PipeLines, LP, its subsidiaries and equity investees are collectively referred to in this annual report as "we," "us," "our" and "the Partnership." We use "our pipeline systems" when referring to the Partnership's ownership interests in Great Lakes Gas Transmission Limited Partnership (Great Lakes), Northern Border Pipeline Company (Northern Border), Gas Transmission Northwest LLC (GTN), Bison Pipeline LLC (Bison), North Baja Pipeline, LLC (North Baja) and Tuscarora Gas Transmission Company (Tuscarora).

6 TC PIPELINES, LP

PART I

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words and phrases such as: "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "forecast," "should," "predict," "could," "will," "may," and other terms and expressions of similar meaning. The absence of these words, however, does not mean that the statements are not forward-looking. These statements are based on management's beliefs and assumptions and on currently available information and include, but are not limited to, statements regarding anticipated financial performance, future capital expenditures, liquidity, plans and objectives for future operations, organic and strategic growth opportunities, contract renewals and ability to market open capacity, business prospects, outcome of regulatory proceedings, and cash distributions to unitholders.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results predicted. Factors that could cause, and in certain instances have caused, actual results to differ materially from those contemplated in forward-looking statements include, but are not limited to:

•
the ability of our pipeline systems to make cash distributions and generate positive operating cash flows;

•
the ability to sell unsold capacity and renew expiring contracts on our pipeline systems;

•
the competitive conditions in our industry and the ability of our pipeline systems to market capacity on favorable terms, which is affected by, among other factors:

•
demand for and prices of natural gas;

•
level of natural gas basis differentials;

•
weather conditions that impact natural gas supply and demand;

•
competitive conditions in the overall natural gas and electricity markets;

•
availability of supplies of Canadian and United States of America (U.S.) natural gas, including the growing supplies of natural gas from shale gas basins such as Horn River and Montney in Western Canada and Appalachian and Barnett in the U.S., and natural gas from conventional basins such as the Western Canada Sedimentary Basin (WCSB), Rocky Mountain, Mid-Continent and Gulf Coast basins;

•
competitive natural gas transmission developments;

•
uncertainty relating to TransCanada's Mainline (Mainline) rates;

•
the availability of natural gas storage capacity and storage levels;

•
the level of production of natural gas liquids and the subsequent impact on relative competitiveness of gas producing basins; and

•
the ability of shippers to pay including meeting creditworthiness requirements;

•
the costs and impact of changes in laws and governmental regulations affecting our pipeline systems, particularly regulations issued by the Federal Energy Regulatory Commission (FERC), the U.S. Environmental Protection Agency (EPA), U.S. Department of Transportation (DOT) and U.S. DOT Pipeline and Hazardous Materials Safety Administration (PHMSA);

•
the outcome and frequency of rate proceedings on our pipeline systems;

•
changes in relative cost structures and production levels of natural gas producing basins;

•
regulatory, financing, construction and operational risks associated with construction and operation of interstate natural gas pipelines;

•
our ability to identify and complete expansion projects and other accretive growth opportunities;

2011 ANNUAL REPORT 7

•
the performance by the shippers of their contractual obligations on our pipeline systems;

•
changes in the taxation of limited partnerships by states or the federal government such as the elimination of pass-through taxation and the imposition of entity level taxes;

•
operating hazards, casualty losses and other matters beyond our control; and

•
unfavorable economic conditions and the impact on capital markets.

Please read Item 1A. "Risk Factors" for additional information on the risks and uncertainties listed above and other factors that could have material adverse effects on our future results of operations and financial condition. All forward-looking statements and information are made only as of the date of the filing of this report and, except as required by applicable law, we undertake no obligation to update any forward-looking statements or information to reflect new information, subsequent events or otherwise.

Item 1.    Business

GENERAL

Limited Partnership

We are a publicly traded Delaware limited partnership formed in 1998 by TransCanada Corporation and its subsidiaries (TransCanada) to acquire, own and participate in the management of energy infrastructure businesses in North America. Through our pipeline systems we transport natural gas in the United States. Our common units are traded on the New York Stock Exchange (NYSE) under the symbol "TCP."

We are managed by our general partner TC PipeLines GP, Inc. (General Partner), which is an indirect, wholly-owned subsidiary of TransCanada. Through its subsidiaries, TransCanada owns an approximately 33.3 percent equity interest in us, including a 31.3 percent limited partner interest and an effective two percent general partner interest held by our General Partner. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information regarding TransCanada's ownership in us.

Recent Business Developments

Cash Distributions – In 2011, we continued to focus on delivering stable, sustainable cash distributions to our unitholders and finding opportunities to increase cash distributions while maintaining a low-risk profile. In July 2011, we increased our quarterly cash distribution by three percent to $0.77 per common unit and during fiscal year 2011, we paid cash distributions of $3.04 per common unit. On February 14, 2012, we paid a cash distribution of $0.77 per common unit for fourth quarter 2011.

GTN and Bison Acquisitions – On May 3, 2011, we acquired 25 percent membership interests in each of GTN and Bison from subsidiaries of TransCanada (Acquisitions) at a purchase price of $605.0 million. GTN owns a pipeline system that extends from an interconnection at the Canadian border near Kingsgate, British Columbia to a point near Malin, Oregon at the California border. The Bison pipeline system extends from the Powder River Basin near Gillette, Wyoming to Northern Border's pipeline system in Morton County, North Dakota.

Common Unit Offering – On May 3, 2011, we completed a public offering of 7,245,000 common units at $47.58 per common unit for gross proceeds of $344.7 million and net proceeds of $330.9 after unit issuance costs. Our General Partner maintained its effective two percent general partner interest in us by contributing $6.7 million in connection with the offering. The offering was used to finance the Acquisitions.

Debt Offering – On June 17, 2011, we closed a $350.0 million public debt offering of 10-year, senior unsecured notes bearing an interest rate of 4.65 percent maturing June 15, 2021. The net proceeds of $347.1 million were used to

8 TC PIPELINES, LP

repay funds borrowed under our bridge loan facility used to finance the Acquisitions and to partially repay borrowings under our then existing senior revolving and term loan credit facility.

Refinancing – On July 13, 2011, we amended our senior credit facility increasing the revolving credit facility to $500 million with a $250 million accordion feature subject to lenders approval, with a London Interbank Offered Rate (LIBOR)-based interest rate plus a margin and extending the maturity date of the senior revolving credit facility to July 13, 2016. Our $300 million senior term loan matured on December 12, 2011, and was repaid through a draw on the senior revolving credit facility.

GTN Rate Settlement – On August 12, 2011, GTN filed a petition with the FERC requesting approval of a Stipulation and Agreement of Settlement (GTN Settlement) with shippers and regulators regarding GTN's rates and terms and conditions of service. In November 2011, the FERC approved the GTN Settlement without modification, effective January 1, 2012. The GTN Settlement includes a moratorium on the filing of future rate proceedings until December 31, 2015. Following the expiration of the moratorium, GTN must file a rate case for new rates to be effective January 1, 2016.

Northern Border Princeton Lateral – In November 2011, Northern Border began service on its Princeton Lateral, a nine mile lateral connecting the Northern Border pipeline system to a delivery point in Bureau County, Illinois. The lateral is fully subscribed for a ten-year term. The cost of the lateral is approximately $19 million, of which we contributed approximately $5 million.

Tuscarora Rate Proceeding – On May 24, 2011, the FERC issued an order initiating an investigation pursuant to Section 5 of the Natural Gas Act of 1938 (NGA) to determine whether Tuscarora's existing rates for jurisdictional services were unjust and unreasonable following a complaint filed by the Public Utilities Commission of Nevada (PUCN) and Sierra Pacific Power Company d/b/a NV Energy (NV Energy). On December 23, 2011, Tuscarora filed a petition with the FERC requesting approval of a Stipulation and Agreement of Settlement (Tuscarora Settlement), resolving all issues raised in the Section 5 proceeding to be effective January 1, 2012. On February 6, 2012, the Administrative Law Judge assigned to the case certified the settlement proposal and made a recommendation that the FERC approve the settlement. A decision from the FERC is pending.

NARRATIVE DESCRIPTION OF BUSINESS

Business Strategies

•
Our strategic approach is to invest in long-lived critical energy infrastructure that provides reliable delivery of energy to customers.

•
Our investment approach is to develop or acquire assets that provide stable cash distributions and opportunities for new capital additions, while maintaining a low-risk profile. We are opportunistic and disciplined in our approach when identifying new investments.

•
Our goal is to maximize revenue opportunities through utilization of our pipeline systems, while maintaining a commitment to safe and reliable operations.

Our Pipeline Systems

We have equity ownership interests in four natural gas interstate pipeline systems that are accounted for on an equity basis and two wholly-owned pipelines that are accounted for on a consolidated basis. Collectively, they are designed to transport approximately 8.9 billion cubic feet per day (Bcf/d) of natural gas from producing regions and import facilities to market hubs and consuming markets primarily in the Western and Midwestern U.S. and Central Canada. All of our pipeline systems are operated by subsidiaries of TransCanada.

2011 ANNUAL REPORT 9

Our pipeline systems include:

•
46.45 percent of Great Lakes. The remaining 53.55 percent is held by subsidiaries of TransCanada.

  The Great Lakes pipeline system consists of 2,115 miles of pipeline extending from the Canadian border near Emerson, Manitoba, Canada to St. Clair, Michigan, near Detroit, and has an average design capacity of approximately 2.4 Bcf/d at Emerson. The original construction of the Great Lakes system occurred in 1967 and 1968. Numerous capacity system expansions have occurred since its original construction.

•
50 percent of Northern Border. The remaining 50 percent is held indirectly by ONEOK Partners, L.P.

  The Northern Border pipeline system consists of 1,407 miles of pipeline extending from the Canadian border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana, south of Chicago. Northern Border has an average design capacity of approximately 2.4 Bcf/d at Port of Morgan, Montana. Construction of Northern Border's system was initially completed in 1982, followed by numerous expansions and extensions.

•
25 percent of GTN. The remaining 75 percent is owned by a subsidiary of TransCanada.

  The GTN pipeline system consists of 1,353 miles of pipeline extending from an interconnection near Kingsgate, British Columbia, Canada at the Canadian border to a point near Malin, Oregon at the California border. The GTN pipeline has an average design capacity of approximately 2.9 Bcf/d at Kingsgate. The original construction of the GTN pipeline system was completed in 1961, followed by numerous expansions.

•
25 percent of Bison. The remaining 75 percent is owned by a subsidiary of TransCanada.

  The Bison pipeline system consists of 303 miles of pipeline extending from the Powder River Basin near Gillette, Wyoming to Northern Border's pipeline system in Morton County, North Dakota. The Bison pipeline system was placed into service in January 2011 and has an average design capacity without compression of 407 million cubic feet per day (MMcf/d).

•
100 percent of North Baja.

  The North Baja pipeline system consists of 86 miles of pipeline extending from an interconnection with the El Paso Natural Gas Company (EPNG) pipeline near Ehrenberg, Arizona, to an interconnection with the Gasoducto Rosarito natural gas pipeline near Ogilby, California on the Mexican border. North Baja has an average design capacity of 500 MMcf/d for southbound transportation and 600 MMcf/d for northbound transportation. The North Baja pipeline system was initially placed into service in 2002, followed by expansions and extensions in 2008 and 2010.

•
100 percent of Tuscarora.

  The Tuscarora pipeline system consists of 305 miles of pipeline extending from the GTN pipeline system near Malin, Oregon to a terminus near Wadsworth, Nevada. Tuscarora has an average design capacity of 230 MMcf/d. The Tuscarora pipeline system was initially placed into service in 1995, followed by numerous expansions and extensions.

10 TC PIPELINES, LP

The map below shows the location of our pipeline systems.

Relationship with TransCanada

We have a strong relationship with our sponsor TransCanada. TransCanada is a major energy infrastructure company, listed on the Toronto Stock Exchange and NYSE, with more than 60 years of experience in the responsible development and reliable operation of energy infrastructure in North America. TransCanada is primarily focused on natural gas and oil transmission and power generation services. TransCanada owns approximately $49.0 billion in total assets, including 35,500 miles of wholly-owned natural gas pipelines, interests in an additional 7,000 miles of natural gas pipelines, 2,154 miles of wholly-owned oil pipelines and approximately 380 billion cubic feet of storage capacity. TransCanada also owns, controls or is developing over 10,800 megawatts of power generation.

Subsidiaries of TransCanada operate our pipeline systems and purchase pipeline capacity. We have purchased assets from TransCanada and jointly participated with TransCanada in acquiring assets from third parties, including acquisitions that we would be unable to pursue on our own. We may have similar opportunities going forward. TransCanada, however, is under no obligation to allow us to participate in any of its pipeline or energy infrastructure acquisitions, nor is TransCanada required to offer any of its assets to us.

See Part II, Item 13. "Certain Relationships and Related Transactions, and Director Independence" for more information on our relationship with TransCanada.

Supply

Natural gas is transported from producing regions and liquefied natural gas (LNG) import facilities to market hubs or interconnects for distribution to natural gas consumers. Significant producing regions in North America include the Gulf of Mexico, WCSB, Mid-Continent, Rockies, Appalachian Basin, Permian Basin and San Juan Basin. Recent increases in the development of shale and other unconventional gas have resulted in increases in overall North American natural gas production and increased reserves. The Northeastern U.S., the Midwest and Western U.S. are three large natural gas consuming regions. Over the past few years, significant new pipeline infrastructure has been added to move natural gas from producing regions to market areas. These factors impact the transportation value on pipelines, including our pipeline systems. Additionally, development of new producing regions, such as the Marcellus shale in the Northeastern U.S., and the Montney and Horn River shale areas in northeastern British Columbia, Canada and development of

2011 ANNUAL REPORT 11

proposed new pipelines will also impact North American natural gas flows. In the longer term, reserves from Arctic natural gas also have the potential to increase supply exiting the WCSB, although this gas could potentially be exported as LNG, possibly limiting the supply.

Great Lakes transports natural gas produced in the WCSB that it receives at an interconnection with the Mainline pipeline at the Canadian border near Emerson, Manitoba, Canada and interconnects with other interstate natural gas pipelines, including TransCanada's ANR pipeline system (ANR), that primarily source natural gas from the Gulf of Mexico and Mid-Continent regions.

Northern Border transports natural gas produced in the WCSB that it receives at an interconnection with TransCanada's Foothills pipeline at the Canadian border near Port of Morgan, Montana and transports natural gas produced in the Williston Basin of Montana and North Dakota, and the Powder River Basin of Wyoming and Montana.

GTN primarily transports natural gas produced in the WCSB that it receives at an interconnection with the Foothills Pipeline at the Canadian border near Kingsgate, British Columbia. GTN also has access to Rocky Mountain sourced natural gas through interconnects with the Ruby Pipeline and Northwest Pipeline.

Bison transports natural gas produced in the Powder River Basin to an interconnect with Northern Border.

North Baja transports southbound natural gas produced in the West Texas and Southern Rocky Mountain regions that it receives from an interconnection with EPNG at Ehrenberg, Arizona. North Baja also has the ability to transport northbound natural gas sourced from the Energia Costa Azul LNG terminal in Mexico.

Tuscarora transports natural gas produced in the WCSB that it receives from its interconnection with GTN and in the Rocky Mountain region through an interconnection with the Ruby Pipeline.

Demand

The demand for transportation service on our pipeline systems can be affected by several factors, including:

•
demand for natural gas in markets served;

•
price of natural gas at the pipeline delivery point compared to other markets;

•
availability of natural gas at the pipeline system's receipt points;

•
transportation rates of competing pipelines;

•
alternative electric power generation sources including hydro-electric, solar, wind power, coal and nuclear;

•
weather conditions; and

•
availability and competitiveness of alternative supply sources and storage alternatives in the consuming market.

The impact on revenue from changes in demand for natural gas transportation services is primarily dependent upon the extent to which capacity has been contracted under long-term firm contracts. Revenues on GTN, Bison, Tuscarora and North Baja are primarily underpinned by long-term firm contracts and experience limited volatility in revenue due to seasonal changes in demand or market conditions. Great Lakes, however, is more dependent on shorter term contracts and therefore can experience demand changes and revenue volatility related to seasonal factors or market conditions.

To the extent Great Lakes and Northern Border's capacity are contracted, the level of system utilization by customers does not impact revenues significantly. In periods when Great Lakes is not fully contracted, its revenues are affected by demand for its transportation services that are normally at their highest level when natural gas is being primarily delivered to storage areas. The high demand period usually begins in the spring and extends through the summer. During the winter, there is also demand for Great Lakes' services to meet the peak winter heating requirements of Minnesota, Wisconsin and Michigan.

While Northern Border's revenues are substantially underpinned by contracts over the next 12 to 18 months, they can be affected by seasonal demand for transportation services that have traditionally been the strongest during peak

12 TC PIPELINES, LP

winter months to serve heating demand and peak spring/summer months to serve electric cooling demand and storage injection, when not contracted. Northern Border's tariff has a seasonal rate structure providing for higher rates during traditional peak months.

GTN is not fully contracted; however, effective January 1, 2012 its rates are based on its current contracted capacity. As a result, GTN's revenues will be subject to variation only as a result of capacity sold at levels above its current contracted amount.

Bison, Tuscarora and North Baja have long-term firm contracts and do not experience significant revenue volatility.

Competition

Competition among natural gas pipelines is based primarily on transportation rates and proximity to natural gas supply areas and consuming markets. Four of our pipelines systems, Great Lakes, Northern Border, GTN, and Tuscarora, compete for gas exiting the WCSB with each other as well as with other pipelines, including TransCanada's Mainline system, the Alliance pipeline and the Westcoast pipeline. "Gas exiting the WCSB" is the term we use to represent the net supply of natural gas for export from the WCSB region.

Great Lakes, Northern Border and Tuscarora compete in their respective market areas with gas supplies from other basins, including the Rocky Mountain, Mid-Continent, Gulf Coast, Appalachian and Marcellus Basins. Primary competing pipelines in Great Lakes' and Northern Border's market areas include pipelines operated by Northern Natural Gas Company, Natural Gas Pipeline Company of America, Panhandle Eastern Pipeline Company, ANR, Viking Gas Transmission Company and Rockies Express Pipeline L.L.C. GTN primarily competes into California with Ruby Pipeline L.L.C., Kern River Gas Transmission, El Paso Natural Gas and Transwestern Pipeline. GTN also competes into Pacific Northwest markets with Northwest Pipeline.

Bison competes for deliveries with other pipelines that transport natural gas supplies within and away from the Rocky Mountain basin.

North Baja's pipeline southbound capacity competes with deliveries of LNG received at the Costa Azul terminal in Mexico. When LNG shipments are received at Costa Azul, North Baja's northbound capacity competes with pipelines that deliver Rocky Mountain, Permian and San Juan basin gas into the southern California area, including Transwestern Pipeline and El Paso Natural Gas.

Tuscarora competes for deliveries primarily into the northern Nevada natural gas market with natural gas from the Rockies delivered by the Paiute Pipeline system.

Customers and Contracting

Our customers are generally large utilities, local distribution companies and major natural gas marketers and producing companies. Our pipelines generate revenue by charging rates for transporting natural gas. Natural gas transportation service is provided pursuant to long-term and short-term contracts. The majority of our pipeline systems' natural gas transportation services are provided through firm service transportation contracts with a reservation or demand charge which reserves pipeline capacity, regardless of use, for the term of the contract. The revenues associated with capacity reserved under firm service transportation contracts are not subject to fluctuations caused by changing supply and demand conditions, competition and customers. Customers with interruptible service transportation agreements may utilize available capacity after firm service transportation requests are satisfied. Interruptible service customers are assessed commodity charges (or utilization fees) primarily based on distance and the volume of natural gas they transport.

Transportation contracts expire at varying times and for varying amounts of throughput capacity. As existing contracts on our pipeline systems approach their expiration dates, efforts are made to extend and/or renew the contracts. The ability to extend and/or renew expiring contracts will depend upon competitive alternatives, the regulatory environment and market and supply factors. The term of new or renegotiated contracts will be affected by current market price spreads, transportation rates, competitive conditions, levels of available pipeline capacity and customers' judgments

2011 ANNUAL REPORT 13

concerning future market trends and volatility. If market conditions are not favorable at the time of renewal, transportation capacity may remain uncontracted or contracted at lower rates. Unsold capacity may be recontracted if and when market conditions become more favorable. New major long-haul pipeline projects are typically underpinned by contracts for an original term equal to or greater than ten years. When this original term expires, if shippers renew, typically they do so on an annual basis. Interruptible transportation service may also be available on a day to day basis, subject to the level of firm capacity utilized and other operational considerations.

As of January 1, 2012, the following table provides information with respect to the contract profile of our pipeline systems over the next five years, calculated as a percentage of the Partnership's proportionate share of 2011 revenue from each of our pipeline systems, being $387 million:

Future Revenues Underpinned by Long-Term Contracts, as a Percentage of 2011 Total Revenue(a)(b)

2012	75%
2013	57%
2014	50%
2015	45%
2016	41%
(a)
Long-term contracts are contracts with terms greater than twelve months.

(b)
Projections are based on rates in effect as of January 1, 2012.

More than half of Great Lakes' capacity is under contracts that expire in 2012 and 2013. Great Lakes' long-haul capacity contracts have typically been subject to annual renewals. Re-contracting occurs throughout the year; however, shippers typically have contracted on Great Lakes for the upcoming natural gas year starting on November 1 of each year. Although Great Lakes has historically been fully contracted, Great Lakes currently has approximately 75 percent of its long-haul capacity contracted through to October 31, 2012. Great Lakes' ability to sell its current and future available capacity will depend on future market conditions which are impacted by a number of factors including, weather for the remainder of the winter and into the summer months, levels of natural gas in storage, the price of natural gas liquids and the associated impact to North American natural gas production, and the level of the Mainline's tolls.

In conjunction with their contracts on the Bison pipeline, Bison shippers also contracted for capacity on the Northern Border system for ten years. Including these contracts, Northern Border's long-haul capacity is substantially contracted through March 2013. All of the existing Bison annual capacity is fully contracted through 2020.

GTN currently has contracts for approximately 1,500 MMcf/d with the majority of contract expirations occurring between 2015 and 2023. On October 31, 2011, a customer did not renew a contract for 250 thousand dekatherms per day (MDth/d), or approximately 245 MMcf/d. In the GTN Settlement, rates were determined reflecting GTN's rate base, revenue requirement and contract levels.

North Baja has long-term contracts for a substantial portion of its capacity with terms that expire between 2022 and 2031. Tuscarora has long-term contracts for substantially all of its capacity with terms expiring after 2016. In addition, if the Tuscarora Settlement is approved, there will be a three-year extension to the term of several contracts with Tuscarora's largest customer.

14 TC PIPELINES, LP

Average Daily Scheduled Volumes

The table below provides historical information on the average daily scheduled volumes for Great Lakes, Northern Border and GTN from the past three years:

	Average Daily Scheduled Volumes(a)
December 31 (million cubic feet per day)	2011	2010	2009

Great Lakes	2,274	2,203	1,992
Northern Border	2,660	2,471	1,934
GTN(b)	1,861	2,198	2,176
(a)
Average daily scheduled volumes represent volumes of natural gas, irrespective of path or distance transported, from which variable usage fee revenue is earned. Average daily scheduled volumes are not presented for Bison, North Baja and Tuscarora as Partnership Cash Flows and Net Income from these investments are underpinned by long-term firm contracts and do not vary significantly with changes in utilization.

(b)
The interest in GTN was acquired on May 3, 2011. Average daily scheduled volumes for periods prior to May 3, 2011 are presented for comparative information purposes only.

Throughput on our pipeline systems will vary from year to year due to changes in the market conditions for natural gas across the respective systems. Weather conditions may impact this demand as well as our pipeline systems' physical capacity to transport gas.

For the year ended December 31, 2011, no single customer accounted for more than ten percent of our proportionate share of our pipelines systems' operating revenues.

Government Regulation

Federal Energy Regulatory Commission

Regulatory Authority

All of our pipeline systems are regulated by the FERC under the Natural Gas Act of 1938 (NGA) and Energy Policy Act of 2005, which give the FERC jurisdiction to regulate virtually all aspects of our business, including:

•
transportation of natural gas in interstate commerce;

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

Our pipeline systems' operating revenues are determined based on rates stated in our tariffs which are approved by the FERC. Tariffs specify the general terms and conditions for pipeline transportation service including the rates that may be charged. The FERC, either through hearing a rate case or as a result of approving a negotiated settlement, approves the maximum rates permissible for transportation service on a pipeline system which are designed to recover the pipeline's

2011 ANNUAL REPORT 15

cost-based investment, operating expenses and a reasonable return for its investors. Once maximum rates are set, a pipeline system is not permitted to adjust the maximum rates to reflect changes in costs or contract demand until new rates are approved by the FERC. As a result, earnings and cash flows of each pipeline system depend on a number of factors including costs incurred, contracted capacity and transportation path, the volume of natural gas transported, capacity sold and rates charged.

FERC Rate Proceedings

Great Lakes – Great Lakes operates under a rate settlement approved by the FERC in July 2010. The settlement included a moratorium on participants and customers filing any NGA Section 5 rate case to place new rates into effect prior to November 1, 2012. In addition, Great Lakes is required to file a NGA Section 4 general rate case no later than November 1, 2013.

Northern Border – Northern Border operates pursuant to maximum long-term mileage-based rates and seasonal short-term transportation rates approved by the FERC in a January 1, 2007 rate case settlement. Northern Border is required to file a rate case on or before December 31, 2012.

GTN – On August 12, 2011, GTN filed a petition with the FERC requesting approval of the GTN Settlement with shippers and regulators regarding GTN's rates and terms and conditions of service. In November 2011, the FERC approved the GTN Settlement, without modification, effective January 1, 2012. The GTN Settlement includes a moratorium on the filing of future rate proceedings until December 31, 2015. Following the expiration of the moratorium, GTN must file a rate case such that the new rates will be effective January 1, 2016. GTN's new rates were determined in a settlement reflecting GTN's rate base, revenue requirement, and contract levels.

Tuscarora – On May 24, 2011, the FERC issued an order initiating an investigation pursuant to Section 5 of the NGA to determine whether Tuscarora's existing rates for jurisdictional services were unjust and unreasonable. The FERC initiated this proceeding following a complaint filed by the PUCN and NV Energy. On December 23, 2011, Tuscarora filed a petition with the FERC requesting approval of the Tuscarora Settlement, resolving all issues raised in the Section 5 proceeding. On February 6, 2012, the Administrative Law Judge assigned to the case certified the settlement proposal and made a recommendation that the FERC approve the settlement. The settlement includes three-year contract extensions to the term of a number of contracts with Tuscarora's largest customer. If approved, the rates will be effective January 1, 2012, and a moratorium on the filing of future rate proceedings under NGA Sections 4 or 5 will extend until December 31, 2014. Pursuant to the settlement, Tuscarora will have no future obligation to file a Section 4 rate case. A decision from the FERC is pending.

Environmental Matters

Our pipelines are subject to stringent and complex federal, state, and local laws and regulations governing environmental protection, including air emissions, water quality, wastewater discharges and solid waste management. Such laws and regulations generally require natural gas pipelines to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial requirements and/or the issuance of orders enjoining future operations.

We do not anticipate that costs of compliance with existing environmental laws and regulations will have a material adverse effect upon our financial position, results of operations or cash flows. Environmental laws and regulations, however, are subject to change. The trend in environmental regulation is to increase protection of the environment and reduce instances of human exposure to hazardous materials or pollutants. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our financial position, results of operations and/or cash flows.

16 TC PIPELINES, LP

To date, we have not accrued any environmental liabilities, and therefore have not established an environmental reserve with respect to any environmental matters. Nonetheless, these laws and regulations can impact business operations in many ways, such as requiring the monitoring and installation of pollution abatement or control equipment and imposing requirements relating to the proper handling of wastes, and requiring remedial action to mitigate pollution conditions.

Below is a discussion of some of the applicable environmental laws and regulations that relate to our business. We believe that we are in substantial compliance with all environmental laws and regulations.

•
Waste and Hazardous Substance Statutes – The operations of our pipeline systems generate hazardous waste that are subject to the Resource Conservation and Recovery Act and comparable state statutes. Additionally, federal and state regulators have adopted strict disposal standards for non-hazardous industrial waste and hazardous substances, such as the Solid Waste Disposal Act and the Comprehensive Response, Compensation and Liability Act. These requirements are subject to rigorous waste management and disposal practices to ensure compliance.

•
The Clean Air Act (CAA) – The CAA and comparable state laws regulate emissions of air pollutants from various industrial sources, including compressor stations, and impose various monitoring, reporting, and in some cases, control requirements. Such laws and regulations may require pre-approval for the construction or modification of certain facilities expected to produce air emissions or result in an increase of existing air emissions. Such facilities must also comply with air permits containing various emission and operational limitations, or requiring the use of emission control or abatement technologies.

•
Toxic Substances Control Act (TSCA) – The TSCA addresses the production, importation, use, and disposal of specific chemicals and provides the EPA with authority to require reporting, record-keeping and testing requirements, and restrictions relating to chemical substances and mixtures. These include polychlorinated biphenyls (PCBs), asbestos, radon and lead-based paint.

•
The Clean Water Act (CWA) – The CWA and comparable state laws impose strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into or adjacent to waters of the U.S. The discharge of pollutants into regulated waters is generally prohibited, except in accordance with the terms of a permit issued by the EPA or a delegated state or federal agency. The CWA and regulations implemented also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit.

•
National Environmental Policy Act (NEPA) – Natural gas transportation activities can be subject to review under NEPA, or analogous federal or state requirements. NEPA requires federal agencies, including the Department of the Interior or the FERC, to evaluate agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that addresses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. The current activities of our pipeline systems, as well as any proposed plans for future activities, on federal lands are subject to the requirements of NEPA in connection with any new approval that is required for construction, operation or the use of federal lands.

•
The Endangered Species Act (ESA) – The ESA restricts activities that may affect endangered or threatened species or their habitats. The designation of previously unidentified or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected states.

Climate Change

•
Substantial uncertainty exists regarding the impact of new and proposed greenhouse gas (GHG) laws and regulations. We cannot estimate the effect of proposed legislation on our future financial position, results of operations or cash flow. However, such legislation could materially increase our operating costs, including our cost of environmental compliance by requiring us to install additional equipment and potentially purchase emissions allowances or other compliance instruments. Although many of these costs might be recoverable in the rates charged to our pipeline customers, recovery through these mechanisms is uncertain. Measures to address climate change through the

2011 ANNUAL REPORT 17

  regulation of GHG emissions are in various phases of development at international, federal, regional and state levels, a number of which are outlined below:

  •
  International Climate Change Measures – The current international framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets for developed countries for the 2008-2012 period. The U.S. has not ratified the Kyoto Protocol. Subsequent United Nations-sponsored negotiations in December 2010 have resulted in limited political agreement and a binding successor accord to the Kyoto Protocol has not been realized.

  •
  Climate Change Legislation – Federal, regional and state legislation to address climate change through the regulation of GHG emissions is in various stages of development. On the federal level, specific policy objectives and timing remain uncertain. However, on the state level, a number of states have joined regional GHG initiatives or have independently initiated programs that would mandate reductions in GHG emissions, primarily through regional GHG cap-and-trade programs, renewable energy portfolio standards, and/or efficiency standards. The principal effect of such programs is likely to be limited to a reduction in demand for natural gas deliveries, if the programs, in fact, reduce fossil fuel use. For example, in California, the Air Resources Board has implemented a cap-and-trade regulation that will (a) require large industrial users of fossil fuels to obtain allowances authorizing GHG emissions after January 1, 2012, and (b) impose allowance requirements upon natural gas importers commencing January 1, 2015. The costs of allowances could result in material reductions in demand for natural gas or in increased compliance costs for our pipeline systems. Because of the uncertainty of policy and regulatory compliance schemes, the future effects on our pipelines cannot be predicted.

  We believe that market-based legislation that sets a price on carbon emissions could increase demand for natural gas, because less GHG emissions are generated from the combustion of natural gas as compared to the combustion of coal and oil. The impact on demand will, however, depend on specific legislative provisions that are adopted, including the level of emissions caps, allowances granted, offset programs established, cost of emissions credits and incentives provided to competing fossil fuels and lower carbon technologies, like nuclear and renewable energy sources.

  •
  Federal Greenhouse Gas Regulations – In early 2011, the EPA finalized a Prevention of Significant Deterioration and Title V Greenhouse Gas "Tailoring Rule" to address how GHG emissions would be regulated under the CAA. Stationary sources of GHG emissions that are subject to these permitting requirements include engines and turbines located at compressor stations such as those operated by our pipeline systems. The Tailoring Rule establishes emissions thresholds and a phased timetable for permitting construction or modifications under the New Source Review Prevention of Significant Deterioration and operations under Title V Operating Permit programs. At this time, it is not anticipated that the costs will be material; however, many implementation details are unknown and are currently being addressed in industry discussions with the EPA. As clarity emerges regarding implementation of the Tailoring Rule, additional permitting requirements could result in additional costs and delays in completing projects.

  •
  Energy Legislation – On-going legislative and regulatory efforts to encourage the use of cleaner energy technologies at the federal, state and local levels are also in various stages of development, some in conjunction with current GHG emission efforts. Natural gas is a fossil fuel that is generally associated with lower GHG emissions as compared to other fossil fuels, such as coal or oil. Future regulatory developments could, therefore, have a positive impact on our pipeline systems to the extent that natural gas is positioned as a preferred fossil fuel. On the other hand, some proposals for renewable energy and efficiency standards at both the federal and state level would require a material increase of renewable sources, such as wind and solar power generation, and establish incentives for energy efficiency and conservation. Such proposals, if enacted, could negatively impact natural gas demand, and accordingly, our pipeline systems. The timing and specific policy objectives of an energy policy and incentives remain highly uncertain; we cannot predict the form of any new laws and regulations and cannot yet anticipate the precise impact on our pipelines systems or the demand for natural gas.

18 TC PIPELINES, LP

Safety Matters

Our pipeline systems are affected by existing and proposed pipeline safety regulations imposed by PHMSA with respect to pipeline design, installation, testing, construction, operation, replacement and management. As experienced by our Bison pipeline system in 2011, these regulations can impact our pipeline systems ability to operate. Following a line break on July 20, 2011, the Bison pipeline system was shut down for 33 days before PHMSA permitted the pipeline to return to service at reduced pressure, which allowed Bison to deliver approximately 60 percent of its contracted quantities. Bison received authorization from PHMSA to return to full service on October 8, 2011.

The Pipeline Safety Improvement Act of 2002 (Pipeline Safety Act) requires pipeline companies to perform baseline integrity assessments on pipeline segments that traverse densely populated areas or near sites that are specifically designated as high consequence areas (HCAs). On December 29, 2006, the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, referred to as PIPES of 2006, was enacted, which further amended the Pipeline Safety Act. Pipeline companies are required to perform the baseline integrity assessments within 10 years of the date of enactment and perform reassessments on a seven-year cycle. At this time, over 94 percent of the baseline assessments have been completed for our pipeline systems. The final baseline assessments are scheduled to be completed in 2012. Although only a small portion of our pipelines are in HCAs, approximately 60 percent of our pipeline systems have been in-line inspected as part of performing the baseline assessments. An additional 30 percent of our pipeline systems are inspected as part of the overall pipe integrity program. The remaining 10 percent of our pipeline systems currently do not require inspections. The requirement for inspections is reviewed and adjusted annually.

On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Pipeline Act) was enacted. The 2011 Pipeline Act reauthorized and amended the previous PIPES Act of 2006 and Pipeline Safety Act. The 2011 Pipeline Act reauthorizes the PHMSA federal pipeline safety programs through fiscal year 2015 and includes a number of additional provisions affecting pipeline owners and operators. Items that may have a material effect on pipeline owners and operators include increases to the cap on civil penalties for violators of pipeline regulations and additional civil penalties for obstructing investigations; a directive for PHMSA to develop regulations requiring the installation of automatic or remote control shut off valves for new or replaced transmission pipelines; a directive for PHMSA to establish requirements for gas transmission pipeline operators to confirm the physical and operation characteristics and their maximum allowable operating pressure (MAOP) for pipelines in more populated areas (class 3 and 4 locations) and HCAs; a directive that PHMSA issue regulations requiring gas transmission pipeline operators to report to PHMSA any pipeline segments with insufficient MAOP records; and a requirement that PHMSA issue regulations on testing of grandfathered or previously untested gas transmission pipelines.

PHMSA and the Comptroller General are also required by the 2011 Pipeline Act to conduct several studies and develop several reports over the next two years, some of which are a necessary prelude to additional rulemaking. These studies include a study on expanding Integrity Management Program (IMP) requirements outside of HCAs, and possibly eliminating Class Location requirements, as well as a report to Congress on using Risk Based Assessment Intervals for IMP.

In addition, there are various other ongoing legislative and regulatory measures proposed at the federal and state levels to increase pipeline safety. These legislative and regulatory policies, if enacted, may impact our pipeline systems, as well as other pipelines in the industry. While we believe that our pipeline systems are in substantial compliance with current applicable requirements, due to the possibility of these new or amended laws and regulations, there can be no assurance that future compliance with the requirements will not have a material adverse effect on our pipelines systems and the Partnership's financial position, results of operations and cash flows.

EMPLOYEES

We do not have any employees. We are managed and operated by our General Partner. Subsidiaries of TransCanada operate our pipelines systems pursuant to operating agreements.

2011 ANNUAL REPORT 19

AVAILABLE INFORMATION

We make available free of charge on or through our website (www.tcpipelineslp.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (SEC). Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the Audit Committee Charter of our General Partner are also available on our website under "Corporate Governance." We will also provide copies of these documents at no charge upon request. The information contained on our website is not part of this report.

Item 1A.    Risk Factors

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. Realization of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability to make distributions to our unitholders. Investors should review and carefully consider all of the information contained in this report, including the following discussion of risks when making investment decisions relating to our partnership.

RISKS RELATED TO OUR BUSINESS

The long-term financial condition of our pipeline systems, except Bison, North Baja and Tuscarora, is dependent on the continued availability of and demand for natural gas exiting the WCSB.

The long-term financial condition of our pipeline systems, except Bison, North Baja and Tuscarora is dependent on the continued availability of and demand for natural gas exiting the WCSB. For this reason, the continuous supply of gas exiting the WCSB is crucial to the long-term financial performance of these pipeline systems. Gas exiting the WCSB depends on numerous factors, including the demand for natural gas within Western Canada, WCSB natural gas production and natural gas prices. Western Canadian demand for natural gas is growing and is expected to continue to increase primarily as a result of increased demand for natural gas used to extract oil from the oil sands and to generate electricity. Higher Western Canadian demand may reduce the amount of natural gas available for flow on our pipeline systems.

As conventional natural gas production in the WCSB declines, the continued availability of gas exiting the WCSB will require the development of unconventional natural gas resources such as the Montney and Horn River formations in Western Canada. Additional sources of potential future supply also include proposed natural gas pipelines from the North Slope of Alaska and the Mackenzie Delta of Canada. The development of these resources or the completion of these projects may be affected by low natural gas prices or high exploration costs. The cancellation, changes in route or delays in the construction of such projects or the development of unconventional natural gas supplies could adversely affect gas exiting the WCSB and flowing on our pipeline systems in the long-term.

There are a number of pipelines and related LNG export terminals proposals currently under evaluation that could, if constructed, export gas from the WCSB (primarily the Montney and Horn River formations) from Canada's west coast beginning in the latter half of the decade. Unless there is a corresponding increase in the amount of natural gas production in the WCSB, there could be diminished gas volumes available to exit the WCSB on existing pipelines, including those owned by us.

Our financial performance depends to a large extent on the capacity contracted and rates charged on our pipeline systems. If the available supply of natural gas in the WCSB declines, existing shippers on Great Lakes, Northern Border, and GTN may decide not to renew their expiring contracts and we may not be able to find replacement shippers for

20 TC PIPELINES, LP

the lost capacity. The loss of contracted capacity or sale of capacity at unfavorable rates could adversely affect our financial position, results of operations and ability to make cash distributions.

Our pipeline systems may not be able to renew or replace expiring transportation contracts or do so at acceptable rates or for a long term.

Our primary exposure to market risk and competitive pressure occurs at the time existing shipper contracts expire and are subject to renegotiation and renewal. Customers may not renew their transportation contracts if the cost of delivered natural gas from other producing regions into the markets served by our pipeline systems is more economical than the cost of natural gas delivered by our pipeline systems. Our ability to extend and replace expiring contracts, particularly long-term firm contracts, on terms comparable to prior contracts or on any terms depends on this and other factors beyond our control, including:

•
the availability and supply of natural gas in Canada and the U.S.;
•
competition from alternative sources of supply;
•
competition from other existing or proposed pipelines;
•
contract expirations and capacity on competing pipelines;
•
changes in rates upstream or downstream of our pipeline systems, which can affect our pipeline systems' relative competitiveness in attracting volumes;
•
basis differentials between the market location and location of natural gas supplies;
•
the liquidity and willingness of shippers to contract for transportation services; and
•
regulatory developments.

Great Lakes, Northern Border and GTN are experiencing these competitive pressures and may continue to be affected by these factors as their long-term contracts expire. Ongoing competitive pressures could adversely affect the ability of Great Lakes, Northern Border and GTN to extend or replace expiring contracts on comparable terms, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make cash distributions.

Rates and other terms of service of our pipeline systems are subject to approval and potential adjustment by the FERC, which could limit their ability to recover all costs of operations.

Our pipeline systems are subject to extensive regulation over nearly every aspect of their business, including the rates that they can charge to shippers as well as their return on equity. Under the NGA, our rates must be just, reasonable and not unduly discriminatory. Actions by FERC could adversely affect the ability of our pipeline systems to recover all of their current or future costs and earn a reasonable rate of return.

If our pipeline systems do not make additional capital expenditures sufficient to offset depreciation expense, our rate base will decline and our earnings and cash flow will decrease over time.

Our pipeline systems are allowed to collect from their customers a return on their assets or "rate base" as reflected in their financial records, as well as recover a portion of that rate base over time through depreciation. In the absence of additions to the rate base through capital expenditures, the rate base will decline over time and revenue and cash flows associated with return on the rate base will likely decline.

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
•
legislative or regulatory action affecting demand for and supply of natural gas and the rates our pipeline systems are allowed to charge in relation to their operating costs;
•
the amount of our pipeline systems' operating costs; and
•
the ability of shippers to pay including meeting creditworthiness requirements.

2011 ANNUAL REPORT 21

If we do not successfully identify and complete expansion projects or make and integrate acquisitions that are accretive, our future growth may be limited.

Our strategy is to continue to grow the cash distributions on our common units by expanding our business. Our ability to grow depends on our ability to undertake acquisitions and organic growth projects, and the ability of our pipeline systems to complete expansion projects and make and integrate acquisitions that result in an increase in cash per common unit generated from operations. We may be unable to complete successful, accretive expansion projects or acquisitions for any of the following reasons:

•
an inability to identify attractive expansion projects or assets;
•
an inability to obtain necessary rights-of-way or governmental approvals.
•
an inability to successfully integrate the businesses we build or acquire;
•
an inability to raise financing for such expansion projects or acquisitions on economically acceptable terms;
•
an inability to access capital markets;
•
incorrect assumptions about volumes, reserves, revenues and costs, including synergies and potential growth; or
•
an inability to secure adequate customer commitments to use the newly expanded or acquired facilities.

Expansion projects or future acquisitions that appear to be accretive may nevertheless reduce our cash from operations on a per unit basis.

Even if we complete expansion projects or make acquisitions that we believe will be accretive, these expansion projects or acquisitions may nevertheless reduce our cash from operations on a per-unit basis. Any expansion project or acquisition involves potential risks, including, among other things:

•
an inability to complete expansion projects on schedule or within the budgeted cost due to the unavailability of required construction personnel, equipment or materials, and the risk of cost overruns resulting from inflation or increased costs of materials, labor and equipment;
•
a decrease in our liquidity as a result of using a significant portion of our available cash or borrowing capacity to finance the project or acquisition;
•
an inability to receive cash flows from a newly built or acquired asset until it is operational; and
•
unforeseen difficulties operating in new business areas or new geographic areas.

As a result, our new facilities may not achieve expected investment returns, which could adversely affect our results of operations, financial position or cash flows. If any expansion projects or acquisitions that we ultimately complete are not accretive to cash available for distribution, our ability to make distributions may be reduced.

We are exposed to credit risk when a shipper fails to perform its contractual obligations.

Our pipeline systems are subject to a risk of loss resulting from the nonperformance by a customer of its contractual obligations. Our exposure generally relates to receivables for services provided and future performance, over the remaining contract terms under firm transportation contracts. Our tariffs only allow us to require limited credit support in the event that our customers are unable to pay for our services. If a significant customer has credit or financial problems which result in a delay or failure to pay for services provided by us or contracted for with us, it could have a material adverse effect on our business and results of operations. In addition, as contracts expire, the failure of any of our customers could also result in the non-renewal of contracted capacity, which could have a material adverse effect on our business and results of operations.

Our pipeline systems are subject to operational hazards and unforeseeable interruptions that may not be covered by insurance.

Our pipeline systems are subject to inherent risks including earthquakes, adverse weather conditions and other natural disasters; terrorist activity or acts of aggression; damage to a pipeline by a third party excavation or construction; explosions, pipeline failures, mechanical and process safety failures; release of pollution or contaminants into the environment; and other environmental hazards. Each of these risks could result in damage to one of our pipeline systems, injuries to persons and property or business interruptions while any damaged pipeline is repaired or replaced, each of which could cause us to suffer a substantial loss of revenue and incur significant costs. In addition, if one of

22 TC PIPELINES, LP

our pipeline systems were to experience a serious pipeline failure, a regulator could require us to conduct extensive testing of the entire pipeline system or upgrade segments of a pipeline unrelated to the failure, which costs may not be covered by insurance or recoverable through rate increases.

Our pipeline systems' may experience significant costs and liabilities related to pipeline integrity testing programs and any necessary pipeline repairs, or preventative or remedial measures have and may continue to cause significant costs and liabilities.

The DOT and PHMSA have adopted regulations that require pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in HCAs, where a leak or rupture could do the most harm. The regulations require operators to perform ongoing assessments of pipeline integrity, identify applicable threats to pipeline segments that could affect HCAs, improve data collection and analysis, repair and remediate the pipeline as necessary and implement preventative and mitigating actions.

The results of the integrity management programs could cause our pipeline systems to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure their continued safe and reliable operation. Additionally, any failure to comply with the DOT and PHMSA regulations could subject our pipeline systems to penalties and fines.

The cost of additional integrity management requirements to our pipeline systems could have a material adverse effect on our results of operations or financial position and our ability to maintain current distribution levels.

Our pipeline systems' are regulated by federal, state and local laws and regulations that could impose costs for compliance with environmental protection.

Each of our pipeline systems are subject to federal, state and local environmental laws, regulations and enforcement policies and potential liabilities arising under or related to protection of the environment and natural resources.

Under certain environmental laws and regulations, we may be exposed to substantial liabilities for pollution or contamination that arise in connection with our operations. For instance, we may be required to obtain and maintain permits and approvals issued by various federal, state and local governmental authorities, limit or prevent releases of materials from our operations in accordance with these permits and approvals, or install pollution control equipment. In addition, various legislative and regulatory reforms associated with pipeline safety and integrity issues have been proposed, including reforms that would require increased periodic inspections. It is uncertain which proposed laws, regulations or reforms, if any, will be adopted and what impact they might ultimately have on our operations or financial results. Moreover, new environmental laws, regulations or enforcement policies could be implemented that significantly increase our pipeline systems' compliance costs or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material.

Climate change legislation or regulations restricting emissions of GHG could result in increased operating costs and variable demand for the natural gas services we provide.

In December 2009, as a result of a United States Supreme Court decision, the EPA determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to regulate GHG emissions under the CAA. Notably, the EPA has promulgated rules that monitor and regulate emissions of GHG from certain large stationary sources such as those found at pipeline compressor stations which became effective January 2, 2011. These rules are currently subject to a number of legal challenges which have been to date unsuccessful. In addition, certain states, some of which are in our areas of operation, have already taken legislative measures to reduce emissions of GHG.

The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emission control systems, to acquire emissions allowances or comply with new reporting requirements. Some proposed legislation and regulatory programs may not affect various

2011 ANNUAL REPORT 23

segments of the energy industry uniformly. For example, increased GHG restrictions on the coal-fired power industry may result in increased dependency and demand on the natural gas industry. Any such legislation or regulatory programs could also change the cost of consuming, and thereby change demand for, natural gas that we transport. Consequently, any legislation and regulatory programs to reduce GHG emissions could impact demand for natural gas and adversely affect our financial position and results of operations.

We make assumptions and develop expectations about possible expenditures related to safety and environmental matters based on current laws and regulations and current interpretations of those laws and regulations.

If the laws or regulations, or the interpretations of laws or regulations change, our assumptions may change. Our regulatory rate structure and our contracts with customers might not necessarily allow us to recover capital costs we incur to comply with new environmental and safety regulations. Also, we might not be able to obtain or maintain from time to time all required regulatory approvals for development of new projects or continued operation of existing pipeline systems. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with such approvals our pipeline systems could be prevented from operating or become subject to additional costs, resulting in potentially material adverse consequences to our results of operations.

Exposure to variable interest rates and general volatility in the financial markets and economy could adversely affect our business, our common unit price, results of operations, cash flows and financial condition.

As of December 31, 2011, $363.0 million of our total $742.5 million consolidated debt was subject to variable interest rates. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. From time to time, we may enter into interest rate swap arrangements which may increase or decrease our exposure to variable interest rates, but there is no assurance that these will be sufficient to offset rising interest rates.

For more information about our interest rate risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk."

Our pipeline systems' indebtedness may limit their ability to borrow additional funds, make distributions to us or capitalize on business opportunities.

As of December 31, 2011, Great Lakes, Northern Border, GTN and Tuscarora had $373.0 million, $472.6 million, $325.0 and $30.1 million of debt outstanding, respectively. Of the debt outstanding, Great Lakes and Tuscarora have $19.0 million and $3.1 million of debt maturing in 2012, respectively. Their respective levels of debt could have important consequences to each of them, including the following:

•
their ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
•
their need for cash to fund interest payments on the debt, reduces the funds that would otherwise be available for operations, future business opportunities and distributions to us;
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

In addition, under the terms of these financing arrangements, our pipeline systems are prohibited from making cash distributions during an event of default under their debt instruments. Under Great Lakes' debt instruments, Great Lakes has limitations on the level of indebtedness and has other restrictions, including a general prohibition against liens on pipeline facilities. Provisions in Northern Border's debt instruments limit its ability to incur indebtedness and engage in specific transactions. This could reduce its ability to capitalize on business opportunities that arise in the course of its

24 TC PIPELINES, LP

business. GTN's debt provisions contain limitations on debt secured by liens and sale-leaseback transactions, as well as restrictions on GTN's debt to capitalization ratio. Under Tuscarora's debt instruments, Tuscarora granted a security interest in its transportation contracts, which is available to noteholders upon an event of default. In addition, the Partnership's third party credit facility requires us to maintain certain financial ratios and contains restrictions on incurring additional debt and making distributions to unitholders.

Capital and credit market conditions may adversely affect our access to and cost of capital and credit.

We require regular access to capital and credit markets on acceptable terms in order to execute our business strategies, which include pursuing organic growth opportunities and accretive acquisitions and maximizing the value of our existing portfolio of pipeline systems. We also rely on access to capital and credit markets to meet our liquidity and capital resource requirements. Additionally, market conditions may impact our ability to access capital and credit markets for debt under reasonable terms. If conditions in the U.S. or global capital or credit markets undergo sustained volatility or significant deterioration, our cost of debt and equity capital could increase significantly and our access to capital markets could be adversely affected.

We do not own a controlling interest in Great Lakes, Northern Border, GTN or Bison, which limits our ability to control these assets to our benefit.

We do not own a controlling interest in Great Lakes, Northern Border, GTN or Bison, and are therefore unable to cause certain actions to occur without the agreement of the other owners. As a result, we may be unable to control the amount of cash distributions received from these assets or the cash contributions required to fund our share of their operations. The organizational documents of these assets require distribution of their available cash to their owners on a quarterly basis; however, in each case, available cash is reduced, in part, by appropriate reserves. Any disagreements with the other owners of these assets could adversely affect our ability to respond to changing economic or industry conditions, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders.

We are subject to pipeline safety laws and regulations, compliance with which can require significant expenditures, can increase our cost of operations and may affect or limit our business plans.

Our pipeline systems are subject to pipeline safety regulations administered by the PHMSA. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines. These regulations, among other things, include requirements to monitor and maintain the integrity of our pipelines. The regulations determine the pressures at which our pipelines can operate. Pipeline failures or failure to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by the PHMSA, which would reduce available capacity on our pipeline systems. Should any of these risks materialize, it could have a material adverse effect on our operations, financial condition, results of operations and cash flows.

Our pipeline systems do not own all of the land on which their pipelines and facilities are located, which could disrupt their operations.

Our pipeline systems do not own all of the land on which their pipelines and facilities are located, and they are, therefore, subject to the risk of increased costs to maintain necessary land use. They must either obtain the right from landowners or exercise the power of eminent domain in order to use most of the land on which our pipelines are constructed and operated. Their loss of these rights, through their inability to renew right-of-way contracts or otherwise or increased costs to renew such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.

2011 ANNUAL REPORT 25

RISKS INHERENT IN AN INVESTMENT IN THE PARTNERSHIP

Our indebtedness may limit our ability to obtain additional financing, making distributions or capitalizing on business opportunities. The conditions of the capital markets may adversely affect our ability to obtain credit or draw on our current credit facility.

As of December 31, 2011, the Partnership had $742.5 million of debt outstanding, including the revolving credit facility and Senior Notes. This level of debt could have important consequences to the Partnership including the following:

•
our ability to obtain additional financing, if necessary, for working capital, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
•
we will need a portion of our cash flow to make interest payments on the debt, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to our unitholders; and
•
our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend upon, among other things, the future financial and operating performance of our pipeline systems, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control.

If the financial institutions that have extended credit commitments to us and our pipeline systems are adversely affected by the conditions of the capital markets, they may become unable to fund borrowings under their credit commitments, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed.

In addition, our credit facilities contain restrictive covenants that may prevent us from engaging in certain transactions. These agreements require us to comply with various affirmative and negative covenants and maintain certain financial ratios. These restrictions and covenants include:

•
entering into mergers, consolidations and sales of assets;
•
granting liens;
•
making material amendments to the Partnership's Second Amended and Restated Agreement of Limited Partnership (Partnership Agreement);
•
incurring additional debt; and
•
making distributions to unitholders.

Any future debt may contain similar restrictions.

Our ability to make cash distributions is dependent primarily on our cash flow, financial reserves and working capital borrowings.

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

26 TC PIPELINES, LP

Increases in interest rates may cause the market price of our common units to decline.

An increase in interest rates may cause a corresponding decline in demand for equity investments, particularly yield-based equity investments such as our common units. Any such reduction in demand for our common units may cause the trading price of our common units to decline.

We do not have the same flexibility as corporations to accumulate cash and equity to protect against illiquidity in the future.

As a limited partnership, we are required by our Partnership Agreement to make quarterly distributions to our unitholders of all available cash, reduced by any amounts of reserves for commitments and contingencies, including capital and operating costs and debt service requirements. The value of our units and other limited partner interests may decrease in direct correlation with decreases in the amount we distribute per common unit. Accordingly, if we experience a liquidity problem in the future, we may not be able to recapitalize by issuing more equity.

Unitholders have limited voting rights and are not entitled to elect our General Partner or its board of directors.

The General Partner is our manager and operator. Unlike the stockholders in a corporation, holders of our common units have only limited voting rights on matters affecting our business. Unitholders have no right to elect our General Partner or its board of directors. The board of directors of our General Partner, including the independent directors, are appointed by its parent company and not by the unitholders.

As a result of these limitations, the price at which the common units will trade could be diminished because of the absence of a takeover premium in the trading price.

Even if unitholders are dissatisfied, they cannot initially remove our General Partner without its consent.

Our General Partner may not be removed except by the vote of the holders of at least 66 2/3 percent of the outstanding common units and upon the election of a successor General Partner by the vote of the holders of a majority of the outstanding common units. These required votes would include the votes of common units owned by our General Partner and its affiliates. The ownership of an aggregate of approximately 32 percent of the outstanding common units by our General Partner and its affiliates has the practical effect of making removal of our General Partner difficult.

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

As a result of these limitations, the price at which the common units will trade could be diminished because of the absence of a takeover premium in the trading price.

Our Partnership Agreement restricts voting and other rights of unitholders owning 20 percent or more of our common units.

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

2011 ANNUAL REPORT 27

We may issue additional common units without unitholder approval, which would dilute the existing unitholders' ownership interests. In addition, issuance of additional common units may increase the risk that we will be unable to pay the full minimum quarterly distribution on all common units.

Our General Partner can cause us to issue additional common units, without the approval of unitholders, in the following circumstances:

•
under employee benefit plans, unless required by the NYSE;

•
upon conversion of the general partner interests and incentive distribution rights into common units as a result of the withdrawal of our General Partner; or

•
in connection with acquisitions or capital improvements.

In addition, we may issue an unlimited number of limited partner interests of any type without the approval of the unitholders. Based on the circumstances of each case, the issuance of additional common units or securities ranking senior to or on parity with the common units may dilute the value of the interests of the then-existing holders of common units in the net assets of the Partnership and dilute the interests of unitholders in distributions by the Partnership. Our Partnership Agreement does not give the unitholders the right to approve the issuance by us of equity securities ranking junior to the common units at any time.

Any increase in the number of outstanding common units will increase the percentage of the aggregate minimum quarterly distribution payable to the common unitholders, which will in turn have the effect of increasing the risk that we will be unable to pay the minimum quarterly distribution in full on all the common units.

Unitholders may not have limited liability in some circumstances.

A general partner generally has unlimited liability for the obligations of a limited partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. We are organized under Delaware law and conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. Our unitholders could be liable for any and all of our obligations as if our unitholders were a general partner if a court or government agency determined that:

•
the Partnership had been conducting business in any state without compliance with the applicable limited partnership statute; or

•
the right or the exercise of the right by the unitholders as a group to remove or replace our General Partner, to approve some amendments to the Partnership Agreement or to take other action under the Partnership Agreement constituted participation in the "control" of the Partnership's business.

In addition, under some circumstances, such as an improper cash distribution, a unitholder may be liable to the Partnership for the amount of a distribution for a period of three years from the date of the distribution.

Our General Partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates own 80 percent or more of the common units, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or us, to acquire all of the remaining common units held by unaffiliated persons at a price generally equal to the then current market price of the common units. As a consequence, unitholders may be required to sell their common units at a time when they may not desire to sell them or at a price that is less than the price they would desire to receive upon sale. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2011, the General Partner and its affiliates own approximately 32 percent of our outstanding common units.

28 TC PIPELINES, LP

TransCanada, through its subsidiaries, controls our General Partner, which has responsibility for conducting our business and managing our operations. Our General Partner and its affiliates have limited fiduciary responsibilities and may have conflicts of interest with respect to our Partnership, and they may favor their own interests to the detriment of our unitholders.

The directors and officers of our General Partner and its affiliates have duties to manage the General Partner in a manner that is beneficial to its stockholders. At the same time, our General Partner has duties to manage the Partnership in a manner that is beneficial to us. Therefore, our General Partner's duties to us may conflict with the duties of its officers and directors to its stockholders. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Such conflicts may include, among others, the following situations:

•
our General Partner is allowed to take into account the interests of parties other than us, such as TransCanada and its affiliates, in resolving conflicts of interest;

•
TransCanada, through wholly-owned subsidiaries, is the operator of all of our pipeline systems. This operator role along with its ownership interests in some of our pipeline systems may influence TransCanada to make decisions that may conflict as operator and/or owner of these systems;

•
our General Partner and its affiliates are not limited in their ability to compete with us;

•
some officers of our General Partner who provide services to us may also devote significant time to the business of TransCanada and may be compensated by TransCanada for the services rendered to it;

•
our General Partner may limit our liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that might, without the limitations, constitute breaches of fiduciary duty. As a result of purchasing our units, unitholders are deemed to consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law; and

•
our General Partner controls the enforcement of obligations owed to us by our General Partner and its affiliates.

Costs reimbursed to our General Partner are determined by our General Partner and may be substantial which could reduce our earnings and cash available for distribution.

Prior to making any distribution on the common units, we reimburse our General Partner and its affiliates, including officers and directors of the General Partner, for all expenses incurred by our General Partner and its affiliates on our behalf. During the year ended December 31, 2011, we paid fees and reimbursements to our General Partner in the amount of $2.2 million (2010 – $2.2 million). Our General Partner in its sole discretion determines the amount of these expenses. In addition, our General Partner and its affiliates may provide us services for which we will be charged reasonable fees as determined by the General Partner. The reimbursement of expenses and the payment of fees could adversely affect our ability to make distributions.

TAX RISKS

Our tax treatment depends on our status as a partnership for federal income tax purposes. The Internal Revenue Service (IRS) could treat us as a corporation, which would substantially reduce the cash available for distribution to unitholders.

The anticipated after-tax benefit of an investment in us depends largely on our classification as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income taxes on our taxable income at the applicable corporate tax rate, which is currently a maximum of 35 percent, and we would likely have to pay state income taxes at varying rates. Distributions would generally be taxed again to unitholders as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Because a tax would be imposed upon us as an entity, the cash available for distribution to unitholders would be substantially

2011 ANNUAL REPORT 29

reduced. Our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of the common units.

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

Our pipeline systems are held in operating partnerships or limited liability companies, which are generally treated as flow-through entities for income tax purposes, and as such the income from our pipeline systems generally has not been subject to income tax at the entity level. Several states have either adopted or may be evaluating a variety of ways to subject partnerships to entity level taxation. Imposition of such taxes on our pipeline systems will reduce the cash available for distribution to us and for other business needs by our pipeline systems, and adversely affect the amount of funds available for distribution to our unitholders.

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

Because unitholders are treated as partners to whom we allocate taxable income which could be different in amount than the cash distributed, unitholders may be required to pay federal income taxes and, in some cases, state and local income taxes on their allocable share of our income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions equal to their allocable share of our taxable income or even the tax liability that results from that income.

Tax gains or losses on the disposition of common units could be different than expected.

If unitholders sell their common units, they will recognize a taxable gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions in excess of the total net taxable income that a unitholder was allocated for a common unit, which distributions decreased the unitholder's tax basis in that common unit, will, in effect, become taxable income if the common unit is sold at a price greater than their tax basis in that common unit, even if the price is less than the original cost. A substantial portion of the amount realized on the

30 TC PIPELINES, LP

sale of common units, whether or not representing a gain, may be ordinary income to unitholders due to potential recapture of items such as depreciation recapture. If the IRS were to successfully contest some conventions we use, unitholders could recognize more taxable gain on the sale of common units than would be the case under those conventions without the benefit of decreased taxable income in prior years.

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

In addition to federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. We may be required to withhold income taxes with respect to income allocable or distributions made to our unitholders. In addition, unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of the jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We currently own assets and

2011 ANNUAL REPORT 31

conduct business in Arizona, California, Idaho, Illinois, Indiana, Iowa, Michigan, Minnesota, Montana, Nebraska, Nevada, North Dakota, Oregon, South Dakota, Texas, Washington, Wisconsin and Wyoming. Should we make acquisitions or expand our business, we may own assets or conduct business in additional states. Most of these states currently impose personal income taxes on individuals. Generally, these states also impose income taxes on corporations and other entities. It is the unitholders' responsibility to file all required U.S. federal, state and local tax returns. Counsel has not rendered an opinion on the state or local tax consequences of an investment in us.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

A description of the location and general character of our principal physical properties is included in Item 1. "Business" and is incorporated herein by reference.

We believe that our pipeline systems hold all rights, titles and interests in their respective pipeline systems. With respect to real property, our pipeline systems own or lease sites for compressor stations, meter stations, pipeline field offices and microwave towers. Our pipeline systems are constructed and operated on land owned by third parties governmental authorities and others pursuant to leases, easements, rights-of-way, permits and licenses. We believe that our pipeline systems' properties are adequate and suitable for the conduct of their business in the future.

Great Lakes – Approximately 74 miles of Great Lakes' pipeline system is located within the boundaries of three Indian reservations: the Leech Lake Chippewa Indian Reservation and the Fond du Lac Chippewa Indian Reservation in Minnesota, and the Bad River Chippewa Indian Reservation in Wisconsin. In 1968, Great Lakes obtained right-of-way access across allotted lands located within each reservation's boundaries. All of the allotted lands are subject to a 50-year easement granted by the Bureau of Indian Affairs (BIA) for and on behalf of the individual Indian owners or the reservations. These tracts are subject to right-of-way permits issued by the BIA that expire in 2018. Also, the Great Lakes pipeline crosses approximately 1,000 feet in two tracts in lower Michigan, which are located within the Chippewa Indian Reservation under perpetual easements.

Northern Border – Approximately 90 miles of Northern Border's pipeline system is located within the boundaries of the Fort Peck Indian Reservation in Montana. In 1980, Northern Border entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive Board on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation. This pipeline right-of-way lease granted Northern Border the right to construct and operate its pipeline on certain tribal lands. The pipeline right-of-way lease was for a term which extended until April 2011, with an option to renew the pipeline right-of-way lease through 2061. Northern Border exercised the option to renew on February 15, 2011. In conjunction with obtaining right-of-way access across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, Northern Border also obtained right-of-way access across allotted lands located within the reservation boundaries. Most of the allotted lands are subject to a perpetual easement granted by the BIA for and on behalf of the individual Indian owners or obtained through condemnation. Several tracts are subject to a right-of-way grant that expires in 2015.

Item 3.    Legal Proceedings

We are involved in various legal proceedings that arise in the ordinary course of business, as well as proceedings that we consider material under federal securities regulations. Information regarding certain GTN and Tuscarora proceedings

32 TC PIPELINES, LP

described in Item 1. "Business – Government Regulation – FERC Rate Proceedings" is incorporated herein by reference. We are also a party to the following legal proceedings:

Great Lakes v. Essar Steel Minnesota LLC, et al. – On October 29, 2009, Great Lakes filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC and certain Essar affiliates (collectively, "Essar") for breach of contract. The proceeding relates to a transportation service agreement executed in September 2006 pursuant to which Great Lakes agreed to transport natural gas on a firm basis to a yet-to-be constructed facility of Essar for a term that started on July 1, 2009 and ends on March 31, 2024. Essar did not construct the facility and has refused to honor their contractual obligations, in particular required monthly payments. Great Lakes is seeking recovery of approximately $33.0 million for past and future payments due under the agreement. On May 25, 2010, Essar filed a counterclaim against Great Lakes and third party claims against the Partnership and several affiliates seeking a declaratory judgment delaying Essar's duty to perform under the agreement until the Essar facility is constructed and ready to accept delivery of natural gas. Essar also seeks recovery of approximately $0.6 million drawn by Great Lakes under a letter of credit based on a claim of conversion. The case is currently in the discovery phase.

State of South Dakota Use Tax Appeal – On February 28, 2011, the State of South Dakota assessed use tax in the amount of approximately $5.7 million on Northern Border for shipper supplied natural gas used to fuel compressors on Northern Border's pipeline system from July 1, 2007 to December 31, 2010. Northern Border recorded a liability of $7.4 million, including interest, in 2011 related to this matter. In November 2011, Northern Border filed a Request for Hearing with the South Dakota Department of Revenue to protest the assessment.

GTN and North Baja Pipeline v. Rolls-Royce Energy Systems, Inc. – On July 27, 2009, North Baja and GTN filed an arbitration proceeding with American Arbitration Association in Portland, Oregon seeking approximately $26 million in damages related to performance, integrity and reliability issues associated with certain equipment purchased from Rolls Royce Energy Systems, Inc. (RREI). GTN and North Baja allege that equipment purchased from RREI in 2001 is defective and that RREI breached its contract and warranties. The arbitration is in the discovery phase. We cannot determine the outcome of this proceeding or the amount of any potential recovery, if any. In the event of a recovery, GTN will not receive any portion of the award due to the assignment of its rights to recovery to an affiliate.

EPA Request for Information under CAA – By letter dated December 28, 2009, the EPA required Great Lakes to provide information regarding its natural gas compressor stations in the states of Minnesota, Wisconsin and Michigan as part of the EPA's investigation of Great Lakes compliance with the CAA. On May 28, 2010, Great Lakes submitted its response to the EPA and subsequently responded to a request from the EPA dated July 26, 2010 on information regarding one natural gas compressor station located in Minnesota. In May 2011, the EPA required Great Lakes to provide additional information regarding a natural gas compressor station located in Minnesota, as well as information regarding other natural gas compressor stations in the states of Minnesota and Michigan. The potential effects on Great Lakes that may arise as a result of this information request or the underlying compliance review are not determinable at this time.

2011 ANNUAL REPORT 33

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 21, 2012, there were 63 registered holders of common units and approximately 23,644 beneficial owners of common units, including common units held in street name. Our common units were listed on the NASDAQ Global Select Market (NASDAQ) under the symbol "TCLP" from May 1999 to December 11, 2011. On December 12, 2011, our common units commenced trading on the NYSE under the new symbol "TCP."

We currently have 53,472,766 common units outstanding, of which 36,387,935 are held by the public, 11,287,725 are held by TransCan Northern Ltd. (TransCan Northern), an indirect wholly-owned subsidiary of TransCanada and 5,797,106 are held by our General Partner. The common units represent a 98 percent limited partner interest. Our General Partner holds an aggregate two percent general partner interest.

The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported by the NASDAQ and the NYSE, as applicable, and the amount of cash distributions per common unit declared with respect to the corresponding periods. Cash distributions are paid within 45 days after the end of each quarter to unitholders of record as of the record date.

	Price Range		Cash Distributions Declared per
	High	Low	Common Unit

2011
First Quarter	$54.95	$50.02	$0.750
Second Quarter	$52.55	$43.24	$0.770
Third Quarter	$49.04	$39.24	$0.770
Fourth Quarter	$48.36	$41.61	$0.770
2010
First Quarter	$38.09	$34.40	$0.730
Second Quarter	$40.96	$34.72	$0.730
Third Quarter	$46.50	$40.35	$0.750
Fourth Quarter	$52.00	$46.21	$0.750

On February 14, 2012, we paid a cash distribution of $42.0 million to unitholders and the General Partner, representing a cash distribution of $0.77 per common unit for the quarter ended December 31, 2011. The distribution was allocated in the following manner: $41.2 million to the unitholders as of the close of business on January 31, 2011 (including $4.5 million to the General Partner as holder of 5,797,106 common units and $8.7 million to TransCanada as indirect holder of 11,287,725 common units), and $0.8 million to the General Partner in respect of its two percent general partner interest. In 2011, the Partnership made cash distributions to unitholders and the General Partner that amounted to $154.8 million compared to $138.7 million in 2010.

Cash Distribution Policy

Pursuant to the Partnership Agreement, the General Partner receives two percent of all cash distributions in regard to its general partner interest and is also entitled to incentive distributions as described below. The unitholders receive the remaining portion of the cash distribution. Our quarterly cash distributions to the unitholders comprise all of our Available Cash. Available Cash is defined in the Partnership Agreement and generally means, with respect to any quarter, all cash on hand at the end of a quarter less the amount of cash reserves that are necessary or appropriate, in the reasonable discretion of the General Partner, to:

•
provide for the proper conduct of our business (including reserves for future capital expenditures and for anticipated credit needs);

34 TC PIPELINES, LP

•
comply with applicable laws or any debt instrument or other agreement to which we are subject; and

•
provide funds for cash distributions to unitholders and the General Partner in respect of any one or more of the next four quarters.

Incentive Distributions

The incentive distribution provisions of the Partnership Agreement were amended in July 2009. As a result, the General Partner receives 15 percent of quarterly amounts distributed in excess of $0.81 per common unit, and a maximum of 25 percent of quarterly amounts distributed in excess of $0.88 per common unit, provided the balance has been first distributed to unitholders on a pro rata basis. The amounts that trigger incentive distributions at various levels are subject to adjustment in certain events, as described in the Partnership Agreement. In 2011 and 2010, we paid no incentive distributions to our General Partner.

Additional information about our cash distributions is included in Item 7. "Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" and Item 13. "Certain Relationships and Related Transactions, and Director Independence."

Item 6.    Selected Financial Data

The selected financial data should be read in conjunction with the financial statements, including the notes thereto, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(millions of dollars, except per common unit amounts)	2011(a)	2010	2009(b)	2008(b)	2007(b)(c)

Income Data (for the year ended December 31)
Equity income from unconsolidated affiliates	153.5	126.0	99.4	122.6	110.2
Transmission revenues	70.4	69.1	67.9	64.5	49.8
Financial charges and other	(28.0)	(25.6)	(29.3)	(34.6)	(38.7)
Net income	157.4	137.1	106.1	123.0	94.7
Basic and diluted net income per common unit	$3.02	$2.91	$2.34	$2.73	$2.48

Cash Flow Data (for the year ended December 31)
Cash distribution declared per common unit	$3.060	$2.960	$2.895	$2.815	$2.630

Balance Sheet Data (at December 31)
Total assets	2,082.0	1,650.5	1,675.1	1,701.1	1,732.4
Long-term debt (including current maturities)	742.5	513.9	541.3	536.8	573.4
Partners' equity	1,333.0	1,112.5	1,103.5	875.6	900.1
(a)
2011 net income includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to December 31, 2011.

(b)
The acquisition of North Baja from TransCanada in July 2009 was accounted for as a transaction between entities under common control, whereby the assets and liabilities of North Baja were recorded at TransCanada's carrying value and the Partnership's historical financial information was recast to include North Baja for all periods presented on a consolidated basis.

(c)
The Partnership acquired a 46.45 percent interest in Great Lakes on February 22, 2007.

2011 ANNUAL REPORT 35

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis is intended to give our unitholders an opportunity to view the Partnership through the eyes of our management. We have done so by providing management's current assessment of, and outlook of the business of the Partnership. Our discussion and analysis includes the following:

•
EXECUTIVE OVERVIEW;

•
HOW WE EVALUATE OUR OPERATIONS;

•
RESULTS OF OPERATIONS;

•
LIQUIDITY AND CAPITAL RESOURCES;

•
CRITICAL ACCOUNTING ESTIMATES;

•
CONTINGENCIES; and

•
RELATED PARTY TRANSACTIONS.

The following discussion and analysis should be read in conjunction with Item 8. "Financial Statements and Supplementary Data."

EXECUTIVE OVERVIEW

We earned $157.4 million or $3.02 per unit in 2011 compared to $137.1 million or $2.91 per unit in 2010. With the addition of the GTN and Bison pipelines, which are both underpinned by long-term contracts, we grew our asset base by 26 percent to $2.1 billion in 2011. Cash distributions paid increased 16 percent to $154.8 million while distributable cash flow also increased 23 percent to $222.4 million creating a solid foundation for sustainable future cash distributions. Excluding the $20 million one-time cash distribution from GTN, our cash distribution coverage ratio remained solid with 1.31 times coverage.

In May 2011, we acquired a 25 percent membership interest in each of GTN and Bison from subsidiaries of our sponsor, TransCanada, for a total purchase price of $605 million. Both pipelines are backed by long-term contracts which are expected to increase the stability of our revenues and cash flow.

In May 2011, we raised net proceeds of $337.6 million in a 7.3 million, common unit equity offering associated with the GTN and Bison acquisitions. In June 2011, we raised $350.0 million through the issuance of long-term debt at a 4.65 percent coupon rate in our first public debt offering. In July 2011, we amended our revolving credit and term loan agreement (Senior Credit Facility) increasing the revolving credit facility to $500 million plus a $250 million accordion feature that is subject to lenders approval. As of December 31, 2011, we had no amounts hedged by interest rate swaps.

In November 2011, GTN received approval of the GTN Settlement from the FERC effective January 1st, 2012. GTN's new rates are higher than its previous rates however, because of lower contracted capacity GTN's 2012 revenue could be lower than 2011 by as much as approximately $5 million, potentially offset by additional sales of discretionary volumes.

In December 2011, Tuscarora filed a settlement agreement with the FERC that, if approved, will resolve a challenge to its currently effective rates. The agreement is subject to FERC approval and is expected to reduce Tuscarora's revenue by approximately $6.0 million relative to 2011. Net income is expected to be reduced by $3 million as a result of lower depreciation rates and the lower revenue.

Great Lakes continues to experience a trend towards shorter term transportation contract periods. Since November 1, 2010, Great Lakes' largest shipper, TransCanada PipeLines Limited (TCPL), has reduced its forward long-haul commitment from approximately 1,300 MDth/d to 673 MDth/d as of November 1, 2011. The contractual commitment will reduce to 100 MDth/d as of November 1, 2012. At the same time, TCPL increased their annual backhaul contract volumes from 313 MDth/d currently to 474 MDth/d effective November 1, 2012.

36 TC PIPELINES, LP

Factors That Impact Our Business

Supply

The primary source of natural gas transported by our pipeline systems, excluding Bison and North Baja is the WCSB. However, our pipeline systems have other available sources of supply, including Rocky Mountain natural gas available to Tuscarora through its connection to the Ruby pipeline. Gas exiting the WCSB is dependent upon natural gas production levels, demand for natural gas in Western Canada, including increased demand from the oilsands and the volume of natural gas injected into natural gas storage in Western Canada. Despite declines in conventional drilling activity in the WCSB in recent years, we expect drilling from the lower cost unconventional resources, including shale gas and tight gas, to increase. The ultimate supply potential of the WCSB has improved due to access to developing unconventional resources. In particular, the Horn River and Montney shale plays have demonstrated encouraging results which are expected to improve supply available from the WCSB in 2012 and beyond. In the longer term, reserves from northern natural gas may increase the supply coming out of the WCSB. Due to growth in unconventional production, the total WCSB production increased slightly in 2011 and is expected to also show modest growth in 2012.

Demand

Prevailing market conditions and dynamic competitive factors in North America, including increasing shale gas production in the U.S., have and will continue to impact the value of transportation on our pipeline systems and their ability to market available capacity. Our pipeline systems actively market their available capacity and work closely with customers, including natural gas producers and end users, to ensure our pipelines are offering attractive services and competitive rates.

Demand for natural gas is impacted by a variety of factors including weather conditions, economic conditions, government regulations and the availability and price of alternative energy sources. North American natural gas demand in 2011 remained relatively flat compared to 2010 levels. Despite a slight rebound in economic activity, factors such as weather and strong hydroelectric generation in western markets limited the amount of natural gas demand in 2011. Natural gas demand in 2012 is anticipated to grow with the economic recovery and also increase due to the expectation of a low gas price environment and a return to normal hydroelectric conditions. In the longer term, it is expected that demand for natural gas will continue to improve modestly with the majority of the growth in demand resulting from increased demand for natural gas-fired electric power generation and for use in the industrial sector.

Competition

Due to excess pipeline capacity, there is currently increased competition amongst natural gas pipelines for the transportation of gas exiting the WCSB and other supply regions served by our pipeline systems.

Contracting

The majority of revenue from GTN, Bison, North Baja and Tuscarora is underpinned by long-term contracts. Great Lakes and Northern Border have a combination of long-term and short-term contracts as well as portions of available capacity.

Historically, our revenues have been stable due to our portfolio of long-term firm contracts. Our financial results in the future will be subject to changes in supply and demand, regulatory actions in regards to the rates charged to customers, and the trend toward short-term contracts. The demand for transportation services on our pipeline systems is dependant on numerous factors including the level of supply and demand for natural gas, weather, natural gas storage inventory levels, the price of natural gas, and the general strength of the economy.

2011 ANNUAL REPORT 37

Outlook of Our Business

Our pipelines' operating results may be impacted by expiration of long-term contracts, competition for supply, the price of supply, and decisions regarding rate proceedings that affect rates in 2012 and beyond. The revenues for our pipeline systems are subject to FERC approval or settlements affecting existing rates. Revenue beyond 2012 for Northern Border will be impacted by the rates established in a rate case that it is required to file on or before December 31, 2012. The rates established in the rate case will reflect Northern Border's rate base, revenue requirement, depreciation and contract levels at the time of the filing. These factors could result in a change in the rates charged by Northern Border beginning in 2013 and beyond.

Although Great Lakes has historically been fully contracted, Great Lakes currently has approximately 75 percent of its long-haul capacity contracted through to October 31, 2012. Great Lakes' ability to sell its current and future available capacity will depend on future market conditions which are impacted by a number of factors including, weather for the remainder of the winter and into the summer months, levels of natural gas in storage, the price of natural gas liquids and the associated impact to North American natural gas production, and the level of the Mainline's tolls.

As a result of recent re-contracting activity, Northern Border's long-haul capacity is substantially contracted through March 2013.

GTN, Bison, North Baja, and Tuscarora are expected to provide relatively stable revenues as the contracted capacity on these pipelines are primarily underpinned by long-term firm contracts.

Our floating rate debt is subject to changes in interest rates. Based on our expectation of interest rates and debt levels of the Partnership, we expect to realize lower financial charges in the next 12 months.

HOW WE EVALUATE OUR OPERATIONS

We evaluate our business primarily on the basis of the underlying operating results for each of our pipeline systems, along with a measure of Partnership cash flows. This measure does not have any standardized meaning prescribed by U.S. generally accepted accounting principles (GAAP). It is, therefore, considered to be a non-GAAP measure and is unlikely to be comparable to similar measures presented by other entities. Partnership cash flows include cash distributions from the Partnership's equity investments, Great Lakes, Northern Border, GTN and Bison plus operating cash flows from the Partnership's wholly-owned subsidiaries, North Baja and Tuscarora, net of Partnership costs and distributions declared to the General Partner. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – LIQUIDITY AND CAPITAL RESOURCES – Partnership Cash Flows".

RESULTS OF OPERATIONS

Our general partner interests in Great Lakes, Northern Border, GTN and Bison, and ownership of North Baja and Tuscarora were our only material sources of income in 2011. Therefore, our results of operations and Partnership cash flows were influenced by and reflect the same factors that influenced the financial results of Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora. See Item 1. "Business."

Net Income

The Partnership uses the non-GAAP financial measure "Net income prior to recast" as a financial performance measure. Net income prior to recast excludes North Baja's net income for periods prior to July 1, 2009, the date on which the Partnership acquired North Baja. The acquisition of North Baja from TransCanada was accounted for as a transaction under common control, whereby the Partnership's historical financial information was recast to include the net income of North Baja for all periods presented, which included income which did not accrue to the Partnership's general partner interest or to the Partnership's common units, but rather accrued to North Baja's former parent.

38 TC PIPELINES, LP

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

Partnership Results of Operations

(millions of dollars)	2011	2010	2009

Equity earnings:
Great Lakes	59.5	58.7	59.1
Northern Border	75.5	67.3	40.3
GTN(a)	11.5	–	–
Bison(a)	7.0	–	–
Net income from Other Pipes(b)(c)	40.9	36.9	28.0
Partnership expenses	(37.0)	(25.8)	(29.6)

Net income prior to recast	157.4	137.1	97.8

North Baja's contribution prior to acquisition	–	–	8.3

Net Income	157.4	137.1	106.1

(a)
Represents equity earnings from May 3, 2011, date of acquisition, to December 31, 2011.

(b)
"Other Pipes" includes the results of North Baja and Tuscarora.

(c)
The acquisition of North Baja from TransCanada in July 2009 was accounted for as a transaction between entities under common control, whereby the assets and liabilities of North Baja were recorded at TransCanada's carrying value and the Partnership's historical financial information was recast to include North Baja for all periods presented on a consolidated basis.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Net income increased $20.3 million to $157.4 million in 2011 compared to $137.1 million in 2010. This increase was primarily due to higher equity income from Northern Border, earnings from the 25 percent membership interests in GTN and Bison, which were acquired in May 2011, and higher net income from Other Pipes partially offset by higher Partnership expenses.

Equity income from Great Lakes was $59.5 million in 2011, an increase of $0.8 million compared to 2010. The increase in equity income was primarily due to the cumulative impact of a Michigan tax law change eliminating Michigan Business Tax (MBT) at the partnership level and the positive impact to earnings from depreciation rate reductions arising from the Section 5 rate case settlement in May 2010. These increases were partially offset by decreased transmission revenues resulting from unsold capacity and by higher operating expenses.

Equity income from Northern Border was $75.5 million in 2011, an increase of $8.2 million compared to 2010. The increase in equity income was primarily due to increased revenue from transportation sales.

Net income from Other Pipes, which includes results from North Baja and Tuscarora, was $40.9 million in 2011, an increase of $4.0 million compared to 2010. This increase was primarily due to lower financial charges from Tuscarora as a result of lower average debt outstanding and lower average interest rates attributable to the refinancing of a portion

2011 ANNUAL REPORT 39

of senior notes in December 2010 and higher revenues from North Baja due to the Yuma Lateral, which was completed in March 2011.

Costs at the Partnership level increased $11.2 million to $37.0 million in 2011 compared to 2010. This increase was primarily due to costs incurred relating to the GTN and Bison acquisitions along with higher financial charges in 2011 resulting from higher average debt outstanding.

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Net income increased $31.0 million to $137.1 million in 2010 compared to $106.1 million in 2009. Excluding the contribution from North Baja prior to the acquisition, net income prior to recast increased $39.3 million to $137.1 million in 2010 compared to $97.8 million in 2009. This increase was primarily due to increased equity income from Northern Border, higher net income from Other Pipes and lower Partnership expenses.

Equity income from Great Lakes was $58.7 million in 2010, a decrease of $0.4 million compared to $59.1 million in 2009. The decrease in equity income was primarily due to decreased transmission revenues, partially offset by depreciation rate reductions from the Great Lakes Settlement and by lower operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity include distributions received from our investments in unconsolidated affiliates, operating cash flows from North Baja and Tuscarora, public offerings of debt and equity and our bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions primarily with operating cash flow. Long-term capital needs may be met through the issuance of long-term debt and/or equity.

We expect to be able to fund our liquidity requirements over the next twelve months. The reduction in long-term firm contracts underpinning revenues on Great Lakes beyond 2012 is consistent with the industry trend towards short-term contracting, and may result in lower or volatile revenues. Management cannot estimate the impact this will have on cash flows.

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

The Partnership calculates Partnership cash flows as net income, less North Baja's net income contribution prior to acquisition, plus operating cash flows from the Partnership's wholly-owned subsidiaries, North Baja and Tuscarora, and cash distributions received in excess of equity income from the Partnership's equity investments, Great Lakes, Northern Border, GTN and Bison, net of distributions declared to the General Partner. Partnership cash flows before General Partner distributions represent Partnership cash flows prior to distributions declared to the General Partner.

Partnership cash flows and Partnership cash flows before General Partner distributions are provided as a supplement to GAAP financial results and are not meant to be considered in isolation or as substitutes for financial results prepared in accordance with GAAP.

40 TC PIPELINES, LP

Non-GAAP Measures
Reconciliations of Net Income to Net Income Prior to Recast and Partnership Cash Flows

Year Ended December 31 (millions of dollars except per common unit amounts)	2011	2010	2009

Net income(a)(b)	157.4	137.1	106.1
North Baja's contribution prior to acquisition(b)	–	–	(8.3)

Net income prior to recast	157.4	137.1	97.8

Add:
Cash distributions from Great Lakes(c)	72.9	69.2	72.5
Cash distributions from Northern Border(c)	99.1	86.0	75.7
Cash distributions from GTN(c)	32.6	–	–
Cash distributions from Bison(c)	5.6	–	–
Cash flows provided by Other Pipes' operating activities	52.3	53.5	39.4

	262.5	208.7	187.6
Less:
Equity earnings from unconsolidated affiliates	(153.5)	(126.0)	(99.4)
Other Pipes' net income	(40.9)	(36.9)	(28.0)

	(194.4)	(162.9)	(127.4)

Partnership cash flows before General Partner distributions	225.5	182.9	158.0
General Partner distributions(d)	(3.1)	(2.8)	(7.8)

Partnership cash flows	222.4	180.1	150.2

Cash distributions declared	(161.4)	(139.6)	(123.6)
Cash distributions declared per common unit(e)	$3.060	$2.960	$2.895
Cash distributions paid	(154.8)	(138.7)	(117.0)
Cash distributions paid per common unit(e)	$3.040	$2.940	$2.870
(a)
Includes equity earnings of GTN and Bison from May 3, 2011, date of acquisition, to December 31, 2011.

(b)
The acquisition of North Baja from TransCanada in July 2009 was accounted for as a transaction between entities under common control, whereby the assets and liabilities of North Baja were recorded at TransCanada's carrying value and the Partnership's historical financial information was recast to include North Baja for all periods presented on a consolidated basis.

(c)
In accordance with the cash distribution policies of the respective pipeline systems, cash distributions from Great Lakes, Northern Border, GTN and Bison are based on their respective prior quarter financial results. In fourth quarter 2011, GTN distributed $4.9 million and $7.7 million for the second and third quarters, respectively. In addition, in fourth quarter 2011, GTN paid a one-time distribution of $20.0 million related to its cash balance at the time of acquisition.

(d)
General Partner distributions represent the cash distributions declared to the General Partner with respect to its two percent interest plus an amount equal to incentive distributions. Incentive distributions in 2011, 2010, and 2009 were nil, nil and $5.3 million, respectively.

(e)
Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner's allocation, by the number of common units outstanding. The General Partner's allocation is computed based upon the General Partner's two percent interest plus an amount equal to incentive distributions.

2011 ANNUAL REPORT 41

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Partnership cash flows increased $42.3 million to $222.4 million in 2011 compared to $180.1 million in 2010. This increase was primarily due to a $20.0 million one-time cash distribution from GTN, increased cash distributions from Great Lakes of $3.7 million and Northern Border of $13.1 million, and cash distributions from GTN and Bison of $12.6 million and $5.6 million, respectively, for the second and third quarters, partially offset by higher costs at the Partnership level of $11.2 million relating to the acquisitions of 25 percent membership interests in GTN and Bison, including higher financial charges.

The Partnership paid cash distributions of $154.8 million in 2011, an increase of $16.1 million compared to 2010, due to an increase in the number of common units outstanding resulting from the May 2011 equity offering, an increase in the quarterly distribution of $0.02 per common unit paid beginning in the fourth quarter of 2010, and a further increase of $0.02 per common unit paid in the third quarter of 2011.

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Partnership cash flows increased $29.9 million to $180.1 million in 2010 compared to $150.2 million in 2009. This increase was primarily due to an additional six months of operating cash flows in the amount of $13.9 million from North Baja, which was acquired July 1, 2009, as well as an increase in cash distributions from Northern Border of $10.3 million and a decrease of $5.0 million in General Partner distributions resulting from the IDR restructuring on July 1, 2009. Additionally, Partnership costs were lower in 2010 due to costs incurred in 2009 relating to the North Baja acquisition and IDR restructuring. These positive factors were partially offset by decreased cash distributions from Great Lakes of $3.3 million.

The Partnership paid cash distributions of $138.7 million in 2010, an increase of $21.7 million compared to 2009, due to an increase in the number of common units outstanding and an increase in the distribution of $0.02 per common unit in the third quarter 2010.

Other Cash Flows

On May 3, 2011, the Partnership acquired 25 percent membership interests in GTN and Bison with net proceeds from an equity issuance of $330.9 million, draws on a bridge loan facility and senior revolving credit facility of $61.0 million and $125.0 million, respectively, a $6.7 million capital contribution from the General Partner and cash on hand. In 2011, North Baja and Tuscarora made capital expenditures of $1.1 million, of which the majority was spent on routine maintenance on computer hardware and software. Also in 2011, the Partnership made equity contributions of $8.8 million to Great Lakes to fund debt repayments, a $49.8 million equity contribution in accordance with Northern Border's distribution policy in order to meet minimum equity to total capitalization requirements, and an equity contribution of $5.0 million to fund Northern Border's Princeton Lateral project. Pursuant to an amendment to the acquisition agreement between the Partnership and TransCanada, in 2011 the Partnership made an additional payment of $2.4 million in connection with the North Baja Yuma Lateral for the additional contract secured by TransCanada when the facilities associated with the additional contract were completed.

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

On July 1, 2009, the Partnership acquired North Baja with proceeds from equity issuances of $80.0 million, including the General Partner's contribution to maintain its two percent interest, a $170.0 million draw on our then existing revolving credit facility and cash on hand. In 2009, the Partnership made equity contributions to Northern Border totaling $42.3 million to partially fund the repayment of Northern Border's $200.0 million of debt which matured on September 1, 2009 and to complete the Des Plaines Project. In the fourth quarter of 2009, net proceeds from equity issuances of $185.5 million, including the General Partner's contribution to maintain its two percent interest, were used to repay long-term debt outstanding on our revolving portion of our then existing senior credit facility.

42 TC PIPELINES, LP

The Partnership's Contractual Obligations

The Partnership's contractual obligations as of December 31, 2011 included the following:

		Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Senior Credit Facility due 2016	363.0	–	–	363.0	–
4.65% Senior Notes due 2021	349.4	–	–	–	349.4
6.89% Series C Senior Notes due 2012	3.1	3.1	–	–	–
3.82% Series D Senior Notes due 2017	27.0	–	10.8	16.2	–
Interest payments on Senior Notes	159.7	17.5	51.6	33.6	57.0
Operating leases	3.4	0.2	0.4	0.3	2.5

	905.6	20.8	62.8	413.1	408.9

The Partnership's Debt and Credit Facilities

The Partnership's Senior Credit Facility consists of a $500.0 million senior revolving credit facility with a banking syndicate, maturing July 13, 2016, under which $363.0 million was outstanding at December 31, 2011 (2010 – $8.0 million). At December 31, 2010 the Senior Credit Facility also included a $475.0 million senior term loan of which $175.0 million was repaid on June 17, 2011 and the remaining $300.0 million was repaid on December 12, 2011.

On July 13, 2011, the Partnership closed an amendment to its Senior Credit Facility increasing the senior revolving credit facility from $250.0 million to $500.0 million, and extending the maturity date of the senior revolving credit facility to July 2016 from December 2011. At the Partnership's option, the interest rate on the outstanding borrowings under the senior revolving credit facility may be the lenders' base rate or the LIBOR plus, in either case, an applicable margin that is based on the Partnership's long-term unsecured credit ratings. The Senior Credit Facility permits the Partnership to specify the portion of the borrowings to be covered by specific interest rate options and, for LIBOR-based borrowings, to specify the interest rate period. The Partnership is required to pay a commitment fee based on its credit rating and on the unused principal amount of the commitments under the senior revolving credit facility. The senior revolving credit facility has a feature whereby at any time, so long as no event of default has occurred and is continuing, the Partnership may request an increase in the senior revolving credit facility of up to $250.0 million, but no lender has any obligation to increase their respective share of the facility.

The interest rate on the Senior Credit Facility averaged 0.86 percent for the year ended December 31, 2011 (2010 – 0.91 percent). After hedging activity, the interest rate incurred on the Senior Credit Facility averaged 4.07 percent for the year ended December 31, 2011 (2010 – 4.30 percent). Prior to hedging activities, the interest rate was 1.65 percent at December 31, 2011 (2010 – 0.83 percent). No interest rate hedges are currently in place.

On June 17, 2011, the Partnership closed a $350.0 million public debt offering of 10-year, senior unsecured notes with an interest rate of 4.65 percent. Proceeds were used to repay funds borrowed under the Partnership's bridge loan facility and to partially repay borrowings under our then existing Senior Credit Facility. The senior notes mature June 15, 2021. The indenture for the notes contains customary investment grade covenants.

On May 3, 2011, the Partnership entered into an agreement with SunTrust Robinson Humphrey, Inc., as Arranger, for a 364-day senior unsecured bridge loan facility for up to $400.0 million to fund the Acquisitions. Borrowings under the bridge loan facility bore interest based, at the Partnership's election, on the lenders base rate or the LIBOR plus, in either case, an applicable margin. On May 3, 2011, the Partnership drew $61.0 million to partially fund the Acquisitions. Please see Note 5 in the financial statements for more details on the Acquisitions. On June 17, 2011, the Partnership repaid the $61.0 million draw, and the bridge loan facility was cancelled. The interest rate on the loans made under bridge loan facility was 1.7 percent.

2011 ANNUAL REPORT 43

The Senior Credit Facility requires the Partnership to maintain a leverage ratio (debt to adjusted cash flow (net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains)) of no more than 5.00 to 1.00 at the end of each fiscal quarter. The permitted leverage ratio will increase to 5.50 to 1.00 for the fiscal quarter in which a specified material acquisition occurs and for the two fiscal quarters immediately following such acquisition, after which the permitted leverage ratio reverts to 5.00 to 1.00. The Senior Credit Facility contains additional covenants that include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurrence of additional debt by the Partnership's subsidiaries and distributions to unitholders. Upon any breach of these covenants, amounts outstanding under the Senior Credit Facility may become immediately due and payable. At December 31, 2011, the Partnership was in compliance with its financial covenants.

Series C and D Senior Notes are secured by Tuscarora's transportation contracts, supporting agreements and substantially all of Tuscarora's property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

The fair value of the Partnership's long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership's long-term debt at December 31, 2011 was $763.4 million (2010 – $513.9 million). As of February 28, 2012, the Partnership had $332.0 million outstanding under the $500.0 million senior revolving credit facility, which expires in July 2016.

Interest Rate Swaps and Options

The Partnership's long-term debt results in exposures to changing interest rates. The Partnership generally uses derivatives to assist in managing its exposure to interest rate risk. As of December 31, 2011, however, we have no derivatives in place.

The interest rate swaps and options were structured such that the cash flows matched those of the Senior Credit Facility. There were no amounts hedged at December 31, 2011 (2010 – $375.0 million). $300.0 million of variable-rate debt was hedged by an interest rate swap through December 12, 2011, where the weighted average fixed interest rate paid was 4.89 percent. $75.0 million of variable-rate debt was hedged by an interest rate swap through February 28, 2011, where the fixed interest rate paid was 3.86 percent. In addition to these fixed rates, the Partnership paid an applicable margin in accordance with the Senior Credit Facility agreement.

Financial instruments are recorded at fair value on a recurring basis and are categorized into one of three categories based upon a fair value hierarchy. The Partnership has classified all of its derivative financial instruments as Level II for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. At December 31, 2011, the fair value of the interest rate swaps accounted for as hedges was nil (2010 – $13.8 million current liability). In 2011, the Partnership recorded interest expense of $13.6 million on the interest rate swaps and options (2010 – $16.5 million; 2009 – $15.1 million).

Capital Requirements

The Partnership is expected to make equity contributions totaling $8.8 million to Great Lakes in 2012 for scheduled debt repayments.

To the extent the Partnership has any additional capital requirements with respect to our pipeline systems or acquisitions in the future; we expect to fund these requirements with operating cash flows, debt and/or equity.

44 TC PIPELINES, LP

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

2011 Fourth Quarter Cash Distribution

On January 17, 2012, the board of directors of our General Partner declared the Partnership's fourth quarter 2011 cash distribution in the amount of $0.77 per common unit. The fourth quarter cash distribution, which was paid on February 14, 2012 to unitholders of record as of January 31, 2012, totaled $42.0 million and was paid in the following manner: $41.2 million to common unitholders (including $4.5 million to the General Partner as holder of 5,797,106 common units and $8.7 million to TransCanada as holder of 11,287,725 common units) and $0.8 million to the General Partner in respect of its two percent general partner interest. The fourth quarter 2011 cash distribution represents an annual cash distribution of $3.08 per common unit.

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

We believe that our pipeline systems' ability to obtain financing at reasonable rates, together with their history of consistent cash flow from operating activities, provide a solid foundation to meet their future liquidity and capital resource requirements. The expiration of long-term firm contracts on Great Lakes in November 2012 and the industry trend towards short-term contracting may result in lower or volatile operating cash flow from Great Lakes. This may

2011 ANNUAL REPORT 45

impact Great Lakes' ability to fund their liquidity requirements including making distributions to their partners. Management cannot estimate the impact this will have on cash flows.

The Partnership's pipeline systems monitor the creditworthiness of their customers and have credit provisions included in their tariffs, which allow them to request credit support as circumstances dictate.

Summary of Great Lakes' Contractual Obligations

Great Lakes' contractual obligations related to debt as of December 31, 2011 included the following:

		Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

6.73% series Senior Notes due 2012 to 2018	63.0	9.0	27.0	18.0	9.0
9.09% series Senior Notes due 2012 to 2021	100.0	10.0	30.0	20.0	40.0
6.95% series Senior Notes due 2019 to 2028	110.0	–	–	–	110.0
8.08% series Senior Notes due 2021 to 2030	100.0	–	–	–	100.0
Interest payments on debt	269.7	28.7	77.2	43.9	119.9

	642.7	47.7	134.2	81.9	378.9

Long-Term Financing

All of Great Lakes' outstanding debt securities are senior unsecured notes with similar terms except for interest rates, maturity dates and prepayment premiums.

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the Senior Note Agreements, approximately $201.0 million of Great Lakes' partners' capital was restricted as to distributions as of December 31, 2011 (2010 – $211.0 million). Great Lakes was in compliance with all of its financial covenants at December 31, 2011.

The aggregate estimated fair value of Great Lakes' long-term debt was $541.2 million for 2011 (2010 – $518.2 million). The aggregate annual required repayment of senior notes is $19.0 million for each year 2012 through 2016. In 2011, interest expense related to Great Lakes' senior notes was $29.9 million (2010 – $31.4 million; 2009 – $32.9 million).

Other

Great Lakes has a cash management agreement with TransCanada whereby Great Lakes' funds are pooled with other TransCanada affiliates. The agreement also gives Great Lakes the ability to obtain short-term borrowings to provide liquidity for Great Lakes' operating needs.

Summary of Northern Border's Contractual Obligations

Northern Border's contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2011 included the following:

		Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

6.24% Senior Notes due 2016	100.0	–	–	100.0	–
7.50% Senior Notes due 2021	250.0	–	–	–	250.0
$200 million Credit Agreement due 2016	123.0	–	–	123.0	–
Interest payments on debt	227.1	27.1	81.3	43.7	75.0
Operating leases	63.0	1.9	5.7	4.4	51.0
Other long-term obligations	2.6	2.6	–	–	–

	765.7	31.6	87.0	271.1	376.0

46 TC PIPELINES, LP

Interest Payments on Credit Agreement

The interest rate at December 31, 2011 of 1.60 percent was used to calculate the interest payments on the Credit Agreement. The interest payment calculation assumes no principal repayments until maturity.

Operating Leases

Northern Border is required to make future minimum payments for office space and rights-of-way under non-cancelable operating leases.

Credit Agreement

On November 16, 2011, Northern Border entered into a $200 million amended and restated revolving Credit Agreement (2011 Credit Agreement) with certain financial institutions. The 2011 Credit Agreement was used to refinance the outstanding indebtedness under the pre-existing $250 million revolving credit agreement dated as of April 27, 2007. At December 31, 2011, $123.0 million was outstanding leaving $77.0 million available for future borrowings. At Northern Border's option, the interest rate on the outstanding borrowings may be the lenders' base rate or the LIBOR plus, in either case, an applicable margin that is based on Northern Border's long-term unsecured credit ratings. The term of the 2011 Credit Agreement is five years.

At December 31, 2011, Northern Border was in compliance with all of its financial covenants.

The fair value of Northern Border's variable-rate debt was approximately the same as its carrying value since the interest rates are periodically adjusted to reflect current market conditions. As of December 31, 2011, Northern Border's outstanding borrowings under its credit agreement were $123 million. The average interest rate on Northern Border's Credit Agreement at December 31, 2011 was 1.60 percent (2010 – 0.54 percent).

Senior Notes

All of Northern Border's outstanding debt securities are senior unsecured notes with similar terms except for interest rates, maturity dates and prepayment premiums. The indentures of the notes do not limit the amount of unsecured debt Northern Border may incur, but do restrict secured indebtedness.

Under the $100.0 million of 6.24 percent Senior Notes, Northern Border may not at any time permit debt secured by liens to exceed 20 percent of partners' capital and may not permit total debt, at any time, to exceed 70 percent of total capitalization. At December 31, 2011, Northern Border was in compliance with all of its financial covenants.

At December 31, 2011, the aggregate estimated fair value of the outstanding senior notes was approximately $541.0 million (2010 – $599.0 million). In 2011, interest expense related to the senior notes was $25.0 million (2010 – $25.0 million; 2009 – $31.3 million).

Summary of GTN's Contractual Obligations

GTN's contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2011 included the following:

		Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

5.09% Senior Notes due 2015	75.0	–	75.0	–	–
5.29% Senior Notes due 2020	100.0	–	–	–	100.0
5.69% Senior Notes due 2035	150.0	–	–	–	150.0
Operating leases	3.4	0.5	1.7	0.5	0.7
Interest payments on long term debt	256.8	17.6	50.7	27.7	160.8

	585.2	18.1	127.4	28.2	411.5

2011 ANNUAL REPORT 47

The 2005 Note Purchase Agreement contains a covenant that limits total debt to no greater than 70 percent of total capitalization. At December 31, 2011, the total debt to total capitalization ratio was 39 percent.

GTN was in compliance with all terms and conditions of all its credit and other debt agreements at December 31, 2011.

Other

GTN has a cash management agreement with TransCanada whereby GTN's funds are pooled with other TransCanada affiliates. The agreement gives GTN the ability to obtain short-term borrowings to provide liquidity for GTN's operating needs.

Summary of Bison's Contractual Obligations

Bison had commitments of $12.4 million as of December 31, 2011 in connection with reclamation and restoration work associated with the construction of the pipeline.

Other

Bison has a cash management agreement with TransCanada whereby Bison's funds are pooled with other TransCanada affiliates. The agreement gives Bison the ability to obtain short-term borrowings to provide liquidity for Bison's operating needs.

Cash From Our Pipeline Systems

Cash Distribution Policies of Great Lakes, Northern Border, GTN and Bison

Distributions of available cash are made to partners on a pro rata basis according to each partner's ownership percentage, approximately one month following the end of a quarter. Great Lakes, Northern Border, GTN and Bison's respective management committees determine the amounts and timing of cash distributions, where the amounts of such distributions are based on available cash flow as determined by a prescribed formula. Any changes to, or suspension of, Great Lakes, Northern Border, GTN and Bison's cash distribution policy requires the unanimous approval of their respective management committee.

Great Lakes' distribution policy is to distribute 100 percent of distributable cash flow based on earnings before income taxes, depreciation and allowance for funds used during construction (AFUDC) less capital expenditures, debt repayments not funded with cash calls to its partners, and current MBT. This defined formula is subject to management committee approval and can be modified to ensure minimum cash balances, equity balances and ratios are maintained.

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

GTN and Bison's distribution policies are to distribute 100 percent of distributable cash flow based on earnings before depreciation and amortization less AFUDC and maintenance capital expenditures. This defined formula is subject to management committee approval and can be modified to ensure minimum cash balances, equity balances and ratios are maintained.

Great Lakes declared its fourth quarter 2011 distribution of $23.3 million on January 11, 2012, of which the Partnership received its 46.45 percent share, or $10.8 million. The distribution was paid on February 1, 2011.

Northern Border declared and paid its fourth quarter 2011 distribution of $50.0 million on February 1, 2012, of which the Partnership received its 50 percent share, or $25.0 million.

48 TC PIPELINES, LP

GTN declared and paid its fourth quarter 2011 distribution of $21.4 million on February 1, 2012, of which the Partnership received its 25 percent share, or $5.4 million.

Bison declared its fourth quarter 2011 distribution of $15.6 million on January 11, 2012, of which the Partnership received its 25 percent share, or $3.9 million. The distribution was paid on February 1, 2012.

Investing Activities for our Pipeline Systems

Total capital spending for maintenance of existing facilities and growth projects were as follows for each of our investments:

Year Ended December 31 (millions of dollars)	2011	2010	2009

Great Lakes:
Maintenance	9.0	8.0	5.9
Growth	2.4	6.0	2.6

Great Lakes' capital spending	11.4	14.0	8.5

Northern Border:
Maintenance	16.8	5.4	6.7
Growth	12.9	4.5	4.4

Northern Border's capital spending	29.7	9.9	11.1

GTN(a):
Maintenance	12.7	–	–
Growth	0.8	–	–

GTN's capital spending	13.5	–	–

Bison(a):
Maintenance	0.8	–	–
Growth	40.4	–	–

Bison's capital spending	41.2	–	–

North Baja:
Maintenance	0.3	0.2	0.3
Growth	0.4	8.9	0.8

North Baja's capital spending	0.7	9.1	1.1

Tuscarora:
Maintenance	0.4	0.2	0.2
Growth	–	–	0.6

Tuscarora's capital spending	0.4	0.2	0.8

(a)
Represents capital spending from May 3, 2011, date of acquisition, to December 31, 2011.

Our pipeline systems fund their investing activities primarily with operating cash, issuances of new debt, additional borrowings under existing facilities or with equity contributions from their partners.

Great Lakes incurred growth capital expenditures of $2.4 million in 2011 primarily related to the installation of additional gas separation capability in order to achieve increased operational deliveries to Great Lakes at Farwell. Growth capital expenditures incurred in 2010 and 2009 of $6.0 million and $2.6 million, respectively, primarily related to an expansion project involving upgrades to facilities to increase system capabilities to provide firm transportation services from St. Clair, Michigan to Emerson, Manitoba, Canada. The remaining expenditures of Great Lakes in 2011

2011 ANNUAL REPORT 49

through 2009 of $9.0 million, $8.0 million and $5.9 million, respectively, were comprised of maintenance capital projects including compressor engine overhauls and pipeline integrity program costs. In 2012, Great Lakes expects to invest approximately $10.4 million for maintenance capital expenditures, of which the Partnership's share is $4.8 million. No significant growth capital expenditures are planned for 2012.

Northern Border incurred growth capital expenditures of $12.9 million in 2011 and $4.5 million in 2010, primarily related to the Princeton Lateral Project, while growth expenditures of $4.4 million in 2009 were primarily related to spending for the Des Plaines Project. The maintenance capital expenditures of Northern Border in 2011 through 2009 of $16.8 million, $5.4 million and $6.7 million, respectively, were comprised of maintenance capital projects including compressor engine overhauls. In 2012, Northern Border expects to spend approximately $23.4 million for capital expenditures, of which the Partnership's share is $11.7 million. The Partnership's share of maintenance capital expenditures is estimated to be $10.9 million and include renewals and replacements of existing facilities. In 2012, Northern Border expects to spend approximately $1.6 million for growth capital expenditures related to the Princeton Lateral Project.

From May 3, 2011, date of acquisition, to December 31, 2011, GTN incurred $13.5 million of capital expenditures primarily related to compressor station maintenance and pipeline integrity program costs. In 2012, GTN expects to spend approximately $21.7 million for maintenance capital expenditures, primarily related to compressor station maintenance and pipe integrity program costs. $3.5 million of growth capital expenditures are planned for 2012 relating to the Carty Lateral. In 2012, the Partnership's share of GTN's maintenance and growth capital is expected to be approximately $5.4 million and $0.9 million, respectively.

From May 3, 2011, date of acquisition, to December 31, 2011, Bison incurred $41.2 million of capital expenditures primarily related to the completion of the Bison pipeline and the in-service failure. In 2012, Bison expects to spend approximately $0.3 million for maintenance capital expenditures, primarily related to pipe integrity program costs. In 2012, $6.5 million of construction close-out capital expenditures are expected, of which the Partnership's share is approximately $1.6 million.

In 2011, North Baja incurred $0.3 million of capital expenditures primarily related to routine pipeline maintenance and integrity costs and $0.4 million of growth capital. In 2010, North Baja incurred $9.1 million of capital expenditures primarily related to the Yuma Lateral Project and routine pipeline maintenance and integrity costs. In 2009, North Baja capital expenditures of $1.1 related to minor growth projects. In 2012, North Baja expects to spend approximately $0.1 million for capital expenditures, primarily related to pipe integrity program costs and system pipeline improvements. No significant growth capital expenditures are planned for 2012.

In 2011, Tuscarora incurred $0.4 million of capital expenditures related to routine maintenance of computer hardware and software. Tuscarora's 2010 capital expenditures of $0.2 million primarily related to the replacement of meter station regulators and batteries. Tuscarora's 2009 capital expenditures of $0.8 million related to the replacement of electric system components at various compressor stations and to the Likely compressor station expansion. In 2012, Tuscarora expects to spend approximately $1.4 million for maintenance capital expenditures, primarily related to pipe integrity program costs and system pipeline improvements. No significant growth capital expenditures are planned for 2012.

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

50 TC PIPELINES, LP

We account for our investments in Great Lakes, Northern Border, GTN and Bison using the equity method of accounting. The equity method of accounting is appropriate where the investor does not control an investee, but rather is able to exercise significant influence over the operating and financial policies of an investee. We are able to exercise significant influence over our investments in Great Lakes, Northern Border, GTN and Bison because of our ownership interests and our representation on their management committees.

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

Certain assets that result from the ratemaking process are reflected on the balance sheets of our pipelines systems. If it is determined that future recovery of these assets is no longer probable as a result of discontinuing application of ASC 980 or other regulatory actions, our pipelines systems would be required to write off the regulatory assets at that time.

As of December 31, 2011, Northern Border reflected regulatory assets of $28.2 million on its balance sheet (2010 – $20.3 million). These assets are being amortized as directed by the FERC in Northern Border's previous regulatory proceedings over varying remaining time periods up to 40 years. Northern Border also had regulatory liabilities of $12.1 million as of December 31, 2011 (2010 – $9.6 million).

As of December 31, 2011, GTN had regulatory assets of $2.4 million and regulatory liabilities of $18.6 million.

As of December 31, 2011, Tuscarora has no regulatory assets (2010 – nil) and $0.2 million in regulatory liabilities (2010 – $0.5 million).

As of December 31, 2011 and 2010, Great Lakes, Bison and North Baja did not have any regulatory assets or liabilities recorded on their respective balance sheets.

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

Impairment of Long-Lived Assets and Goodwill

We assess our long-lived assets for impairment based on ASC 360-10-35 Property, Plant, and Equipment – Overall – Subsequent Measurement whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows expected to be generated by that asset or asset group is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value of the assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals as considered necessary.

2011 ANNUAL REPORT 51

We assess our goodwill for impairment annually, based on ASC 350 – Intangibles – Goodwill and Other, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An initial assessment is made by comparing the fair value of the operations with goodwill, as determined in accordance with ASC 350, to the book value of each operation. If the fair value is less than book value, an impairment is indicated and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the operations with goodwill from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds the calculated implied fair value of the goodwill, an impairment charge is recorded. At December 31, 2011 and 2010, we had $130.2 million of goodwill recorded on our balance sheet related to the North Baja and Tuscarora acquisitions. No impairment of goodwill existed at December 31, 2011.

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

Environmental

We believe that our pipeline systems are in substantial compliance with applicable environmental laws and regulations. Please read Item 1. "Business – Regulatory Environment" for additional information.

Climate Change

The regulation or restriction of GHG emissions could result in changes to the consumption and demand for natural gas. This could have adverse effects on our pipeline systems, our financial position, results of operations and future prospects. The physical effects associated with climate change may include changes in weather patterns, such as increases in storm intensity or temperature extremes, the availability or quality of water, or sea-level rise. These effects can impact supply and distribution chains or demand for certain products or services, or result in damage to facilities or decreased efficiency of equipment. The impact of new or proposed GHG laws and regulations is not yet certain and we cannot estimate the effect of proposed legislation on our future financial position, results of operations or cash flow. It is reasonably likely, however, that such legislation could materially increase our operating costs, including our cost of environmental compliance by requiring us to install additional equipment and potentially purchase emission allowances or offset credits.

52 TC PIPELINES, LP

RELATED PARTY TRANSACTIONS

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. The contracts are on the same terms as would be available to other shippers and have remaining terms ranging from one to six years. Great Lakes earned $80.6 million of transportation revenues under these contracts in 2011 (2010 – $148.5 million; 2009 – $141.7 million). This amount represents 32.2 percent of total revenues earned by Great Lakes in 2011 (2010 – 56.6 percent; 2009 – 48.9 percent). The year over year differences come from a combination of capacity reduction of 27 percent and an increase in TransCanada's capacity release activity on its remaining contracts, which shifted revenues from those remaining contracts from the affiliates to other customers who took up the released capacity. Great Lakes also earned $1.3 million in affiliated rental revenue in 2011 (2010 – $0.9 million; 2009 – $0.6 million).

Revenue from TransCanada and its affiliates of $38.0 million is included in the Partnership's equity income from Great Lakes in 2011 (2010 – $69.3 million; 2009 – $66.1 million). At December 31, 2011, $7.1 million was included in Great Lakes' receivables in regards to the transportation contracts with TransCanada and its affiliates (2010 – $11.0 million).

Please read Item 13. "Certain Relationships and Related Transactions, and Director Independence" for more information regarding related party transactions.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

The Partnership and our pipeline systems are also exposed to other risks such as interest rate, credit, liquidity and foreign exchange risks. Our exposure to market risk discussed below includes forward-looking statements and is not necessarily indicative of actual results, which may not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual market conditions.

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

2011 ANNUAL REPORT 53

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

Our interest rate swaps and options were structured such that the cash flows matched those of the Senior Credit Facility. There were no amounts hedged at December 31, 2011 (2010 – $375.0 million). $300.0 million of variable-rate debt was hedged by an interest rate swap through December 12, 2011, where the fixed interest rate paid was 4.89 percent. $75.0 million of variable-rate debt was hedged by an interest rate swap through February 28, 2011, where the fixed interest rate paid was 3.86 percent. In addition to these fixed rates, the Partnership paid an applicable margin in accordance with the Senior Credit Facility agreement.

Financial instruments are recorded at fair value on a recurring basis and are categorized into one of three categories based upon a fair value hierarchy. The Partnership has classified all of its derivative financial instruments as Level II for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. At December 31, 2011, the fair value of the interest rate swaps accounted for as hedges was nil (2010 – $13.8 million current liability). In 2011, the Partnership recorded interest expense of $13.6 million on the interest rate swaps and options (2010 – $16.5 million; 2009 – $15.1 million).

At December 31, 2011, we had $363.0 million (2010 – $483.0 million) outstanding on our Senior Credit Facility. If LIBOR interest rates hypothetically increased by one percent (100 basis points) compared to the rates in effect at December 31, 2011, our annual interest expense would increase and our net income would decrease by $3.6 million; and if LIBOR interest rates hypothetically decreased by one percent compared to the rates in effect at December 31, 2011, our annual interest expense would decrease and our net income would increase by $3.6 million. These amounts have been determined by considering the impact of hypothetical interest rates on unhedged debt outstanding as of December 31, 2011.

Northern Border utilizes both fixed-rate and variable-rate debt and is exposed to market risk due to the floating interest rates on its revolving credit facility. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk. As of December 31, 2011, 74 percent of Northern Border's outstanding debt was at fixed rates (2010 – 65 percent).

If interest rates hypothetically increased by one percent (100 basis points) compared with rates in effect at December 31, 2011, Northern Border's annual interest expense would increase and its net income would decrease by approximately $1.2 million; and if interest rates hypothetically decreased by one percent compared with rates in effect at December 31, 2011, Northern Border's annual interest expense would decrease and its net income would increase by approximately $1.2 million.

Great Lakes, GTN and Tuscarora utilize fixed-rate debt; therefore, they are not exposed to market risk due to floating interest rates. Interest rate risk does not apply to Bison and North Baja, as they currently do not have any debt.

54 TC PIPELINES, LP

OTHER RISKS

The Partnership is influenced by the same factors that influence our pipeline systems. None of our pipeline systems own any of the natural gas they transport; therefore, they do not assume any of the related natural gas commodity price risk with respect to transported natural gas volumes.

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of its contracts with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. At December 31, 2011, the Partnership's maximum counterparty credit exposure consisted of accounts receivable of $7.6 million (2010 – $7.6 million).

The Partnership and our pipeline systems have significant credit exposure to financial institutions as they provide committed credit lines and critical liquidity in the interest rate derivative market, as well as letters of credit to mitigate exposures to non-creditworthy parties. Due to the lingering effects of the deterioration of global financial markets in the past few years, we continue to closely monitor the creditworthiness of our counterparties, including financial institutions. Overall, we do not believe the Partnership and our pipeline systems have any significant concentrations of counterparty credit risk.

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At December 31, 2011, the Partnership had a committed revolving bank line of $500.0 million maturing in 2016. As of December 31, 2011, the outstanding balance on this facility was $363.0 million. In addition, at December 31, 2011, Northern Border had a committed revolving bank line of $200.0 million maturing in 2016. As of December 31, 2011, $123.0 million was drawn on this facility.

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

2011 ANNUAL REPORT 55

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there was no change in the Partnership's internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Based on our assessment according to the above criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There were no material weaknesses.

Our independent registered public accounting firm, KPMG LLP (KPMG), independently assessed the effectiveness of the Partnership's internal control over financial reporting. KPMG has issued an attestation report concurring with management's assessment, which is included on page F-1 of the financial statements included in this Form 10-K.

Item 9B.    Other Information

None.

56 TC PIPELINES, LP

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

Name	Age	Position with General Partner

Gregory A. Lohnes	55	Chairman and Director
Steven D. Becker	61	President, Principal Executive Officer and Director
Jack F. Jenkins-Stark	61	Independent Director
Malyn K. Malquist	59	Independent Director
Walentin (Val) Mirosh	66	Independent Director
James M. Baggs	50	Director
Kristine L. Delkus	54	Director
Stuart P. Kampel	43	Vice-President and General Manager
Sandra P. Ryan-Robinson	48	Controller, Principal Financial Officer
Terry C. Ofremchuk	61	Vice-President, Taxation
Rhonda L. Amundson	50	Treasurer
Donald J. DeGrandis	63	Secretary
Annie C. Belecki	40	Assistant Secretary

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

Mr. Becker was appointed President of the General Partner in August 2010 and serves as the General Partner's principal executive officer. Mr. Becker also serves as a director of the General Partner, a position he has held since January 2007. Mr. Becker's principal occupation is Vice-President, Business Development, Natural Gas Pipelines of TransCanada, a position he has held since August 2010. Mr. Becker was Vice-President, Pipeline Development for TransCanada from June 2006 to August 2010. From April 2003 to June 2006, he was Vice-President, Gas Development of TransCanada. As the President of the General Partner and Vice-President, Business Development, Natural Gas Pipelines for TransCanada, Mr. Becker has intimate knowledge of the Partnership's pipeline operations, as well as a unique understanding of market factors and operational challenges and opportunities. Mr. Becker brings extensive project development and operational experience to the board and his extensive experience in the natural gas industry enhances the knowledge of the board in these areas of the industry. From his prior roles in finance, natural gas marketing, strategy and business development at TransCanada, Mr. Becker's breadth of executive experiences are applicable to many of the matters routinely facing the Partnership, which assists the board in creating and executing the Partnership's strategy.

2011 ANNUAL REPORT 57

Mr. Jenkins-Stark was appointed a director of the General Partner in July 1999. Mr. Jenkins-Stark's principal occupation is Chief Financial Officer of BrightSource Energy Inc. (designs and builds large scale solar plants that deliver solar energy in the form of steam and/or electricity), a position he has held since May 2007. Mr. Jenkins-Stark was Chief Financial Officer of Silicon Valley Bancshares (offering financial products and services, including commercial, investment, merchant, private banking and private equity services) from April 2004 to May 2007. Through his current and prior roles as chief financial officer of numerous companies, Mr. Jenkins-Stark brings valuable financial expertise and management experience, including extensive knowledge regarding financial operations, investor relations, energy risk management, regulatory affairs and knowledge of the natural gas industry. Mr. Jenkin-Stark's prior service on the audit committee of the board of directors of another company further enhances his qualifications to serve as a member of our board and our Audit Committee. His valuable management and financial expertise includes an understanding of the accounting and financial matters that the Partnership and industry address on a regular basis.

Mr. Malquist was appointed a director of the General Partner in April 2011. Mr. Malquist is an executive with more than 30 years' experience serving in a variety of business, operations and financial roles. Mr. Malquist currently serves on the Board of Directors of Headwaters Incorporated, an NYSE-listed company that develops and commercializes technologies that enhance the value of coal, gas, oil and other natural resources. From May 2006 to March 2009, Mr. Malquist served as Executive Vice-President of Avista Corporation (Avista), (energy production, transmission and distribution company). He also served as Chief Financial Officer of Avista from November 2002 to September 2008, Treasurer from February 2004 to January 2006 and Senior Vice-President from September 2002 to May 2006. Prior to his employment at Avista, Mr. Malquist held various positions at Sierra Pacific Resources, (electricity provider), including President, Chief Executive Officer and Chief Operating Officer from January 1998 to April 2000 and various Senior Vice-President positions from 1994 to 1998. Through his extensive prior management experience, including serving as chief financial officer and chief executive officer of various energy companies, Mr. Malquist brings extensive knowledge regarding financial operations, energy risk management and knowledge of the energy industry to the Board of Directors and the Audit Committee. His valuable management and financial expertise includes an understanding of the accounting and financial matters that the Partnership and industry address on a regular basis. In addition, Mr. Malquist's experience in the energy industry is beneficial to the service he provides to the Board of the Partnership.

Mr. Mirosh was appointed a director of the General Partner in September 2004. Mr. Mirosh's principal occupation is President of Mircan Resources Ltd., (private consulting company), a position he has held since 2009. From April 2008 to December 2009, he was Vice-President and Special Advisor to the President and Chief Operating Officer of NOVA Chemicals Corporation (a commodity chemicals and plastics company). From July 2003 to April 2008, Mr. Mirosh was President of Olefins and Feedstocks, a division of NOVA Chemicals Corporation. Mr. Mirosh is also a director of Superior Plus Income Fund (energy services, specialty chemicals and construction products distribution) and Murphy Oil Corporation (an international oil and gas company). Mr. Mirosh's extensive experience in the natural gas transmission sector enhances the knowledge of the board in this area of the industry. As a current and former executive and director of various companies, his breadth of experience is applicable to many of the matters routinely facing the Partnership. Moreover, Mr. Mirosh's experience and industry knowledge, complemented by an engineering and legal educational background, enable Mr. Mirosh to provide the Board of Directors and Audit Committee with executive counsel on a full range of business, financial, technical and professional matters.

Mr. Baggs was appointed a director of the General Partner in March 2010. Mr. Baggs' principal occupation is Vice-President, Operations and Engineering for TransCanada, a position he has held since 2008. From 2006 to 2008, Mr. Baggs was Vice-President, Field Operations and Engineering for TransCanada. He has been with TransCanada for 23 years. In his position as Vice-President, Operations and Engineering at TransCanada, Mr. Baggs has unique insight into our operational challenges and opportunities. With a nearly 30-year career focused on providing construction, design, operations, maintenance and commissioning experience in various industries, Mr. Baggs contributes a broad-based understanding of the oil and gas industry and of complex operational and safety matters. Mr. Baggs' service on the board of directors of other energy services companies further enhances his qualifications to serve as a member of our board.

58 TC PIPELINES, LP

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

In July 2011, Mr. Kampel was appointed Vice-President and General Manager for the General Partner. This is Mr. Kampel's principal occupation. Previously he was Vice-President, Business Development for the General Partner. Mr. Kampel is also Director, Pipeline Development at TransCanada a position he has held since December 2003. Since 2004, he has been responsible for identifying and pursuing natural gas pipeline and other related energy investment opportunities in Mexico and the United States.

Ms. Ryan-Robinson was appointed principal financial officer of the General Partner and Controller of the General Partner in September 2011. Her principal occupation is Director of Pipeline Accounting for TransCanada. From April 2007 to April 2011, Ms. Ryan-Robinson was Manager, Accounting Research & Projects for TransCanada and from August 2003 to April 2007, she was Project Manager, Regulatory Services for TransCanada.

Mr. Ofremchuk was appointed Vice-President, Taxation of the General Partner in July 2007. Mr. Ofremchuk's principal occupation is Director, Taxation of TransCanada, a position he has held since December 2011. Prior to this position Mr. Ofremchuk was a Manager, Corporate Taxation of TransCanada, a position he held since October 1997.

Ms. Amundson was appointed Treasurer of the General Partner in December 2008. Ms. Amundson's principal occupation is Manager, Capital Markets of TransCanada, a position she has held since 2005.

Mr. DeGrandis was appointed Secretary of the General Partner in April 2005. Mr. DeGrandis' principal occupation is Vice-President and Corporate Secretary of TransCanada, a position he has held since June 2006.

Ms. Belecki was appointed Assistant Secretary of the General Partner in July 2009. Ms. Belecki's principal occupation is Senior Legal Counsel, Corporate and Securities of TransCanada, a position she has held since September 2006.

AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors of the General Partner has determined that Malyn Malquist and Jack Jenkins-Stark are "audit committee financial experts," are "independent" and are "financially sophisticated" as defined under applicable SEC and NYSE Corporate Governance rules. The board's affirmative determination for both Malyn Malquist and Jack Jenkins-Stark was based on their respective education and extensive experience as chief financial officers for corporations that presented a breadth and level of complexity of accounting issues that are generally comparable to those of the Partnership.

IDENTIFICATION OF THE AUDIT COMMITTEE

The General Partner of the Partnership has a separately designated audit committee consisting of three independent board members. The members of the committee are Malyn Malquist, as Chair, Jack Jenkins-Stark and Walentin (Val) Mirosh. All members of the Audit Committee meet the criteria for independence as set forth under the rules of the SEC and those of the NYSE. None of the Audit Committee members have participated in the preparation of the financial statements of the Partnership or any of its subsidiaries at any time during the past three years. In addition, all members of the Audit Committee are able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

2011 ANNUAL REPORT 59

CODE OF ETHICS

The Partnership believes that director, management and employee honesty and integrity are important factors in ensuring good corporate governance. The employees of the General Partner, as employees of TransCanada, are subject to TransCanada's Code of Business Ethics. In addition, the General Partner has adopted a code of business ethics for its president and principal financial officer and one which applies to its independent directors, being the Code of Business Ethics for Directors. All codes are published on its website at www.tcpipelineslp.com. If any substantive amendments are made to the code for senior officers or if any waivers are granted, the amendment or waiver will be published on the Partnership's website or filed in a report on Form 8-K.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, as amended, requires the Partnership's directors and executive officers, and persons who beneficially own more than ten percent of the common units, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports. Based solely upon a review of the copies of the reports received by us, we believe that all such filing requirements were satisfied during 2011.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

We are a master limited partnership, and we are managed by the executive officers of our General Partner. We do not directly employ any of the individuals responsible for managing or operating our business. The executive officers of our General Partner are compensated directly by TransCanada.

The compensation policies and philosophy of TransCanada govern the types and amount of compensation granted to each of the named executive officers. Since these policies and philosophy are those of TransCanada, we refer you to a discussion of those items as set forth in the Executive Compensation section of the TransCanada "Management Proxy Circular" on the TransCanada website at www.transcanada.com. The TransCanada "Management Proxy Circular" is produced by TransCanada pursuant to Canadian securities regulations and is not incorporated into this document by reference or deemed furnished or filed by us under the Securities Exchange Act of 1934, as amended; rather the reference is to provide our investors with an understanding of the compensation policies and philosophy of the ultimate parent of our General Partner.

The board of directors of our General Partner does not have a separate compensation committee, nor does it make any determination with respect to the amount of compensation to be paid to our executive officers. The board of our General Partner does have responsibility for evaluating and determining the reasonableness of the total amount we are

60 TC PIPELINES, LP

charged for managerial, administrative and operational support provided by TransCanada and its affiliates, including our General Partner. The board specifically approves the allocation of the salary of the President to the Partnership on an annual basis. Please read Item 13. "Certain Relationships and Related Transactions, and Director Independence" for more information regarding this arrangement.

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

The following table summarizes the salary allocated to and paid by us in 2011, 2010 and 2009 for our President and Principal Executive Officer, our current and former Principal Financial Officer and other executive officers of our General Partner for whom salaries and benefits of more than $100,000 were allocated to us.

Summary Compensation Table

		Compensation Allocated to the Partnership
Name and Principal Position	Year	Base Salary	Benefits(a)(b)	Incentive Compensation(a)(c)	Total Compensation

Steven D. Becker	2011	103,905	27,015	54,031	184,951
President and Principal Executive Officer	2010	29,424	8,827	14,418	52,669
	2009	–	–	–	–

Sandra P. Ryan-Robinson(d)	2011	21,662	5,632	11,264	38,559
Controller and Principal Financial Officer	2010	–	–	–	–
	2009	–	–	–	–

Robert C. Jacobucci(e)	2011	48,540	12,620	25,241	86,401
Former Controller and Principal Financial Officer	2010	27,054	8,116	13,256	48,427
	2009	3,450	1,104	1,656	6,209

Stuart P. Kampel	2011	95,752	24,895	49,791	170,438
Vice-President and General Manager	2010	9,217	2,765	4,516	16,498
	2009	–	–	–	–

Terry C. Ofremchuk	2011	81,012	21,063	42,126	144,202
Vice-President, Taxation	2010	80,805	24,242	39,594	144,641
	2009	74,827	23,945	35,917	134,689

Rhonda Amundson	2011	66,210	17,214	34,429	117,853
Treasurer	2010	67,336	20,201	32,995	120,532
	2009	62,203	19,905	29,857	111,965

(a)
We reimburse our General Partner for benefit and incentive compensation expenses based on a set formula. These expenses include employment-related expenses, including TransCanada's restricted stock unit and stock option awards, retirement plans, health and welfare plans, employer-related payroll taxes, matching contributions made under TransCanada's employee savings plan, and premiums for health and life insurance.

2011 ANNUAL REPORT 61

(b)
The benefits reimbursement is determined monthly and calculated based on total monthly base salary allocated to us multiplied by a factor of 0.26 for benefits in 2011 (2010 – factor of 0.30; 2009 – factor of 0.32).

(c)
The incentive compensation reimbursement is determined monthly and calculated based on total monthly salary allocated to us multiplied by a factor of 0.52 for incentive compensation in 2011 (2010 – factor of 0.49; 2009 – factor of 0.48).

(d)
2011 figures for Ms. Ryan-Robinson relate to the period from September 2011 to December 2011.

(e)
2011 figures for Mr. Jacobucci relate to the period from January 2011 to August 2011.

Compensation Committee Report

Neither we, nor our General Partner, have a compensation committee. The board of directors of our General Partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The board of directors of TC PipeLines GP, Inc:
    Steven D. Becker
    James M. Baggs
    Kristine L. Delkus
    Jack F. Jenkins-Stark
    Gregory A. Lohnes
    Malyn K. Malquist
    Walentin (Val) Mirosh

Independent Director Compensation

Independent Director Compensation(a) For the year ended December 31, 2011 (in dollars)	Earned or Paid in Cash(b)	Unit Awards(c)	All Other Compensation(d)	Total

Malyn K. Malquist(e)	45,000	–	152	45,152
Jack F. Jenkins-Stark(f)	75,500	32,000	17,518	125,018
Walentin (Val) Mirosh	65,000	32,000	9,082	106,082
David L. Marshall(g)	53,500	32,000	7,638	93,138
(a)
Employee directors do not receive any additional compensation for serving on the board of directors of our General Partner; therefore, no amounts are shown for Gregory A. Lohnes, Steven D. Becker, Kristine L. Delkus and James M. Baggs. Amounts paid as reimbursable business expenses to each director for attending board functions are not reflected in this table. Our General Partner does not consider the directors' reimbursable business expenses for attending board functions and other business expenses required to perform board duties to have a personal benefit and thus be considered a perquisite.

(b)
Pursuant to the Deferred Share Unit Plan for Non-Employee Directors, Jack F. Jenkins-Stark elected to receive 25 percent of his fees ($19,875) in Deferred Share Units (DSUs). Due to this election, 415 DSUs were credited to Mr. Jenkins-Stark's account in 2011, all of which were outstanding at December 31, 2011. Malyn K. Malquist elected to receive 50 percent of his fees ($10,000) in DSUs. Due to this election, 235 DSUs were credited to Mr. Malquist's account in 2011, all of which were outstanding at December 31, 2011.

(c)
Amounts presented reflect the compensation expense recognized related to the DSUs granted during 2011 under the Deferred Share Unit Plan for Non-Employee Directors. On January 18, 2011, each independent director, other than Mr. Malyn Malquist who had not yet been appointed, was granted 601 DSUs. All of the DSUs granted to Mr. Jenkins-Stark and Mr. Walentine (Val) Mirosh were outstanding at December 31, 2011; Mr. Marshall's units were redeemed on September 1, 2011 following his June 30, 2011 retirement.

At December 31, 2011, Jack F. Jenkins-Stark, Malyn K. Malquist and Walentin (Val) Mirosh held 7,602, 240 and 3,831 DSUs, respectively. The fair value of DSUs held by Mr. Jenkins-Stark, Mr. Malquist and Mr. Mirosh at December 31, 2011 was $288,876, $9,120 and $145,578, respectively.

(d)
Amounts presented reflect DSUs credited to each independent director's account equal to the distributions payable on the DSUs previously granted or credited. In this regard, David L. Marshall was credited 176 DSUs, Walentin (Val) Mirosh was credited 239 DSUs, Jack F.

62 TC PIPELINES, LP

  Jenkins-Stark was credited 461 DSUs and Malyn K. Malquist was credited 4 DSUs. All DSUs credited during 2011 were outstanding at December 31, 2011, with the exception of Mr. Marshall's DSUs which were all redeemed on September 1, 2011 as a result of his retirement on June 30, 2011.

(e)
Appointed as director on April 18, 2011 and Chairman of the Audit Committee commencing on July 1, 2011.

(f)
Lead Director and Chairman of the Conflicts Committee.

(g)
Chairman of the Audit Committee until retirement on June 30, 2011.

Cash Compensation

In 2011, each director who was not an employee of TransCanada, the General Partner or its affiliates (independent director) was entitled to a directors' retainer fee of $64,000 per annum, of which $32,000 was automatically granted in DSUs (see DSUs section below). The independent director appointed as Lead Director and chair of the Conflicts Committee and the independent director appointed as chair of the Audit Committee were each entitled to an additional fee of $8,000 per annum. Each independent director was also paid a fee of $1,500 for attendance at each meeting of the board of directors and a fee of $1,500 for attendance at each meeting of a committee of the board. The independent directors are reimbursed for out-of-pocket expenses incurred in the course of attending such meetings. All fees are paid by the Partnership on a quarterly basis. The independent directors are permitted to elect to receive any portion of their fees in the form of DSUs pursuant to The TC PipeLines GP, Inc. Deferred Share Unit Plan for Non-Employee Directors (2007). On October 19, 2011, the board approved an increase in the independent directors' 2012 annual retainer fee of $15,000 per annum, of which $10,000 will be granted in DSUs. As a result, commencing January 1, 2012, the retainer fee will be $79,000 per annum, of which $42,000 will automatically be granted in DSUs.

Deferred Share Units

The TC PipeLines GP, Inc. Deferred Share Unit Plan for Non-Employee Directors (2007) was established in 2007 with the first grant occurring in January 2008. In 2011, as part of the retainer fee, each independent director received an annual grant of DSUs with a value of $32,000.

At the time of grant, the value of a DSU is equal to the market value of a common unit at the time the independent director is credited with the units. The value of a DSU when redeemed is equivalent to the market value of a common unit at the time the redemption takes place. DSUs cannot be redeemed until the director ceases to be a member of the Board. Directors may redeem DSUs for cash or common units at their option. DSUs redeemed for common units would be purchased by the Partnership in the open market.

2011 ANNUAL REPORT 63

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 22, 2012 regarding the (i) beneficial ownership of our common units and shares of TransCanada by the General Partner's directors, the named executive officers and directors and executive officers as a group and (ii) beneficial ownership of our common units by all persons known by the General Partner to own beneficially at least 5 percent of our common units.

	Amount and Nature of Beneficial Ownership
	TC PipeLines, LP		TransCanada Corporation
Name and Business Address	Number of Common Units(a)	Percent of Class(b)	Common Shares	Percent of Class

TransCan Northern Ltd.(c) 450 1st Street SW Calgary, Alberta T2P 5H1	11,287,725	21.1	–	–

TC Pipelines GP, Inc.(d) 450 1st Street SW Calgary, Alberta T2P 5H1	5,797,106	10.8	–	–

Tortoise Capital Advisors, L.L.C.(e) 11550 Ash Street, Suite 300 Leawood, Kansas 66211	3,088,553	5.8	–	–

Malyn K. Malquist(f)	2,669	*	–	–

Walentin (Val) Mirosh(g)	4,811	*	720	*

Jack F. Jenkins-Stark(h)	13,533	*	–	–

Gregory A. Lohnes(i)	–	–	246,950	*

Steven D. Becker(j)	–	–	73,901	*

Kristine L. Delkus(k)	–	–	84,500	*

James M. Baggs(l)	–	–	64,777	*

Robert C. Jacobucci(m)	–	–	651	*

Sandra P. Ryan-Robinson(n)			197	*

Directors and Executive officers as a Group(o) (14 people)	21,013	*	497,834	*

(a)
A total of 53,472,766 common units are issued and outstanding. For certain beneficial owners, the number of common units includes deferred share units, which are a bookkeeping entry, equivalent to the value of a Partnership common unit, and do not entitle the holder to voting or other unitholder rights, other than the accrual of additional deferred share units for the value of distributions. A director cannot redeem deferred share units until the director ceases to be a member of the Board. Directors can then redeem their units for cash or common units.

(b)
Any deferred share units shall be deemed to be outstanding for the purpose of computing the percentage of outstanding common units owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of common units by any other person.

(c)
TransCan Northern Ltd. is a wholly-owned indirect subsidiary of TransCanada.

(d)
TC PipeLines GP, Inc. is a wholly-owned indirect subsidiary of TransCanada and also owns an aggregate two percent general partner interest of the Partnership.

64 TC PIPELINES, LP

(e)
Based on a Schedule 13G/A filed with the SEC on February 10, 2012 by Tortoise Capital Advisors, L.L.C. (Tortoise). In the Schedule 13G/A, Tortoise reported that it has shared power to vote 3,031,783 common units and shared power to dispose of all 3,088,553 common units.

(f)
Includes 1,669 deferred share units.

(g)
Includes 4,811 deferred share units.

(h)
Includes 8,645 deferred share units and 4,888 common units held by the Jenkins-Stark Family Trust dated June 16, 1995.

(i)
Includes 226,806 options exercisable within 60 days for TransCanada common shares and 5,490 TransCanada common shares owned by his spouse, of which he disclaims beneficial ownership.

(j)
Includes 51,900 options exercisable within 60 days for TransCanada common shares and 4,498 TransCanada common shares held in his Employee Savings Plan account.

(k)
Includes 78,376 options exercisable within 60 days for TransCanada common shares and 6,124 TransCanada common shares held in her Employee Savings Plan account.

(l)
Includes 59,636 options exercisable within 60 days for TransCanada common shares, 1,808 TransCanada common shares held in his Employee Savings Plan account and 678 TransCanada common shares held in his spouse's Employee Savings Plan account.

(m)
Includes 226 TransCanada common shares held in his Employee Savings Plan account and 425 TransCanada common shares held in his spouse's Employee Savings Plan account.

(n)
Includes 197 TransCanada common shares held in her Employee Savings Plan account.

(o)
Includes 426,905 options exercisable within 60 days for TransCanada common shares, 15,125 deferred share units, 9,016 common shares of TransCanada owned by immediate family members of which beneficial ownership of 6,068 common shares is disclaimed and 29,600 common shares held in the TransCanada Employee Savings Plan.

*
Less than one percent.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

At February 28, 2012, TransCanada owns 11,287,725 common units and the Partnership's General Partner owns 5,797,106 common units, representing an aggregate 31.3 percent limited partner interest in the Partnership. In addition, the General Partner owns an aggregate two percent general partner interest in the Partnership through which it manages and operates the Partnership. As a result, TransCanada's aggregate ownership interest in the Partnership is 33.3 percent by virtue of its indirect ownership of the General Partner and 31.3 percent aggregate limited partner interest.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments made or to be made by us to our General Partner and its affiliates, which includes TransCanada, in connection with the ongoing operation and, if applicable, upon liquidation of the Partnership. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arms-length negotiations.

Operational Stage

Distributions of available cash to our General Partner and its affiliates	We will generally make cash distributions of 98 percent to common unitholders, including our general partner and its affiliates as holders of an aggregate of 17,084,831 common units, and the remaining 2 percent to our General Partner.

Payments to our General Partner and its affiliates	In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our General Partner will be entitled to increasing percentages of the distributions, up to 25 percent of the distributions above the highest target level. We refer to the rights to the increasing distributions as "incentive distribution rights". For further information about distributions, please read Part II Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Withdrawal or removal of our General Partner	If our General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

2011 ANNUAL REPORT 65

Reimbursement of Operating and General and Administrative Expense

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $2.2 million for the year ended December 31, 2011 (2010 – $2.2 million; 2009 – $2.1 million).

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

Cash Management Programs

Great Lakes, GTN and Bison have cash management agreements with TransCanada whereby their funds are pooled with other TransCanada affiliates. The agreements also give these pipeline systems the ability to obtain short-term borrowings to provide liquidity for their operating needs.

Transportation Agreements

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts some of which are provided at discounted rates and some at maximum recourse rates. The contracts have remaining terms ranging from one to six years. Great Lakes earned $80.6 million of transportation revenues under these contracts in 2011 (2010 – $148.5 million; 2009 – $141.7 million). This amount represents 32.2 percent of total revenues earned by Great Lakes in 2011 (2010 – 56.6 percent; 2009 – 48.9 percent).Great Lakes also earned $1.3 million in affiliated rental revenue in 2011 (2010 – $0.9 million; 2009 – $0.6 million).

Revenue from TransCanada and its affiliates of $38.0 million is included in the Partnership's equity income from Great Lakes in 2011 (2010 – $69.3 million; 2009 – $66.1 million). At December 31, 2011, $7.1 million was included in Great Lakes' receivables in regards to the transportation contracts with TransCanada and its affiliates (2010 – $11.0 million).

GTN and Bison Acquisitions

On May 3, 2011, we acquired 25 percent membership interests in GTN and Bison from subsidiaries of TransCanada at a purchase price of $605.0 million.

Other Agreements

Our pipeline systems currently have interconnection, operational balancing agreements, transportation and exchange agreements and/or other inter-affiliate agreements with affiliates of TransCanada. In addition, each of our pipeline systems currently have other routine agreements with TransCanada or one of its subsidiaries that arise in the ordinary course of business, including agreements for services and other transportation and exchange agreement and interconnection and balancing agreements with other TransCanada pipelines.

66 TC PIPELINES, LP

Capital and operating costs charged to our pipeline systems for the years ended December 31, 2011, 2010 and 2009 by TransCanada's subsidiaries and amounts payable to TransCanada's subsidiaries at December 31, 2011 and 2010 are summarized in the following tables:

Year ended December 31 (millions of dollars)	2011	2010	2009

Capital and operating costs charged by TransCanada's subsidiaries to:
Great Lakes	31.2	30.3	33.8
Northern Border	28.7	25.8	25.5
GTN(a)	22.3	–	–
Bison(a)	7.7	–	–
North Baja(b)	3.7	4.4	2.9
Tuscarora	4.7	3.7	3.0
Impact on the Partnership's net income:
Great Lakes	14.1	12.8	14.3
Northern Border	13.4	12.5	12.3
GTN(a)	21.2	–	–
Bison(a)	4.3	–	–
North Baja(b)	3.5	3.2	2.4
Tuscarora	4.6	3.5	2.8

December 31 (millions of dollars)	2011	2010

Amount payable to TransCanada's subsidiaries for costs charged in the year by:
Great Lakes	3.1	3.0
Northern Border	2.9	2.2
GTN(a)	3.0	–
Bison(a)	1.0	–
North Baja	0.5	0.6
Tuscarora	0.6	0.7

(a)
Represents operations from GTN and Bison from May 3, 2011, date of acquisition, to December 31, 2011.

(b)
Recast as discussed in Notes 2 and 5 to the Partnership's financial statements included elsewhere in this report.

Relationship with our General Partner and TransCanada and Conflicts of Interest Resolution

Our Partnership Agreement contains specific provisions that address potential conflicts of interest between our General Partner and its affiliates, including TransCanada, on one hand, and us and our subsidiaries, on the other hand. Whenever such a conflict of interest arises, our General Partner will resolve the conflict. Our General Partner may, but is not required to, seek the approval of such resolution from the conflicts committee of the board of directors of our General Partner (Special Approval), which is comprised of independent directors.

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

2011 ANNUAL REPORT 67

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

Item 14.    Principal Accountant Fees and Services

The following table sets forth, for the periods indicated, the fees billed by the principal accountants:

Year ended December 31 (thousands of dollars)	2011	2010

Audit Fees(a)	350.1	358.8
Tax Fees(b)	–	–
All Other Fees	–	–

Total	350.1	358.8

(a)
$75 thousand of the Audit Fees relate to comfort letters and consents issued in conjunction with the financing related to the GTN and Bison Acquisitions, May 3, 2011, and the $350 million Senior Notes issued in July 2011.

(b)
The Partnership has not engaged its external auditors for any tax or other services in 2011 or 2010.

AUDIT FEES

Audit fees include fees for the audit of annual GAAP financial statements, reviews of the related quarterly financial statements and related consents and comfort letters for documents filed with the SEC. Before our independent principal accountant is engaged each year for annual audit and any non-audit services, these services and fees are reviewed and approved by our Audit Committee.

68 TC PIPELINES, LP

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
*2.3
Agreement for Purchase and Sale of Membership Interest dated as of April 26, 2011 between TransCanada American Investments Ltd., as Seller, and TC PipeLines Intermediate Limited Partnership, as Buyer (Exhibit 2.1 to TC PipeLines, LP's Form 8-K filed on April 27, 2011)
*2.4
Agreement for Purchase and Sale of Membership Interest dated as of April 26, 2011 between TC Continental Pipeline Holdings Inc., as Seller, and TC PipeLines Intermediate Limited Partnership, as Buyer (Exhibit 2.2 to TC PipeLines, LP's Form 8-K filed on April 27, 2011).
*3.1	Second Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP dated July 1, 2009 (Exhibit 3.1 to TC PipeLines, LP's Form 8-K filed on July 1, 2009).
*3.2	Certificate of Limited Partnership of TC PipeLines, LP (Exhibit 3.2 to TC PipeLines, LP's Form S-1 Registration Statement, filed on December 30, 1998).
*4.1	Indenture, dated as of June 17, 2011, between the Partnership and The Bank of New York Mellon, as trustee (Exhibit 4.1 to TC PipeLines, LP's Form 8-K filed on June 17, 2011).
*4.2
Supplemental Indenture, dated as of June 17, 2011 relating to the issuance of $350,000,000 aggregate principal amount of 4.65% Senior Notes due 2021 (Exhibit 4.2 to TC PipeLines, LP's Form 8-K filed on June 17, 2011).
*4.3	Specimen of 4.65% Senior Notes due 2021 (included as Exhibit A to the Suppmental Indenture filed as Exhibit 4.2 to TC PipeLines, LP's Form 8-K filed on June 17, 2011).
*4.4	Form of indenture for senior debt securities (included as Exhibit 4.1 to TC PipeLines, LP's Form 8-K filed on June 14, 2011).
*10.1
Amended and Restated Agreement of Limited Partnership of Great Lakes Gas Transmission Limited Partnership between TransCanada GL, Inc., TC GL Intermediate Limited Partnership and Great Lakes Gas Transmission Company dated February 22, 2007 (Exhibit 10.9 to TC PipeLines, LP's Form 10-Q filed on April 30, 2007).

2011 ANNUAL REPORT 69

*10.1.1
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Great Lakes Gas Transmission Partnership between TransCanada GL, Inc., TC GL Intermediate Limited Partnership and Great Lakes Gas Transmission Company dated October 25, 2010 (Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on July 19, 2011).
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
*10.5.5
Fifth Amendment to Operating Agreement by and between Tuscarora Gas Transmission Company and TransCanada Northern Border Inc. dated December 31, 2010 (Exhibit 10.1 to TC PipeLines, LP's Form 10-Q filed on April 27, 2011).
10.5.6	Sixth Amendment to Operating Agreement by and between Tuscarora Gas Transmission Company and TransCanada Northern Border Inc. dated February 13, 2012.

70 TC PIPELINES, LP

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
*10.10	Contribution, Conveyance and Assumption Agreement among TC PipeLines, LP and certain other parties dated May 28, 1999 (Exhibit 10.2 to TC PipeLines, LP's Form 10-K filed on March 28, 2000).
*10.11
Form of Conveyance, Contribution and Assumption Agreement among Northern Plains Natural Gas Company, Northwest Border Pipeline Company, Pan Border Gas Company, Northern Border Partners, L.P., and Northern Border Intermediate Limited Partnership (Exhibit 10.16 to Northern Border Pipeline Company's Form S-1 Registration Statement filed on July 16, 1993 (Registration No. 33-66158)).
*10.12
Form of Contribution, Conveyance and Assumption Agreement by and among TransCanada Border Pipeline Ltd., TransCan Northern Ltd., TransCanada PipeLines Limited, TC PipeLines, L.P., TC PipeLines Intermediate Limited Partnership and TC PipeLines GP, Inc. (Exhibit 10.2 to TC PipeLines, LP's Form S-1/A filed on May 3, 1999).
*#10.13
TC PipeLines GP, Inc. Share Unit Plan for Non-Employee Directors (2007), effective as of October 18, 2007, as amended on December 10, 2008 (Exhibit 10.25 to TC PipeLines, LP's Form 10-K filed on February 27, 2009).
*10.14
Membership Interest Purchase Agreement by and between Northern Border Pipeline Company and TransCanada Pipeline USA Ltd. dated August 28, 2008, (Exhibit 10.1 to TC PipeLines, LP's Form 10-Q filed on November 3, 2008).
*10.15	Common Unit Purchase Agreement by and between TC PipeLines, LP and TransCan Northern Ltd. dated July 1, 2009 (Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on July 1, 2009).
*10.16	Exchange Agreement by and between TC PipeLines, LP and TC PipeLines GP, Inc. dated July 1, 2009 (Exhibit 10.2 to TC PipeLines, LP's Form 8-K filed on July 1, 2009).
*10.17
Guaranty by TransCanada Pipeline USA Ltd. dated as of April 26, 2011 with respect to the obligations of TransCanada American Investments Ltd. (Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on April 27, 2011).
*10.18
Guaranty by TransCanada Pipeline USA Ltd. dated as of April 26, 2011 with respect to the obligations of TC Continental Pipeline Holdings Inc. (Exhibit 10.2 to TC PipeLines, LP's Form 8-K filed on April 27, 2011).
*10.19
364-Day Senior Bridge Loan Agreement, dated as of May 3, 2011, among TC PipeLines, LP, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent (Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on May 5, 2011).

2011 ANNUAL REPORT 71

*10.20
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 13, 2011, by and among TC PipeLines, LP, the Lenders, and SunTrust Bank, as administrative agent for the Lenders, including (as Exhibit A thereto) the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 13, 2011. (Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on July 19, 2011).
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

72 TC PIPELINES, LP

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
99.11	Transportation Service Agreement FT16128 between Great Lakes Transmission Limited Partnership and TransCanada PipeLines Limited, dated March 9, 2011.
99.12	Transportation Service Agreement FT16129 between Great Lakes Transmission Limited Partnership and TransCanada PipeLines Limited, dated March 9, 2011.
99.13	Transportation Service Agreement FT16130 between Great Lakes Transmission Limited Partnership and TransCanada PipeLines Limited, dated March 9, 2011.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*
Indicates exhibits incorporated by reference.

+
Pursuant to item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

#
Management contract or compensatory plan or arrangement.

2011 ANNUAL REPORT 73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2012.

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

Signature	Title	Date

/s/ Gregory A. Lohnes Gregory A. Lohnes	Chairman,	February 28, 2012
/s/ Steven D. Becker Steven D. Becker	President and Principal Executive Officer	February 28, 2012
/s/ Sandra P. Ryan-Robinson Sandra P. Ryan-Robinson	Controller and Principal Financial Officer	February 28, 2012
/s/ James M. Baggs James M. Baggs	Director	February 28, 2012
/s/ Kristine L. Delkus Kristine L. Delkus	Director	February 28, 2012
/s/ Walentin (Val) Mirosh Walentin (Val) Mirosh	Director	February 28, 2012
/s/ Jack F. Jenkins-Stark Jack F. Jenkins-Stark	Director	February 28, 2012
/s/ Malyn K. Malquist Malyn K. Malquist	Director	February 28, 2012

74 TC PIPELINES, LP

TC PIPELINES, LP
INDEX TO FINANCIAL STATEMENTS

F-1 TC PIPELINES, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of TC PipeLines GP, Inc., General Partner of TC PipeLines, LP:

We have audited the accompanying consolidated balance sheets of TC PipeLines, LP (a Delaware limited partnership) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, cash flows and changes in partners' equity for each of the years in the three-year period ended December 31, 2011. We also have audited TC PipeLines, LP internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the General Partner of TC PipeLines, LP is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TC PipeLines, LP and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TC PipeLines, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Houston, Texas
February 28, 2012

F-2 2011 ANNUAL REPORT

TC PIPELINES, LP
CONSOLIDATED BALANCE SHEET

December 31 (millions of dollars)	2011	2010

Assets
Current Assets
Cash and cash equivalents	29.5	3.6
Accounts receivable and other (Note 15)	8.8	8.7

	38.3	12.3

Investments in unconsolidated affiliates (Note 3)	1,609.5	1,194.8
Plant, property and equipment (Note 4)	298.5	312.6
Goodwill	130.2	130.2
Other assets	5.5	0.6

	2,082.0	1,650.5

Liabilities and Partners' Equity
Current Liabilities
Accounts payable and accrued liabilities	5.0	7.7
Accrued interest	1.1	1.3
Current portion of long-term debt (Note 6)	3.1	483.8
Fair value of derivative contracts (Note 14)	–	13.8

	9.2	506.6
Long-term debt (Note 6)	739.4	30.1
Other liabilities	0.4	1.3

	749.0	538.0

Partners' Equity (Note 7)
Common units	1,306.7	1,104.2
General partner	27.6	23.5
Accumulated other comprehensive loss	(1.3)	(15.2)

	1,333.0	1,112.5

	2,082.0	1,650.5

Subsequent events (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

F-3 TC PIPELINES, LP

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF INCOME

Year ended December 31 (millions of dollars except per common unit amounts)	2011	2010	2009(a)

Equity earnings from unconsolidated affiliates(b) (Note 3)	153.5	126.0	99.4
Transmission revenues	70.4	69.1	67.9
Operating expenses	(14.6)	(13.0)	(11.0)
General and administrative	(8.7)	(4.4)	(6.2)
Depreciation	(15.2)	(15.0)	(14.7)
Financial charges and other (Note 8)	(28.0)	(25.6)	(29.3)

Net income	157.4	137.1	106.1

Net income allocation (Note 9)
Common units	154.3	134.4	90.6
General partner	3.1	2.7	7.2

	157.4	137.1	97.8

Net income per common unit (Note 9)	$3.02	$2.91	$2.34

Weighted average common units outstanding (millions)	51.1	46.2	38.7

Common units outstanding, end of year (millions)	53.5	46.2	46.2

(a)
Recast as discussed in Notes 2 and 5.

(b)
Includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to December 31, 2011.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year ended December 31 (millions of dollars)	2011	2010	2009

Net income(a)	157.4	137.1	106.1
Other comprehensive income
Change associated with current period hedging transactions (Note 14)	13.8	10.0	7.9
Change associated with current period hedging transactions of investees	0.1	0.5	1.3

	13.9	10.5	9.2

Total comprehensive income	171.3	147.6	115.3

(a)
Recast as discussed in Notes 2 and 5 and includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to December 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

F-4 2011 ANNUAL REPORT

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31 (millions of dollars)	2011	2010	2009(a)

Cash Generated From Operations
Net income	157.4	137.1	106.1
Depreciation	15.2	15.0	14.7
Amortization of debt issue costs (Note 8)	2.0	0.5	0.4
Equity earnings in excess of cumulative distributions:
Bison(b)	(1.5)	–	–
(Decrease)/increase in other long-term liabilities	(0.9)	0.6	0.3
Equity allowance for funds used during construction	–	(0.3)	(0.5)
(Increase)/decrease in operating working capital (Note 11)	(3.0)	3.1	2.5

	169.2	156.0	123.5

Investing Activities
Cumulative distributions in excess of equity earnings:
Great Lakes	13.4	10.5	13.4
Northern Border	23.6	18.7	35.4
GTN(b)	21.1	–	–
Investment in Great Lakes (Note 3)	(8.9)	(9.3)	(0.1)
Investment in Northern Border (Notes 3)	(54.8)	–	(42.3)
Acquisition of GTN and Bison (Note 5)	(538.7)	–	–
Acquisition of North Baja, net of cash acquired (Note 5)	–	–	(271.4)
Capital expenditures	(3.5)	(9.3)	(1.9)
Increase in investing working capital (Note 11)	–	–	(2.9)

	(547.8)	10.6	(269.8)

Financing Activities
Distributions paid (Note 10)	(154.8)	(138.7)	(117.0)
Equity issuances, net	337.6	–	265.6
Long-term debt issued (Note 6)	894.4	74.0	208.0
Long-term debt repaid (Note 6)	(665.8)	(101.4)	(203.5)
Debt issue costs	(6.9)	–	–
Due to North Baja's former parent (Note 6)	–	–	(12.1)

	404.5	(166.1)	141.0

Increase/(decrease) in cash and cash equivalents	25.9	0.5	(5.3)
Cash and cash equivalents, beginning of year	3.6	3.1	8.4

Cash and cash equivalents, end of year	29.5	3.6	3.1

Interest payments made	13.1	8.5	16.5
(a)
Recast as discussed in Notes 2 and 5.

(b)
Includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to December 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

F-5 TC PIPELINES, LP

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

	Common Units		General Partner	Accumulated Other Comprehensive Loss	Partners' Equity

	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of units)	(millions of dollars)
Partners' equity at December 31, 2008	34.9	891.4	19.1	(34.9)	34.9	875.6
Net income(a)	–	98.8	7.3	–	–	106.1
Net income attributed to former North Baja owner	–	(8.2)	(0.1)	–	–	(8.3)
Equity issuances, net (Notes 5 and 7)	11.3	260.2	5.4	–	11.3	265.6
Distributions paid	–	(109.4)	(7.6)	–	–	(117.0)
Excess purchase price over net acquired assets (Note 5)	–	(27.2)	(0.5)	–	–	(27.7)
Other comprehensive income	–	–	–	9.2	–	9.2

Partners' equity at December 31, 2009	46.2	1,105.6	23.6	(25.7)	46.2	1,103.5
Net income	–	134.4	2.7	–	–	137.1
Distributions paid	–	(135.9)	(2.8)	–	–	(138.7)
Assets acquired in excess of purchase price (Note 5)	–	0.1	–	–	–	0.1
Other comprehensive income	–	–	–	10.5	–	10.5

Partners' equity at December 31, 2010	46.2	1,104.2	23.5	(15.2)	46.2	1,112.5
Net income(b)	–	154.3	3.1	–	–	157.4
Equity issuance, net (Notes 5 and 7)	7.3	330.9	6.7	–	7.3	337.6
Distributions paid	–	(151.7)	(3.1)	–	–	(154.8)
Excess purchase price over net acquired assets (Note 5)	–	(130.9)	(2.7)	–	–	(133.6)
Other comprehensive income	–	–	–	13.9	–	13.9

Partners' equity at December 31, 2011	53.5	1,306.8	27.5	(1.3)	53.5	1,333.0

(a)
Recast as discussed in Notes 2 and 5.

(b)
Includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to December 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

F-6 2011 ANNUAL REPORT

TC PIPELINES, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION

TC PipeLines, LP and its subsidiaries are collectively referred to herein as the Partnership. The Partnership was formed by TransCanada PipeLines Limited, a wholly-owned subsidiary of TransCanada Corporation (TransCanada Corporation together with its subsidiaries collectively referred to herein as TransCanada), to acquire, own and participate in the management of energy infrastructure assets in North America.

The Partnership owns the following interests in natural gas pipeline systems:

•
a 46.45 percent general partner interest in Great Lakes Gas Transmission Limited Partnership (Great Lakes), a Delaware limited partnership. Great Lakes owns a 2,115-mile pipeline that transports natural gas serving markets in Minnesota, Wisconsin, Michigan and Eastern Canada;

•
a 50 percent general partner interest in Northern Border Pipeline Company (Northern Border), a Texas general partnership. Northern Border owns a 1,407-mile U.S. interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to markets in the Midwestern U.S.;

•
a 25 percent interest in Gas Transmission Northwest LLC (GTN), a Delaware limited liability company. GTN owns a 1,353-mile pipeline that transports natural gas from the British Columbia, Canada/Idaho border to a point at the Oregon/California border;

•
a 25 percent interest in Bison Pipeline LLC (Bison), a Delaware limited liability company. Bison owns a 303-mile pipeline that transports natural gas from the Powder River Basin in Wyoming to Northern Border's pipeline system in North Dakota;

•
a 100 percent interest in North Baja Pipeline, LLC (North Baja), a Delaware limited liability company. North Baja owns an 86-mile U.S. interstate pipeline system that transports natural gas between an interconnection with El Paso Natural Gas Company (EPNG) pipeline near Ehrenberg, Arizona and an interconnection near Ogilby, California on the California/Mexico border with the Gasoducto Rosarito natural gas pipeline system; and

•
a 100 percent interest in Tuscarora Gas Transmission Company (Tuscarora), a Nevada general partnership. Tuscarora owns a 305-mile U.S. interstate pipeline system that transports natural gas from Oregon, where it interconnects with facilities of GTN, to a terminus in Northern Nevada.

The Partnership is managed by its General Partner, TC PipeLines GP, Inc. (General Partner), an indirect wholly-owned subsidiary of TransCanada. The General Partner provides management and operating services for the Partnership and is reimbursed for its costs and expenses. In addition to its aggregate two percent general partner interest in the Partnership, the General Partner owns 5,797,106 common units, together with its general partner interest, representing an effective 12.6 percent interest in the Partnership at December 31, 2011. TransCanada also indirectly holds an additional 11,287,725 common units representing a 20.7 percent limited partner interest in the Partnership for a total interest in the Partnership of 33.3 percent at December 31, 2011.

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of Presentation

The accompanying financial statements and related notes present the financial position of the Partnership as of December 31, 2011 and 2010 and the results of its operations, cash flows and changes in partners' equity for the years ended December 31, 2011, 2010 and 2009. The Partnership uses the equity method of accounting for its investments in Great Lakes, Northern Border, GTN and Bison, over which it is able to exercise significant influence. The Partnership consolidates its investments in North Baja and Tuscarora.

Amounts are stated in U.S. dollars.

(b)    Acquisitions

On May 3, 2011, the Partnership acquired a 25 percent membership interest in each of GTN and Bison from subsidiaries of TransCanada (Acquisitions). The Acquisitions were accounted for as transactions between entities under common control, whereby the equity investments in GTN and Bison were recorded at TransCanada's carrying values. See Note 5 for additional disclosure regarding the Acquisitions.

On July 1, 2009, the Partnership acquired a 100 percent interest in North Baja from a subsidiary of TransCanada. The acquisition was accounted for as a transaction between entities under common control whereby the assets and liabilities of North Baja were recorded at TransCanada's carrying value and the Partnership's historical financial information was recast to include North Baja for all periods presented on a consolidated basis. Refer to Note 5 for additional disclosure regarding the North Baja acquisition.

F-7 TC PIPELINES, LP

(c)    Use of Estimates

The preparation of financial statements in conformity with United States of America (U.S.) generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates. In the opinion of management, these consolidated financial statements have been properly prepared within reasonable limits of materiality and include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial results for the periods presented.

(d)    Cash and Cash Equivalents

The Partnership's short-term investments with original maturities of three months or less are considered to be cash equivalents and are recorded at cost, which approximates market value.

(e)    Plant, Property and Equipment

Plant, property and equipment of North Baja and Tuscarora are stated at original cost. Costs of restoring the land above and around the pipeline are capitalized to pipeline facilities and depreciated over the remaining life of the related pipeline facilities. Depreciation of pipeline facilities and compression equipment is provided on a straight-line composite basis over the estimated useful life of the pipeline and compression equipment of 20 to 30 years. Metering and other is depreciated on a straight-line basis over the estimated useful lives of the equipment, which range from 5 to 30 years. Repair and maintenance costs are expensed as incurred. Costs that are considered a betterment are capitalized. An allowance for funds used during construction, using the rate of return on rate base approved by the Federal Energy Regulatory Commission (FERC), is capitalized and included in the cost of plant, property and equipment. Amounts included in construction work in progress are not amortized until transferred into service.

(f)    Long-lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

(g)    Partners' Equity

Costs incurred in connection with the issuance of units are deducted from the proceeds received.

(h)    Revenue Recognition

Transmission revenues relate to North Baja and Tuscarora operations and are recognized in the period in which the service is provided. When a rate case is pending final FERC approval, a portion of the revenue collected is subject to possible refund. As of December 31, 2011, 2010 and 2009, the Partnership has not recognized any transmission revenue that is subject to possible refund.

(i)    Income Taxes

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

(j)    Acquisitions and Goodwill

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

F-8 2011 ANNUAL REPORT

The Partnership accounts for business acquisitions between entities under common control using a method, whereby the assets and liabilities of the acquired entities are recorded at TransCanada's carrying value and the Partnership's historical financial information is recast to include the acquired entities for all periods presented. If the fair market value paid for the acquired entities is greater than the recorded net assets of the acquired entities, the excess purchase price paid is recorded as a reduction to Partners' Equity. Similarly, if the fair market value paid for the acquired entities is less than the recorded net assets of the acquired entities, the excess of assets acquired is recorded as an increase to Partners' Equity.

(k)    Derivative Financial Instruments and Hedging Activities

The Partnership recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

The Partnership only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Partnership formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Partnership also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Partnership discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Partnership continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Partnership discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

(l)    Asset Retirement Obligation

The Partnership recognizes and measures liabilities associated with the retirement of tangible long-lived assets at fair value as incurred and capitalizes them as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time is classified as an operating expense. Retirement obligations associated with relevant long-lived assets are those for which a legal obligation exists under enacted laws, statutes, ordinances, or written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

The fair value of a liability for an asset retirement obligation is recorded during the period in which the liability is incurred, if a reasonable estimate of fair value can be made. Asset retirement obligations exist for certain of our transmission assets; however, the fair value of the obligations cannot be determined due to the inability to determine the scope of asset retirements, as well as the end of the transmission system life is not determinable with the degree of accuracy necessary to currently establish a liability for the obligation.

We are required to operate and maintain our natural gas pipeline systems, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe our natural gas pipeline system assets have indeterminate lives and, accordingly, have recorded no asset retirement liabilities as of December 31, 2011 and 2010. We continue to evaluate our asset retirement obligations and future developments that could impact amounts in our records.

(m)    Government Regulation

North Baja and Tuscarora, the Partnership's wholly-owned pipeline systems, are subject to regulation by the FERC. Under regulatory accounting principles, certain assets or liabilities that result from the regulated ratemaking process may be recorded that would not be recorded under GAAP for non-regulated entities. The Partnership regularly evaluates the continued applicability of regulatory accounting, considering such factors as regulatory changes, the impact of competition, and the ability to recover regulatory assets. As of December 31, 2011, Tuscarora has no regulatory assets (2010 – nil) and $0.2 million in regulatory liabilities (2010 – $0.5 million). North Baja has no regulatory assets or liabilities as of December 31, 2011 and 2010. Allowance for funds used during construction is capitalized and included in plant, property and equipment.

F-9 TC PIPELINES, LP

(n)    Debt Issuance Costs

Costs related to the issuance of debt are deferred and amortized using the effective interest rate method over the term of the related debt.

NOTE 3    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Great Lakes, Northern Border, GTN and Bison are regulated by the FERC and are operated by TransCanada. We use the equity method of accounting for our interests in our equity investees.

		Equity Earnings from Unconsolidated Affiliates			Investment in Unconsolidated Affiliates
		Year Ended December 31			December 31
	Ownership Interest at December 31, 2011
(unaudited) (millions of dollars)		2011	2010	2009	2011	2010

Great Lakes	46.45%	59.5	58.7	59.1	685.5	690.0
Northern Border(a)	50%	75.5	67.3	40.3	536.1	504.8
GTN(b)	25%	11.5	–	–	225.1	–
Bison(b)	25%	7.0	–	–	162.8	–

		153.5	126.0	99.4	1,609.5	1,194.8

(a)
Equity income from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership's additional 20 percent acquisition in April 2006.

(b)
Represents equity earnings from May 3, 2011, date of acquisition, to December 31, 2011.

Great Lakes

The Partnership owns a 46.45 percent general partner interest in Great Lakes. TransCanada owns the other 53.55 percent partnership interest. TC GL Intermediate Limited Partnership, as one of the general partners, may be exposed to the commitments and contingencies of Great Lakes. The Partnership holds a 98.9899 percent limited partnership interest in TC GL Intermediate Limited Partnership.

Rates on the Great Lakes Pipeline are based on a July 2010 FERC approved settlement which became effective May 1, 2010 and applies to all current and future shippers on Great Lakes.

The Partnership recorded no undistributed earnings from Great Lakes for the years ended December 31, 2011, 2010, and 2009.

At December 31, 2011 the partnership had a $458.4 million (2010 – $458.4 million) difference between the carrying value of Great Lakes and the underlying equity in the net assets primarily resulting from the recognition and inclusion of goodwill in the Partnership's investment in Great Lakes relating to the Partnership's February 2007 acquisition of a 46.45 percent general partner interest in Great Lakes.

The Partnership made equity contributions to Great Lakes of $4.2 million and $4.6 million in the first quarter and fourth quarter of 2011, respectively. These amounts represent the Partnership's 46.45 percent share of a $9.0 million and $10.0 million cash call from Great Lakes to make scheduled debt repayments.

The summarized financial information for Great Lakes is as follows:

December 31 (millions of dollars)	2011	2010

Assets
Current assets	65.3	83.7
Plant, property and equipment, net	826.2	846.9
Other assets	0.6	0.6

	892.1	931.2

Liabilities and Partners' Equity
Current liabilities	30.0	34.9
Deferred credits	0.4	5.6
Long-term debt, including current maturities	373.0	392.0
Partners' capital	488.7	498.7

	892.1	931.2

F-10 2011 ANNUAL REPORT

Year ended December 31 (millions of dollars)	2011	2010	2009

Transmission revenues	250.0	262.4	289.7
Operating expenses	(61.8)	(59.2)	(66.5)
Depreciation	(32.2)	(40.5)	(58.5)
Financial charges and other	(29.9)	(30.9)	(31.9)
Michigan business tax	1.9	(5.3)	(5.4)

Net income	128.0	126.5	127.4

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

The Partnership recorded no undistributed earnings from Northern Border for the years ended December 31, 2011, 2010 and 2009.

At December 31, 2011, the Partnership had a $119.9 million (2010 – $120.8 million) difference between the carrying value of Northern Border and the underlying equity in the net assets primarily resulting from the recognition and inclusion of goodwill in the Partnership's investment in Northern Border relating to the Partnership's April 2006 acquisition of an additional 20 percent general partnership interest in Northern Border.

Northern Border's distribution policy adopted in 2006 defines minimum equity to total capitalization to be used by its Management Committee to establish the timing and amount of required equity contributions. In accordance with this policy, the Partnership made the required equity contributions of $49.8 million in the third quarter of 2011 and $5 million in the fourth quarter of 2011 to meet minimum equity to total capitalization requirements and to fund capital expenditures related to the Princeton Lateral Project respectively.

The summarized financial information for Northern Border is as follows:

December 31 (millions of dollars)	2011	2010

Assets
Cash and cash equivalents	32.8	10.2
Other current assets	35.6	37.1
Plant, property and equipment, net	1,266.6	1,294.8
Other assets	31.4	22.9

	1,366.4	1,365.0

Liabilities and Partners' Equity
Current liabilities	48.6	46.7
Deferred credits and other	12.8	9.7
Long-term debt, including current maturities	472.6	540.6
Partners' equity
Partners' capital	835.1	770.9
Accumulated other comprehensive loss	(2.7)	(2.9)

	1,366.4	1,365.0

Year ended December 31 (millions of dollars)	2011	2010	2009

Transmission revenues	310.1	295.1	249.2
Operating expenses	(73.2)	(74.0)	(70.8)
Depreciation	(61.6)	(61.5)	(61.9)
Financial charges and other	(22.6)	(23.4)	(34.4)

Net income	152.7	136.2	82.1

F-11 TC PIPELINES, LP

GTN

On May 3, 2011, the Partnership acquired a 25 percent membership interest in GTN from a subsidiary of TransCanada. The acquisition was accounted for as a transaction between entities under common control, whereby the equity investment in GTN was recorded at TransCanada's carrying value. See Note 5 for additional disclosure regarding the Acquisitions.

TC PipeLines Intermediate Limited Partnership, as one of the general partners, may be exposed to the commitments and contingencies of GTN. The Partnership holds a 98.9899 percent limited partnership interest in TC PipeLines Intermediate Limited Partnership.

On August 12, 2011, GTN filed a petition with the FERC requesting approval of a Stipulation and Agreement of Settlement (GTN Settlement) with shippers and regulators regarding GTN's rates and terms and conditions of service. In November 2011, the FERC approved the GTN Settlement without modification, effective January 1, 2012. The GTN Settlement includes a moratorium on the filing of future rate proceedings until December 31, 2015. Following the expiration of the moratorium, GTN must file a rate case such that the new rates will be effective January 1, 2016. GTN's new rates were determined in a settlement reflecting GTN's rate base, revenue requirement and contract levels.

The Partnership recorded no undistributed earnings from GTN for the year ended December 31, 2011.

The summarized financial information for GTN from May 3, 2011, date of acquisition, to December 31, 2011 is as follows:

December 31 (millions of dollars)	2011

Assets
Current assets	54.6
Plant, property and equipment, net	1,207.2
Other assets	1.1

1,262.9

Liabilities and Members' Equity
Current liabilities	17.7
Deferred credits and other	19.7
Long-term debt, including current maturities	325.0
Members' capital	900.5

1,262.9

For the period May 3 to December 31, 2011 (millions of dollars)

Transmission revenues	133.2
Operating expenses	(36.7)
Depreciation	(36.2)
Financial charges and other	(15.0)

Net income	45.3

Bison

On May 3, 2011, the Partnership acquired a 25 percent membership interest in Bison from a subsidiary of TransCanada. The acquisition was accounted for as a transaction between entities under common control, whereby the equity investment in Bison was recorded at TransCanada's carrying value. See Note 5 for additional disclosure regarding the Acquisitions.

TC PipeLines Intermediate Limited Partnership, as one of the general partners, may be exposed to the commitments and contingencies of Bison. The Partnership holds a 98.9899 percent limited partnership interest in TC PipeLines Intermediate Limited Partnership.

The Partnership recorded undistributed earnings from Bison of $1.5 million, from May 3, 2011, date of acquisition, to December 31, 2011.

F-12 2011 ANNUAL REPORT

The summarized financial information for Bison from May 3, 2011, date of acquisition, to December 31, 2011, is as follows:

December 31 (millions of dollars)	2011

Assets
Current assets	9.9
Plant, property and equipment, net	657.9
Other assets	–

667.8

Liabilities and Members' Equity
Current liabilities	16.8
Members' capital	651.0

667.8

For the period May 3 to December 31, 2011 (millions of dollars)

Transmission revenues	51.8
Operating expenses	(11.3)
Depreciation	(12.4)

Net income	28.1

NOTE 4    PLANT, PROPERTY AND EQUIPMENT

The following table includes plant, property and equipment from North Baja and Tuscarora.

	2011			2010
December 31 (millions of dollars)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Pipeline	290.0	110.0	180.0	290.1	100.6	189.5
Compression	104.8	19.5	85.3	113.4	24.5	88.9
Metering and other	42.4	9.3	33.1	42.2	8.2	34.0
Under construction	0.1	–	0.1	0.2	–	0.2

	437.3	138.8	298.5	445.9	133.3	312.6

F-13 TC PIPELINES, LP

NOTE 5    ACQUISITIONS AND REVISED INCENTIVE DISTRIBUTION RIGHTS

GTN and Bison Equity Investment Acquisitions

On May 3, 2011, the Partnership acquired 25 percent membership interests in GTN and Bison from subsidiaries of TransCanada.

The GTN pipeline system extends from an interconnection near Kingsgate, British Columbia, Canada at the Canadian border to a point near Malin, Oregon at the California border. The Bison pipeline system extends from the Powder River Basin near Gillette, Wyoming to Northern Border's pipeline system in Morton County, North Dakota. GTN and Bison are both Delaware limited liability companies regulated by the FERC, and they are operated by subsidiaries of TransCanada.

The total purchase price of the Acquisitions was $605.0 million (the Purchase Price). The Purchase Price consisted of (i) $405.0 million for the GTN membership interest (less $81.3 million, which reflected 25 percent of GTN's outstanding debt at the time of the acquisition), (ii) $200.0 million for the membership interest in Bison (less a $9.1 million future capital commitment to complete the Bison pipeline) (iii) $23.5 million at closing and (iv) $0.6M in working capital adjustments paid in the fourth quarter of 2011. The resulting $538.7 million paid by the Partnership was financed through a combination of (i) an issuance of 7,245,000 common units offered to the public at $47.58 per common unit resulting in net proceeds of $330.9 million, (ii) a draw of $61.0 million on the Partnership's committed $400.0 million bridge loan facility, (iii) a draw of $125.0 million on the Partnership's then existing $250.0 million senior revolving credit facility, (iv) a capital contribution from the General Partner of $6.7 million, which was required to maintain the General Partner's effective two percent general partner interest in the Partnership, and (v) approximately $15.1 million of cash on hand.

The Acquisitions were accounted for as transactions between entities under common control, whereby the equity investments in both GTN and Bison were recorded at TransCanada's carrying values of $246.2 million and $161.3 million, respectively. As the fair market value paid for the membership interests in GTN and Bison was greater than the recorded equity investments in GTN and Bison, the total excess purchase price paid of $131.2 million was recorded as a reduction to Partners' Equity.

Yuma Lateral Asset Acquisition

At the time of the July 1, 2009 acquisition of North Baja, TransCanada had begun an expansion project of the North Baja pipeline from the Mexico/Arizona border to Yuma, Arizona (Yuma Lateral). The Partnership agreed to acquire the expansion facilities and contracts for an additional sum up to $10.0 million, if TransCanada completed the project by June 30, 2010. On March 5, 2010, the Partnership acquired the expansion facilities and contracts in place at that time for a purchase price of $7.6 million. The Yuma Lateral was placed into service on March 13, 2010. The North Baja Acquisition Agreement provided that an additional payment of up to $2.4 million be made to TransCanada in the event that any other shippers contracted for services on the Yuma Lateral before June 30, 2010. A potential shipper signed a precedent agreement with North Baja on June 29, 2010 to enter into agreements for service on the Yuma Lateral. Accordingly, an amendment to the Acquisition Agreement between the Partnership and TransCanada was entered into on June 29, 2010 to allow TransCanada to continue to pursue additional contracts until December 31, 2010. On July 28, 2010, TransCanada secured additional contracts and, as a result, the Partnership paid $2.4 million to TransCanada on March 25, 2011 when the facilities associated with the additional contracts were completed.

The Yuma Lateral asset purchase was accounted for as a transaction between entities under common control whereby the assets acquired were recorded at TransCanada's carrying value. As the fair value paid for the Yuma Lateral assets of $10.0 million was greater than the $7.7 million recorded as plant, property and equipment, the excess of $2.3 million was recorded as a decrease to Partners' Equity at December 31, 2011.

North Baja Acquisition

On July 1, 2009, the Partnership acquired a 100 percent interest in North Baja, a Delaware limited liability company, from TransCanada. The North Baja pipeline system extends from an interconnection with EPNG near Ehrenberg, Arizona to a point near Ogilby, California on the California/Mexico border where it connects with the Gasoducto Rosarito natural gas pipeline system owned by Sempra Energy International. North Baja is regulated by the FERC and is operated by TransCanada.

The purchase price of $271.4 million was financed through a combination of (i) a draw of $170.0 million on the Partnership's then existing $250.0 million senior revolving credit facility (ii) issuance of 2,609,680 common units at $30.042 per common unit to TransCanada for net proceeds of $78.4 million, (iii) issuance of additional general partner interest to the General Partner of $1.6 million, which was required to maintain the General Partner's effective two percent general partner interest in the Partnership, and (iv) approximately $21.4 million of cash on hand.

The acquisition of North Baja was accounted for as a transaction between entities under common control whereby the assets and liabilities of North Baja were recorded at TransCanada's carrying value and the Partnership's historical financial information was recast to include North Baja for all periods presented. The purchase price was allocated as follows: Working capital of $2.0 million; Plant, property and equipment of

F-14 2011 ANNUAL REPORT

$193.5 million; Goodwill of $48.5 million; Other assets of $0.1 million; and Other long-term liabilities of $0.4 million. As the fair value paid for North Baja was greater than the recorded net assets of North Baja, the excess purchase price paid of $27.7 million was recorded as a reduction to Partners' Equity. The effect of recasting the Partnership's consolidated financial statements to account for the common control transaction increased the Partnership's net income by $8.3 million for the year ended December 31, 2009 from amounts previously reported.

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

NOTE 6    CREDIT FACILITIES AND LONG-TERM DEBT

December 31 (millions of dollars)	2011	2010

Senior Credit Facility due 2016	363.0	483.0
4.65% Senior Notes due 2021	349.4	–
6.89% Series C Senior Notes due 2012	3.1	3.9
3.82% Series D Senior Notes due 2017	27.0	27.0

	742.5	513.9
Less: current portion of long-term debt	3.1	483.8

	739.4	30.1

The Partnership's Senior Credit Facility consists of a $500.0 million senior revolving credit facility with a banking syndicate, maturing July 13, 2016, under which $363.0 million was outstanding at December 31, 2011 (2010 – $8.0 million), leaving $137.0 million available for future borrowing. At December 31, 2010 the senior credit facility also included a $475.0 million senior term loan of which $175.0 million was repaid on June 17, 2011 and the remaining $300.0 million was repaid on December 12, 2011.

On July 13, 2011, the Partnership closed an amendment to its Senior Credit Facility increasing the senior revolving credit facility from $250.0 million to $500.0 million, and extending the maturity date of the senior revolving credit facility to July 2016 from December 2011. At the Partnership's option, the interest rate on the outstanding borrowings under the senior revolving credit facility may be the lenders' base rate or the London Interbank Offered Rate (LIBOR) plus, in either case, an applicable margin that is based on the Partnership's long-term unsecured credit ratings. The Senior Credit Facility permits the Partnership to specify the portion of the borrowings to be covered by specific interest rate options and, for LIBOR-based borrowings, to specify the interest rate period. The Partnership is required to pay a commitment fee based on its credit rating and on the unused principal amount of the commitments under the senior revolving credit facility. The senior revolving credit facility has a feature whereby at any time, so long as no event of default has occurred and is continuing, the Partnership may request an increase in the senior revolving credit facility of up to $250.0 million, but no lender has an obligation to increase their respective share of the facility.

The interest rate on the Senior Credit Facility averaged 0.86 percent for the year ended December 31, 2011 (2010 – 0.91 percent). After hedging activity, the interest rate incurred on the Senior Credit Facility averaged 4.07 percent for the year ended December 31, 2011 (2010 – 4.30 percent). Prior to hedging activities, the interest rate was 1.65 percent at December 31, 2011 (2010 – 0.83 percent).

On June 17, 2011, the Partnership closed a $350.0 million public debt offering of 10-year, senior unsecured notes with an interest rate of 4.65 percent. Proceeds were used to repay funds borrowed under the Partnership's bridge loan facility and to partially repay borrowings under our existing Senior Credit Facility. The senior notes mature June 15, 2021. The indenture for the notes contains customary investment grade covenants.

On May 3, 2011, the Partnership entered into an agreement with SunTrust Robinson Humphrey, Inc., as Arranger, for a 364-day senior unsecured bridge loan facility for up to $400.0 million to fund the GTN and Bison Acquisitions. Borrowings under the bridge loan facility bore interest based, at the Partnership's election, on the lenders' base rate or the LIBOR plus in either case, an applicable margin. On May 3, 2011, the Partnership drew $61.0 million to partially fund the GTN and Bison Acquisitions. Please see Note 5 for more details on the Acquisitions. On June 17, 2011, the Partnership repaid the $61.0 million draw, and the bridge loan facility was cancelled. The interest rate on the loan made under the bridge loan facility was 1.7 percent.

F-15 TC PIPELINES, LP

At December 31, 2011, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the second amended and restated agreement of limited partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

Series C and D Senior Notes are secured by Tuscarora's transportation contracts, supporting agreements and substantially all of Tuscarora's property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

The principal repayments required on the long-term debt are as follows:

(millions of dollars)

2012	3.1
2013	3.5
2014	3.6
2015	3.7
2016	3.9
Thereafter	724.7

742.5

NOTE 7    PARTNERS' EQUITY

At December 31, 2011, Partners' equity included 53,472,766 common units (2010 – 46,227,766 common units) representing an aggregate 98 percent limited partner interest in the Partnership (including 5,797,106 common units held by the General Partner and 11,287,725 common units held indirectly by TransCanada) and an aggregate two percent general partner interest. In aggregate, the General Partner's interests represent an effective 12.6 percent ownership in the Partnership at December 31, 2011 (2010 – 14.3 percent).

On May 3, 2011, the Partnership completed a public offering of 7,245,000 common units at $47.58 per common unit for gross proceeds of $344.7 million and net proceeds of $330.9 after unit issuance costs. The General Partner maintained its effective two percent general partner interest in the Partnership by contributing $6.7 million to the Partnership in connection with the offering. See Note 5 for additional information regarding the equity issuance in connection with the Acquisitions.

On November 18, 2009, the Partnership completed a public offering of 5,000,000 common units at $38.00 per common unit for gross proceeds of $190.0 million and net proceeds of $181.8 million after unit issuance costs. The General Partner maintained its effective two percent general partner interest in the Partnership by contributing $3.8 million to the Partnership in connection with the offering. See Note 5 for disclosure regarding the equity issuance in connection with the acquisition of North Baja in 2009.

NOTE 8    FINANCIAL CHARGES AND OTHER

Year ended December 31 (millions of dollars)	2011	2010	2009

Interest expense on long-term debt	13.9	8.4	12.5
Interest expense on short-term debt(a)	–	–	2.1
Capitalized interest(a)	–	(0.2)	(0.4)
Loss on interest rate swaps and options	13.6	16.5	15.1
Interest income(a)	(1.5)	–	(0.4)
Amortization of debt issue costs	2.0	0.5	0.4
Other	–	0.4	–

	28.0	25.6	29.3

(a)
Recast as discussed in Notes 2 and 5.

NOTE 9    NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income, after deduction of the General Partner's allocation, by the weighted average number of common units outstanding. The General Partner's allocation is equal to an amount based upon the General Partner's

F-16 2011 ANNUAL REPORT

effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement.

Net income per common unit was determined as follows:

(millions of dollars except per unit)	2011	2010	2009

Net income(a)	157.4	137.1	106.1
North Baja's contribution prior to acquisition	–	–	(8.3)

Net income allocated to partners(b)	157.4	137.1	97.8
Net income allocated to General Partner:
General partner interest	(3.1)	(2.7)	(1.9)
Incentive distribution income allocation	–	–	(5.3)

	(3.1)	(2.7)	(7.2)

Net income allocable to common units	154.3	134.4	90.6

Weighted average common units outstanding (millions)	51.1	46.2	38.7
Net income per common unit	$3.02	$2.91	$2.34

(a)
2011 net income includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to December 31, 2011. 2009 net income was recast as discussed in Notes 2 and 5.

(b)
Net income allocated to partners excludes North Baja's earnings prior to the Partnership's acquisition of North Baja on July 1, 2009, as the earnings of North Baja prior to that date were allocated to TransCanada and were not allocable to either the General Partner or common units.

NOTE 10    CASH DISTRIBUTIONS

The Partnership makes cash distributions to its partners with respect to each calendar quarter within 45 days after the end of each quarter. Distributions are based on Available Cash, as defined in the Partnership Agreement, which includes all cash and cash equivalents of the Partnership and working capital borrowings less reserves established by the General Partner. The unitholders currently receive a quarterly distribution of $0.77 per common unit if and to the extent there is sufficient Available Cash.

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

For the year ended December 31, 2011, the Partnership distributed $3.04 per common unit (2010 – $2.94 per common unit; 2009 – $2.87 per common unit) for a total of $154.8 million (2010 – $138.7 million; 2009 – $117.0 million). The distributions paid for the year ended December 31, 2011 included no incentive distributions to the General Partner (2010 – $nil; 2009 – $5.3 million). Partnership income is allocated to the General Partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated 100 percent to the General Partner.

NOTE 11    CHANGE IN WORKING CAPITAL

Year Ended December 31 (millions of dollars)	2011	2010	2009(a)

(Increase)/decrease in accounts receivable and other	(0.1)	(0.1)	2.8
(Decrease)/increase in accounts payable and accrued liabilities	(2.7)	3.2	(0.8)
Decrease in accrued interest	(0.2)	–	(2.4)

	(3.0)	3.1	(0.4)
Increase in investing working capital	–	–	(2.9)

(Increase)/decrease in operating working capital	(3.0)	3.1	2.5

(a)
Recast as discussed in Notes 2 and 5.

F-17 TC PIPELINES, LP

NOTE 12    RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $2.2 million for the year ended December 31, 2011 (2010 – $2.2 million; 2009 – $2.1 million).

As operator, TransCanada's subsidiaries provide capital and operating services to Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora (together, "our pipeline systems"). TransCanada's subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the years ended December 31, 2011, 2010 and 2009 by TransCanada's subsidiaries and amounts payable to TransCanada's subsidiaries at December 31, 2011 and 2010 are summarized in the following tables:

Year ended December 31 (millions of dollars)	2011	2010	2009

Capital and operating costs charged by TransCanada's subsidiaries to:
Great Lakes	31.2	30.3	33.8
Northern Border	28.7	25.8	25.5
GTN(a)	22.3	–	–
Bison(a)	7.7	–	–
North Baja(b)	3.7	4.4	2.9
Tuscarora	4.7	3.7	3.0
Impact on the Partnership's net income:
Great Lakes	14.1	12.8	14.3
Northern Border	13.4	12.5	12.3
GTN(a)	21.2	–	–
Bison(a)	4.3	–	–
North Baja(b)	3.5	3.2	2.4
Tuscarora	4.6	3.5	2.8

December 31 (millions of dollars)	2011	2010

Amount payable to TransCanada's subsidiaries for costs charged in the year by:
Great Lakes	3.1	3.0
Northern Border	2.9	2.2
GTN(a)	3.0	–
Bison(a)	1.0	–
North Baja	0.5	0.6
Tuscarora	0.6	0.7
(a)
Represents operations from GTN and Bison from May 3, 2011, date of acquisition, to December 31, 2011.

(b)
Recast as discussed in Notes 2 and 5.

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. The contracts have remaining terms ranging from one to six years. Great Lakes earned $80.6 million of transportation revenues under these contracts in 2011 (2010 – $148.5 million; 2009 – $141.7 million). This amount represents 32.2 percent of total revenues earned by Great Lakes in 2011 (2010 – 56.6 percent; 2009 – 48.9 percent).Great Lakes also earned $1.3 million in affiliated rental revenue in 2011 (2010 – $0.9 million; 2009 – $0.6 million).

Revenue from TransCanada and its affiliates of $38.0 million is included in the Partnership's equity income from Great Lakes in 2011 (2010 – $69.3 million; 2009 – $66.1 million). At December 31, 2011, $7.1 million was included in Great Lakes' receivables in regards to the transportation contracts with TransCanada and its affiliates (2010 – $11.0 million).

F-18 2011 ANNUAL REPORT

NOTE 13    QUARTERLY FINANCIAL DATA (unaudited)

The following sets forth selected unaudited financial data for the four quarters in 2011 and 2010:

Quarter ended (millions of dollars except per common unit amounts)	Mar 31	Jun 30	Sep 30	Dec 31

2011
Equity income(a)	38.6	37.5	40.4	37.0
Transmission revenues	17.3	17.6	17.6	17.9
Net income(a)	42.3	36.1	40.7	38.3
Net income per common unit	$0.90	$0.69	$0.75	$0.70
Cash distributions paid	35.4	35.4	42.0	42.0

2010
Equity income	30.9	25.3	35.6	34.2
Transmission revenues	17.4	17.0	17.4	17.3
Net income	33.7	27.7	38.6	37.1
Net income per common unit	$0.71	$0.59	$0.82	$0.79
Cash distributions paid	34.4	34.4	34.4	35.4
(a)
Includes equity earnings from GTN and Bison from May 3, 2011, date of acquisition, to December 31, 2011.

NOTE 14    FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, and accrued interest approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership's long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates.

The estimated fair values of the Partnership's and its subsidiary's long-term debt as of December 31, 2011 and 2010 are as follows:

	2011		2010
December 31 (millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Credit Facility	363.0	363.0	483.0	483.0
Senior Notes	349.4	367.7	–	–
Series C Senior Notes	3.1	3.3	3.9	4.3
Series D Senior Notes	27.0	29.4	27.0	26.6

	742.5	763.4	513.9	513.9

The Partnership's long-term debt results in exposures to changing interest rates. Until December 12, 2011, the Partnership used derivatives to assist in managing its exposure to interest rate risk.

The interest rate swaps and options were structured such that the cash flows matched those of the Senior Credit Facility. There were no amounts hedged at December 31, 2011 (2010 – $375.0 million). $300.0 million of variable-rate debt was hedged by an interest rate swap through December 12, 2011, where the fixed interest rate paid was 4.89 percent. $75.0 million of variable-rate debt was hedged by an interest rate swap through February 28, 2011, where the fixed interest rate paid was 3.86 percent. In addition to these fixed rates, the Partnership paid an applicable margin in accordance with the Senior Credit Facility agreement.

Financial instruments are recorded at fair value on a recurring basis and are categorized into one of three categories based upon a fair value hierarchy. The Partnership has classified all of its derivative financial instruments as Level II for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. At December 31, 2011, the fair value of the interest rate swaps accounted for as hedges was nil (2010 – $13.8 million current liability). In 2011, the Partnership recorded interest expense of $13.6 million on the interest rate swaps and options (2010 – $16.5 million; 2009 – $15.1 million).

F-19 TC PIPELINES, LP

NOTE 15    ACCOUNTS RECEIVABLE AND OTHER

December 31 (millions of dollars)	2011	2010

Accounts receivable	7.6	7.6
Inventory	0.9	0.7
Prepayments	0.3	0.4

	8.8	8.7

NOTE 16    REGULATORY MATTERS

On May 24, 2011, the FERC issued an order initiating an investigation pursuant to Section 5 of the NGA to determine whether Tuscarora's existing rates for jurisdictional services were unjust and unreasonable. The FERC initiated this proceeding following a complaint filed by the Public Utilities Commission of Nevada (PUCN) and Sierra Pacific Power Company d/b/a NV Energy (NV Energy). On December 23, 2011, Tuscarora filed a petition with the FERC requesting approval of a Stipulation and Agreement of Settlement (Tuscarora Settlement), resolving all issues, raised in the Section 5 proceeding. On February 6, 2012, the Administrative Law Judge assigned to the case certified the settlement proposal and made a recommendation that the FERC approve the settlement. The settlement includes three year contract extensions to the term of a number of contracts with Tuscarora's largest customer. If approved, the rates will be effective January 1, 2012, and a moratorium on the filing of future rate proceedings under NGA Sections 4 or 5 will extend until December 31, 2014. Pursuant to the settlement, Tuscarora will have no future obligation to file a Section 4 rate case. A decision from the FERC is pending.

NOTE 17    SUBSEQUENT EVENTS

On January 17, 2012, the board of directors of our General Partner declared the Partnership's fourth quarter 2011 cash distribution in the amount of $0.77 per common unit. The fourth quarter cash distribution, which was paid on February 14, 2012 to unitholders of record as of January 31, 2012, totaled $42.0 million and was paid in the following manner: $41.2 million to common unitholders (including $4.5 million to the General Partner as holder of 5,797,106 common units and $8.7 million to TransCanada as holder of 11,287,725 common units) and $0.8 million to the General Partner in respect of its two percent general partner interest.

Great Lakes declared its fourth quarter 2011 distribution of $23.3 million on January 11, 2012, of which the Partnership received its 46.45 percent share or $10.8 million. The distribution was paid on February 1, 2012.

Northern Border declared and paid its fourth quarter 2011 distribution of $50.0 million on February 1, 2012, of which the Partnership received its 50 percent share or $25.0 million.

GTN declared and paid its fourth quarter 2011 distribution of $21.4 million on February 1, 2012, of which the Partnership received its 25 percent share or $5.4 million.

Bison declared its fourth quarter 2011 distribution of $15.6 million on January 11, 2012, of which the Partnership received its 25 percent share or $3.9 million. The distribution was paid on February 1, 2012.

F-20 2011 ANNUAL REPORT

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
INDEPENDENT AUDITORS' REPORT

The Partners and Management Committee
Great Lakes Gas Transmission Limited Partnership:

We have audited the accompanying balance sheets of Great Lakes Gas Transmission Limited Partnership (the Partnership) as of December 31, 2011 and 2010, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Gas Transmission Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Houston, Texas
February 13, 2012

F-21 TC PIPELINES, LP

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
BALANCE SHEETS

December 31, 2011 and 2010 (In thousands)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$ 47	40
Demand loan receivable from affiliate	36,813	44,924
Accounts receivable:
Trade	8,610	14,610
Affiliates	7,064	11,286
Materials and supplies	10,626	10,824
Other	2,107	1,990

Total current assets	65,267	83,674

Property, plant, and equipment:
Property, plant, and equipment	2,069,228	2,064,641
Construction work in progress	3,640	1,875

	2,072,868	2,066,516
Less accumulated depreciation and amortization	(1,246,620)	(1,219,579)

Total property, plant, and equipment, net	826,248	846,937

Other assets	553	638

Total assets	$ 892,068	931,249

Liabilities and partners' capital
Current liabilities:
Accounts payable:
Trade	$ 7,651	11,660
Affiliates	3,131	2,976
Current maturities of long-term debt	19,000	19,000
Partnership income taxes payable	3,238	3,729
Taxes payable (other than income)	7,805	8,194
Accrued interest	8,076	8,384
Other	–	38

Total current liabilities	48,901	53,981

Long-term debt, net of current maturities	354,000	373,000

Other liabilities:
Deferred partnership income taxes	–	5,169
Other	436	436

Total other liabilities	436	5,605

Partners' capital	488,731	498,663

Total liabilities and partners' capital	$ 892,068	931,249

See accompanying notes to financial statements.

F-22 2011 ANNUAL REPORT

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
STATEMENTS OF INCOME AND PARTNERS' CAPITAL

Years ended December 31, 2011, 2010, and 2009 (In thousands)	2011	2010	2009

Operating revenues	$ 250,006	262,391	289,693
Operating expenses:
Operation and maintenance	44,371	41,558	48,760
Depreciation and amortization	32,217	40,488	58,503
Taxes, other than income	17,476	17,694	17,729

Total operating expenses	94,064	99,740	124,992

Operating income	155,942	162,651	164,701
Other income, net	–	238	595
Interest and debt expense	(29,929)	(31,339)	(32,916)
Affiliated interest income	40	205	449

Income before partnership income taxes	126,053	131,755	132,829
Partnership income tax (expense) benefit	1,915	(5,290)	(5,417)

Net income	$ 127,968	126,465	127,412

Partners' capital:
Balance at beginning of year	$ 498,663	501,298	529,886
Net income	127,968	126,465	127,412
Distributions to partners	(156,900)	(149,100)	(156,000)
Contributions from partners	19,000	20,000	–

Balance at end of year	$ 488,731	498,663	501,298

See accompanying notes to financial statements.

F-23 TC PIPELINES, LP

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010, and 2009 (In thousands)	2011	2010	2009

Cash flows from operating activities:
Net income	$ 127,968	126,465	127,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,217	40,488	58,503
Deferred partnership income taxes	(5,153)	1,816	1,410
Allowance for funds used during construction, equity	(84)	(187)	(78)
Asset and liability changes:
Accounts receivable	10,222	10,006	3,775
Other current assets	81	(442)	1,967
Noncurrent assets	69	97	24
Accounts payable	(3,854)	(3,393)	(4,084)
Partnership income taxes payable	(491)	(248)	3,977
Other current liabilities	(735)	(1,665)	(2,620)
Noncurrent liabilities	–	–	19

Net cash provided by operating activities	160,240	172,937	190,305

Cash flows from investing activities:
Additions to property, plant, and equipment	(11,444)	(13,972)	(8,310)
Net change in demand loan receivable from affiliate	8,111	(10,950)	(8,507)

Net cash used in investing activities	(3,333)	(24,922)	(16,817)

Cash flows from financing activities:
Payments for retirement of long-term debt	(19,000)	(19,000)	(19,000)
Distributions to partners	(156,900)	(149,100)	(156,000)
Contributions from partners	19,000	20,000	–

Net cash used in financing activities	(156,900)	(148,100)	(175,000)

Net change in cash and cash equivalents	7	(85)	(1,512)
Cash and cash equivalents at beginning of year	40	125	1,637

Cash and cash equivalents at end of year	$47	40	125

Supplemental cash flow information:
Interest paid, net of capitalized interest	$30,177	31,582	33,159
Partnership income taxes paid	2,417	2,873	–

See accompanying notes to financial statements.

F-24 2011 ANNUAL REPORT

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

1.    DESCRIPTION OF BUSINESS

Great Lakes Gas Transmission Limited Partnership (the Partnership) is a Delaware limited partnership that owns and operates an interstate natural gas pipeline system. The Partnership transports natural gas for delivery to wholesale customers in the midwestern and northeastern United States (U.S.) and eastern Canada. The partners and partnership ownership percentages at December 31, 2011 and 2010 were as follows:

Ownership percentage

General Partners:
TransCanada GL, Inc.	46.45
TC GL Intermediate Limited Partnership	46.45
Limited Partner:
Great Lakes Gas Transmission Company	7.10

Great Lakes Gas Transmission Company (the Company) and TransCanada GL, Inc. are wholly owned indirect subsidiaries of TransCanada Corporation (TransCanada). TC GL Intermediate Limited Partnership is a direct subsidiary of TC PipeLines, LP of which TransCanada indirectly owns a 33.3% interest following the completion of a common unit offering on May 3, 2011.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Use of Estimates

  The preparation of the financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b)    Reclassifications

  Prior year amounts have been reclassified where necessary to conform to the 2011 presentation.

(c)    Cash and Cash Equivalents

  The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(d)    Accounting for Regulated Operations

  The Partnership's natural gas pipeline is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act (NGA) of 1938 and the Natural Gas Policy Act of 1978. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, Regulated Operations, provides that rate regulated enterprises account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates are designed to recover the costs of providing the regulated service, and if the competitive environment makes it probable that such rates can be charged and collected. As of December 31, 2011 and 2010, there are no significant regulatory assets or liabilities reflected in these financial statements.

(e)    Trade Accounts Receivable

  Trade accounts receivable are recorded at the invoiced amount and do not bear interest, except for those receivables subject to late charges. The Partnership maintains an allowance for doubtful accounts for estimated losses on accounts receivable and for natural gas imbalances due from shippers and operators, if it is determined, the Partnership will not collect all or part of the outstanding receivable balance. The Partnership regularly reviews its allowance for doubtful accounts and establishes or adjusts the allowance as necessary using the specific-identification method. Account balances are charged to the allowance after all means of collection have been exhausted and

F-25 TC PIPELINES, LP

  the potential for recovery is no longer considered probable. Accounts written off for 2011 and 2010 were not material to the Partnership's financial statements.

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

  Imbalances due from others are reported on the balance sheets as trade accounts receivable or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheets as trade accounts payable or accounts payable to affiliates. In addition, the Partnership classifies all imbalances as current as the Partnership expects to settle them within a year.

(g)    Material and Supplies

  The Partnership's inventory consists of materials and supplies. The materials and supplies are valued at cost with cost determined using the average cost method.

  On December 1, 2010, the Partnership changed its method of valuing its materials and supplies to the average cost method from the lower of cost or market value method as used in prior periods. The Partnership believes the newly adopted method is preferable. The change resulted in a $1.2 million decrease to operations and maintenance expense in 2010 on the Partnership's statements of income. There was no impact to the Partnership's cash flows.

(h)    Property, Plant, and Equipment

  Property, plant, and equipment are recorded at their original cost of construction. For assets, the Partnership constructs, direct costs are capitalized, such as labor and materials, and indirect costs, such as overhead and interest. The Partnership capitalizes major units of property replacements or improvements and expenses minor items.

  The Partnership uses the composite (group) method to depreciate property, plant, and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. The depreciation rate is applied to the total cost of the group until its net book value equals its salvage value. All asset groups are depreciated using the FERC depreciation rates. Effective May 1, 2010 under a rate settlement approved by the FERC in July 2010, the substantial portion of the Partnership's principal operating assets are being depreciated at an annual rate of 1.48%. The remaining assets are depreciated at annual rates ranging from 2.33% to 20.00%. Using these rates, the remaining depreciable life of these assets ranges from 4 to 42 years.

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

  The Partnership capitalizes a carrying cost on funds invested in the construction of long-lived assets. This carrying cost includes a return on the investment financed by debt and equity allowance for funds used during construction (AFUDC). AFUDC is calculated based on the Partnership's average cost of debt and equity. Capitalized carrying costs for AFUDC debt and equity are reflected as an increase in the cost of the asset on the balance sheets. Capitalized AFUDC debt amounts are included as a reduction of interest and debt expense in the statements of income.

(i)    Long-Lived Assets

  Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Partnership first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

(j)    Revenue Recognition

  The Partnership's revenues are primarily generated from transportation services. Revenues for all services are based on the quantity of gas delivered or subscribed at a price specified in the contract. For the Partnership's transportation services, reservation revenues are recognized on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported. For

F-26 2011 ANNUAL REPORT

  interruptible or volumetric-based services, the Partnership records revenues when physical deliveries of natural gas are made at the agreed-upon delivery point. The Partnership does not take ownership of the gas that it transports. The Partnership is subject to FERC regulations, and as a result, revenues the Partnership collects may be subject to refund in a rate proceeding. The Partnership establishes allowances for these potential refunds. As of December 31, 2011 and 2010, there are no allowances reflected in these financial statements.

(k)    Commitments and Contingencies

  Accounting for Asset Retirement Obligations

  The Partnership accounts for asset retirement obligations pursuant to the provisions of FASB ASC 410-20, Asset Retirement Obligations. FASB ASC 410-20 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. FASB ASC 410-20 also requires the Partnership to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

  The Partnership has determined it has legal obligations associated with its natural gas pipelines and related transmission facilities. The obligations relate primarily to purging and sealing the pipelines if they are abandoned. The Partnership is also required to operate and maintain its natural gas pipeline system, and intends to do so as long as supply and demand for natural gas exists, which the Partnership expects for the foreseeable future. Therefore, the Partnership believes its natural gas pipeline system assets have indeterminate lives and, accordingly, has recorded no asset retirement obligation as of December 31, 2011 and 2010. The Partnership continues to evaluate its asset retirement obligations and future developments that could impact amounts it records.

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

(l)    Income Taxes

  During the years 2008 through 2011, the State of Michigan imposed a Michigan Business Tax (MBT) on partnerships. Effective for calendar years after 2011, the State of Michigan enacted legislation eliminating this MBT on partnerships and will apply a more conventional income tax system taxing partners of partnerships. In addition, the new tax eliminates the gross receipts tax as well as property and other tax credits. The Partnership recorded a $5.2 million credit to deferred tax expense in 2011 to reflect the Michigan law changes. Income taxes, other than the MBT, are the responsibility of the partners and are not reflected in these financial statements.

3.    MICHIGAN BUSINESS TAX

The Partnership files the MBT return on a combined basis with certain TransCanada affiliates. A tax payment agreement between the Partnership and TransCanada affiliates provides that the Partnership's MBT liability is determined as if a separate return was filed. Under the agreement, the Partnership remits its current MBT liability to an affiliate.

MBT for the years ended December 31, 2011, 2010, and 2009 consists of the following:

(In thousands)	2011	2010	2009

Current	$3,238	3,474	4,007
Deferred	(5,153)	1,816	1,410

	$(1,915)	5,290	5,417

F-27 TC PIPELINES, LP

The deferred tax liabilities as of December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010

Deferred tax liabilities – utility plant	$–	5,041
Deferred tax liabilities – other	–	128

Net deferred tax liability	$–	5,169

The Partnership's MBT returns are open to audit under the statute of limitations for the 2008 through 2011 tax years. There are no uncertain tax positions related to the Partnership's MBT for the years ended December 31, 2011 and 2010.

4.    COMMITMENTS AND CONTINGENCIES

(a)    Legal Proceedings

  The Partnership and its affiliates are named as defendants in legal proceedings that arise in the ordinary course of the Partnership's business. For each of the Partnership's legal matters, the Partnership evaluates the merits of the case, the Partnership's exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. If the Partnership determines that an unfavorable outcome is probable and can be estimated, the Partnership establishes the necessary accruals. As further information becomes available, or other relevant developments occur, the Partnership may accrue amounts accordingly. Based upon the Partnership's evaluation and experience to date, the Partnership had no accruals for its outstanding legal matters at December 31, 2011.

(b)    Regulatory Matters

  The Partnership is operating under a rate settlement approved by the FERC in July 2010. Under the settlement, the Partnership agreed to a revenue sharing provision with respect to jurisdictional revenues, including firm and interruptible transportation revenues, it receives in excess of $500 million during the period between November 1, 2010 and October 31, 2012. The Partnership will share with qualifying shippers 50% of any qualifying revenues collected during this period in excess of the $500 million threshold.

  The settlement included a moratorium on participants and customers filing any NGA Section 5 rate case to place new rates into effect prior to November 1, 2012. In addition, the Partnership is required to file a NGA Section 4 general rate case no later than November 1, 2013.

(c)    Environmental Matters

  By letter dated December 28, 2009, the U.S. Environmental Protection Agency (EPA) required the Partnership to provide information regarding its natural gas compressor stations in Minnesota, Wisconsin, and Michigan as part of the EPA's investigation of the Partnership's compliance with the Clean Air Act. On May 28, 2010, the Partnership submitted its response to the EPA and subsequently responded to a request from the EPA dated July 26, 2010 for information regarding one natural gas compressor station located in Minnesota. On May 31, 2011, the EPA required the Partnership to provide additional information regarding natural gas compressor stations in Minnesota and Michigan. The potential effects on the Partnership that may arise as a result of this information request or the underlying compliance review are not determinable at this time.

(d)    Operating Leases

  The Partnership has an operating lease for office space in Bemidji, Minnesota. Minimum future annual rental commitments on the Partnership's operating lease as of December 31, 2011 were as follows (in thousands):

Year ending December 31:
2012	$33
2013	34
2014	36
2015	37
2016	9

Total	$149

F-28 2011 ANNUAL REPORT

(e)    Other Commercial Commitments

  The Partnership holds cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of the Partnership's pipeline system. Currently, the Partnership's obligations under these easements are not material to its results of operations.

5.    LONG-TERM DEBT

The Partnership's long-term debt outstanding consisted of the following at December 31:

(In thousands)	2011	2010

8.74% series Senior Notes due 2011	$–	10,000
6.73% series Senior Notes due 2012 to 2018	63,000	72,000
9.09% series Senior Notes due 2012 to 2021	100,000	100,000
6.95% series Senior Notes due 2019 to 2028	110,000	110,000
8.08% series Senior Notes due 2021 to 2030	100,000	100,000

	373,000	392,000
Less current maturities	19,000	19,000

Total long-term debt less current maturities	$354,000	373,000

The aggregate annual required repayment of long-term debt is $19.0 million for each year from 2012 through 2016. Aggregate required repayments of long-term debt thereafter total $278.0 million.

The Partnership is required to comply with certain financial, operational, and legal covenants. Under the most restrictive covenants in the Senior Note Agreements, approximately $201.0 million of partners' capital was restricted as to distributions as of December 31, 2011. As of December 31, 2011, management of the Partnership believes the Partnership was in compliance with all of its financial covenants.

6.    FAIR VALUE MEASUREMENTS

(a)    Fair Value Hierarchy

  Under FASB ASC 820, Fair Value Measurements, fair value measurements are characterized in one of three levels based upon the input used to arrive at the measurement. The three levels of the fair value hierarchy are as follows:

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

(b)    Fair Value of Financial Instruments

  The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments that are measured on a recurring basis at December 31, 2011 and 2010. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	2011		2010
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$47	47	40	40
Financial liabilities:
Long-term debt	$373,000	541,245	392,000	518,199

F-29 TC PIPELINES, LP

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a recurring basis:

  Cash and cash equivalents – The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these investments.

  Long-term debt – The fair value of senior notes was estimated based on quoted market prices for the same or similar debt instruments with similar terms and remaining maturities, which is classified as Level 2 in the "Fair Value Hierarchy", where the fair value is determined by using valuation techniques that refer to observable market data. The Partnership presently intends to maintain the current schedule of maturities for the notes, which will result in no gains or losses on its repayment.

7.    TRANSACTIONS WITH AFFILIATED COMPANIES

(a)    Cash Management Program

  The Partnership participates in TransCanada's cash management program, which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. Monies advanced under the program are considered loans, accruing interest and repayable on demand. The Partnership receives interest on monies advanced to TransCanada at the rate of interest earned by TransCanada on its short-term cash investments. The Partnership pays interest on monies advanced from TransCanada based on TransCanada's short-term borrowing costs. At December 31, 2011 and 2010, the Partnership had a demand loan receivable from TransCanada of $36.8 million and $44.9 million, respectively.

(b)    Affiliate Revenues and Expenses

  The Partnership earns transportation revenues from TransCanada and its affiliates under contracts some of which are provided at discounted rates and some at maximum recourse rates. The contracts have remaining terms ranging from one to six years.

  The Partnership's largest shipper, TransCanada PipeLines Limited (TCPL), had 576 thousand dekatherms per day (MDth/d) of long haul capacity under contract expire on October 31, 2011. TCPL recontracted 314 MDth/d of this volume for one year through October 31, 2012.

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

  The following table shows revenues and charges from the Partnerships' affiliates for the periods ended December 31:

(In thousands)	2011	2010	2009

Transportation revenues from affiliates	$80,553	148,464	141,721
Rental revenue from affiliate	1,316	884	643
Costs charged from affiliates	31,172	30,282	33,765

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

On January 11, 2012, the Management Committee of the Partnership declared a cash distribution in the amount of $23.3 million to the partners. The distribution was paid on February 1, 2012.

9.    SUBSEQUENT EVENTS

Subsequent events have been assessed through February 13, 2012, which is the date the financial statements were issued, and we concluded there were no events or transactions during this period that would require recognition or disclosure in the financial statements other than those already reflected.

F-30 2011 ANNUAL REPORT

NORTHERN BORDER PIPELINE COMPANY
Independent Auditors' Report

Management Committee
Northern Border Pipeline Company:

We have audited the accompanying balance sheets of Northern Border Pipeline Company (the Company) as of December 31, 2011 and 2010, and the related statements of income, comprehensive income, cash flows, and changes in partners' equity for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Houston, Texas
February 13, 2012

F-31 TC PIPELINES, LP

NORTHERN BORDER PIPELINE COMPANY
BALANCE SHEETS

December 31, (In thousands)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$ 32,815	$ 10,231
Accounts receivable	27,688	31,129
Related party receivables	638	276
Materials and supplies, at cost	5,138	4,310
Prepaid expenses and other	2,182	1,307

Total current assets	68,461	47,253

Property, plant and equipment:
Natural gas transmission plant	2,531,592	2,508,512
Construction work in progress	940	8,567

Total property, plant and equipment	2,532,532	2,517,079
Less: Accumulated provision for depreciation and amortization	1,265,894	1,222,259

Property, plant and equipment, net	1,266,638	1,294,820

Other assets:
Regulatory assets	28,171	20,315
Debt issuance costs	3,131	2,573
Other	2	22

Total other assets	31,304	22,910

Total assets	$1,366,403	$1,364,983

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$ 8,319	$ 10,525
Related party payables	3,396	3,015
Accrued taxes other than income	28,892	22,976
Accrued interest	7,123	7,044
Other	834	3,178

Total current liabilities	48,564	46,738

Long-term debt, net of current maturities	472,601	540,574

Deferred credits and other liabilities:
Regulatory liabilities	12,121	9,649
Other	705	–

Total deferred credits and other liabilities	12,826	9,649

Commitments and contingencies
Partners' equity:
Partners' capital	835,112	770,905
Accumulated other comprehensive loss	(2,700)	(2,883)

Total partners' equity	832,412	768,022

Total liabilities and partners' equity	$1,366,403	$1,364,983

The accompanying notes are an integral part of these financial statements.

F-32 2011 ANNUAL REPORT

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF INCOME

Years Ended December 31, (In thousands)	2011	2010	2009

Operating revenue	$310,070	$295,069	$249,217

Operating expenses:
Operations and maintenance	50,405	49,720	48,695
Depreciation and amortization	61,583	61,470	61,870
Taxes other than income	22,824	24,268	22,103

Operating expenses	134,812	135,458	132,668

Operating income	175,258	159,611	116,549

Interest expense:
Interest expense	26,547	26,649	36,750
Interest expense capitalized	(210)	(60)	(137)

Interest expense, net	26,337	26,589	36,613

Other income (expense):
Allowance for equity funds used during construction	479	148	235
Other income	3,367	3,165	2,309
Other expense	(37)	(86)	(348)

Other income, net	3,809	3,227	2,196

Net income to partners	$152,730	$136,249	$82,132

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, (In thousands)	2011	2010	2009

Net income to partners	$152,730	$136,249	$82,132
Other comprehensive income:
Changes associated with hedging transactions	183	171	2,654

Total comprehensive income	$152,913	$136,420	$84,786

The accompanying notes are an integral part of these financial statements.

F-33 TC PIPELINES, LP

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF CASH FLOWS

Years Ended December 31, (In thousands)	2011	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners	$152,730	$136,249	$82,132

Adjustments to reconcile net income to partners to net cash provided by operating activities:
Depreciation and amortization	61,615	61,556	62,218
Allowance for equity funds used during construction	(479)	(148)	(235)
Changes in components of working capital	3,202	2,034	(25)
South Dakota usage assessment	(7,401)	–	–
Other	(84)	(519)	(4,084)

Total adjustments	56,853	62,923	57,874

Net cash provided by operating activities	209,583	199,172	140,006

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment, net	(29,661)	(9,861)	(11,090)

Net cash used in investing activities	(29,661)	(9,861)	(11,090)

CASH FLOW FROM FINANCING ACTIVITIES
Equity contributions from partners	109,587	–	84,550
Distributions to partners	(198,110)	(171,944)	(151,458)
Proceeds from issuance of debt	74,000	97,000	214,000
Repayment of debt	(142,000)	(121,000)	(280,000)
Debt issuance costs	(815)	–	(799)

Net cash used in financing activities	(157,338)	(195,944)	(133,707)

Net change in cash and cash equivalents	22,584	(6,633)	(4,791)
Cash and cash equivalents at beginning of year	10,231	16,864	21,655

Cash and cash equivalents at end of year	$32,815	$10,231	$16,864

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amount capitalized	$25,809	$26,137	$40,987

Changes in components of working capital:
Accounts receivable	$3,441	$(7,286)	$8,938
Related party receivables	(362)	115	(5)
Materials and supplies	(828)	161	91
Prepaid expenses and other	(875)	265	1,735
Accounts payable	(2,206)	7,116	(2,687)
Related party payables	381	(375)	(462)
Accrued taxes other than income	5,916	263	(3,567)
Accrued interest	79	(14)	(4,002)
Other current liabilities	(2,344)	1,789	(66)

Total	$3,202	$2,034	$(25)

The accompanying notes are an integral part of these financial statements.

F-34 2011 ANNUAL REPORT

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF CHANGES IN PARTNERS' EQUITY

(In thousands)	TC PipeLines Intermediate Limited Partnership	ONEOK Partners Intermediate Limited Partnership	Accumulated Other Comprehensive Income (Loss)	Total Partners' Equity

Partners' equity at December 31, 2008	$395,688	$395,688	$(5,708)	$ 785,668
Net income to partners	41,066	41,066	–	82,132
Changes associated with hedging transactions	–	–	2,654	2,654
Equity contributions received	42,275	42,275	–	84,550
Distributions paid	(75,729)	(75,729)	–	(151,458)

Partners' equity at December 31, 2009	$403,300	$403,300	$(3,054)	$ 803,546
Net income to partners	68,124	68,125	–	136,249
Changes associated with hedging transactions	–	–	171	171
Distributions paid	(85,972)	(85,972)	–	(171,944)

Partners' equity at December 31, 2010	$385,452	$385,453	$(2,883)	$ 768,022
Net income to partners	76,365	76,365	–	152,730
Changes associated with hedging transactions	–	–	183	183
Equity contributions received	54,794	54,793	–	109,587
Distributions paid	(99,055)	(99,055)	–	(198,110)

Partners' equity at December 31, 2011	$417,556	$417,556	$(2,700)	$ 832,412

The accompanying notes are an integral part of these financial statements.

F-35 TC PIPELINES, LP

NORTHERN BORDER PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND MANAGEMENT

In this report, references to "we," "us" or "our" collectively refer to Northern Border Pipeline Company.

We are a Texas general partnership formed in 1978. We own a 1,258-mile natural gas transmission pipeline system, which includes an additional 149 pipeline miles parallel to the original system, extending from the United States-Canadian border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana.

The ownership and voting percentages of our partners at December 31, 2011 and 2010 are as follows:

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

(b)    Government Regulation

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

The following table presents a summary of regulatory assets, net of amortization, at December 31, 2011 and 2010:

	December 31,
			Remaining recovery/ settlement period
	2011	2010

	(In thousands)		(Years)
Fort Peck lease option	$14,097	$14,457	39
Pipeline extension project	4,614	5,075	10
Deferred rate case expenditures	391	783	1
Linepack fuel imbalance	1,668	–	n/a
South Dakota usage assessment	7,401	–	n/a

Total regulatory assets	$28,171	$20,315

At December 31, 2011 and 2010, respectively, we have reflected a regulatory liability of $12.1 million and $9.6 million on the balance sheets, related to negative salvage accrued for estimated net costs of removal of transmission plant. The settlement period for negative salvage value is related to the estimated life of the assets. See the Property, Plant and Equipment and Related Depreciation and Amortization policy in this note for further discussion of negative salvage.

F-36 2011 ANNUAL REPORT

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

(c)    Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated losses on accounts receivable and for natural gas imbalances due from shippers and operators if it is determined we will not collect all or part of the outstanding receivable balance. We regularly review our allowance for doubtful accounts and establish or adjust the allowance as necessary using the specific-identification method. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is no longer considered probable. Accounts written off for 2011 and 2010 were not material to our financial statements.

(d)    Revenue Recognition

Our revenues are primarily generated from transportation services. Revenues for all services are based on the quantity of gas delivered or subscribed at a price specified in the contract. For our transportation services, reservation revenues are recognized on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported. We do not take ownership of the gas that is transported. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas and other commodities are made at the agreed-upon delivery point. We are subject to FERC regulations, and as a result, revenues we collect may be subject to refund in a rate proceeding. We establish provisions for these potential refunds.

(e)    Income Taxes

Income taxes are the responsibility of our partners and are not reflected in these financial statements.

(f)    Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

(g)    Materials and Supplies

Materials and supplies are valued at cost with cost determined using the average cost method.

(h)    Property, Plant and Equipment and Related Depreciation and Amortization

Property, plant, and equipment are recorded at their original cost of construction. For assets we construct, direct costs are capitalized, such as labor and materials, and indirect costs, such as overhead, interest, and an equity return component on regulated businesses as allowed by the FERC. We capitalize major units of property replacements or improvements and expense minor items.

We use the composite (group) method to depreciate property, plant, and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. The depreciation rate is applied to the total cost of the group until its net book value equals its salvage value. All asset groups are depreciated using depreciation rates approved in our last rate proceeding. Currently, our depreciation rates vary from 2% to 20% per year. Using these rates, the remaining depreciable life of these assets ranges from 1 to 43 years.

When property, plant, and equipment are retired, we charge accumulated depreciation and amortization for the original cost of the assets in addition to the cost to remove, sell, or dispose of the assets, less their salvage value. We do not recognize a gain or loss unless an entire operating unit is sold or retired. We include gains or losses on dispositions of operating units in income.

We capitalize a carrying cost on funds invested in the construction of long-lived assets. This carrying cost includes a return on the investment financed by debt and equity allowance for funds used during construction (AFUDC). AFUDC is calculated based on the Company's average cost of debt and equity. Capitalized carrying costs for AFUDC debt and equity are reflected as an increase in the cost of the asset on the balance sheet.

F-37 TC PIPELINES, LP

(i)    Long-lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

(j)    Asset Retirement Obligation

We account for asset retirement obligations pursuant to the provisions of ASC 410-20, "Asset Retirement Obligations." ASC 410-20 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. ASC 410-20 also requires us to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

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

We have determined we have legal obligations associated with our natural gas pipelines and related transmission facilities. The obligations relate primarily to purging and sealing the pipelines if they are abandoned. We are also required to operate and maintain our natural gas pipeline system, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe our natural gas pipeline system assets have indeterminate lives and, accordingly, have recorded no asset retirement liabilities as of December 31, 2011 and 2010. We continue to evaluate our asset retirement obligations and future developments that could impact amounts our records.

(k)    Natural Gas Imbalances

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

(l)    Derivative Instruments and Hedging Activities

We recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

We only enter into derivative contracts that we intend to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, we formally document the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

F-38 2011 ANNUAL REPORT

We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

(m)    Debt Issuance Costs

Costs related to the issuance of debt are deferred and amortized using the effective-interest rate method over the term of the related debt.

We amortize premiums, discounts and expenses incurred in connection with the issuance of debt consistent with the terms of the respective debt instrument.

(n)    Operating Leases

We have non-cancelable operating leases for office space and rights-of-way. We record rent expense straight-line over the life of the lease.

(o)    Contingencies

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

(p)    Reclassifications

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

The compressor usage surcharge rate is designed to recover the actual costs of electricity at our electric compressors and any compressor fuel use taxes imposed on our pipeline system. Any difference between the compressor usage surcharge collected and the actual costs for electricity and compressor fuel use taxes is recorded as either an increase to expense for an over recovery of actual costs or as a decrease to expense for an under recovery of actual costs, and is included in operations and maintenance expense on the income statement and as either an other current liability or a current asset classified as prepaid expense and other, respectively, on the balance sheets. The compressor usage surcharge rate is adjusted annually. The current liability or current asset will reflect the net over or under recovery of actual compressor usage related costs at the date of the balance sheet. As of December 31, 2011, $0.3 million as an other current liability on the accompanying

F-39 TC PIPELINES, LP

balance sheet for the net over recovery of compressor usage related costs. As of December 31, 2010, we had recorded $2.3 million as an other current liability on the accompanying balance sheet for the net over recovery of compressor usage related costs.

4.    MAJOR CUSTOMERS

For the year ended December 31, 2011, shippers providing significant operating revenues were Tenaska Marketing Ventures and BP Canada with revenues of $30.3 million and $29.9 million, respectively. For the year ended December 31, 2010, shippers providing significant operating revenues were Tenaska Marketing Ventures and BP Canada with revenues of $43.3 million and $41.2 million, respectively. For the year ended December 31, 2009, shippers providing significant operating revenues were BP Canada Energy Marketing Corp. (BP Canada) and Tenaska Marketing Ventures with revenues of $41.9 million and $26.7 million, respectively.

5.    CREDIT FACILITIES AND LONG-TERM DEBT

Detailed information on long-term debt is as follows:

December 31, (In thousands)	2011	2010

2011 Credit Agreement – average interest rate of 1.60% at December 31, 2011 due 2016	$123,000	$ –
2007 Credit Agreement – average interest rate of 0.54% at December 31, 2010	–	191,000
2001 Senior Notes – 7.50%, due 2021	250,000	250,000
2009 Senior Notes – 6.24%, due 2016	100,000	100,000
Unamortized debt discount	(399)	(426)

Long-term debt	472,601	540,574

On November 16, 2011, we entered into a $200 million amended and restated revolving credit agreement (2011 Credit Agreement) with certain financial institutions. The 2011 Credit Agreement was used to refinance the outstanding indebtedness under our $250 million revolving credit agreement dated as of April 27, 2007. The 2011 Credit Agreement can also be used to finance permitted acquisitions, pay related fees and expenses, issue letters of credit and provide for ongoing working capital needs and for other general business purposes, including capital expenditures.

At December 31, 2011, based on the principal commitment amount of $200 million, available capacity under the 2011 Credit Agreement was $77 million. We may, at our option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under our 2011 Credit Agreement by an aggregate amount not to exceed $300 million, provided that lenders are willing to commit additional amounts. At our option, the interest rate on the outstanding borrowings may be the lenders' base rate or the London Interbank Offered Rate plus an applicable margin that is based on our long-term unsecured credit ratings. The 2011 Credit Agreement permits us to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. We are required to pay a commitment fee based our credit rating and on the unused principal amount of the commitment of $200 million. The term of the agreement is five years, with options for two one-year extensions.

Certain of our long-term debt arrangements contain covenants that restrict the incurrence of secured indebtedness or liens upon property by us. Under the 2011 Credit Agreement, we are required to comply with certain financial, operational and legal covenants. Among other things, we are required to maintain a leverage ratio (total consolidated debt to consolidated EBITDA (net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges)) of no more than 5.00 to 1. Pursuant to the 2011 Credit Agreement, if one or more specified material acquisitions are consummated, the permitted leverage ratio is increased to 5.50 to 1 for the first two full calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2011 Credit Agreement may become immediately due and payable.

Under the 2009 Senior Notes, we may not at any time permit debt secured by liens to exceed 20 percent of partners capital and may not permit total debt, at any time, to exceed 70 percent of total capitalization. At December 31, 2011, we were in compliance with all of our financial covenants.

Aggregate required repayment of long-term debt for the next five years is $223 million in 2016. Aggregate required repayments of long-term debt thereafter total $250 million. There are no required repayment obligations for 2012, 2013, 2014 or 2015.

F-40 2011 ANNUAL REPORT

6.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We record in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining original term of the interest rate swap agreements.

In August 2007, we entered into a zero cost interest rate collar agreement (the "Collar Agreement") to limit the variability of the interest rate on $140 million of variable-rate borrowings during the period from October 30, 2007 through October 30, 2009 to a range between a floor of 4.35 percent and a cap of 5.36 percent. We had designated the Collar Agreement as a cash flow hedge. No amounts were recognized in income due to hedge ineffectiveness of the Collar Agreement.

The following table represents the unrealized (gains) losses recorded in accumulated other comprehensive income (loss) on the statements of changes in partners' equity:

	Years Ended December 31,
Derivatives under Cash Flow Hedging Relationships	2011	2010	2009

	(In thousands)
Cash flow hedges	$–	$–	$(3,633)

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

		Years Ended December 31,
Net Gain Reclassified from AOCI into Income (Effective Portion)	Statements of Income Caption	2011	2010	2009

		(In thousands)
Cash flow hedges	Interest expense	$(183)	$(171)	$979

At December 31, 2011, we have realized losses recorded in accumulated other comprehensive loss of approximately $2.7 million. We expect to reclassify approximately $0.2 million from accumulated other comprehensive loss as an increase to interest expense in 2012.

7.    FAIR VALUE MEASUREMENTS

(a)    Fair Value Hierarchy

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

(b)    Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2011 and 2010. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

F-41 TC PIPELINES, LP

	2011		2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$32,815	$32,815	$10,231	$10,231
Financial liabilities:
Long-term debt	$472,601	$541,027	$540,574	$599,381

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these investments.

Long-term debt – The fair value of our senior notes were estimated based on quoted market prices for similar debt instruments with similar terms and remaining maturities, which is classified as Level 2 in the "Fair Value Hierarchy," where the fair value is determined by using valuation technique that refers to observable market data. We presently intend to maintain the current schedule of maturities for the 2001 and 2009 Senior Notes, which will result in no gains or losses on their respective repayments. The fair value of the 2011 Credit Agreement approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

8.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We make lease payments under non-cancelable operating leases on office space and rights-of-way. Expenses incurred related to these lease obligations for the years ended December 31, 2011, 2010, and 2009 were $2.3 million, $1.4 million, and $1.4 million, respectively. Our future minimum lease payments are as follows:

Year ending December 31, (In thousands)

2012	1,918
2013	1,896
2014	1,889
2015	1,889
2016	2,189
Thereafter	53,216

$62,997

In August 2004, we signed an Option Agreement and Expanded Facilities Lease (Option Agreement) with the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation. The Option Agreement granted to us, among other things: (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011, for a term of 25 years with a renewal right for an additional 25 years; (ii) a right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against us. In consideration of this option and other benefits, we paid a lump sum amount of $7.4 million and will make additional annual lease payments through March 31, 2036. In March 2011, we renewed the pipeline right-of-way lease for a term of 25 years.

Other

Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.

9.    CASH DISTRIBUTION AND CONTRIBUTION POLICY

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

F-42 2011 ANNUAL REPORT

Our cash distributions are equal to 100 percent of our distributable cash flow as determined from our financial statements based upon earnings before interest, taxes, depreciation and amortization less interest expense and maintenance capital expenditures.

For the years ended December 31, 2011, 2010, and 2009, we paid distributions to our general partners of $198.1 million, $171.9 million, and $151.5 million, respectively. In 2011, we received contributions from our general partners in the amount of $109.6 million. During the third quarter of 2011, we received an equity contribution from our general partners in the amount of $99.6 million for the previously approved 2011 equity contribution. The proceeds were used to repay indebtedness. In the fourth quarter of 2011, we received a $10 million contribution, which was used to fund 50 percent of the costs of construction of the Princeton Lateral Project. In 2009, we received contributions from our general partners in the amount of $84.6 million. During the first quarter of 2009, we received $8.6 million, which was used to fund 50 percent of the costs of construction of the Des Plaines Project. During the third quarter of 2009, we received $76 million, which was used for the retirement of the 7.75 percent Senior Notes due September 1, 2009.

Northern Border's distribution policy adopted in 2006 defines minimum equity to total capitalization to be used by its Management Committee to establish the timing and amount of required equity contributions.

10.    RELATED PARTY TRANSACTIONS

The day-to-day management of our affairs is the responsibility of TransCanada Northern Border, Inc., (TransCanada Northern Border) pursuant to an operating agreement between TransCanada Northern Border and us effective April 1, 2007. TransCanada Northern Border utilizes the services of TransCanada Corporation (TransCanada) and its affiliates for management services related to us. We are charged for the salaries, benefits and expenses of TransCanada and its affiliates attributable to our operations. For the years ended December 31, 2011, 2010, and 2009, our charges from TransCanada and its affiliates totaled approximately $28.7 million, $25.8 million, and $25.5 million, respectively.

For the years ended December 31, 2011, 2010, and 2009, we had contracted firm capacity held by one shipper affiliated with one of our general partners. Revenue from ONEOK Energy Services Company, LP (ONEOK Energy) and ONEOK Rockies Midstream, L.L.C. (ONEOK Rockies), subsidiaries of ONEOK, for 2011, 2010, and 2009 was $4.4 million, $4.1 million, and $4.2 million, respectively. At December 31, 2011 and 2010, we had outstanding receivables from ONEOK Energy and ONEOK Rockies of $0.5 million and $0.3 million, respectively.

In April 2010, Northern Border and Bison entered into an Interconnect Agreement in which Bison paid $1.4 million for the estimated costs of the interconnect at Northern Border Compressor Station No. 6. The project was completed in the fourth quarter of 2010.

11.    SUBSEQUENT EVENTS

We make distributions to our general partners approximately one month following the end of the quarter. A cash distribution of approximately $50 million was declared and paid on February 1, 2012 for the fourth quarter of 2011.

We have evaluated subsequent events through February 13, 2012, which represents the date the financial statements were issued and concluded there were no events or transactions during this period that would require recognition or disclosure in the financial statements other than those already reflected.

F-43 TC PIPELINES, LP

QuickLinks

TABLE OF CONTENTS