Form 10-Q
period 2012-03-31
TC PIPELINES LP
filed 2012-04-30
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes ☐                      No ☒

As of April 30, 2012, there were 53,472,766 of the registrant’s common units outstanding.

TC PIPELINES, LP

TABLE OF CONTENTS	Page No.

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Acquisitions	The acquisition from subsidiaries of TransCanada of a 25 percent membership interest in each of GTN and Bison
ASC	Accounting Standards Codification
Bison	Bison Pipeline LLC
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
GTN Settlement	Stipulation and Agreement of Settlement for GTN regarding its rates and terms and conditions of service
LIBOR	London Interbank Offered Rate
Mainline	TransCanada's Mainline, a natural gas transmission system extending from the Alberta/Saskatchewan border east to Quebec
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Other Pipes	North Baja and Tuscarora
Our pipeline systems	Our ownership interests in Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora
Partnership	TC PipeLines, LP and its subsidiaries
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
PHMSA	US Department of Transportation Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s revolving credit and term loan agreement
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
Tuscarora Settlement	Stipulation and Agreement of Settlement for Tuscarora regarding its rates and terms and conditions of service approved by FERC on March 9, 2012
U.S.	United States of America
WCSB	Western Canada Sedimentary Basin

Unless the context clearly indicates otherwise, TC PipeLines, LP, its subsidiaries and equity investees are collectively referred to in this quarterly report as “we,” “us,” “our” and “the Partnership.”  We use “our pipeline systems” when referring to the Partnership’s ownership interests in Great Lakes Gas Transmission Limited Partnership (Great Lakes), Northern Border Pipeline Company (Northern Border), Gas Transmission Northwest LLC (GTN), Bison Pipeline LLC (Bison), North Baja Pipeline, LLC (North Baja) and Tuscarora Gas Transmission Company (Tuscarora).

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words and phrases such as: “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “forecast,” “should,” “predict,” “could,” “will,” “may,” and other terms and expressions of similar meaning. The absence of these words, however, does not mean that the statements are not forward-looking. These statements are based on management’s beliefs and assumptions and on currently available information and include, but are not limited to, statements regarding anticipated financial performance, future capital expenditures, liquidity, plans and objectives for future operations, organic and strategic growth opportunities, contract renewals and ability to market open capacity, business prospects, outcome of regulatory proceedings, and cash distributions to unitholders.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from future results, performance or achievements expressed or implied in forward-looking statements. Factors that could cause, and in certain instances have caused, actual results to differ materially from those contemplated in forward-looking statements include, but are not limited to:

●	the ability of our pipeline systems to generate positive operating cash flows and make cash distributions;
●	the ability to sell unsold capacity and renew expiring contracts on our pipeline systems;
●	the ability of our pipeline systems to market capacity on favorable terms, which is affected by, among other factors:
o	demand for and prices of natural gas;
o	level of natural gas basis differentials;
o	weather conditions that impact natural gas supply and demand;
o	competitive conditions in the overall natural gas and electricity markets;
o
availability of supplies of Canadian and United States of America (U.S.) natural gas, including the growing supplies of natural gas from shale gas basins such as Horn River and Montney in Western Canada and Appalachian and Barnett in the U.S., and natural gas from conventional basins such as the Western Canada Sedimentary Basin (WCSB), Rocky Mountain, Mid-Continent and Gulf Coast basins;

o	competitive natural gas transmission developments;
o	uncertainty relating to TransCanada’s Mainline (Mainline) rates;
o	the availability of natural gas storage capacity and storage levels;
o	the level of production of natural gas liquids and the subsequent impact on relative competitiveness of gas producing basins; and
o	the ability of shippers to pay including meeting creditworthiness requirements;
●
the costs and impact of changes in laws and governmental regulations affecting our pipeline systems, particularly regulations issued by the Federal Energy Regulatory Commission (FERC), the U.S. Environmental Protection Agency (EPA), U.S. Department of Transportation (DOT) and U.S. DOT Pipeline and Hazardous Materials Safety Administration (PHMSA);

●	the outcome and frequency of rate proceedings on our pipeline systems;
●	changes in relative cost structures and production levels of natural gas producing basins;
●	regulatory, financing, construction and operational risks associated with construction and operation of interstate natural gas pipelines;
●	our ability to identify and complete expansion projects and other accretive growth opportunities;
● ●
the performance by the shippers of their contractual obligations on our pipeline systems;
changes in the taxation of limited partnerships by states or the federal government such as the elimination of pass-through taxation and the imposition of entity level taxes;

●	operating hazards, casualty losses and other matters beyond our control; and
●	unfavorable economic conditions and the impact on capital markets.

These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement.  Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2011. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. These forward-looking statements and information are made only as of the date of the filing of this report and except as required by applicable law, we undertake no obligation to update these forward-looking statements and information to reflect new information, subsequent events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF INCOME

(unaudited)	Three months ended March 31,
(millions of dollars except per common unit amounts)	2012	2011

Equity earnings from unconsolidated affiliates(a) (Note 3)	38	39
Transmission revenues	16	17
Operating expenses	(4)	(3)
General and administrative	(2)	(2)
Depreciation	(3)	(4)
Financial charges and other	(6)	(5)
Net income	39	42

Net income allocation (Note 6)
Common units	38	41
General partner	1	1
	39	42

Net income per common unit (Note 6)	$0.71	$0.90

Weighted average common units outstanding (millions)	53.5	46.2

Common units outstanding, end of quarter (millions)	53.5	46.2

(a) There were no equity earnings from GTN and Bison in the 2011 period as the 25 percent interests in each were acquired in May 2011.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)	Three months ended March 31,
(millions of dollars)	2012	2011

Net income (a)	39	42
Other comprehensive income
Change associated with current period hedging transactions (Note 10)	-	4
Total comprehensive income	39	46

(a) There were no equity earnings from GTN and Bison in the 2011 period as the 25 percent interests in each were acquired in May 2011.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	5	29
Accounts receivable and other (Note 11)	8	9
	13	38
Investments in unconsolidated affiliates (Note 3)	1,606	1,610
Plant, property and equipment
(Net of $142 accumulated depreciation; 2011 $139)	295	298
Goodwill	130	130
Other assets	6	6
	2,050	2,082

Liabilities and Partners' Equity
Current Liabilities
Accounts payable and accrued liabilities	6	5
Accrued interest	6	1
Current portion of long-term debt (Note 5)	3	3
	15	9
Long-term debt (Note 5)	704	739
Other liabilities	1	1
	720	749
Partners' Equity
Common units	1,304	1,307
General partner	27	27
Accumulated other comprehensive loss	(1)	(1)
	1,330	1,333
	2,050	2,082

Subsequent events (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)	Three Months ended March 31,
(millions of dollars)	2012	2011
Cash Generated From Operations
Net income (a)	39	42
Depreciation	3	4
Equity earnings in excess of cumulative distributions
from Great Lakes	-	(1)
Decrease/(increase) in operating working capital (Note 8)	7	(1)
	49	44
Investing Activities
Cumulative distributions in excess of equity earnings:
Great Lakes	2	-
Northern Border	5	5
Bison(a)	1	-
Investment in Great Lakes (Note 3)	(4)	(4)
Capital expenditures	-	(2)
	4	(2)
Financing Activities
Distributions paid (Note 7)	(42)	(35)
Long-term debt repaid (Note 5)	(35)	(8)
	(77)	(43)
Decrease in cash and cash equivalents	(24)	(1)
Cash and cash equivalents, beginning of period	29	4
Cash and cash equivalents, end of period	5	3

(a) There were no equity earnings from GTN and Bison in the 2011 period as the 25 percent interests in each were acquired in May 2011.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Loss	Partners' Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)
Partners' equity at December 31, 2011	53.5	1,307	27	(1)	53.5	1,333
Net income		38	1			39
Distributions paid		(41)	(1)			(42)
Partners' equity at March 31, 2012	53.5	1,304	27	(1)	53.5	1,330

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

NOTE 2                 SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation
The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain items from that Note are repeated or updated below as necessary to assist in understanding these financial statements.

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

NOTE 3                 INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Great Lakes, Northern Border, GTN and Bison are regulated by the Federal Energy Regulatory Commission (FERC) and are operated by TransCanada. We use the equity method of accounting for our interests in our equity investees.

	Ownership Interest at March 31, 2012	Equity Earnings from Unconsolidated Affiliates		Investment in Unconsolidated Affiliates
(unaudited)		Three Months Ended March 31,		March 31,	December 31,
(millions of dollars)		2012	2011	2012	2011
Great Lakes	46.45%	9	18	688	686
Northern Border(a)	50%	20	21	531	536
GTN(b)	25%	6	-	225	225
Bison(b)	25%	3	-	162	163
		38	39	1,606	1,610

(a) Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.
(b) There were no equity earnings from GTN and Bison in the 2011 period as the 25 percent interests in each were acquired in May 2011.

Great Lakes
The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2012. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership recorded no undistributed earnings from Great Lakes for the three months ended March 31, 2012 and 2011.

The summarized financial information for Great Lakes is as follows:

(unaudited)	March 31,	December 31,
(millions of dollars)	2012	2011

Assets
Current assets	65	65
Plant, property and equipment, net	819	826
Other assets	1	1
	885	892

Liabilities and Partners' Equity
Current liabilities	26	30
Deferred credits	1	-
Long-term debt, including current maturities	364	373
Partners' capital	494	489
	885	892

(unaudited)	Three months ended March 31,
(millions of dollars)	2012	2011

Transmission revenues	49	70
Operating expenses	(15)	(14)
Depreciation	(8)	(8)
Financial charges and other	(7)	(7)
Michigan business tax	-	(2)
Net income	19	39

Northern Border
The Partnership recorded no undistributed earnings from Northern Border for the three months ended March 31, 2012 and 2011.

The summarized financial information for Northern Border is as follows:

(unaudited)	March 31,	December 31,
(millions of dollars)	2012	2011

Assets
Cash and cash equivalents	39	33
Other current assets	37	35
Plant, property and equipment, net	1,255	1,267
Other assets	30	31
	1,361	1,366

Liabilities and Partners' Equity
Current liabilities	51	48
Deferred credits and other	14	13
Long-term debt, including current maturities	473	473
Partners' equity
Partners' capital	826	835
Accumulated other comprehensive loss	(3)	(3)
	1,361	1,366

(unaudited)	Three months ended March 31,
(millions of dollars)	2012	2011

Transmission revenues	81	80
Operating expenses	(18)	(17)
Depreciation	(16)	(15)
Financial charges and other	(6)	(6)
Net income	41	42

GTN
On May 3, 2011, the Partnership acquired a 25 percent interest in GTN from a subsidiary of TransCanada. The acquisition was accounted for as a transaction between entities under common control, whereby the equity investment in GTN was recorded at TransCanada’s carrying value. See Note 4 for additional disclosure regarding the Acquisitions.

In November 2011, the FERC approved a Stipulation and Agreement of Settlement for GTN (GTN Settlement) with shippers and regulators regarding rates and terms and conditions of service without modification, effective January 1, 2012. The GTN Settlement includes a moratorium on the filing of future rate proceedings until December 31, 2015. Following the expiration of the moratorium, GTN must file a rate case such that the new rates will be effective January 1, 2016.

The Partnership recorded no undistributed earnings from GTN for the three months ended March 31, 2012.

The summarized financial information for GTN is as follows:

(unaudited)	March 31,	December 31,
(millions of dollars)	2012	2011

Assets
Current assets	66	55
Plant, property and equipment, net	1,197	1,207
Other assets	2	1
	1,265	1,263

Liabilities and Members' Equity
Current liabilities	18	18
Deferred credits and other	20	20
Long-term debt, including current maturities	325	325
Members' capital	902	900
	1,265	1,263

(unaudited)	Three months ended March 31,
(millions of dollars)	2012(a)

Transmission revenues	52
Operating expenses	(11)
Depreciation	(13)
Financial charges and other	(5)
Net income	23

(a) Comparative information not shown as GTN was not acquired until May 2011.

Bison
On May 3, 2011, the Partnership acquired a 25 percent interest in Bison from a subsidiary of TransCanada. The acquisition was accounted for as a transaction between entities under common control, whereby the equity investment in Bison was recorded at TransCanada’s carrying value. See Note 4 for additional disclosure regarding the Acquisitions.

The Partnership recorded no undistributed earnings from Bison for the three months ended March 31, 2012.

The summarized financial information for Bison is as follows:

(unaudited)	March 31,	December 31,
(millions of dollars)	2012	2011

Assets
Current assets	7	10
Plant, property and equipment, net	656	658
	663	668

Liabilities and Members' Equity
Current liabilities	15	17
Members' capital	648	651
	663	668

(unaudited)	Three months ended March 31,
(millions of dollars)	2012(a)

Transmission revenues	20
Operating expenses	(3)
Depreciation	(5)
Net income	12

(a) Comparative information not shown as Bison was not acquired until May 2011.

NOTE 4                 ACQUISITIONS

GTN and Bison Equity Investment Acquisitions
On May 3, 2011, the Partnership acquired 25 percent interests in each of GTN and Bison from subsidiaries of TransCanada.

The total purchase price of the Acquisitions was $605 million (the Purchase Price). The Purchase Price consisted of (i) $405 million for the GTN membership interest (less $81 million, which reflected 25 percent of GTN’s outstanding debt at the time of the acquisition), (ii) $200 million for the membership interest in Bison (less a $9 million future capital commitment to complete the Bison pipeline) (iii) $23 million at closing and (iv) $1 million in working capital adjustments paid in the fourth quarter of 2011. The resulting $539 million paid by the Partnership was financed through a combination of (i) an issuance of 7,245,000 common units offered to the public at $47.58 per common unit resulting in net proceeds of $331 million, (ii) a draw of $61 million on the Partnership’s committed $400 million bridge loan facility, (iii) a draw of $125 million on the Partnership’s then existing $250 million senior revolving credit facility, (iv) a capital contribution from TC PipeLines, GP Inc. (General Partner) of $7 million, which was required to maintain the General Partner’s effective two percent general partner interest in the Partnership, and (v) approximately $15 million of cash on hand.

The Acquisitions were accounted for as transactions between entities under common control, whereby the equity investments in both GTN and Bison were recorded at TransCanada’s carrying values and the total excess purchase price paid was recorded as a reduction to Partners’ Equity.

Yuma Lateral Asset Acquisition
Pursuant to an amendment to the acquisition agreement between the Partnership and TransCanada relating to the Partnership’s acquisition of North Baja, the Partnership agreed to make an additional payment of up to $2 million to TransCanada in the event that TransCanada secured additional contracts for transportation service before December 31, 2010. TransCanada secured an additional contract in July 2010 and, as a result, the Partnership paid $2 million to TransCanada on March 25, 2011 when the facilities associated with the contract were completed.

NOTE 5                 CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)	March 31,	December 31,
(millions of dollars)	2012	2011

Senior Credit Facility due 2016	328	363
4.65% Senior Notes due 2021	349	349
6.89% Series C Senior Notes due 2012	3	3
3.82% Series D Senior Notes due 2017	27	27
	707	742
Less: current portion of long-term debt	3	3
	704	739

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing July 13, 2016, under which $328 million was outstanding at March 31, 2012 (December 31, 2011 - $363 million), leaving $172 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.65 percent for the three months ended March 31, 2012. The interest rate was 1.63 percent at March 31, 2012.

The LIBOR-based interest rate on the Senior Credit Facility averaged 0.83 percent for the three months ended March 31, 2011. After hedging activity, the LIBOR-based interest rate incurred on the Senior Credit Facility averaged 4.01 percent for the three months ended March 31, 2011. Prior to hedging activities, the LIBOR-based interest rate was 0.79 percent at March 31, 2011.

At March 31, 2012, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The principal repayments required on the long-term debt are as follows:

(unaudited)
(millions of dollars)
2012	3
2013	3
2014	4
2015	4
2016	332
Thereafter	361
707

NOTE 6                 NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income, after deduction of the General Partner’s allocation, by the weighted average number of common units outstanding. The General Partner’s allocation is equal to an amount based upon the General Partner’s effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement.

Net income per common unit was determined as follows:

(unaudited)	Three months ended March 31,
(millions of dollars, except per unit)	2012	2011
Net income(a)	39	42
Net income allocated to General Partner	(1)	(1)
Net income allocable to common units	38	41
Weighted average common units outstanding (millions)	53.5	46.2
Net income per common unit	$0.71	$0.90

(a) There were no equity earnings from GTN and Bison in the 2011 period as the 25 percent interests in each were acquired in May 2011.

NOTE 7                 CASH DISTRIBUTIONS

For the three months ended March 31, 2012, the Partnership distributed $0.77 per common unit (2011 – $0.75 per common unit) for a total of $42 million. The distributions paid for the three months ended March 31, 2012 and 2011 included no incentive distributions to the General Partner.

NOTE 8                 CHANGE IN WORKING CAPITAL

(unaudited)	Three months ended March 31,
(millions of dollars)	2012	2011

Decrease in accounts receivable and other	1	-
Increase/(decrease) in accounts payable and accrued liabilities	1	(2)
Increase in accrued interest	5	1
Decrease/(increase) in operating working capital	7	(1)

NOTE 9                 RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million for the three months ended March 31, 2012 (2011 – $1 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three months ended March 31, 2012 and 2011 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at March 31, 2012 and December 31, 2011 are summarized in the following tables:

(unaudited)	Three months ended March 31,
(millions of dollars)	2012	2011

Capital and operating costs charged by TransCanada's subsidiaries to:
Great Lakes(a)	8	8
Northern Border(a)	8	7
GTN(a)(b)	7	-
Bison(a)(b)	2	-
North Baja	1	1
Tuscarora	1	1
Impact on the Partnership's net income:
Great Lakes(a)	4	4
Northern Border(a)	4	3
GTN(a)(b)	7	-
Bison(a)(b)	1	-
North Baja	1	1
Tuscarora	1	1

(a) Represents 100 percent of the costs.
(b) There were no amounts from GTN and Bison in the 2011 period as the 25 percent interests in each were acquired in May 2011.

(unaudited)	March 31,	December 31,
(millions of dollars)	2012	2011

Amount payable to TransCanada's subsidiaries for costs charged in the year by:
Great Lakes(a)	3	3
Northern Border(a)	3	3
GTN(a)	3	3
Bison(a)	1	1
North Baja	-	1
Tuscarora	-	1

(a) Represents 100 percent of the costs.

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. The contracts have remaining terms ranging from one to six years. Great Lakes earned $24 million of transportation revenues under these contracts in the three months ended March 31, 2012 (2011 - $24 million). This amount represents 48 percent of total revenues earned by Great Lakes in the three months ended March 31, 2012 (2011 – 35 percent).

Revenue from TransCanada and its affiliates of $11 million is included in the Partnership’s equity earnings from Great Lakes in the three months ended March 31, 2012 (2011 - $11 million). At March 31, 2012, $8 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2011 - $7 million).

NOTE 10                      FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, and accrued interest approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair values of the Partnership’s and its subsidiary’s long-term debt as of March 31, 2012 is $723 million (December 31, 2011 - $763 million).

The Partnership’s long-term debt results in exposures to changing interest rates. Until December 12, 2011, the Partnership used derivatives to assist in managing its exposure to interest rate risk. For the three months ended March 31, 2012, the Partnership recorded interest expense of nil on interest rate swaps and options (2011 – $4 million).

NOTE 11                      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)	March 31,	December 31,
(millions of dollars)	2012	2011
Accounts receivable	7	8
Inventory	1	1
	8	9

NOTE 12                      REGULATORY MATTERS

Tuscarora – On March 9, 2012, Tuscarora received approval from the FERC of the Stipulation and Agreement of Settlement (Tuscarora Settlement). The Tuscarora Settlement includes three-year contract extensions to the term of a number of contracts with Tuscarora’s largest customer, provides for new rates effective January 1, 2012, and a moratorium on the filing of future rate proceedings under NGA Sections 4 or 5 until December 31, 2014.  Pursuant to the Tuscarora Settlement, Tuscarora will have no future obligation to file a Section 4 rate case.

NOTE 13                      ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued an update to Accounting Standards Codification (ASC) 350 - Intangibles - Goodwill and Other.  Adoption of this update has resulted in a change in the accounting policy related to testing goodwill for impairment, as the Partnership is now permitted under U.S. GAAP to first assess qualitative factors affecting the fair value of a reporting unit in comparison to the carrying amount as a basis for determining whether it is required to proceed to the two-step quantitative impairment test. The Partnership adopted this update effective January 1, 2012. The adoption of this update is not expected to have an impact on our annual goodwill assessment.

NOTE 14                      SUBSEQUENT EVENTS

On April 24, 2012, the board of directors of our General Partner declared the Partnership’s first quarter 2012 cash distribution in the amount of $0.77 per common unit payable on May 15, 2012 to unitholders of record as of May 4, 2012.

Great Lakes declared its first quarter 2012 distribution of $27 million on April 20, 2012, of which the Partnership will receive its 46.45 percent share or $12 million on May 1, 2012.

Northern Border declared its first quarter 2012 distribution of $52 million on April 20, 2012, of which the Partnership will receive its 50 percent share or $26 million on May 1, 2012.

GTN declared its first quarter 2012 distribution of $33 million on April 20, 2012, of which the Partnership will receive its 25 percent share or $8 million on May 1, 2012.

Bison declared its first quarter 2012 distribution of $17 million on April 20, 2012, of which the Partnership will receive its 25 percent share or $4 million on May 1, 2012.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

RECENT DEVELOPMENTS

On April 24, 2012, the board of directors of our General Partner declared the Partnership’s first quarter 2012 cash distribution in the amount of $0.77 per common unit, payable on May 15, 2012 to unitholders of record as of May 4, 2012.

Consistent with the results we experienced in November and December 2011, during first quarter 2012, Great Lakes was unable to market all of its available long-haul capacity, which historically has been fully sold by the first quarter. During the first quarter, an average of 440 thousand dekatherms per day or 28 percent of Great Lakes’ available annual long-haul capacity went unsold. As a result of the unsold winter capacity, Great Lakes’ transmission revenue for the first quarter of 2012 was $21 million lower than the same period in 2011. This resulted in a $9 million reduction to the Partnership’s equity earnings in first quarter 2012 compared to first quarter 2011. Great Lakes is fully contracted for its long-haul capacity through the 2012 summer season of April 1, 2012 to October 31, 2012. The capacity under those contracts, however, was sold at lower rates relative to the same period in 2011.

On March 9, 2012, Tuscarora received FERC approval of the Tuscarora Settlement effective January 1, 2012. Compared to 2011, the Tuscarora Settlement will reduce Tuscarora’s cash flows by approximately $6 million. Net income will be reduced by $3 million as a result of the lower revenue offset by lower depreciation expense.

Northern Border’s long-haul capacity is substantially contracted through March 2013. Despite the warm winter and low basis differentials across North America, Northern Border has successfully negotiated contract extensions for substantially all of the Canada to Ventura contracts that expire in 2012. The majority of these extensions were for terms of three years or longer.

Customers and Contracting

As of April 1, 2012, the following table provides information with respect to the contract profile of our pipeline systems over the next five years calculated as a percentage of the Partnership’s total proportionate share of 2011 revenue from each of our pipeline systems, being $387 million:

Percent of 2011 revenue underpinned by long-term contracts
2012	84%
2013	62%
2014	54%
2015	49%
2016	43%

Our pipeline systems generally sell capacity under contracts under which shippers are obligated to pay for their contracted capacity regardless of utilization.

Outlook of Our Business

Great Lakes has historically been fully contracted for long-term, long-haul capacity but due to current market conditions, the composition of Great Lakes’ revenue is changing as it re-contracts for short-term, short-haul and bidirectional transportation; a trend which management expects  to continue. Great Lakes is fully contracted for its long-haul capacity through the current summer season, which ends October 31, 2012. These rates, however, have been discounted. As a result, Great Lakes’ transmission revenue for each of the second and third quarters in 2012 is expected to be approximately $9 million to $12 million lower than 2011. Great Lakes' lower transmission revenue is expected to reduce the Partnership’s equity earnings by approximately $4 million to $6 million for each of the second and third quarters of 2012 compared to 2011. Currently, 22 percent of Great Lakes’ long-haul capacity available at November 1, 2012 is contracted, although at less than maximum rates. Great Lakes’ ability to sell its available and future capacity will depend on future market conditions which are impacted by a number of factors including, weather for winter 2012/2013, levels of natural gas in storage, the price of natural gas liquids and the associated impact to North American natural gas production and the level of TransCanada’s Mainline tolls. These factors could negatively impact our fourth quarter 2012 earnings.

The results from the ownership interests in the other pipelines in our portfolio continue to be relatively consistent year over year reflecting the longer term contract status and recent regulatory settlements.

REGULATORY ENVIRONMENT

Tuscarora – On March 9, 2012, Tuscarora received approval from the FERC for the Tuscarora Settlement. The Tuscarora Settlement includes three-year contract extensions to the term of a number of contracts with Tuscarora’s largest customer, provides for new rates effective January 1, 2012, and a moratorium on the filing of future rate proceedings under NGA Sections 4 or 5 until December 31, 2014. Pursuant to the Tuscarora Settlement, Tuscarora will have no future obligation to file a Section 4 rate case.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three months ended March 31, 2012.

Information about our critical accounting policies and estimates is included under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting Pronouncements

Effective January 1, 2012, the Partnership adopted Accounting Standards Codification (ASC) 350 – Intangibles – Goodwill and Other on testing goodwill for impairment as issued by the Financial Accounting Standards Board (FASB).  Adoption of ASC 350 has resulted in a change in the accounting policy related to testing goodwill for impairment, as the company is now permitted under U.S. GAAP to first assess qualitative factors affecting the fair value of a reporting unit in comparison to the carrying amount as a basis for determining whether it is required to proceed to the two-step quantitative impairment test.

Net Income

To supplement our financial statements, we have presented a comparison of the earnings contribution components from each of our investments. We have presented earnings in this format to enhance investors’ understanding of the way management analyzes our financial performance. We believe this summary provides a more meaningful comparison of our current period earnings to prior year periods, as we account for our partially-owned pipeline systems using the equity method. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

(unaudited)	Three months ended March 31,
(millions of dollars)	2012	2011
Equity earnings:
Great Lakes	9	18
Northern Border	20	21
GTN(a)	6	-
Bison(a)	3	-
Net income from Other Pipes(b)	9	10
Partnership expenses	(8)	(7)
Net Income	39	42

(a) There were no equity earnings from GTN and Bison in the 2011 period as the 25 percent interests in each were acquired in May 2011.
(b) “Other Pipes” includes the results of North Baja and Tuscarora.

First Quarter 2012 Compared with First Quarter 2011

Net income decreased $3 million to $39 million in the first quarter of 2012 compared to $42 million in the same period in 2011. This decrease was primarily due to lower equity earnings from Great Lakes, offset by earnings from the 25 percent interests in GTN and Bison, which were acquired in May 2011.

Equity earnings from Great Lakes were $9 million in the first quarter of 2012, a decrease of $9 million compared to $18 million earned in the first quarter of 2011. This decrease was primarily due to lower transportation revenue due to lack of re-marketing long-term, long-haul capacity.

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

Our pipeline systems’ principal sources of liquidity are cash generated from operating activities, long-term debt offerings, bank credit facilities and equity contributions from their partners. Our pipeline systems have historically funded operating expenses, debt service and cash distributions to partners primarily with operating cash flow. However, in fourth quarter 2010, Great Lakes started funding its debt repayments with cash calls to its partners.

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

We expect to be able to fund our liquidity requirements over the next twelve months. We believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with their history of consistent cash flow from operating activities, provide a solid foundation to meet their future liquidity and capital resource requirements. The reduction in long-term firm contracts underpinning revenues on Great Lakes beyond 2012 is consistent with the industry trend towards short-term contracting, and may result in lower or volatile operating cash flow from Great Lakes. This may impact Great Lakes’ ability to fund its liquidity requirements including making distributions to its partners. Management cannot reasonably estimate the impact this will have on long-term cash flows.

Partnership Cash Flows

The Partnership uses the non-GAAP financial measures “Partnership cash flows” and “Partnership cash flows before General Partner distributions” as they provide a measure of cash generated during the period to evaluate our cash distribution capability. As well, management uses these measures as a basis for recommendations to our General Partner’s board of directors regarding the distribution amount to be declared each quarter. Partnership cash flow information is presented to enhance investors’ understanding of the way that management analyzes the Partnership’s financial performance.

The Partnership calculates Partnership cash flows as net income plus operating cash flows from the Partnership’s wholly-owned subsidiaries, North Baja and Tuscarora, and cash distributions received in excess of equity earnings  from the Partnership’s equity investments, Great Lakes, Northern Border, GTN and Bison, net of distributions declared to the General Partner. Partnership cash flows before General Partner distributions represent Partnership cash flows prior to distributions declared to the General Partner.

Partnership cash flows and Partnership cash flows before General Partner distributions are provided as a supplement to GAAP financial results and are not meant to be considered in isolation or as substitutes for financial results prepared in accordance with GAAP.

Non-GAAP Measures

Reconciliations of Net Income to Partnership Cash Flows

(unaudited)	Three months ended March 31,
(millions of dollars except per common unit amounts)	2012	2011
Net income(a)	39	42
Add:
Cash distributions from Great Lakes(b)	11	17
Cash distributions from Northern Border(b)	25	26
Cash distributions from GTN(b)	5	-
Cash distributions from Bison(b)	4	-
Cash flows provided by Other Pipes' operating activities	14	13
	59	56
Less:
Equity earnings from unconsolidated affiliates	(38)	(39)
Other Pipes' net income	(9)	(10)
	(47)	(49)
Partnership cash flows before General Partner distributions	51	49
General Partner distributions(c)	(1)	(1)
Partnership cash flows	50	48
Cash distributions declared	(42)	(35)
Cash distributions declared per common unit(d)	$0.77	$0.75
Cash distributions paid	(42)	(35)
Cash distributions paid per common unit(d)	$0.77	$0.75

(a) There were no equity earnings from GTN and Bison in the 2011 period as the 25 percent interests in each were acquired in May 2011.
(b) In accordance with the cash distribution policies of the respective pipeline systems, cash distributions from Great Lakes, Northern Border, GTN and Bison are based on their respective prior quarter financial results.
(c) General Partner distributions represent the cash distributions declared to the General Partner with respect to its two percent interest plus an amount equal to incentive distributions. Incentive distributions in the first quarter of 2012 and 2011 were nil.
(d) Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner's allocation, by the number of common units outstanding. The General Partner's allocation is computed based upon the General Partner's two percent interest plus an amount equal to incentive distributions.

First Quarter 2012 Compared with First Quarter 2011

Partnership cash flows increased $2 million to $50 million in the first quarter of 2012 compared to $48 million in the same period of 2011. This increase was primarily due to cash distributions of $9 million from the 25 percent interests in each of GTN and Bison, which were acquired in May 2011, partially offset by decreased cash distributions from Great Lakes of $6 million.

The Partnership paid distributions of $42 million in the first quarter of 2012, an increase of $7 million compared to the same period in 2011 due to an increase in the number of common units outstanding and an increase in the quarterly distribution of $0.02 per common unit paid beginning in the third quarter of 2011.

Other Cash Flows

On March 23, 2012, the Partnership made an equity contribution of $4 million to Great Lakes that was used to fund debt repayments.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of March 31, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion
Senior Credit Facility due 2016	328	-	328
4.65% Senior Notes due 2021	349	-	349
6.89% Series C Senior Notes due 2012	3	3	-
3.82% Series D Senior Notes due 2017	27	-	27
	707	3	704

The Partnership’s Senior Credit Facility consists of a $500.0 million senior revolving credit facility with a banking syndicate, maturing July 13, 2016, under which $328 million was outstanding at March 31, 2012 (December 31, 2011 - $363 million), leaving $172 million available for future borrowing.

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.65 percent for the three months ended March 31, 2012. The LIBOR-based interest rate was 1.63 percent at March 31, 2012.

The LIBOR-based interest rate on the Senior Credit Facility averaged 0.83 percent for the three months ended March 31, 2011. After hedging activity, the LIBOR-based interest rate incurred on the Senior Credit Facility averaged 4.01 percent for the three months ended March 31, 2011. Prior to hedging activities, the LIBOR-based interest rate was 0.79 percent at March 31, 2011.

At March 31, 2012, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

Series C and D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

The Partnership’s long-term debt results in exposures to changing interest rates. Until December 12, 2011, the Partnership used derivatives to assist in managing its exposure to interest rate risk. For the three months ended March 31, 2012, the Partnership recorded interest expense of nil on interest rate swaps and options (2011 – $4 million).

Great Lakes’ contractual obligations related to debt as of March 31, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2013 to 2018	54	9	45
9.09% series Senior Notes due 2012 to 2021	100	10	90
6.95% series Senior Notes due 2019 to 2028	110	-	110
8.08% series Senior Notes due 2021 to 2030	100	-	100
	364	19	345

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the Senior Note Agreements, approximately $196 million of Great Lakes’ partners’ capital was restricted as to distributions as of March 31, 2012 (December 31, 2011 – $201 million). Great Lakes was in compliance with all of its financial covenants at March 31, 2012.

Northern Border’s contractual obligations related to debt as of March 31, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	-	100
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016	123	-	123
	473	-	473

As of March 31, 2012, $123 million was outstanding under its $200 million revolving credit agreement, leaving $77 million available for future borrowings. The weighted average interest rate related to the borrowings on the credit agreement was 1.63 percent as of March 31, 2012. At March 31, 2012, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $4 million as of March 31, 2012 in connection with various overhaul projects and a transformer upgrade.

GTN’s contractual obligations related to debt as of March 31, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion
5.09% Senior Notes due 2015	75	-	75
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
	325	-	325

The 2005 Note Purchase Agreement contains a covenant that limits total debt to no greater than 70 percent of total capitalization. At March 31, 2012, the total debt to total capitalization ratio was 39 percent.

GTN was in compliance with all terms and conditions of all its credit and other debt agreements at March 31, 2012.

Bison had commitments of $3 million as of March 31, 2012 in connection with reclamation and restoration work associated with the construction of the pipeline.

Capital Requirements

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2012. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment. It expects to make an additional equity contribution to Great Lakes of $5 million in the fourth quarter of 2012. This amount represents the Partnership’s 46.45 percent share of a $10 million cash call from Great Lakes to make a scheduled debt repayment.

To the extent the Partnership has any additional capital requirements with respect to our pipeline systems or acquisitions in the future, we expect to fund these requirements with operating cash flows, debt and/or equity.

2012 First Quarter Cash Distribution
On April 24, 2012, the board of directors of our General Partner declared the Partnership’s first quarter 2012 cash distribution in the amount of $0.77 per common unit payable on May 15, 2012 to unitholders of record as of May 4, 2012.

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

Until December 12, 2011, the Partnership used derivatives to assist in managing its exposure to interest rate risk. In the three months ended March 31, 2012, the Partnership recorded interest expense of nil on the interest rate swaps and options (2011 – $4 million).

At March 31, 2012, we had $328 million (December 31, 2011 – $363 million) outstanding on our Senior Credit Facility. If LIBOR interest rates hypothetically increased by one percent (100 basis points) compared to the rates in effect at March 31, 2012, our annual interest expense would increase and our net income would decrease by $3 million; and if LIBOR interest rates hypothetically decreased by one percent compared to the rates in effect at March 31, 2012, our annual interest expense would decrease and our net income would increase by $3 million.

Northern Border utilizes both fixed-rate and variable-rate debt and is exposed to market risk due to the floating interest rates on its revolving credit facility. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk. As of March 31, 2012, 74 percent of Northern Border’s outstanding debt was at fixed rates (December 31, 2011 – 74 percent).

If interest rates hypothetically increased by one percent (100 basis points) compared with rates in effect at March 31, 2012, Northern Border’s annual interest expense would increase and its net income would decrease by approximately $1 million; and if interest rates hypothetically decreased by one percent compared with rates in effect at March 31, 2012, Northern Border’s annual interest expense would decrease and its net income would increase by approximately $1 million.

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

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of its contracts with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable. At March 31, 2012, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $7 million (December 31, 2011 – $8 million).

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At March 31, 2012, the Partnership had a committed revolving bank line of $500 million maturing in 2016with an outstanding balance of $328 million. In addition, at March 31, 2012, Northern Border had a committed revolving bank line of $200 million maturing in 2016 of which $123 million was drawn.

The Partnership does not have any material foreign exchange risks.

Item 4.                      Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, the management of our General Partner, including the principal executive officer and principal financial officer, evaluated as of the end of the period covered by this report the effectiveness of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon and as of the date of the evaluation, the management of our General Partner, including the principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to provide reasonable assurance that the information required to be disclosed by the Partnership in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the management of our General Partner, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

On March 9, 2012, Tuscarora received approval from the FERC for the Tuscarora Settlement. For additional information on the Tuscarora Settlement and a description of other legal and environmental proceedings affecting the Partnership, please refer to Part 1. Item 3 of the Partnership’s Annual Report on Form 10-K for the year-ended December 31, 2011.

Item 6. Exhibits

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Transportation Service Agreement FT17189 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated February 6, 2012.
99.2	Transportation Service Agreement FT17190 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated February 6, 2012.
99.3	Transportation Service Agreement FT17193 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated February 6, 2012.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April 2012.

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By: /s/ Steven D. Becker
       ______________________________
Steven D. Becker
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By: /s/ Sandra P. Ryan-Robinson
       ______________________________
Sandra P. Ryan-Robinson
Controller
TC PipeLines GP, Inc. (Principal Financial Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Transportation Service Agreement FT17189 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated February 6, 2012.
99.2	Transportation Service Agreement FT17190 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated February 6, 2012.
99.3	Transportation Service Agreement FT17193 between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited, dated February 6, 2012.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.