Form 10-Q
period 2012-06-30
TC PIPELINES LP
filed 2012-07-30
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes ☐                      No ☒

As of July 30, 2012, there were 53,472,766 of the registrant’s common units outstanding.

TC PIPELINES, LP

TABLE OF CONTENTS	Page No.

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Acquisitions	The acquisition from subsidiaries of TransCanada of a 25 percent membership interest in each of GTN and Bison
ASC	Accounting Standards Codification
Bison	Bison Pipeline LLC
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
GTN Settlement	Stipulation and Agreement of Settlement for GTN regarding its rates and terms and conditions of service approved by FERC in November 2011.
LIBOR	London Interbank Offered Rate
Mainline	TransCanada's Mainline, a natural gas transmission system extending from the Alberta/Saskatchewan border east to Quebec
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Other Pipes	North Baja and Tuscarora
Our pipeline systems	Our ownership interests in Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora
Partnership	TC PipeLines, LP and its subsidiaries
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
PHMSA	US Department of Transportation Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s revolving credit and term loan agreement
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
Tuscarora Settlement	Stipulation and Agreement of Settlement for Tuscarora regarding its rates and terms and conditions of service approved by FERC on March 9, 2012
U.S.	United States of America
WCSB	Western Canada Sedimentary Basin

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
● ●
the performance by shippers of their contractual obligations on our pipeline systems;
changes in the taxation of limited partnerships by states or the federal government such as the elimination of pass-through taxation and the imposition of entity level taxes;

●	operating hazards, casualty losses and other matters beyond our control;
●	the ability to maintain secure operation of our information technology; and
●	unfavorable economic conditions and the impact on capital markets.

These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement.  Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part II, Item 1A. “Risk Factors” in this Form 10-Q and Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2011. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. These forward-looking statements and information are made only as of the date of the filing of this report and except as required by applicable law, we undertake no obligation to update these forward-looking statements and information to reflect new information, subsequent events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars except per common unit amounts)	2012	2011	2012	2011

Equity earnings from unconsolidated affiliates (a) (Note 3)	31	37	69	76
Transmission revenues	16	18	32	35
Operating expenses	(4)	(3)	(8)	(6)
General and administrative	(2)	(5)	(4)	(7)
Depreciation	(3)	(4)	(6)	(8)
Financial charges and other	(5)	(7)	(11)	(12)
Net income	33	36	72	78

Net income allocation (Note 6)
Common units	32	35	70	76
General Partner	1	1	2	2
	33	36	72	78

Net income per common unit (Note 6)	$0.60	$0.69	$1.31	$1.58

Weighted average common units outstanding (millions)	53.5	50.9	53.5	48.6

Common units outstanding, end of period (millions)	53.5	53.5	53.5	53.5

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2012	2011	2012	2011

Net income (a)	33	36	72	78
Other comprehensive income
Change associated with current period hedging transactions (Note 10)	-	3	-	7
Total comprehensive income	33	39	72	85

(a)	25 percent interests in each of GTN and Bison were acquired in May 2011.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	June 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	6	29
Accounts receivable and other (Note 11)	8	9
	14	38
Investments in unconsolidated affiliates (Note 3)	1,586	1,610
Plant, property and equipment
(Net of $144 accumulated depreciation; 2011 $139)	295	298
Goodwill	130	130
Other assets	5	6
	2,030	2,082

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable and accrued liabilities	6	5
Accrued interest	1	1
Current portion of long-term debt (Note 5)	3	3
	10	9
Long-term debt (Note 5)	697	739
Other liabilities	2	1
	709	749
Partners’ Equity
Common units	1,295	1,307
General partner	27	27
Accumulated other comprehensive loss	(1)	(1)
	1,321	1,333
	2,030	2,082

Subsequent events (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended
(unaudited)	June 30,
(millions of dollars)	2012	2011

Cash Generated From Operations
Net income (a)	72	78
Depreciation	6	8
Amortization of debt issuance costs	-	1
Equity earnings in excess of cumulative distributions from
GTN	-	(2)
Bison	-	(2)
Decrease/(increase) in operating working capital (Note 8)	2	(2)
	80	81
Investing Activities
Cumulative distributions in excess of equity earnings:
Great Lakes	6	3
Northern Border	15	15
GTN (a)	4	-
Bison (a)	2	-
Investment in Great Lakes (Note 3)	(4)	(4)
Acquisition of GTN and Bison (Note 4)	-	(538)
Capital expenditures	-	(3)
	23	(527)
Financing Activities
Distributions paid (Note 7)	(84)	(71)
Equity issuance, net (Note 4)	-	338
Long term debt issues (Note 5)	5	541
Long-term debt repaid (Note 5)	(47)	(361)
Debt issuance costs	-	(3)
	(126)	444
Decrease in cash and cash equivalents	(23)	(2)
Cash and cash equivalents, beginning of period	29	4
Cash and cash equivalents, end of period	6	2

(a)	25 percent interests in each of GTN and Bison were acquired in May 2011.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Loss	Partners’ Equity
	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of units)	(millions of dollars)
Partners’ equity at December 31, 2011	53.5	1,307	27	(1)	53.5	1,333
Net income		70	2			72
Distributions paid		(82)	(2)			(84)
Partners’ equity at June 30, 2012	53.5	1,295	27	(1)	53.5	1,321

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

NOTE 2                 SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation
The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain items from that Note are repeated or updated below as necessary to assist in understanding these financial statements.

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

	Ownership	Equity Earnings from Unconsolidated Affiliates				Investments in Unconsolidated Affiliates
	Interest at	Three months		Six months
(unaudited)	June 30,	ended June 30,		ended June 30,		June 30,	December 31,
(millions of dollars)	2012	2012	2011	2012	2011	2012	2011

Great Lakes	46.45%	8	17	17	35	683	686
Northern Border (a)	50%	16	16	36	37	521	536
GTN (b)	25%	4	2	10	2	222	225
Bison (b)	25%	3	2	6	2	160	163
		31	37	69	76	1,586	1,610

(a)
Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

(b)	25 percent interests in each of GTN and Bison were acquired in May 2011.

Great Lakes
The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2012. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership recorded no undistributed earnings from Great Lakes for the six months ended June 30, 2012 and 2011.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	June 30, 2012	December 31, 2011

ASSETS
Current assets	62	65
Plant, property and equipment, net	812	826
Other assets	1	1
	875	892

Liabilities and Partners’ Equity
Current liabilities	27	30
Long-term debt, including current maturities	364	373
Partners’ equity	484	489
	875	892

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2012	2011	2012	2011

Transmission revenues	48	63	97	133
Operating expenses	(16)	(16)	(31)	(30)
Depreciation	(8)	(8)	(16)	(16)
Financial charges and other	(7)	(8)	(14)	(15)
Michigan business tax	-	5	-	3
Net income	17	36	36	75

Northern Border
The Partnership recorded no undistributed earnings from Northern Border for the six months ended June 30, 2012 and 2011.

The summarized financial information for Northern Border is as follows:

(unaudited)	June 30,	December 31,
(millions of dollars)	2012	2011

ASSETS
Cash and cash equivalents	30	33
Other current assets	33	35
Plant, property and equipment, net	1,248	1,267
Other assets	31	31
	1,342	1,366

Liabilities and Partners' Equity
Current liabilities	47	48
Deferred credits and other	15	13
Long-term debt, including current maturities	478	473
Partners' equity
Partners' capital	805	835
Accumulated other comprehensive loss	(3)	(3)
	1,342	1,366

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2012	2011	2012	2011

Transmission revenues	73	73	154	153
Operating expenses	(18)	(19)	(36)	(36)
Depreciation	(16)	(16)	(32)	(31)
Financial charges and other	(7)	(5)	(13)	(11)
Net income	32	33	73	75

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

The Partnership recorded no undistributed earnings from GTN for the six months ended June 30, 2012 and recorded undistributed earnings of $2 million from May 3, 2011, date of acquisition, to June 30, 2011.

The summarized financial information for GTN is as follows:

(unaudited)	June 30,	December 31,
(millions of dollars)	2012	2011

ASSETS
Current assets	65	55
Plant, property and equipment, net	1,186	1,207
Other assets	1	1
	1,252	1,263

Liabilities and Members' Equity
Current liabilities	21	18
Deferred credits and other	20	20
Long-term debt, including current maturities	325	325
Members' capital	886	900
	1,252	1,263

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2012	2011(a)	2012	2011(a)

Transmission revenues	48	33	100	33
Operating expenses	(13)	(9)	(24)	(9)
Depreciation	(14)	(6)	(27)	(6)
Financial charges and other	(4)	(6)	(9)	(6)
Net income	17	12	40	12

(a)	25 percent interest in GTN was acquired in May 2011.

Bison
On May 3, 2011, the Partnership acquired a 25 percent interest in Bison from a subsidiary of TransCanada. The acquisition was accounted for as a transaction between entities under common control, whereby the equity investment in Bison was recorded at TransCanada’s carrying value. See Note 4 for additional disclosure regarding the Acquisitions.

The Partnership recorded no undistributed earnings from Bison for the six months ended June 30, 2012 and recorded undistributed earnings of $2 million from May 3, 2011, date of acquisition, to June 30, 2011.

The summarized financial information for Bison is as follows:

(unaudited)	June 30,	December 31,
(millions of dollars)	2012	2011

ASSETS
Current assets	7	10
Plant, property and equipment, net	652	658
	659	668

Liabilities and Members' Equity
Current liabilities	18	17
Members' capital	641	651
	659	668

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2012	2011(a)	2012	2011(a)

Transmission revenues	20	14	40	14
Operating expenses	(4)	(3)	(7)	(3)
Depreciation	(5)	(3)	(10)	(3)
Net income	11	8	23	8

(a)	25 percent interest in Bison was acquired in May 2011.

NOTE 4                 ACQUISITIONS

GTN and Bison Equity Investment Acquisitions
On May 3, 2011, the Partnership acquired 25 percent interests in each of GTN and Bison from subsidiaries of TransCanada.

The total purchase price of the Acquisitions was $605 million (the Purchase Price). The Purchase Price consisted of (i) $405 million for the GTN membership interest (less $81 million, which reflected 25 percent of GTN’s outstanding debt at the time of the acquisition), (ii) $200 million for the membership interest in Bison (less a $9 million future capital commitment to complete the Bison pipeline), (iii) $23 million at closing and (iv) $1 million in working capital adjustments paid in the fourth quarter of 2011. The resulting $539 million paid by the Partnership was financed through a combination of (i) an issuance of 7,245,000 common units offered to the public at $47.58 per common unit resulting in net proceeds of $331 million, (ii) a draw of $61 million on the Partnership’s committed $400 million bridge loan facility, (iii) a draw of $125 million on the Partnership’s then existing $250 million senior revolving credit facility, (iv) a capital contribution from TC PipeLines GP, Inc. (General Partner) of $7 million, which was required to maintain the General Partner’s effective two percent general partner interest in the Partnership, and (v) approximately $15 million of cash on hand.

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

NOTE 5                 CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)	June 30,	December 31,
(millions of dollars)	2012	2011

Senior Credit Facility due 2016	321	363
4.65% Senior Notes due 2021	349	349
6.89% Series C Senior Notes due 2012	3	3
3.82% Series D Senior Notes due 2017	27	27
	700	742
Less: current portion of long-term debt	3	3
	697	739

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing July 13, 2016, under which $321 million was outstanding at June 30, 2012 (December 31, 2011 - $363 million), leaving $179 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.62 and 1.64 percent for the three and six months ended June 30, 2012, respectively. The LIBOR-based interest rate was 1.63 percent at June 30, 2012.

The LIBOR-based interest rate on the Senior Credit Facility averaged 0.9 percent for the three and six months ended June 30, 2011. After hedging activity, the LIBOR-based interest rate incurred on the Senior Credit Facility averaged 3.5 percent and 3.7 percent for the three and six months ended June 30, 2011. Prior to hedging activities, the LIBOR-based interest rate was 0.6 percent at June 30, 2011.

At June 30, 2012, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The principal repayments required on the long-term debt are as follows:

(unaudited)
(millions of dollars)
2012	3
2013	3
2014	4
2015	4
2016	325
Thereafter	361
700

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

Net income per common unit was determined as follows:

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars, except per unit)	2012	2011	2012	2011
Net income(a)	33	36	72	78
Net income allocated to General Partner	(1)	(1)	(2)	(2)
Net income allocable to common units	32	35	70	76
Weighted average common units outstanding (millions)	53.5	50.9	53.5	48.6
Net income per common unit	$0.60	$0.69	$1.31	$1.58

(a)	25 percent interests in each of GTN and Bison were acquired in May 2011.

NOTE 7                 CASH DISTRIBUTIONS

For the three and six months ended June 30, 2012, the Partnership distributed $0.77 and $1.54 per common unit (2011 – $0.75 and $1.50 per common unit) for a total of $42 million and $84 million, respectively. The distributions paid for the three and six months ended June 30, 2012 and 2011 included no incentive distributions to the General Partner.

NOTE 8                 CHANGE IN WORKING CAPITAL

(unaudited)	Six months ended June 30,
(millions of dollars)	2012	2011

Decrease in accounts receivable	1	-
Increase/(decrease) in accounts payable and accrued liabilities	1	(2)
Decrease/(increase) in operating working capital	2	(2)

NOTE 9                 RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were nil and $1 million for the three and six months ended June 30, 2012 (2011 – nil and $1 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three and six months ended June 30, 2012 and 2011 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at June 30, 2012 and December 31, 2011 are summarized in the following tables:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2012	2011	2012	2011

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	8	7	16	15
Northern Border (a)	7	7	15	14
GTN (a) (b)	7	6	14	6
Bison (a) (b)	1	2	3	2
North Baja	1	1	2	2
Tuscarora	1	1	2	2
Impact on the Partnership’s net income:
Great Lakes	3	3	7	7
Northern Border	3	4	7	7
GTN (b)	2	1	3	1
Bison (b)	-	-	1	-
North Baja	1	1	2	2
Tuscarora	1	1	2	2

(a)	Represents 100 percent of the costs.
(b)	25 percent interests in each of GTN and Bison were acquired in May 2011.

(unaudited)	June 30,	December 31,
(millions of dollars)	2012	2011

Amount payable to TransCanada's subsidiaries for costs charged in the year by:
Great Lakes(a)	3	3
Northern Border(a)	3	3
GTN(a)	3	3
Bison(a)	1	1
North Baja	-	1
Tuscarora	-	1

(a)	Represents 100 percent of the costs.

Great Lakes’ earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates.  Great Lakes earned $17 million and $41 million of transportation revenues under these contracts for the three and six months ended June 30, 2012 (2011 - $18 million and $42 million). These amounts represent 37 percent and 43 percent of total revenues earned by Great Lakes for the three and six months ended June 30, 2012 (2011 – 28 percent and 32 per cent).

Revenue from TransCanada and its affiliates of $8 million and $19 million are included in the Partnership’s equity earnings from Great Lakes for the three and six months ended June 30, 2012 (2011 - $9 million and $20 million). At June 30, 2012, $6 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2011 - $7 million).

NOTE 10                      FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, and accrued interest approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair values of the Partnership’s and its subsidiary’s long-term debt as of June 30, 2012 is $732 million (December 31, 2011 - $763 million).

The Partnership’s long-term debt results in exposures to changing interest rates. Until December 12, 2011, the Partnership used derivatives to assist in managing its exposure to interest rate risk. For the three and six months ended June 30, 2012, the Partnership recorded interest expense of nil on interest rate swaps and options (2011 – $3 and $7 million).

NOTE 11                      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	June 30, 2012	December 31, 2011

Accounts receivable	7	8
Inventory	1	1
	8	9

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

NOTE 13                      ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued an update to Accounting Standards Codification (ASC) 350 – Intangibles – Goodwill and Other. Adoption of this update has resulted in a change in the accounting policy related to testing goodwill for impairment, as the Partnership is now permitted under U.S. GAAP to first assess qualitative factors affecting the fair value of a reporting unit in comparison to the carrying amount as a basis for determining whether it is required to proceed to the two-step quantitative impairment test. The Partnership adopted this update effective January 1, 2012. The adoption of this update is not expected to have a material impact on our annual goodwill assessment.

NOTE 14                      SUBSEQUENT EVENTS

On July 24, 2012, the board of directors of our General Partner declared the Partnership’s second quarter 2012 cash distribution in the amount of $0.78 per common unit payable on August 14, 2012 to unitholders of record as of August 3, 2012.

Great Lakes declared its second quarter 2012 distribution of $23 million on July 20, 2012, of which the Partnership will receive its 46.45 percent share or $11 million on August 1, 2012.

Northern Border declared its second quarter 2012 distribution of $40 million on July 20, 2012, of which the Partnership will receive its 50 percent share or $20 million on August 1, 2012.

GTN declared its second quarter 2012 distribution of $29 million on July 20, 2012, of which the Partnership will receive its 25 percent share or $7 million on August 1, 2012.

Bison declared its second quarter 2012 distribution of $16 million on July 20, 2012, of which the Partnership will receive its 25 percent share or $4 million on August 1, 2012.

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

On July 24, 2012, the board of directors of our General Partner declared the Partnership’s second quarter 2012 cash distribution in the amount of $0.78 per common unit, an increase of $0.01 from the prior quarter, payable on August 14, 2012 to unitholders of record as of August 3, 2012.

Consistent with the results we experienced in November and December 2011, during the first quarter of 2012, Great Lakes was unable to market all of its available long-haul capacity, which historically has been fully sold by the first quarter. During the first quarter, an average of 440 thousand dekatherms per day or 28 percent of Great Lakes’ available annual long-haul capacity went unsold. As a result of the unsold winter capacity, Great Lakes’ transmission revenue for the first quarter of 2012 was $21 million lower than the same period in 2011. This resulted in a $9 million reduction to the Partnership’s equity earnings in the first quarter of 2012 compared to the first quarter of 2011.

In the second quarter of 2012 Great Lakes’ long-haul capacity was sold at lower rates compared to the same period in 2011 resulting in transmission revenues of $47 million for the second quarter of 2012 being $16 million lower than the same period in 2011. This resulted in a $7 million reduction to the Partnership’s equity earnings in the second quarter of 2012 compared to the second quarter of 2011.

On March 9, 2012, Tuscarora received FERC approval of the Tuscarora Settlement effective January 1, 2012. Compared to 2011, the Tuscarora Settlement will reduce Tuscarora’s cash flows by approximately $6 million in 2012. Net income will be reduced by $3 million as a result of the lower revenue offset by lower depreciation expense.

Northern Border’s long-haul capacity is substantially contracted through March 2013. Despite the warm winter and low basis differentials across North America, Northern Border has successfully negotiated contract extensions for substantially all of the Canada to Ventura contracts that expire in 2012. The majority of these extensions are for terms of three years or longer.

Customers and Contracting
As of July 1, 2012, the following table provides information with respect to the contract profile of our pipeline systems over the next five years calculated as a percentage of the Partnership’s total proportionate share of 2011 revenue from each of our pipeline systems, being $387 million:

Future Revenues Underpinned by Long-Term Contracts, as a Percentage of 2011 Total Revenue (a) (b)
2012	90%
2013	63%
2014	55%
2015	48%
2016	41%

(a)	Long-term contracts are contracts with terms greater than twelve months.
(b)	Projections are based on rates in effect as of July 1, 2012.

Most contracting on our pipeline systems consist of arrangements where shippers are obligated to pay for their contracted capacity regardless of utilization.

Outlook of Our Business
Great Lakes has historically been fully contracted for long-term, long-haul capacity. Due to near term market conditions and continuing shifts in fundamentals across the North American natural gas market, the composition of Great Lakes’ revenue continues to shift more toward shorter-term, short-haul and bidirectional transportation.  Management expects this trend to continue. Great Lakes is fully contracted for its long-haul capacity through the current summer season, which ends October 31, 2012, at lower rates relative to the same period of 2011 . As a result, we expect Great Lakes’ transmission revenue for the third quarter of 2012 and the resulting impact to the Partnership’s equity earnings to be similar to the second quarter of 2012.  Currently, 22 percent of Great Lakes’ long-haul capacity available at November 1, 2012 is contracted, although at less than maximum rates. Great Lakes’ ability to sell its available and future capacity will depend on future market conditions which are impacted by a number of factors including, weather for winter 2012/2013, levels of natural gas in storage, the price of natural gas liquids and the associated impact to North American natural gas production and the level of TransCanada’s Mainline tolls. These factors could negatively impact our fourth quarter 2012 earnings and could continue to negatively impact our earnings for 2013.

Northern Border operates pursuant to a 2007 rate case settlement and is required to file a rate case or reach a settlement on or before December 31, 2012.

The results from the ownership interests in the other pipelines in our portfolio continue to be relatively consistent year over year reflecting the longer term contract status and recent regulatory settlements.

REGULATORY ENVIRONMENT

FERC Rate Proceedings

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three and six months ended June 30, 2012.

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

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2012	2011	2012	2011

Equity earnings:
Great Lakes	8	17	17	35
Northern Border	16	16	36	37
GTN (a)	4	2	10	2
Bison (a)	3	2	6	2
Net income from Other Pipes (b)	10	10	19	20
Partnership expenses	(8)	(11)	(16)	(18)
Net income	33	36	72	78

(a)	25 percent interests in each of GTN and Bison were acquired in May 2011.
(b)	“Other Pipes” includes the results of North Baja and Tuscarora.

Second Quarter 2012 Compared with Second Quarter 2011
Net income decreased $3 million to $33 million in the second quarter of 2012 compared to $36 million in the same period in 2011. This decrease was primarily due to lower equity earnings from Great Lakes, partially offset by earnings from GTN and Bison, which were acquired in May 2011, and lower Partnership expenses.

Equity earnings from Great Lakes were $8 million in the second quarter of 2012, a decrease of $9 million compared to $17 million earned in the second quarter of 2011. This decrease was primarily due to lower transportation revenue resulting from previously long-term, long-haul summer capacity now being sold as short-term at lower rates relative to the same period in 2011 and the cumulative one-time impact relating to a tax law change eliminating Michigan business taxes at the Partnership level.

Expenses at the Partnership level were $8 million for the three months ended June 30, 2012, a decrease of $3 million compared to $11 million for the same period in 2011.  This decrease was primarily due to costs incurred relating to the GTN and Bison acquisitions in 2011.

Six Months Ended June 30, 2012 Compared with Six Months ended June 30, 2011
Net income decreased $6 million to $72 million for the six months ended June 30, 2012 compared to $78 million in the same period in 2011. This decrease was primarily due to lower equity income from Great Lakes, partially offset by earnings from GTN and Bison, which were acquired in May 2011, and lower Partnership expenses.

Equity earnings from Great Lakes was $17 million for the six months ended June 30, 2012, a decrease of $18 million compared to $35 million for the same period last year.  This decrease was primarily due to lower transportation revenue due to unsold long-term, long-haul winter capacity in 2012 and summer capacity sold as short-term at lower rates in the second quarter of 2012 compared to the same period in 2011.

Expenses at the Partnership level were $16 million for the six months ended June 30, 2012, a decrease of $2 million compared to $18 million for the same period in 2011.  This decrease was primarily due to costs incurred relating to the GTN and Bison acquisitions in 2011.

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

Our pipeline systems’ principal sources of liquidity are cash generated from operating activities, long-term debt offerings, bank credit facilities and equity contributions from their owners. Our pipeline systems have historically funded operating expenses, debt service and cash distributions to their owners primarily with operating cash flow. However, in fourth quarter 2010, Great Lakes started funding its debt repayments with cash calls to its owners.

Capital expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, issuance of senior unsecured notes or equity contributions from our pipeline systems’ owners. The ability of our pipeline systems to access the debt capital markets under reasonable terms depends on their financial position and general market conditions.

The Partnership’s pipeline systems monitor the creditworthiness of their customers and have credit provisions included in their tariffs, which allow them to request credit support as circumstances dictate.

We expect to be able to fund our liquidity requirements over the next twelve months. We believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with their history of consistent cash flow from operating activities, provide a solid foundation to meet their future liquidity and capital resource requirements. The reduction in long-term firm contracts underpinning revenues on Great Lakes beyond 2012 is consistent with the industry trend towards short-term contracting, and may result in lower or volatile operating cash flow from Great Lakes. This may impact Great Lakes’ ability to fund its liquidity requirements including making distributions to its owners. Management cannot reasonably estimate the impact this will have on long-term cash flows.

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

Non-GAAP Measures

Reconciliations of Net Income to Partnership Cash Flows

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars except per common unit amounts)	2012	2011	2012	2011
Net income (a)	33	36	72	78
Add:
Cash distributions from Great Lakes (b)	12	22	23	39
Cash distributions from Northern Border (b)	26	26	51	52
Cash distributions from GTN (a) (b)	8	-	13	-
Cash distributions from Bison (a) (b)	4	-	8	-
Cash flows provided by Other Pipes’ operating activities	11	12	25	25
	61	60	120	116

Less:
Equity earnings from unconsolidated affiliates	(31)	(37)	(69)	(76)
Other Pipes’ net income	(10)	(10)	(19)	(20)
	(41)	(47)	(88)	(96)

Partnership cash flows before General Partner distributions	53	49	104	98
General Partner distributions (c)	(1)	(1)	(2)	(2)

Partnership cash flows	52	48	102	96

Cash distributions declared	(43)	(42)	(85)	(77)
Cash distributions declared per common unit (d)	0.78	$0.77	1.55	$1.52
Cash distributions paid	(42)	(35)	(84)	(71)
Cash distributions paid per common unit (d)	0.77	$0.75	1.54	$1.50

(a)	25 percent interests in each of GTN and Bison were acquired in May 2011.
(b)
In accordance with the cash distribution policies of the respective pipeline systems, cash distributions from Great Lakes, Northern Border, GTN and Bison are based on their respective prior quarter financial results.

(c)
General Partner distributions represent the cash distributions declared to the General Partner with respect to its two percent interest plus an amount equal to incentive distributions. Incentive distributions in the first and second quarter of 2012 and 2011 were nil.

(d)
Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner's allocation, by the number of common units outstanding. The General Partner's allocation is computed based upon the General Partner's two percent interest plus an amount equal to incentive distributions.

Second Quarter 2012 Compared with Second Quarter 2011
Partnership cash flows increased $4 million to $52 million in the second quarter of 2012 compared to $48 million in the same period of 2011. This increase was primarily due to cash distributions of $12 million from GTN and Bison, which were acquired in May 2011, partially offset by decreased cash distributions from Great Lakes of $10 million.

The Partnership paid distributions of $42 million in the second quarter of 2012, an increase of $7 million compared to the same period in 2011 due to an increase in the number of common units outstanding and an increase of $0.02 per common unit paid beginning in the third quarter of 2011.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011
Partnership cash flows increased $6 million to $102 million for the six months ended June 30, 2012 compared to $96 million in the same period of 2011.  This increase was primarily due to cash distributions of $21 million from GTN and Bison, which were acquired in May 2011, partially offset by decreased cash distributions from Great Lakes of $16 million.

The Partnership paid distributions of $84 million in the six months ended June 30, 2012, an increase of $13 million compared to the same period in 2011 due to an increase in the number of common units outstanding and an increase of $0.02 per common unit paid beginning in the third quarter of 2011.

Other Cash Flows
On March 23, 2012, the Partnership made an equity contribution of $4 million to Great Lakes that was used to fund debt repayments.

Contractual Obligations
The Partnership’s contractual obligations related to debt as of June 30, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

Senior Credit Facility due 2016	321	-	321
4.65% Senior Notes due 2021	349	-	349
6.89% Series C Senior Notes due 2012	3	3	-
3.82% Series D Notes due 2017	27	-	27
	700	3	697

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing July 13, 2016, under which $321 million was outstanding at June 30, 2012 (December 31, 2011 - $363 million), leaving $179 million available for future borrowing.

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.62 and 1.64 percent for the three and six months ended June 30, 2012 respectively. The LIBOR-based interest rate was 1.63 percent at June 30, 2012.

The LIBOR-based interest rate on the Senior Credit Facility averaged 0.9 percent for the three and six months ended June 30, 2011. After hedging activity, the LIBOR-based interest rate incurred on the Senior Credit Facility averaged 3.5 and 3.7 percent for the three and six months ended June 30, 2011. Prior to hedging activities, the LIBOR-based interest rate was 0.6 percent at June 30, 2011.

At June 30, 2012, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

Series C and D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

The Partnership’s long-term debt results in exposures to changing interest rates. Until December 12, 2011, the Partnership used derivatives to assist in managing its exposure to interest rate risk. For the three and six months ended June 30, 2012, the Partnership recorded interest expense of nil on interest rate swaps and options (2011 – $3 and $7 million).

Great Lakes’ contractual obligations related to debt as of June 30, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2013 to 2018	54	9	45
9.09% series Senior Notes due 2012 and 2021	100	10	90
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	364	19	345

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the Senior Note Agreements, approximately $196 million of Great Lakes’ partners’ capital was restricted as to distributions as of June 30, 2012 (December 31, 2011 – $201 million). Great Lakes was in compliance with all of its financial covenants at June 30, 2012.

Northern Border’s contractual obligations related to debt as of June 30, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100,000	-	100,000
7.50% Senior Notes due 2021	250,000	-	250,000
$200 million Credit Agreement due 2016	128,000	-	128,000
	478,000	-	478,000

As of June 30, 2012, $128 million was outstanding under its $200 million revolving credit agreement, leaving $72 million available for future borrowings. The weighted average interest rate related to the borrowings on the credit agreement was 1.62 percent as of June 30, 2012. At June 30, 2012, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $3 million as of June 30, 2012 in connection with various overhaul projects and a transformer upgrade.

GTN’s contractual obligations related to debt as of June 30, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

5.09% Senior Notes due 2015	75,000	-	75,000
5.29% Senior Notes due 2020	100,000	-	100,000
5.69% Senior Notes due 2035	150,000	-	150,000
	325,000	-	325,000

The 2005 Note Purchase Agreement contains a covenant that limits total debt to no greater than 70 percent of total capitalization. At June 30, 2012, the total debt to total capitalization ratio was 39 percent.

GTN was in compliance with all terms and conditions of all its credit and other debt agreements at June 30, 2012.

Bison had commitments of $6 million as of June 30, 2012 in connection with reclamation and restoration work associated with the construction of the pipeline.

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

2012 Second Quarter Cash Distribution
On July 24, 2012, the board of directors of our General Partner declared the Partnership’s second quarter 2012 cash distribution in the amount of $0.78 per common unit payable on August 14, 2012 to unitholders of record as of August 3, 2012.

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

Until December 12, 2011, the Partnership used derivatives to assist in managing its exposure to interest rate risk. In the three and six months ended June 30, 2012, the Partnership recorded interest expense of nil on the interest rate swaps and options (2011 – $3 and 7 million).

At June 30, 2012, we had $321 million (December 31, 2011 – $363 million) outstanding on our Senior Credit Facility. If LIBOR interest rates hypothetically increased by one percent (100 basis points) compared to the rates in effect at June 30, 2012, our annual interest expense would increase and our net income would decrease by $3 million; and if LIBOR interest rates hypothetically decreased by one percent compared to the rates in effect at June 30, 2012, our annual interest expense would decrease and our net income would increase by $3 million.

Northern Border utilizes both fixed-rate and variable-rate debt and is exposed to market risk due to the floating interest rates on its revolving credit facility. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk. As of June 30, 2012, 73 percent of Northern Border’s outstanding debt was at fixed rates (December 31, 2011 – 74 percent).

If interest rates hypothetically increased by one percent (100 basis points) compared with rates in effect at June 30, 2012, Northern Border’s annual interest expense would increase and its net income would decrease by approximately $1 million; and if interest rates hypothetically decreased by one percent compared with rates in effect at June 30, 2012, Northern Border’s annual interest expense would decrease and its net income would increase by approximately $1 million.

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

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of its contracts with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable. At June 30, 2012, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $7 million (December 31, 2011 – $8 million).

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At June 30, 2012, the Partnership had a committed revolving bank line of $500 million maturing in 2016 with an outstanding balance of $321 million. In addition, at June 30, 2012, Northern Border had a committed revolving bank line of $200 million maturing in 2016 of which $128 million was drawn.

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

Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2012, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our business could be negatively impacted by security threats, including cyber security threats, and related disruptions.

We depend on the secure operation of our information technology to process, transmit and store electronic information, including information we use to safely operate our pipeline systems. Security breaches could expose our business to a risk of loss, misuse or interruption of critical information and functions that affect the pipeline operations.  Such losses could result in operational impacts, damage to our assets, safety incidents, damage to the environment, reputational harm, competitive disadvantage, regulatory enforcement actions, potential litigation and a material adverse effect on our operations, financial position and results of operations.

Item 6. Exhibits

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of July  2012.

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