Form 10-Q
period 2012-09-30
TC PIPELINES LP
filed 2012-10-30
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  001-35358

TC PipeLines, LP
(Exact name of registrant as specified in its charter)

Delaware	52-2135448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

717 Texas Street, Suite 2400 Houston, Texas	77002-2761
(Address of principle executive offices)	(Zip code)

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
Yes ☐                      No ☒

As of October 30, 2012, there were 53,472,766 of the registrant’s common units outstanding.

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Acquisitions	The acquisition from subsidiaries of TransCanada of a 25 percent membership interest in each of GTN and Bison
ASC	Accounting Standards Codification
Bison	Bison Pipeline LLC
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
GTN Settlement	Stipulation and Agreement of Settlement for GTN regarding its rates and terms and conditions of service approved by FERC in November 2011
LIBOR	London Interbank Offered Rate
Mainline	TransCanada’s Mainline, a natural gas transmission system extending from the Alberta/Saskatchewan border east to Quebec
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Northern Border Settlement	Stipulation and Agreement of Settlement for Northern Border regarding its rates and terms and conditions of service subject to FERC approval
Other Pipes	North Baja and Tuscarora
Our pipeline systems	Our ownership interests in Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora
Partnership	TC PipeLines, LP and its subsidiaries
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s revolving credit and term loan agreement
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
Tuscarora Settlement	Stipulation and Agreement of Settlement for Tuscarora regarding its rates and terms and conditions of service approved by FERC in March 2012
U.S.	United States of America
WCSB	Western Canada Sedimentary Basin

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from future results, performance or achievements expressed or implied in forward-looking statements. Factors that could cause, and in certain instances have caused, actual results to differ materially from those contemplated in forward-looking statements include, but are not limited to:

•	the ability of our pipeline systems to generate positive operating cash flows and make cash distributions;
•	the ability to sell unsold capacity and renew expiring contracts on our pipeline systems;
•	the ability of our pipeline systems to market capacity on favorable terms, which is affected by, among other factors:
o	demand for and prices of natural gas;
o	level of natural gas basis differentials;
o	weather conditions that impact natural gas supply and demand;
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

•	the outcome and frequency of rate proceedings on our pipeline systems;
•	changes in relative cost structures and production levels of natural gas producing basins;
•	regulatory, financing, construction and operational risks associated with construction and operation of interstate natural gas pipelines;
•	our ability to identify and complete expansion projects and other accretive growth opportunities;
•	the performance by shippers, contractors and service providers of their contractual obligations on our pipeline systems;
•	changes in the taxation of limited partnerships by states or the federal government such as the elimination of pass-through taxation and the imposition of entity level taxes;
•	potential conflicts of interest between TC PipeLines GP, Inc., our general partner (General Partner) its affiliates and us;
•	the ability to maintain secure operation of our information technology;
•	the impact of potential impairment charges; and
•	unfavorable economic conditions and the impact on capital markets.

These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement.  Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part II, Item 1A. “Risk Factors” in this Form 10-Q and Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2011. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars except per common unit amounts)	2012	2011	2012	2011

Equity earnings from unconsolidated affiliates (a) (Note 3)	31	40	100	116
Transmission revenues	17	18	49	53
Operating expenses	(4)	(4)	(12)	(10)
General and administrative	(1)	(1)	(5)	(8)
Depreciation	(2)	(3)	(8)	(11)
Financial charges and other	(6)	(9)	(17)	(21)
Net income	35	41	107	119

Net income allocation (Note 6)
Common units	34	40	105	117
General Partner	1	1	2	2
	35	41	107	119

Net income per common unit (Note 6)	$0.64	$0.75	$1.96	$2.33

Weighted average common units outstanding (millions)	53.5	53.5	53.5	50.2

Common units outstanding, end of period (millions)	53.5	53.5	53.5	53.5

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2012	2011	2012	2011

Net income (a)	35	41	107	119
Other comprehensive income
Change associated with current period hedging transactions (Note 10)	-	3	-	10
Total comprehensive income	35	44	107	129

(a)	25 percent interests in each of GTN and Bison were acquired in May 2011.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	September 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	7	29
Accounts receivable and other (Note 11)	10	9
	17	38
Investments in unconsolidated affiliates (Note 3)	1,576	1,610
Plant, property and equipment
(Net of $146 accumulated depreciation; 2011 $139)	291	298
Goodwill	130	130
Other assets	5	6
	2,019	2,082

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable and accrued liabilities	7	5
Accrued interest	6	1
Current portion of long-term debt (Note 5)	3	3
	16	9
Long-term debt (Note 5)	689	739
Other liabilities	1	1
	706	749
Partners’ Equity
Common units	1,288	1,307
General partner	26	27
Accumulated other comprehensive loss	(1)	(1)
	1,313	1,333
	2,019	2,082

Subsequent events (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
(unaudited)	September 30,
(millions of dollars)	2012	2011

Cash Generated From Operations
Net income (a)	107	119
Depreciation	8	11
Amortization of debt issuance costs	1	2
Equity earnings in excess of cumulative distributions:
GTN (a)	-	(7)
Bison (a)	-	(4)
Decrease in long-term liabilities	-	(1)
Decrease in operating working capital (Note 8)	7	4
	123	124
Investing Activities
Cumulative distributions in excess of equity earnings:
Great Lakes	11	7
Northern Border	17	17
GTN (a)	6	-
Bison (a)	4	-
Investment in Great Lakes (Note 3)	(4)	(4)
Investment in Northern Border (Note 3)	-	(50)
Acquisition of GTN and Bison (Note 4)	-	(538)
Capital expenditures	(2)	(3)
	32	(571)
Financing Activities
Distributions paid (Note 7)	(127)	(113)
Equity issuance, net (Note 4)	-	338
Long-term debt issues (Note 5)	5	593
Long-term debt repaid (Note 5)	(55)	(361)
Debt issue costs	-	(7)
	(177)	450
Increase in cash and cash equivalents	(22)	3
Cash and cash equivalents, beginning of period	29	4
Cash and cash equivalents, end of period	7	7

(a)	25 percent interests in each of GTN and Bison were acquired in May 2011, the first distribution was received in the fourth quarter of 2011.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Loss	Partners' Equity
	(millions	(millions	(millions	(millions	(millions	(millions
	of units)	of dollars)	of dollars)	of dollars)	of units)	of dollars)
Partners' equity at December 31, 2011	53.5	1,307	27	(1)	53.5	1,333
Net income		105	2	-		107
Distributions paid		(124)	(3)	-		(127)
Partners' equity at September 30, 2012	53.5	1,288	26	(1)	53.5	1,313

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

NOTE 2                 SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation
The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain items from that Note are repeated or updated below as necessary to assist in understanding these financial statements.

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

		Equity Earnings from Unconsolidated Affiliates				Investments in Unconsolidated Affiliates
(unaudited)	Ownership Interest at September 30,	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
(millions of dollars)	2012	2012	2011	2012	2011	2012	2011
Great Lakes	46.45%	6	14	23	49	679	686
Northern Border (a)	50%	18	19	54	56	519	536
GTN (b)	25%	5	5	15	7	219	225
Bison (b)	25%	2	2	8	4	159	163
		31	40	100	116	1,576	1,610

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

The Partnership recorded no undistributed earnings from Great Lakes for the nine months ended September 30, 2012 and 2011.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	September 30, 2012	December 31, 2011

ASSETS
Current assets	56	65
Plant, property and equipment, net	805	826
Other assets	1	1
	862	892

Liabilities and Partners’ Equity
Current liabilities	23	30
Long-term debt, including current maturities	364	373
Partners’ equity	475	489
	862	892

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2012	2011	2012	2011

Transmission revenues	46	63	143	196
Operating expenses	(17)	(16)	(48)	(46)
Depreciation	(8)	(8)	(24)	(24)
Financial charges and other	(7)	(7)	(21)	(22)
Michigan business tax	-	(1)	-	2
Net income	14	31	50	106

Northern Border
On September 27, 2012, Northern Border filed a petition with the FERC requesting approval of a Stipulation and Agreement of Settlement (Northern Border Settlement) with its customers to modify its transportation rates. The Northern Border Settlement, if approved, will be effective January 1, 2013 and will eliminate Northern Border's obligation to otherwise file a Section 4 rate case by December 31, 2012.  If approved, the settlement will establish maximum long-term transportation rates on the Northern Border system and current transportation rates will be reduced by approximately 11 percent. In addition, the composite depreciation rate will be reduced to 2.19 percent from 2.40 percent. The settlement includes a three-year moratorium on filing rate cases or challenging the settlement rates and requires that Northern Border file for new rates no later than January 1, 2018.

The Partnership recorded no undistributed earnings from Northern Border for the nine months ended September 30, 2012 and 2011.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	September 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	35	33
Other current assets	36	35
Plant, property and equipment, net	1,237	1,267
Other assets	30	31
	1,338	1,366

Liabilities and Partners’ Equity
Current liabilities	51	48
Deferred credits and other	16	13
Long-term debt, including current maturities	473	473
Partners’ equity
Partners’ capital	801	835
Accumulated other comprehensive loss	(3)	(3)
	1,338	1,366

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2012	2011	2012	2011

Transmission revenues	78	77	232	230
Operating expenses	(21)	(17)	(57)	(53)
Depreciation	(16)	(15)	(48)	(46)
Financial charges and other	(5)	(6)	(18)	(17)
Net income	36	39	109	114

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

The Partnership recorded no undistributed earnings from GTN for the nine months ended September 30, 2012 and recorded undistributed earnings of $7 million from May 3, 2011, date of acquisition, to September 30, 2011.

The summarized financial information for GTN is as follows:

(unaudited)
(millions of dollars)	September 30, 2012	December 31, 2011

ASSETS
Current assets	62	55
Plant, property and equipment, net	1,174	1,207
Other assets	1	1
	1,237	1,263

Liabilities and Members’ Equity
Current liabilities	17	18
Deferred credits and other	20	20
Long-term debt, including current maturities	325	325
Members’ capital	875	900
	1,237	1,263

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2012	2011(a)	2012	2011(a)

Transmission revenues	47	50	147	83
Operating expenses	(11)	(14)	(35)	(23)
Depreciation	(14)	(9)	(41)	(15)
Financial charges and other	(4)	(4)	(13)	(10)
Net income	18	23	58	35

(a)	25 percent interest in GTN was acquired in May 2011.

Bison
On May 3, 2011, the Partnership acquired a 25 percent interest in Bison from a subsidiary of TransCanada. The acquisition was accounted for as a transaction between entities under common control, whereby the equity investment in Bison was recorded at TransCanada’s carrying value. See Note 4 for additional disclosure regarding the Acquisitions.

The Partnership recorded no undistributed earnings from Bison for the nine months ended September 30, 2012 and recorded undistributed earnings of $4 million from May 3, 2011, date of acquisition, to September 30, 2011.

The summarized financial information for Bison is as follows:

(unaudited)
(millions of dollars)	September 30, 2012	December 31, 2011

ASSETS
Current assets	7	10
Plant, property and equipment, net	650	658
	657	668

Liabilities and Members’ Equity
Current liabilities	20	17
Members’ capital	637	651
	657	668

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2012	2011(a)	2012	2011(a)

Transmission revenues	20	18	60	32
Operating expenses	(4)	(6)	(11)	(9)
Depreciation	(5)	(5)	(15)	(8)
Net income	11	7	34	15

(a)	25 percent interest in Bison was acquired in May 2011.

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

NOTE 5                 CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)
(millions of dollars)	September 30, 2012	December 31, 2011

Senior Credit Facility due 2016	313	363
4.65% Senior Notes due 2021	349	349
6.89% Series C Senior Notes due 2012	3	3
3.82% Series D Senior Notes due 2017	27	27
	692	742
Less: current portion of long-term debt	3	3
	689	739

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing July 13, 2016, under which $313 million was outstanding at September 30, 2012 (December 31, 2011 - $363 million), leaving $187 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.62 and 1.63 percent for the three and nine months ended September 30, 2012, respectively. The LIBOR-based interest rate was 1.61 percent at September 30, 2012.

The LIBOR-based interest rate on the Senior Credit Facility averaged 0.9 percent and 0.8 percent for the three and nine months ended September 30, 2011. After hedging activity, the LIBOR-based interest rate incurred on the Senior Credit Facility averaged 3.4 percent and 2.7 percent for the three and nine months ended September 30, 2011. Prior to hedging activities, the LIBOR-based interest rate was 1.1 percent at September 30, 2011.

At September 30, 2012, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The principal repayments required on the long-term debt are as follows:

(unaudited)
(millions of dollars)

2012	3
2013	3
2014	4
2015	4
2016	317
Thereafter	361
692

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

Net income per common unit was determined as follows:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars, except per unit)	2012	2011	2012	2011

Net income (a)	35	41	107	119
Net income allocated to General Partner	(1)	(1)	(2)	(2)
Net income allocable to common units	34	40	105	117
Weighted average common units outstanding (millions)	53.5	53.5	53.5	50.2
Net income per common unit	$0.64	$0.75	$1.96	$2.33

(a)	25 percent interests in each of GTN and Bison were acquired in May 2011.

NOTE 7                 CASH DISTRIBUTIONS

For the three and nine months ended September 30, 2012, the Partnership distributed $0.78 and $2.32 per common unit (2011 – $0.77 and $2.27 per common unit) for a total of $43 million and $127 million (2011 - $42 million and $113 million), respectively. The distributions paid for the three and nine months ended September 30, 2012 and 2011 included no incentive distributions to the General Partner.

NOTE 8                 CHANGE IN WORKING CAPITAL

(unaudited)	Nine months ended September 30,
(millions of dollars)	2012	2011

Increase/(decrease) in accounts payable and accrued liabilities	2	(1)
Increase in accrued interest	5	5
Decrease in operating working capital	7	4

NOTE 9                 RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 and $2 million for the three and nine months ended September 30, 2012 (2011 – $1 and $2 million) respectively.

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three and nine months ended September 30, 2012 and 2011 by TransCanada’s subsidiaries and amounts payable/(receivable) to TransCanada’s subsidiaries at September 30, 2012 and December 31, 2011 are summarized in the following tables:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2012	2011	2012	2011

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	8	7	24	22
Northern Border (a)	7	8	22	22
GTN (a) (b)	7	9	21	15
Bison (a) (b)	1	3	4	5
North Baja	1	1	3	3
Tuscarora	1	1	3	3
Impact on the Partnership’s net income:
Great Lakes	4	3	11	10
Northern Border	3	3	10	10
GTN (b)	2	2	5	3
Bison (b)	-	1	1	1
North Baja	1	1	3	2
Tuscarora	1	1	3	3

(a)	Represents 100 percent of the costs.
(b)	25 percent interests in each of GTN and Bison were acquired in May 2011.

(unaudited)
(millions of dollars)	September 30, 2012	December 31, 2011

Amount payable/(receivable) to TransCanada’s subsidiaries for costs charged in the year by:
Great Lakes (a)	3	3
Northern Border (a)	3	3
GTN (a)	3	3
Bison (a)	1	1
North Baja	(1)	1
Tuscarora	-	1

(a)	Represents 100 percent of the costs.

Great Lakes’ earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. Great Lakes earned $17 million and $58 million of transportation revenues under these contracts for the three and nine months ended September 30, 2012 (2011 - $17 million and $59 million) respectively. These amounts represent 37 percent and 41 percent of total revenues earned by Great Lakes for the three and nine months ended September 30, 2012 (2011 – 27 percent and 30 percent). Great Lakes also earned $1 million of affiliated rental revenue for the three and nine months ended September 30, 2012 (2011 - $1 million and $1 million).

Revenue from TransCanada and its affiliates of $8 million and $27 million are included in the Partnership’s equity earnings from Great Lakes for the three and nine months ended September 30, 2012 (2011 - $8 million and $28 million). At September 30, 2012, $6 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2011 - $7 million).

NOTE 10                      FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, and accrued interest approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair values of the Partnership’s and its subsidiary’s long-term debt as of September 30, 2012 is $715 million (December 31, 2011 - $763 million).

The Partnership’s long-term debt results in exposures to changing interest rates. Until December 12, 2011, the Partnership used derivatives to assist in managing its exposure to interest rate risk. For the three and nine months ended September 30, 2012, the Partnership recorded interest expense of nil on interest rate swaps and options (2011 – $4 and $11 million).

NOTE 11                      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	September 30, 2012	December 31, 2011

Accounts receivable	9	8
Inventory	1	1
	10	9

NOTE 12                      REGULATORY MATTERS

Tuscarora – On March 9, 2012, Tuscarora received approval from the FERC for the Tuscarora Settlement. The Tuscarora Settlement includes three-year contract extensions to the term of a number of contracts with Tuscarora’s largest customer, provides for new rates effective January 1, 2012, and a moratorium on the filing of future rate proceedings under NGA Sections 4 or 5 until December 31, 2014. Pursuant to the Tuscarora Settlement, Tuscarora has no future obligation to file a Section 4 rate case.

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

NOTE 14                      SUBSEQUENT EVENTS

On October 25, 2012, the board of directors of our General Partner declared the Partnership’s third quarter 2012 cash distribution in the amount of $0.78 per common unit payable on November 14, 2012 to unitholders of record as of November 5, 2012.

Great Lakes declared its third quarter 2012 distribution of $21 million on October 23, 2012, of which the Partnership will receive its 46.45 percent share or $10 million on November 1, 2012.

Northern Border declared its third quarter 2012 distribution of $49 million on October 23, 2012, of which the Partnership will receive its 50 percent share or $24 million on November 1, 2012.

GTN declared its third quarter 2012 distribution of $30 million on October 23, 2012, of which the Partnership will receive its 25 percent share or $8 million on November 1, 2012.

Bison declared its third quarter 2012 distribution of $16 million on October 23, 2012, of which the Partnership will receive its 25 percent share or $4 million on November 1, 2012.

On October 29, 2012, the Partnership made an equity contribution to Great Lakes of $5 million. This amount represents the Partnership’s 46.45 percent share of a $10 million cash call from Great Lakes to make a scheduled debt repayment.

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

On October 25, 2012, the board of directors of our General Partner declared the Partnership’s third quarter 2012 cash distribution in the amount of $0.78 per common unit, payable on November 14, 2012 to unitholders of record as of November 5, 2012.

Consistent with the results we experienced in November and December 2011, during the first quarter of 2012, Great Lakes was unable to market all of its available long-haul capacity, which historically has been fully sold by the first quarter of each year. During the first quarter, an average of 440 thousand dekatherms per day or 28 percent of Great Lakes’ available annual long-haul capacity went unsold. As a result of the unsold winter capacity, Great Lakes’ transmission revenue for the first quarter of 2012 was $21 million lower than the same period in 2011. This resulted in a $9 million reduction to the Partnership’s equity earnings in the first quarter of 2012 compared to the first quarter of 2011.

For the second and third quarters of 2012, Great Lakes’ long-haul capacity was sold mostly under short-term contracts and at lower rates compared to the same periods in 2011 resulting in transmission revenues being $16 million and $17 million lower in the second and third quarter of 2012, respectively. This resulted in a $7 million and $8 million reduction to the Partnership’s equity earnings in the second and third quarters of 2012, respectively, compared to the same period in 2011.

On March 9, 2012, Tuscarora received FERC approval of the Tuscarora Settlement effective January 1, 2012. Compared to 2011, the Tuscarora Settlement is expected to reduce Tuscarora’s cash flows by approximately $6 million in 2012. Net income is expected to be reduced by $3 million as a result of the lower revenue offset by lower depreciation expense.

Northern Border’s long-haul capacity is substantially contracted through March 2014. Northern Border has continued to successfully negotiate contract extensions for expiring capacity in 2012 and 2013 from Canada to Ventura. The majority of these extensions are for terms of three years or longer.

On September 27, 2012, Northern Border filed a petition with the FERC requesting approval of the Northern Border Settlement with its customers to modify its transportation rates. The Northern Border Settlement, if approved, will be effective January 1, 2013 and will eliminate Northern Border’s obligation to otherwise file a Section 4 rate case by December 31, 2012. The Partnership expects the settlement to be approved by the FERC before the end of the year. If approved, the settlement will establish maximum long-term transportation rates on the Northern Border system and current transportation rates will be reduced by approximately 11 percent. In addition, the composite depreciation rate will be reduced to 2.19 percent from 2.40 percent.  The settlement includes a three-year moratorium on filing rate cases or challenging the settlement rates and requires that Northern Border file for new rates no later than January 1, 2018.

Customers and Contracting
As of October 1, 2012, the following table provides information with respect to the contract profile of our pipeline systems over the next five years calculated as a percentage of the Partnership’s total proportionate share of 2011 revenue from each of our pipeline systems, being $387 million:

Future Revenues Underpinned by Long-Term Contracts, as a Percentage of 2011 Total Revenue (a) (b)
2012	92%
2013	69%
2014	61%
2015	54%
2016	43%

(a)	Long-term contracts are contracts with terms greater than twelve months.
(b)	Projections are based on rates in effect as of October 1, 2012.

Most contracting on our pipeline systems consist of arrangements where shippers are obligated to pay for their contracted capacity regardless of utilization.

Outlook for Our Business
Prior to November 1, 2011, Great Lakes had historically been substantially contracted for long-term, long-haul capacity. Due to ongoing changes in supply, demand and infrastructure fundamentals across the North American natural gas market and the expiry of certain long-term contracts, the composition of Great Lakes’ revenue continues to shift more toward shorter-term, short-haul and bidirectional transportation. Management expects this trend to continue. As a result, Great Lakes’ transmission revenue for the fourth quarter of 2012 could be significantly lower relative to the same time period of 2011. Currently, 22 percent of Great Lakes’ long-haul capacity available at November 1, 2012 is contracted, although at less than maximum rates. Great Lakes’ ability to sell its available and future capacity will depend on future market conditions which are impacted by a number of factors including weather for winter 2012/2013, levels of natural gas in storage, the price of natural gas liquids and the associated impact to North American natural gas production and the level and certainty of TransCanada’s Mainline tolls. These factors are expected to impact our earnings for 2013. Great Lakes will continue to evaluate market opportunities and develop commercial strategies to capture these opportunities.

Great Lakes operates under a rate settlement approved by the FERC in July 2010 and is required to file a NGA Section 4 general rate case or reach a settlement on or before November 1, 2013.

If approved, the Northern Border Settlement will be effective January 1, 2013 and will reduce the transportation rates charged to certain customers by approximately 11 percent. Based on the current contracted capacity that will be directly impacted by the lower transportation rates and a lower composite depreciation rate, the Partnership’s share of equity earnings in 2013 is expected to be reduced by approximately $10 million and the Partnership’s cash flows in 2013 are expected to be reduced by approximately $10 million, as compared to 2012. Actual results from Northern Border will depend on a number of other factors.

The results from the ownership interests in the other pipelines in our portfolio continue to be relatively consistent year over year reflecting the longer term contract status and recent regulatory settlements.

REGULATORY ENVIRONMENT

FERC Rate Proceedings

Tuscarora – On March 9, 2012, Tuscarora received approval from the FERC for the Tuscarora Settlement. The Tuscarora Settlement includes three-year contract extensions to the term of a number of contracts with Tuscarora’s largest customer, provides for new rates effective January 1, 2012, and a moratorium on the filing of future rate proceedings under NGA Sections 4 or 5 until December 31, 2014. Pursuant to the Tuscarora Settlement, Tuscarora has no future obligation to file a Section 4 rate case.

Northern Border – On September 27, 2012, Northern Border filed a petition with the FERC requesting approval of the Northern Border Settlement with its customers to modify its transportation rates. If approved by the FERC, Northern Border’s current transportation rates will be reduced by approximately 11 percent effective January 1, 2013. In addition, the composite depreciation rate will be reduced to 2.19 percent from 2.40 percent.  The Northern Border Settlement also includes a three-year moratorium on filing rate cases or challenging the Settlement rates, and requires Northern Border to file for new rates no later than January 1, 2018.

HOW WE EVALUATE OUR OPERATIONS

We evaluate our business primarily on the basis of the underlying operating results for each of our pipeline systems, along with a measure of Partnership cash flows. This measure does not have any standardized meaning prescribed by U.S. generally accepted accounting principles (GAAP). It is, therefore, considered to be a non-GAAP measure and is unlikely to be comparable to similar measures presented by other entities. Partnership cash flows include cash distributions from the Partnership’s equity investments in Great Lakes, Northern Border, GTN and Bison plus operating cash flows from the Partnership’s wholly-owned subsidiaries, North Baja and Tuscarora, net of Partnership costs and distributions declared to the General Partner.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three and nine months ended September 30, 2012.

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

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2012	2011	2012	2011

Equity earnings:
Great Lakes	6	14	23	49
Northern Border	18	19	54	56
GTN (a)	5	5	15	7
Bison (a)	2	2	8	4
Net income from Other Pipes (b)	10	11	29	31
Partnership expenses	(6)	(10)	(22)	(28)
Net income	35	41	107	119

(a)	25 percent interests in each of GTN and Bison were acquired in May 2011.
(b)	“Other Pipes” includes the results of North Baja and Tuscarora.

Third Quarter 2012 Compared with Third Quarter 2011
Net income decreased $6 million to $35 million in the third quarter of 2012 compared to $41 million in the same period in 2011. This decrease was primarily due to lower equity earnings from Great Lakes, partially offset by lower Partnership expenses.

Equity earnings from Great Lakes were $6 million in the third quarter of 2012, a decrease of $8 million compared to $14 million earned in the third quarter of 2011. This decrease was primarily due to lower transportation revenue resulting from previous long-haul capacity being sold for a shorter term at lower rates relative to the same period in 2011.

Expenses at the Partnership level were $6 million for the three months ended September 30, 2012, a decrease of $4 million compared to $10 million for the same period in 2011. This decrease was primarily due to lower average interest rates from the use of floating debt in 2012 instead of fixed debt in 2011.

Nine Months Ended September 30, 2012 Compared with Nine Months ended September 30, 2011
Net income decreased $12 million to $107 million for the nine months ended September 30, 2012 compared to $119 million in the same period in 2011. This decrease was primarily due to lower equity income from Great Lakes, partially offset by earnings from GTN and Bison, which were acquired in May 2011, and lower Partnership expenses.

Equity earnings from Great Lakes was $23 million for the nine months ended September 30, 2012, a decrease of $26 million compared to $49 million for the same period last year. This decrease was primarily due to lower transportation revenue due to unsold long-haul winter capacity in 2012 and summer capacity sold for a shorter term at lower rates in the third quarter of 2012 compared to the same period in 2011.

Expenses at the Partnership level were $22 million for the nine months ended September 30, 2012, a decrease of $6 million compared to $28 million for the same period in 2011. This decrease was primarily due to one time costs incurred relating to the GTN and Bison acquisitions in 2011 and lower financial charges due to the use of floating debt in 2012 instead of fixed debt in 2011.

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

We expect to be able to fund our liquidity requirements at the Partnership level over the next twelve months. Our cash flow is based on the distributions from our portfolio of six pipelines.  Reduced transportation revenue on Great Lakes could result in lower and more volatile cash flows for Great Lakes than in prior years. The distributions received by the Partnership from Great Lakes could therefore be impacted. We believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with their history of consistent cash flow from operating activities, provide a solid foundation to meet their future liquidity and capital resource requirements.

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

Non-GAAP Measures

Reconciliations of Net Income to Partnership Cash Flows

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars except per common unit amounts)	2012	2011	2012	2011
Net income (a)	35	41	107	119
Add:
Cash distributions from Great Lakes (b)	11	18	34	56
Cash distributions from Northern Border (b)	20	21	71	73
Cash distributions from GTN (a) (b)	7	-	21	-
Cash distributions from Bison (a) (b)	4	-	12	-
Cash flows provided by Other Pipes’ operating activities	13	15	37	41
	55	54	175	170

Less:
Equity earnings from unconsolidated affiliates	(31)	(40)	(100)	(116)
Other Pipes’ net income	(10)	(11)	(29)	(31)
	(41)	(51)	(129)	(147)

Partnership cash flows before General Partner distributions	49	44	153	142
General Partner distributions (c)	(1)	(1)	(3)	(3)

Partnership cash flows	48	43	150	139

Cash distributions declared	(43)	(42)	(127)	(119)
Cash distributions declared per common unit (d)	$0.78	$0.77	$2.33	$2.29
Cash distributions paid	(43)	(42)	(127)	(113)
Cash distributions paid per common unit (d)	$0.78	$0.77	$2.32	$2.27

(a)	25 percent interests in each of GTN and Bison were acquired in May 2011, the first distribution was received in the fourth quarter of 2011.
(b)
In accordance with the cash distribution policies of the respective pipeline systems, cash distributions from Great Lakes, Northern Border, GTN and Bison are based on their respective prior quarter financial results.

(c)
General Partner distributions represent the cash distributions declared to the General Partner with respect to its two percent interest plus an amount equal to incentive distributions. Incentive distributions in the first three quarters of 2012 and 2011 were nil.

(d)
Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner's allocation, by the number of common units outstanding. The General Partner's allocation is computed based upon the General Partner's two percent interest plus an amount equal to incentive distributions.

Third Quarter 2012 Compared with Third Quarter 2011
Partnership cash flows increased $5 million to $48 million in the third quarter of 2012 compared to $43 million in the same period of 2011. This increase was primarily due to cash distributions of $11 million from GTN and Bison, which were acquired in May 2011 but did not make a distribution until the fourth quarter of 2011, partially offset by decreased cash distributions from Great Lakes of $7 million.

The Partnership paid distributions of $43 million in the third quarter of 2012, an increase of $1 million compared to the same period in 2011 due to an increase of $0.01 per common unit paid beginning in the third quarter of 2012.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Partnership cash flows increased $11 million to $150 million for the nine months ended September 30, 2012 compared to $139 million in the same period of 2011. This increase was primarily due to cash distributions of $33 million from GTN and Bison, which were acquired in May 2011, partially offset by decreased cash distributions from Great Lakes of $22 million.

The Partnership paid distributions of $127 million in the nine months ended September 30, 2012, an increase of $14 million compared to the same period in 2011 due to an increase in the number of common units outstanding, an increase of $0.02 and $0.01 per common unit paid beginning in the third quarter of 2011 and the third quarter of 2012 respectively.

Other Cash Flows
On March 23, 2012, the Partnership made an equity contribution of $4 million to Great Lakes that was used to fund debt repayments.

On October 29, 2012, the Partnership made an equity contribution of $5 million to Great Lakes that was used to fund debt repayments.

Contractual Obligations
The Partnership’s contractual obligations related to debt as of September 30, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

Senior Credit Facility due 2016	313	-	313
4.65% Senior Notes due 2021	349	-	349
6.89% Series C Senior Notes due 2012	3	3	-
3.82% Series D Notes due 2017	27	-	27
	692	3	689

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing July 13, 2016, under which $313 million was outstanding at September 30, 2012 (December 31, 2011 - $363 million), leaving $187 million available for future borrowing.

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.62 and 1.63 percent for the three and nine months ended September 30, 2012 respectively. The LIBOR-based interest rate was 1.61 percent at September 30, 2012.

The LIBOR-based interest rate on the Senior Credit Facility averaged 0.9 and 0.8 percent for the three and nine months ended September 30, 2011. After hedging activity, the LIBOR-based interest rate incurred on the Senior Credit Facility averaged 3.4 and 2.7 percent for the three and nine months ended September 30, 2011. Prior to hedging activities, the LIBOR-based interest rate was 1.1 percent at September 30, 2011.

At September 30, 2012, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

Series C and D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

The Partnership’s long-term debt results in exposures to changing interest rates. Until December 12, 2011, the Partnership used derivatives to assist in managing its exposure to interest rate risk. For the three and nine months ended September 30, 2012, the Partnership recorded interest expense of nil on interest rate swaps and options (2011 – $4 and $11 million).

Great Lakes’ contractual obligations related to debt as of September 30, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2013 to 2018	54	9	45
9.09% series Senior Notes due 2012 and 2021	100	10	90
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	364	19	345

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the Senior Note Agreements, approximately $196 million of Great Lakes’ partners’ capital was restricted as to distributions as of September 30, 2012 (December 31, 2011 – $201 million). Great Lakes was in compliance with all of its financial covenants at September 30, 2012.

Northern Border’s contractual obligations related to debt as of September 30, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	-	100
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016	123	-	123
	473	-	473

As of September 30, 2012, $123 million was outstanding under its $200 million revolving credit agreement, leaving $77 million available for future borrowings. The weighted average interest rate related to the borrowings on the credit agreement was 1.36 percent as of September 30, 2012. At September 30, 2012, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $3 million as of September 30, 2012 in connection with various overhaul projects and a transformer upgrade.

GTN’s contractual obligations related to debt as of September 30, 2012 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

5.09% Senior Notes due 2015	75	-	75
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
	325	-	325

The 2005 Note Purchase Agreement contains a covenant that limits total debt to no greater than 70 percent of total capitalization. At September 30, 2012, the total debt to total capitalization ratio was 40 percent.

GTN was in compliance with all terms and conditions of all its credit and other debt agreements at September 30, 2012.

Bison had commitments of $6 million as of September 30, 2012 in connection with reclamation and restoration work associated with the construction of the pipeline.

Capital Requirements
The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2012. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment. On October 29, 2012 the Partnership made an additional equity contribution to Great Lakes of $5 million. This amount represents the Partnership’s 46.45 percent share of a $10 million cash call from Great Lakes to make a scheduled debt repayment.

To the extent the Partnership has any additional capital requirements with respect to our pipeline systems or acquisitions in the future; we expect to fund these requirements with operating cash flows, debt and/or equity.

2012 Third Quarter Cash Distribution
On October 25, 2012, the board of directors of our General Partner declared the Partnership’s third quarter 2012 cash distribution in the amount of $0.78 per common unit payable on November 14, 2012 to unitholders of record as of November 5, 2012.

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

Until December 12, 2011, the Partnership used derivatives to assist in managing its exposure to interest rate risk. In the three and nine months ended September 30, 2012, the Partnership recorded interest expense of nil on the interest rate swaps and options (2011 – $4 and 11 million).

At September 30, 2012, we had $313 million (December 31, 2011 – $363 million) outstanding on our Senior Credit Facility. If LIBOR interest rates hypothetically increased by one percent (100 basis points) compared to the rates in effect at September 30, 2012, our annual interest expense would increase and our net income would decrease by $3 million; and if LIBOR interest rates hypothetically decreased by one percent compared to the rates in effect at September 30, 2012, our annual interest expense would decrease and our net income would increase by $3 million.

Northern Border utilizes both fixed-rate and variable-rate debt and is exposed to market risk due to the floating interest rates on its revolving credit facility. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk. As of September 30, 2012, 74 percent of Northern Border’s outstanding debt was at fixed rates (December 31, 2011 – 74 percent).

If interest rates hypothetically increased by one percent (100 basis points) compared with rates in effect at September 30, 2012, Northern Border’s annual interest expense would increase and its net income would decrease by approximately $1 million; and if interest rates hypothetically decreased by one percent compared with rates in effect at September 30, 2012, Northern Border’s annual interest expense would decrease and its net income would increase by approximately $1 million.

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

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of its contracts with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable. At September 30, 2012, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $9 million (December 31, 2011 – $8 million).

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At September 30, 2012, the Partnership had a committed revolving bank line of $500 million maturing in 2016 with an outstanding balance of $313 million. In addition, at September 30, 2012, Northern Border had a committed revolving bank line of $200 million maturing in 2016 of which $123 million was drawn.

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

Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2012, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

In August 2012, pursuant to a confidential settlement agreement, GTN and North Baja settled their arbitration claims against Rolls Royce Energy Systems, Inc. GTN is not entitled to any portion of the settlement due to the assignment of its rights to an affiliate.  The impact of the settlement to the Partnership is immaterial.

For additional information on other legal and environmental proceedings affecting the Partnership, please refer to Part 1. Item 3 of the Partnership’s Annual Report on Form 10-K for the year-ended December 31, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of October 2012.

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