Form 10-Q
period 2013-03-31
TC PIPELINES LP
filed 2013-04-29
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes ☐                                     No ☒

As of April 29, 2013, there were 53,472,766 of the registrant’s common units outstanding.

TC PIPELINES, LP

		Page No.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 6.	Exhibits	24
	Signatures	25

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bison	Bison Pipeline LLC
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Northern Border Settlement	Stipulation and Agreement of Settlement for Northern Border regarding its rates and terms and conditions of service
Other Pipes	North Baja and Tuscarora
Our pipeline systems	Our ownership interests in Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora
Partnership	TC PipeLines, LP and its subsidiaries
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s revolving credit and term loan agreement
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America

Unless the context clearly indicates otherwise, TC PipeLines, LP, its subsidiaries and equity investees are collectively referred to in this quarterly report as “we,” “us,” “our” and “the Partnership.” We use “our pipeline systems” and “our pipelines” when referring to the Partnership’s ownership interests in Great Lakes, Northern Border, GTN, Bison , North Baja and Tuscarora.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results predicted. Factors that could cause actual results to differ materially from those contemplated in forward-looking statements include, but are not limited to:

●                 the ability to grow distributions through accretive expansions or acquisitions;

●                 the ability of our pipeline systems to sell available capacity on favorable terms and renew expiring contracts which are affected by, among other factors:

o                 demand for natural gas;

o                 changes in relative cost structures and production levels of natural gas producing basins;

o                 natural gas prices and regional differences;

o                 weather conditions;

o                 availability and location of natural gas supplies in Canada and the U.S.;

o                 competition from other pipeline systems;

o                 natural gas storage levels;

o                 the level of production of natural gas liquids and the subsequent impact on relative competitiveness of natural gas producing basins; and

o                 rates and terms of service;

●                 increases in operational or compliance costs resulting from changes in laws and governmental regulations affecting our pipeline systems, particularly regulations issued by the Federal Energy Regulatory Commission (FERC), the U.S. Environmental Protection Agency (EPA), U.S. Department of Transportation (DOT) and U.S. DOT Pipeline and Hazardous Materials Safety Administration (PHMSA);

●                 the outcome and frequency of rate proceedings on our pipeline systems;

●                 our ability to identify and complete expansion projects and other accretive growth opportunities;

●                 the performance by the shippers of their contractual obligations on our pipeline systems;

●                 changes in the taxation of master limited partnership investments by states or the federal government such as the elimination of pass-through taxation or tax deferred distributions;

●                 potential conflicts of interest between TC PipeLines GP, Inc., our general partner (General Partner), its affiliates and us;

●                 the ability to maintain secure operation of our information technology;

●                 the impact of any impairment charges;

●                 operating hazards, casualty losses and other matters beyond our control; and

●                 unfavorable economic conditions and the impact on capital markets.

These and other risks are described in greater detail in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2012. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars except per common unit amounts)	2013	2012

Equity earnings from unconsolidated affiliates (Note 4)	26	38
Transmission revenues	17	16
Operating expenses	(4)	(4)
General and administrative	(2)	(2)
Depreciation	(3)	(3)
Financial charges and other	(5)	(6)
Net income	29	39

Net income allocation (Note 6)
Common units	28	38
General Partner	1	1
	29	39

Net income per common unit (Note 6) – basic and diluted	$0.52	$0.71

Weighted average common units outstanding (millions) – basic and diluted	53.5	53.5

Common units outstanding, end of period (millions)	53.5	53.5

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2013	2012

Net income	29	39
Other comprehensive income
Change associated with current period hedging transactions (Note 10)	-	-
Total comprehensive income	29	39

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	March 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash and cash equivalents	2	3
Accounts receivable and other (Note 11)	8	9
	10	12
Investments in unconsolidated affiliates (Note 4)	1,556	1,563
Plant, property and equipment
(Net of $153 accumulated depreciation; 2012 - $150)	283	288
Goodwill	130	130
Other assets	5	5
	1,984	1,998

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable and accrued liabilities	5	7
Accrued interest	5	1
Current portion of long-term debt (Note 5)	3	3
	13	11
Long-term debt (Note 5)	682	685
Other liabilities	2	1
	697	697
Partners’ Equity
Common units	1,261	1,275
General partner	27	27
Accumulated other comprehensive loss	(1)	(1)
	1,287	1,301
	1,984	1,998

Subsequent events (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2013	2012

Cash Generated From Operations
Net income	29	39
Depreciation	3	3
Increase in long-term liabilities	1	-
Decrease in operating working capital (Note 8)	3	7
	36	49
Investing Activities
Cumulative distributions in excess of equity earnings:
Great Lakes	4	2
Northern Border	5	5
GTN	1	-
Bison	1	1
Investment in Great Lakes (Note 4)	(4)	(4)
Proceeds from settlement recoveries	2	-
	9	4
Financing Activities
Distributions paid (Note 7)	(43)	(42)
Long-term debt issued (Note 5)	2	-
Long-term debt repaid (Note 5)	(5)	(35)
	(46)	(77)
Decrease in cash and cash equivalents	(1)	(24)
Cash and cash equivalents, beginning of period	3	29
Cash and cash equivalents, end of period	2	5

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Loss	Partners’ Equity
	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of units)	(millions of dollars)
Partners’ equity at December 31, 2012	53.5	1,275	27	(1)	53.5	1,301
Net income		28	1			29
Distributions paid		(42)	(1)			(43)
Partners’ equity at March 31, 2013	53.5	1,261	27	(1)	53.5	1,287

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

NOTE 2        SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain items from that Note are repeated or updated below as necessary to assist in understanding the accompanying financial statements.

(a) Basis of Presentation

The Partnership uses the equity method of accounting for its investments in Great Lakes, Northern Border, GTN and Bison, over which it is able to exercise significant influence. The Partnership consolidates its investments in North Baja and Tuscarora.

(b) Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates.

NOTE 3        ACCOUNTING PRONOUNCEMENTS

Future Accounting Changes

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this Accounting Standards Update (ASU) include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Partnership is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements, but does not expect it to have a material impact.

NOTE 4        INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Great Lakes, Northern Border, GTN and Bison are regulated by FERC and are operated by TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees.

	Ownership	Equity Earnings from Unconsolidated Affiliates		Investments in Unconsolidated Affiliates
	Interest at	Three months
(unaudited)	March 31,	ended March 31,		March 31,	December 31,
(millions of dollars)	2013	2013	2012	2013	2012

Great Lakes	46.45%	2	9	677	677
Northern Border (a)	50%	16	20	507	512
GTN	25%	5	6	215	216
Bison	25%	3	3	157	158
		26	38	1,556	1,563

(a)                 Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2013. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership recorded no undistributed earnings from Great Lakes for the three months ended March 31, 2013 and 2012.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	March 31, 2013	December 31, 2012

ASSETS
Current assets	51	56
Plant, property and equipment, net	792	799
	843	855

Liabilities and Partners’ Equity
Current liabilities	27	30
Long-term debt, including current maturities	345	354
Partners’ equity	471	471
	843	855

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2013	2012

Transmission revenues	35	49
Operating expenses	(15)	(15)
Depreciation	(8)	(8)
Financial charges and other	(7)	(7)
Net income	5	19

Northern Border

In January 2013, FERC gave final approval for the Northern Border Settlement which establishes maximum transportation rates and charges on the Northern Border system effective January 1, 2013. Northern Border’s previous reservation rates were reduced by approximately 11 percent as a result of this settlement.

The Partnership recorded no undistributed earnings from Northern Border for the three months ended March 31, 2013 and 2012.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	March 31, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	34	28
Other current assets	34	35
Plant, property and equipment, net	1,220	1,234
Other assets	31	31
	1,319	1,328

Liabilities and Partners’ Equity
Current liabilities	53	53
Deferred credits and other	17	16
Long-term debt, including current maturities	473	473
Partners’ equity
Partners’ capital	779	789
Accumulated other comprehensive loss	(3)	(3)
	1,319	1,328

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2013	2012

Transmission revenues	72	81
Operating expenses	(19)	(18)
Depreciation	(15)	(16)
Financial charges and other	(5)	(6)
Net income	33	41

GTN

The Partnership recorded no undistributed earnings from GTN for the three months ended March 31, 2013 and 2012.

The summarized financial information for GTN is as follows:

(unaudited)
(millions of dollars)	March 31, 2013	December 31, 2012

ASSETS
Current assets	62	50
Plant, property and equipment, net	1,162	1,174
Other assets	1	1
	1,225	1,225

Liabilities and Members’ Equity
Current liabilities	17	16
Deferred credits and other	21	20
Long-term debt, including current maturities	325	325
Members’ capital	862	864
	1,225	1,225

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2013	2012

Transmission revenues	49	52
Operating expenses	(11)	(11)
Depreciation	(13)	(13)
Financial charges and other	(4)	(5)
Net income	21	23

Bison

The Partnership recorded no undistributed earnings from Bison for the three months ended March 31, 2013 and 2012.

The summarized financial information for Bison is as follows:

(unaudited)
(millions of dollars)	March 31, 2013	December 31, 2012

ASSETS
Current assets	7	7
Plant, property and equipment, net	645	649
	652	656

Liabilities and Members’ Equity
Current liabilities	25	25
Members’ capital	627	631
	652	656

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2013	2012

Transmission revenues	20	20
Operating expenses	(4)	(3)
Depreciation	(5)	(5)
Net income	11	12

NOTE 5                CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)
(millions of dollars)	March 31, 2013	December 31, 2012

Senior Credit Facility due 2017	309	312
4.65% Senior Notes due 2021	349	349
3.82% Series D Senior Notes due 2017	27	27
	685	688
Less: current portion of long-term debt	3	3
	682	685

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $309 million was outstanding at March 31, 2013 (December 31, 2012 - $312 million), leaving $191 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.46 percent for the three months ended March 31, 2013 (2012 – 1.65 percent). The LIBOR-based interest rate was 1.46 percent at March 31, 2013 (2012 – 1.63 percent).

At March 31, 2013, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Second Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

Series D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreement contains certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

The principal repayments required on the long-term debt are as follows:

(unaudited)
(millions of dollars)

2013	3
2014	4
2015	4
2016	4
2017	321
Thereafter	349
685

NOTE 6        NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income, after deduction of TC PipeLines, GP Inc.’s (General Partner) allocation, by the weighted average number of common units outstanding. The General Partner’s allocation is equal to an amount based upon the General Partner’s effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement.

Net income per common unit was determined as follows:

	Three months ended
(unaudited)	March 31,
(millions of dollars, except per unit)	2013	2012

Net income	29	39
Net income allocated to General Partner	(1)	(1)
Net income allocable to common units	28	38
Weighted average common units outstanding (millions) – basic and diluted	53.5	53.5
Net income per common unit – basic and diluted	$0.52	$0.71

NOTE 7        CASH DISTRIBUTIONS

For the three months ended March 31, 2013, the Partnership distributed $0.78 per common unit (2012 – $0.77 per common unit) for a total of $43 million (2012 - $42 million). The distributions paid for the three months ended March 31, 2013 and 2012 included no incentive distributions to the General Partner.

NOTE 8        CHANGE IN WORKING CAPITAL

(unaudited)	Three months ended March 31,
(millions of dollars)	2013	2012

Decrease in accounts receivable and other	1	1
Increase/(decrease) in accounts payable and accrued liabilities	(2)	1
Increase in accrued interest	4	5
Decrease in operating working capital	3	7

NOTE 9        RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million for the three months ended March 31, 2013 (2012 – $1 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three months ended March 31, 2013 and 2012 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at March 31, 2013 and December 31, 2012 are summarized in the following tables:

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2013	2012

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	8	8
Northern Border (a)	7	8
GTN (a)	7	7
Bison (a)	1	2
North Baja	1	1
Tuscarora	1	1
Impact on the Partnership’s net income:
Great Lakes	4	4
Northern Border	3	4
GTN	2	2
Bison	-	1
North Baja	1	1
Tuscarora	1	1

(a) Represents 100 percent of the costs.

(unaudited)
(millions of dollars)	March 31, 2013	December 31, 2012

Amount payable to TransCanada’s subsidiaries for costs charged in the period by:
Great Lakes (a)	3	4
Northern Border (a)	3	4
GTN (a)	2	3
Bison (a)	-	1
North Baja	-	1
Tuscarora	-	1

(a) Represents 100 percent of the costs.

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. Great Lakes earned $21 million of transportation revenues under these contracts for the three months ended March 31, 2013 (2012 - $24 million). These amounts represent 59 percent of total revenues earned by Great Lakes for the three months ended March 31, 2013 (2012 – 48 percent).

Revenue from TransCanada and its affiliates of $10 million is included in the Partnership’s equity earnings from Great Lakes for the three months ended March 31, 2013 (2012 - $11 million). At March 31, 2013, $8 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2012 - $10 million).

NOTE 10      FAIR VALUE MEASUREMENTS

(a) Fair Value Hierarchy

Under Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, fair value measurements are characterized in one of three levels based upon the input used to arrive at the measurement. The three levels of the fair value hierarchy are as follows:

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

(b) Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, accrued interest and the Senior Credit Facility approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s Senior Notes is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s and its subsidiary’s Senior Notes as of March 31, 2013 is $408 million (December 31, 2012 - $402 million). Senior Notes are recorded at amortized cost and classified in Level 2 of the fair value hierarchy for fair value disclosure purposes.

NOTE 11      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	March 31, 2013	December 31, 2012

Accounts receivable	7	8
Inventory	1	1
	8	9

NOTE 12      SUBSEQUENT EVENTS

On April 23, 2013, the board of directors of our General Partner declared the Partnership’s first quarter 2013 cash distribution in the amount of $0.78 per common unit payable on May 15, 2013 to unitholders of record as of May 6, 2013.

Great Lakes declared its first quarter 2013 distribution of $12 million on April 18, 2013, of which the Partnership will receive its 46.45 percent share or $6 million on May 1, 2013.

Northern Border declared its first quarter 2013 distribution of $44 million on April 18, 2013, of which the Partnership will receive its 50 percent share or $22 million on May 1, 2013.

GTN declared its first quarter 2013 distribution of $33 million on April 18, 2013, of which the Partnership will receive its 25 percent share or $8 million on May 1, 2013.

Bison declared its first quarter 2013 distribution of $13 million on April 18, 2013, of which the Partnership will receive its 25 percent share or $3 million on May 1, 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT BUSINESS DEVELOPMENTS

Cash Distributions – On April 23, 2013, the board of directors of our General Partner declared the Partnership’s first quarter 2013 cash distribution in the amount of $0.78 per common unit, payable on May 15, 2013 to unitholders of record as of May 6, 2013.

REGULATORY ENVIRONMENT

FERC Rate Proceedings

Northern Border – In January 2013, FERC gave final approval for the Northern Border Settlement which establishes maximum transportation rates and charges on the Northern Border system effective January 1, 2013. Northern Border’s previous reservation rates were reduced by approximately 11 percent.

HOW WE EVALUATE OUR OPERATIONS

We evaluate our business primarily on the basis of the underlying operating results for each of our pipeline systems, along with a measure of Partnership cash flows. This measure does not have any standardized meaning prescribed by GAAP. It is, therefore, considered to be a non-GAAP measure and is unlikely to be comparable to similar measures presented by other entities. Partnership cash flows include cash distributions from the Partnership’s equity investments in Great Lakes, Northern Border, GTN and Bison plus operating cash flows from the Partnership’s wholly-owned subsidiaries, North Baja and Tuscarora, net of Partnership costs and distributions declared to the General Partner.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three months ended March 31, 2013.

Information about our critical accounting policies and estimates is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Accounting Pronouncements

Future Accounting Changes

Obligations Resulting from Joint and Several Liability Arrangements – In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Partnership is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements, but does not expect it to have a material impact.

Net Income

To supplement our financial statements, we have presented a comparison of the earnings contribution components from each of our investments. We have presented net income in this format to enhance investors’ understanding of the way management analyzes our financial performance. We believe this summary provides a more meaningful comparison of our current period net income to prior periods, as we account for our partially-owned pipeline systems using the equity method. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2013	2012

Equity earnings:
Great Lakes	2	9
Northern Border	16	20
GTN	5	6
Bison	3	3
Net income from Other Pipes (a)	10	9
Partnership expenses	(7)	(8)
Net income	29	39

(a)                   “Other Pipes” includes the results of North Baja and Tuscarora.

First Quarter 2013 Compared with First Quarter 2012

For the three months ended March 31, 2013, net income decreased by $10 million to $29 million compared to $39 million in the first quarter of 2012. This decrease was primarily due to lower equity earnings from Great Lakes and Northern Border.

Equity earnings from Great Lakes were $2 million in the first quarter of 2013, a decrease of $7 million compared to the same period in 2012. The decrease was due to Great Lakes’ capacity being sold mostly under short-term contracts and at lower rates and volumes in the first quarter of 2013 compared to the same period in 2012.

Equity earnings from Northern Border were $16 million in the first quarter of 2013, a decrease of $4 million compared to the same quarter in 2012. This decrease was due to the previously disclosed tariff rate reduction as a result of the Northern Border Settlement. In January 2013, FERC gave final approval for the Settlement reducing Northern Border’s reservation rates by 11 percent.

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

The Partnership’s pipeline systems monitor the creditworthiness of their customers and have credit provisions included in their tariffs, although limited by FERC, which allow them to request credit support as circumstances dictate.

Our cash flow is based on the distributions from our portfolio of six pipelines. Reduced transportation revenue on Great Lakes is expected to result in lower and more volatile cash flow from Great Lakes than in prior years. Overall, we believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with a history of consistent cash flow from operating activities, provide a solid foundation to meet future liquidity and capital requirements. We expect to be able to fund our liquidity requirements at the Partnership level over the next 12 months, including our distributions, utilizing our cash flow and our existing Senior Credit Facility as required.

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

Non-GAAP Measures

Reconciliations of Net Income to Partnership Cash Flows

	Three months ended
(unaudited)	March 31,
(millions of dollars except per common unit amounts)	2013		2012

Net income	29		39
Add:
Cash distributions from Great Lakes (a)	6		11
Cash distributions from Northern Border (a)	22		25
Cash distributions from GTN (a)	6		5
Cash distributions from Bison (a)	4		4
Cash flows provided by Other Pipes’ operating activities	13		14
	51		59

Less:
Equity earnings from unconsolidated affiliates	(26)		(38)
Other Pipes’ net income	(10)		(9)
	(36)		(47)

Partnership cash flows before General Partner distributions	44		51
General Partner distributions (b)	(1)		(1)

Partnership cash flows	43		50

Cash distributions declared	(43)		(42)
Cash distributions declared per common unit (c)	$0.7	8	$0.7	7
Cash distributions paid	(43)		(42)
Cash distributions paid per common unit (c)	$0.7	8	$0.7	7

(a)  In accordance with the cash distribution policies of the respective  entities systems, cash distributions from Great Lakes, Northern Border, GTN and Bison are based on their respective prior quarter financial results.

(b)  General Partner distributions represent the cash distributions declared to the General Partner with respect to its two percent interest plus an amount equal to incentive distributions. Incentive distributions in the first quarter of 2013 and 2012 were nil.

(c)  Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner’s allocation, by the number of common units outstanding. The General Partner’s allocation is computed based upon the General Partner’s two percent interest plus an amount equal to incentive distributions.

First Quarter 2013 Compared with First Quarter 2012

For the three months ended March 31, 2013, Partnership cash flows were $43 million, a $7 million decrease compared to the $50 million in the first quarter of 2012.  This decrease was primarily due to lower cash distributions from Great Lakes and Northern Border.

The Partnership paid distributions of $43 million in the first quarter of 2013, an increase of $1 million compared to the same period in 2012.

Other Cash Flows

In the first quarter of 2013, the Partnership made an equity contribution of $4 million to Great Lakes which was used to fund debt repayments.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of March 31, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

Senior Credit Facility due 2017	309	-	309
4.65% Senior Notes due 2021	349	-	349
3.82% Series D Notes due 2017	27	3	24
	685	3	682

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $309 million was outstanding at March 31, 2013 (December 31, 2012 - $312 million), leaving $191 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.46 percent for the three months ended March 31, 2013 (2012 – 1.65 percent). The LIBOR-based interest rate was 1.46 percent at March 31, 2013 (2012 – 1.63 percent).

At March 31, 2013, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

Series D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreement contains certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership may use derivatives to assist in managing its exposure to interest rate risk.

Great Lakes’ contractual obligations related to debt as of March 31, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2014 to 2018	45	9	36
9.09% series Senior Notes due 2013 and 2021	90	10	80
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	345	19	326

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $186 million of Great Lakes’ partners’ capital was restricted as to distributions as of March 31, 2013 (December 31, 2012 – $191 million). Great Lakes was in compliance with all of its financial covenants at March 31, 2013.

Northern Border’s contractual obligations related to debt as of March 31, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	-	100
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016	123	-	123
	473	-	473

As of March 31, 2013, $123 million was outstanding under its $200 million revolving credit agreement, leaving $77 million available for future borrowings. The weighted average interest rate related to the borrowings on the credit agreement was 1.34 percent as of March 31, 2013 (2012 – 1.63). At March 31, 2013, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $4 million as of March 31, 2013 in connection with various capital overhaul projects, pipeline integrity projects and a transformer upgrade.

GTN’s contractual obligations related to debt as of March 31, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion
5.09% Senior Notes due 2015	75	-	75
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
	325	-	325

GTN was in compliance with all terms and conditions of all its credit and other debt agreements at March 31, 2013.

Bison had commitments of $2 million as of March 31, 2013 in connection with reclamation and restoration work associated with the construction of the pipeline.

Capital Requirements

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2013. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment. The Partnership expects to make an additional $5 million equity contribution to Great Lakes in the fourth quarter of 2013 to further fund debt repayments.

The Partnership expects to make a $6 million equity contribution to Bison in the second quarter of 2013. This amount represents the Partnership’s 25 percent share of a $24 million cash call from Bison to repay inter-affiliate debt primarily related to pipeline construction costs, including reclamation and restoration work. To the extent the Partnership has any additional capital requirements with respect to our pipeline systems or acquisitions in the future; we expect to fund these requirements with operating cash flows, debt and/or equity.

2013 First Quarter Cash Distribution

On April 23, 2013, the board of directors of our General Partner declared the Partnership’s first quarter 2013 cash distribution in the amount of $0.78 per common unit payable on May 15, 2013 to unitholders of record as of May 6, 2013.

RELATED PARTY TRANSACTIONS

Please read Note 9 within Item 1. “Financial Statements” for information regarding related party transactions.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

The Partnership and our pipeline systems are exposed to market risk, counterparty credit risk, and liquidity risk. Our exposure to market risk discussed below includes forward-looking statements and is not necessarily indicative of actual results, which may not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual market conditions.

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

The Partnership and our pipeline systems may use derivatives as part of our overall risk management policy to assist in managing exposures to market risk resulting from these activities within established policies and procedures. Derivative contracts used to manage market risk generally consist of the following:

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

The Partnership and our pipeline systems may enter into interest rate swaps and option agreements to mitigate the impact of changes in interest rates.

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

At March 31, 2013, we had $309 million (December 31, 2012 – $312 million) outstanding on our Senior Credit Facility. If LIBOR interest rates hypothetically increased by one percent (100 basis points) compared to the rates in effect at March 31, 2013, our annual interest expense would increase and our net income would decrease by $3 million; if LIBOR interest rates hypothetically decreased by one percent compared to the rates in effect at March 31, 2013, our annual interest expense would decrease and our net income would increase by $3 million.

Northern Border utilizes both fixed-rate and variable-rate debt and is exposed to market risk due to the floating interest rates on its revolving credit facility. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities to mitigate its interest rate risk. As of March 31, 2013, $123 million, or 74 percent of Northern Border’s outstanding debt was at fixed rates (December 31, 2012 – 74 percent).

If interest rates hypothetically increased by one percent (100 basis points) compared with rates in effect at March 31, 2013, Northern Border’s annual interest expense would increase and its net income would decrease by approximately $1 million; if interest rates hypothetically decreased by one percent compared to rates in effect at March 31, 2013, Northern Border’s annual interest expense would decrease and its net income would increase by approximately $1 million.

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

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of the financial instruments with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable. At March 31, 2013, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $7 million (December 31, 2012 – $8 million).

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At March 31, 2013, the Partnership had a committed revolving bank line of $500 million maturing in 2017 with an outstanding balance of $309 million. In addition, at March 31, 2013, Northern Border had a committed revolving bank line of $200 million maturing in 2016 and $123 million was drawn.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Our General Partner is in the process of implementing an Enterprise Resource Planning system that will likely affect some processes supporting internal control over financial reporting in subsequent quarters of 2013. The phased implementation period is planned to begin July 1, 2013.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

We are involved in various legal proceedings that arise in the ordinary course of business, as well as proceedings that we consider material under federal securities regulations. For additional information on other legal and environmental proceedings affecting the Partnership, please refer to Part 1. Item 3 of the Partnership’s Annual Report on Form 10-K for the year-ended December 31, 2012.

Great Lakes v. Essar Steel Minnesota LLC, et al.- In March 2013, FERC dismissed the complaint filed by Essar against Great Lakes, and the Federal District Court also dismissed Essar’s defenses.  During first quarter 2013, the Federal District Court also ruled favorably on a summary judgment motion for Great Lakes. However, certain matters remain for trial.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April 2013.

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