Form 10-Q
period 2013-06-30
TC PIPELINES LP
filed 2013-07-29
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes ☐                                     No ☒

As of July 29, 2013, there were 62,327,766 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Acquisition	Acquisition of additional 45 percent membership interests in each of GTN and Bison by the Partnership
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bison	Bison Pipeline LLC
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Northern Border Settlement	Stipulation and Agreement of Settlement for Northern Border regarding its rates and terms and conditions of service
Other Pipes	North Baja and Tuscarora
Our pipeline systems	Our ownership interests in Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora
Partnership	TC PipeLines, LP and its subsidiaries
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s revolving credit agreement
Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America

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

•                  the level of our indebtedness, including the indebtedness of our pipeline systems, and the availability of capital; and

•                  unfavorable economic conditions and the impact on capital markets.

These and other risks are described in greater detail in Part II, Item 1A. “Risk Factors” in this Form 10-Q and in our Form 10-K for the year ended December 31, 2012. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I – FINANCIAL INFORMATION

Item 1.                                 Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars except per common unit amounts)	2013	2012	2013	2012

Equity earnings from unconsolidated affiliates (Note 4)	22	31	48	69
Transmission revenues	16	16	33	32
Operating expenses	(3)	(4)	(7)	(8)
General and administrative	(4)	(2)	(6)	(4)
Depreciation	(3)	(3)	(6)	(6)
Financial charges and other	(5)	(5)	(10)	(11)
Net income	23	33	52	72

Net income allocation (Note 7)
Common units	23	32	51	70
General Partner	-	1	1	2
	23	33	52	72

Net income per common unit (Note 7) – basic and diluted	$0.40	$0.60	$0.92	$1.31

Weighted average common units outstanding (millions) – basic and diluted	57.4	53.5	55.4	53.5

Common units outstanding, end of period (millions)	62.3	53.5	62.3	53.5

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended		Six Months Ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2013	2012	2013	2012

Net income	23	33	52	72
Other comprehensive income
Change associated with current period hedging transactions	-	-	-	-
Total comprehensive income	23	33	52	72

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	June 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash and cash equivalents	67	3
Accounts receivable and other (Note 12)	7	9
	74	12
Investments in unconsolidated affiliates (Note 4)	1,545	1,563
Plant, property and equipment
(Net of $156 accumulated depreciation; 2012 - $150)	281	288
Goodwill	130	130
Other assets	5	5
	2,035	1,998

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	8	7
Accrued interest	-	1
Current portion of long-term debt (Note 5)	3	3
	11	11
Long-term debt (Note 5)	373	685
Other liabilities	2	1
	386	697
Partners’ Equity (Note 6)
Common units	1,616	1,275
General partner	34	27
Accumulated other comprehensive loss	(1)	(1)
	1,649	1,301
	2,035	1,998

Subsequent events (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended
(unaudited)	June 30,
(millions of dollars)	2013	2012

Cash Generated From Operations
Net income	52	72
Depreciation	6	6
Increase in long-term liabilities	1	-
Change in operating working capital (Note 9)	1	2
	60	80
Investing Activities
Cumulative distributions in excess of equity earnings:
Great Lakes	10	6
Northern Border	13	15
GTN	5	4
Bison	1	2
Investment in Great Lakes (Note 4)	(4)	(4)
Investment in Bison (Note 4)	(6)	-
Capital expenditures	(1)	-
Proceeds from settlement recoveries	2	-
	20	23
Financing Activities
Distributions paid (Note 8)	(85)	(84)
Equity issuance, net (Note 6)	381	-
Long-term debt issued (Note 5)	12	5
Long-term debt repaid (Note 5)	(324)	(47)
	(16)	(126)
Increase/(decrease) in cash and cash equivalents	64	(23)
Cash and cash equivalents, beginning of period	3	29
Cash and cash equivalents, end of period	67	6

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Loss	Partners’ Equity
	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of units)	(millions of dollars)
Partners’ Equity at December 31, 2012	53.5	1,275	27	(1)	53.5	1,301
Net income		51	1	-		52
Equity issuance, net (Note 6)	8.8	373	8	-	8.8	381
Distributions paid		(83)	(2)	-		(85)
Partners’ Equity at June 30, 2013	62.3	1,616	34	(1)	62.3	1,649

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

NOTE 2                         SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain items from that Note are repeated or updated below as necessary to assist in understanding the accompanying financial statements.

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

	Ownership	Equity Earnings from Unconsolidated Affiliates				Investments in Unconsolidated Affiliates
	Interest at	Three months		Six Months
(unaudited)	June 30,	ended June 30,		ended June 30,		June 30,	December 31,
(millions of dollars)	2013	2013	2012	2013	2012	2013	2012

Great Lakes	46.45%	-	8	2	17	671	677
Northern Border (a)	50%	15	16	31	36	500	512
GTN	25%	4	4	9	10	212	216
Bison	25%	3	3	6	6	162	158
		22	31	48	69	1,545	1,563

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

The Partnership recorded no undistributed earnings from Great Lakes for the six months ended June 30, 2013 and 2012.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	June 30, 2013	December 31, 2012

ASSETS
Current assets	41	56
Plant, property and equipment, net	784	799
	825	855

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	22	30
Long-term debt, including current maturities	345	354
Partners’ equity	458	471
	825	855

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2013	2012	2013	2012

Transmission revenues	29	48	64	97
Operating expenses	(15)	(16)	(30)	(31)
Depreciation	(8)	(8)	(16)	(16)
Financial charges and other	(7)	(7)	(14)	(14)
Net income/(loss)	(1)	17	4	36

Northern Border

In January 2013, FERC gave final approval for the Northern Border Settlement which establishes maximum long-term transportation rates and charges on the Northern Border system effective January 1, 2013. Northern Border’s previous reservation rates were reduced by approximately 11 percent as a result of this settlement.

The Partnership recorded no undistributed earnings from Northern Border for the six months ended June 30, 2013 and 2012.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	June 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	31	28
Other current assets	33	35
Plant, property and equipment, net	1,212	1,234
Other assets	30	31
	1,306	1,328

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	52	53
Deferred credits and other	18	16
Long-term debt, including current maturities	473	473
Partners’ equity
Partners’ capital	765	789
Accumulated other comprehensive loss	(2)	(3)
	1,306	1,328

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2013	2012	2013	2012

Transmission revenues	69	73	141	154
Operating expenses	(19)	(18)	(38)	(36)
Depreciation	(14)	(16)	(29)	(32)
Financial charges and other	(6)	(7)	(11)	(13)
Net income	30	32	63	73

GTN

The Partnership recorded no undistributed earnings from GTN for the six months ended June 30, 2013 and 2012.

The summarized financial information for GTN is as follows:

(unaudited)
(millions of dollars)	June 30, 2013	December 31, 2012

ASSETS
Current assets	51	50
Plant, property and equipment, net	1,152	1,174
Other assets	1	1
	1,204	1,225

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	13	16
Deferred credits and other	21	20
Long-term debt, including current maturities	325	325
Members’ capital	845	864
	1,204	1,225

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2013	2012	2013	2012

Transmission revenues	46	48	95	100
Operating expenses	(12)	(13)	(23)	(24)
Depreciation	(14)	(14)	(27)	(27)
Financial charges and other	(5)	(4)	(9)	(9)
Net income	15	17	36	40

Bison

The Partnership made an equity contribution to Bison of $6 million in the second quarter of 2013. This amount represents the Partnership’s 25 percent share of a $24 million cash call from Bison to repay inter-affiliate debt primarily related to pipeline construction costs, including reclamation and restoration work.

The Partnership recorded no undistributed earnings from Bison for the six months ended June 30, 2013 and 2012.

The summarized financial information for Bison is as follows:

(unaudited)
(millions of dollars)	June 30, 2013	December 31, 2012

ASSETS
Current assets	16	7
Plant, property and equipment, net	640	649
	656	656

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	7	25
Members’ capital	649	631
	656	656

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2013	2012	2013	2012

Transmission revenues	20	20	40	40
Operating expenses	(4)	(4)	(8)	(7)
Depreciation	(5)	(5)	(10)	(10)
Net income	11	11	22	23

NOTE 5                         CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)
(millions of dollars)	June 30, 2013	December 31, 2012

Senior Credit Facility due 2017	-	312
4.65% Senior Notes due 2021	349	349
3.82% Series D Senior Notes due 2017	27	27
	376	688
Less: current portion of long-term debt	3	3
	373	685

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which nil was outstanding at June 30, 2013 (December 31, 2012 - $312 million), leaving $500 million available for future borrowing. The nil balance was the result of a repayment from the proceeds of the Partnership’s May 2013 equity offering pending the closing of the 2013 Acquisition (refer to note 13).

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.45 for the three and six months ended June 30, 2013 (2012 – 1.62 and 1.64 percent). The LIBOR-based interest rate was 1.45 percent at June 30, 2013 (2012 – 1.63 percent).

At June 30, 2013, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Second Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

Series D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreement contains certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

The principal repayments required on the long-term debt are as follows:

(unaudited)
(millions of dollars)

2013	3
2014	4
2015	4
2016	4
2017	12
Thereafter	349
376

NOTE 6                         PARTNERS’ EQUITY

On May 22, 2013, the Partnership closed a public offering of 8,855,000 common units, including 1,155,000 common units purchased pursuant to the exercise of the underwriters’ option to purchase additional common units, at a price to the public of $43.85 per common unit for gross proceeds of $388 million and net proceeds of $373 million after unit issuance costs. TC PipeLines, GP Inc. (General Partner) maintained its effective two percent general partner interest in the Partnership by contributing $8 million to the Partnership in connection with the offering.

At June 30, 2013, Partners’ Equity included 62,327,766 common units (December 31, 2012 - 53,472,766 common units), representing an aggregate 98 percent limited partner interest in the Partnership (including 5,797,106 common units held by the General Partner and an additional 11,287,725 common units held indirectly by TransCanada), and an aggregate two percent general partner interest. In aggregate, the General Partner’s interests represent an effective 11.1 percent ownership in the Partnership at June 30, 2013 (December 31, 2012 – 12.6 percent).

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

Net income per common unit was determined as follows:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2013	2012	2013	2012

Net income	23	33	52	72
Net income allocated to General Partner	-	(1)	(1)	(2)
Net income allocable to common units	23	32	51	70
Weighted average common units outstanding (millions) – basic and diluted	57.4	53.5	55.4	53.5
Net income per common unit – basic and diluted	$0.40	$0.60	$0.92	$1.31

NOTE 8                         CASH DISTRIBUTIONS

For the three and six months ended June 30, 2013, the Partnership distributed $0.78 and $1.56 per common unit (2012 – $0.77 and $1.54 per common unit) for a total of $43 million and $85 million, respectively (2012 - $42 million and $84 million). The distributions paid for the three and six months ended June 30, 2013 and 2012 included no incentive distributions to the General Partner.

NOTE 9                         CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Six months ended June 30,
(millions of dollars)	2013	2012

Decrease in accounts receivable and other	1	1
Increase in accounts payable and accrued liabilities	1	1
Decrease in accrued interest	(1)	-
Change in operating working capital	1	2

NOTE 10                  RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the

Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million and $2 million for the three and six months ended June 30, 2013 (2012 – nil and $1 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three and six months ended June 30, 2013 and 2012 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at June 30, 2013 and December 31, 2012 are summarized in the following tables:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2013	2012	2013	2012

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	8	8	16	16
Northern Border (a)	7	7	14	15
GTN (a)	7	7	14	14
Bison (a)	2	1	3	3
North Baja	1	1	2	2
Tuscarora	1	1	2	2
Impact on the Partnership’s net income:
Great Lakes	3	3	7	7
Northern Border	4	3	7	7
GTN	1	2	3	3
Bison	-	-	1	1
North Baja	1	1	2	2
Tuscarora	1	1	2	2

(a) Represents 100 percent of the costs.

(unaudited)
(millions of dollars)	June 30, 2013	December 31, 2012

Amount payable to TransCanada’s subsidiaries for costs charged in the period by:
Great Lakes (a)	3	4
Northern Border (a)	3	4
GTN (a)	3	3
Bison (a)	1	1
North Baja	-	1
Tuscarora	1	1

(a) Represents 100 percent of the costs.

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. Great Lakes earned $14 million and $35 million of transportation revenues under these contracts for the three and six months ended June 30, 2013 (2012 - $17 million and $41 million). These amounts represent 49 percent and 54 percent of total revenues earned by Great Lakes for the three and six months ended June 30, 2013 (2012 – 37 percent and 43 percent).

Revenue from TransCanada and its affiliates of $6 million and $16 million are included in the Partnership’s Equity earnings from Great Lakes for the three and six months ended June 30, 2013 (2012 - $8 million and $19 million). At

June 30, 2013, $5 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2012 - $10 million).

NOTE 11                  FAIR VALUE MEASUREMENTS

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

(b) Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, accrued interest and the Senior Credit Facility approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s Senior Notes is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s and its subsidiary’s Senior Notes as of June 30, 2013 is $382 million (December 31, 2012 - $402 million). Senior Notes are recorded at amortized cost and classified in Level 2 of the fair value hierarchy for fair value disclosure purposes.

NOTE 12                  ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	June 30, 2013	December 31, 2012

Accounts receivable	6	8
Inventory	1	1
	7	9

NOTE 13                  SUBSEQUENT EVENTS

On July 1, 2013, the Partnership acquired additional 45 percent membership interests in each of GTN and Bison (the 2013 Acquisition) from subsidiaries of TransCanada. The total purchase price of the 2013 Acquisition, subject to certain post-closing adjustments, was $1,050 million plus closing adjustments for working capital of $17 million. The purchase price consisted of (i) $750 million for the GTN membership interest (less $146 million, which reflected 45 percent of GTN’s outstanding debt at the time of the 2013 Acquisition), (ii) $300 million for the membership interest in Bison and (iii) closing working capital adjustments.

The resulting $921 million (after closing adjustments) paid by the Partnership was financed through a combination of (i) a public offering of 8,855,000 common units at $43.85 per common unit resulting in net proceeds of $373 million (refer to note 6), (ii) borrowing of $500 million in term loans, (iii) a capital contribution from the General Partner of $8 million which was required to maintain the General Partner’s effective two percent general partner interest in the Partnership (refer to note 6), and (iv) a draw on the Partnership’s existing $500 million Senior Credit Facility and cash on hand.

The proceeds from the public equity offering were used to repay the outstanding balance under the Senior Credit Facility. On July 2, 2013, the Senior Credit Facility was redrawn in the amount of $360 million to finance a portion of the purchase price of the 2013 Acquisition.

If Portland General Electric Company executes a firm transportation service agreement by December 31, 2014 containing agreed terms and relating to transportation on GTN’s proposed Carty Lateral, the Partnership will pay an additional $25 million.

The 2013 Acquisition will be accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of GTN and Bison will be recorded at TransCanada’s carrying value and the Partnership’s historical financial information will be recast to include GTN and Bison for all periods presented. The difference between the fair market value paid for the additional 45 percent interests in each of GTN and Bison and the acquired net assets of GTN and Bison will be recorded in Partners’ Equity. The Partnership will consolidate its investments in GTN and Bison effective July 1, 2013.

On July 1, 2013, the Partnership entered into a term loan agreement with a syndicate of lenders for a $500 million term loan credit facility (Term Loan Facility). On July 2, 2013, the Partnership borrowed $500 million under the Term Loan Facility to pay a portion of the Purchase Price of the 2013 Acquisition. The Term Loan Facility has a term of five years, and all amounts outstanding will be due and payable on July 1, 2018. Borrowings under the Term Loan Facility will bear interest based, at the Partnership’s election, on the LIBOR or the base rate plus, in either case, an applicable margin. The base rate will equal the highest of (i) SunTrust Bank’s prime rate, (ii) 0.50% above the federal funds rate and (iii) 1.00% above one-month LIBOR. The applicable margin for the term loans is based on the Partnership’s senior debt rating and ranges between 1.125% and 2.00% for LIBOR borrowings and 0.125% and 1.000% for base rate borrowings.

On July 23, 2013, the board of directors of our General Partner declared the Partnership’s second quarter 2013 cash distribution in the amount of $0.81 per common unit payable on August 14, 2013 to unitholders of record as of August 5, 2013.

On July 22, 2013, a subsidiary of TransCanada paid $1 million to the Partnership in relation to the May 2011 acquisition of a 25 percent interest in Bison as a post-closing construction expenditures adjustment.

Great Lakes declared its second quarter 2013 distribution of $7 million on July 18, 2013, of which the Partnership will receive its 46.45 percent share or $3 million on August 1, 2013.

Northern Border declared its second quarter 2013 distribution of $44 million on July 18, 2013, of which the Partnership will receive its 50 percent share or $22 million on August 1, 2013.

GTN declared its second quarter 2013 distribution of $27 million on July 18, 2013, of which the Partnership will receive its 70 percent share or $19 million on August 1, 2013.

Bison declared its second quarter 2013 distribution of $16 million on July 18, 2013, of which the Partnership will receive its 70 percent share or $11 million on August 1, 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT BUSINESS DEVELOPMENTS

GTN and Bison Additional Membership Interests Acquisition - On July 1, 2013, the Partnership acquired additional 45 percent membership interests in each of GTN and Bison (the 2013 Acquisition) from subsidiaries of TransCanada. The total purchase price of the 2013 Acquisition, subject to certain post-closing adjustments, was $1,050 million plus closing adjustments for working capital of $17 million. The purchase price consisted of (i) $750 million for the GTN membership interest (less $146 million, which reflected 45 percent of GTN’s outstanding debt at the time of the 2013 Acquisition), (ii) $300 million for the membership interest in Bison and (iii) closing working capital adjustments. The resulting $921 million (after closing adjustments) paid by the Partnership was financed through a combination of (i) a public offering of 8,855,000 common units at $43.85 per common unit resulting in net proceeds of $373 million, (ii) borrowing of $500 million in term loans, (iii) a capital contribution from the General Partner of $8 million which was required to maintain the General Partner’s effective two percent general partner interest in the Partnership, and (iv) a draw on the Senior Credit Facility and cash on hand. The proceeds from the public equity offering were used to repay the outstanding balance under the Senior Credit Facility. On July 2, 2013, the Senior Credit Facility was redrawn in the amount of $360 million to finance a portion of the purchase price of the 2013 Acquisition.

If Portland General Electric Company executes a firm transportation service agreement by December 31, 2014 containing agreed terms and relating to transportation on GTN’s proposed Carty Lateral, the Partnership will pay an additional $25 million.

Term Loan Facility - On July 2, 2013, the Partnership borrowed $500 million under a new Term Loan Facility with a syndicate of lenders, which matures on July 1, 2018. The outstanding principal bears interest based on the LIBOR plus an applicable margin.

Equity Offering - On May 22, 2013, the Partnership completed a public offering of 8,855,000 common units at $43.85 per common unit for gross proceeds of $388 million and net proceeds of $373 million after unit issuance costs.

Cash Distributions – On April 23, 2013, the board of directors of our General Partner declared the Partnership’s first quarter 2013 cash distribution in the amount of $0.78 per common unit, payable on May 15, 2013 to unitholders of record as of May 6, 2013.

Cash Distributions – On July 23, 2013, the board of directors of our General Partner declared the Partnership’s second quarter 2013 cash distribution in the amount of $0.81 per common unit payable on August 14, 2013 to unitholders of record as of August 5, 2013.

Northern Border – Northern Border’s long-haul capacity is substantially contracted through March 2015. Northern Border has continued to successfully negotiate contract extensions for expiring capacity from Canada to Ventura. The majority of these extensions are for terms of three years or longer.

Outlook of Our Business

The 2013 Acquisition will increase the Partnership’s interests in each of GTN and Bison from 25 percent to 70 percent which is expected to improve the Partnership’s long-term cash flow stability and predictability. The transaction will also reduce the Partnership’s relative exposure to Great Lakes which is currently experiencing lower earnings and more variable cash flow than in prior years.

REGULATORY ENVIRONMENT

FERC Rate Proceedings

Northern Border – In January 2013, FERC gave final approval for the Northern Border Settlement which establishes maximum long-term transportation rates and charges on the Northern Border system effective January 1, 2013. Northern Border’s previous reservation rates were reduced by approximately 11 percent.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three and six months ended June 30, 2013.

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

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2013	2012	2013	2012

Equity earnings:
Great Lakes	-	8	2	17
Northern Border	15	16	31	36
GTN	4	4	9	10
Bison	3	3	6	6
Net income from Other Pipes (a)	10	10	20	19
Partnership expenses	(9)	(8)	(16)	(16)
Net income	23	33	52	72

(a)                   “Other Pipes” includes the results of North Baja and Tuscarora.

Second Quarter 2013 Compared with Second Quarter 2012

For the three months ended June 30, 2013, net income decreased by $10 million to $23 million compared to $33 million in the second quarter of 2012. This decrease was primarily due to lower equity earnings from Great Lakes and increased Partnership expenses.

Equity earnings from Great Lakes was nil in the second quarter of 2013, a decrease of $8 million compared to the same period in 2012. The decrease was due to lower revenue resulting from contracted capacity at lower rates and volumes in the second quarter of 2013 compared to the same period in 2012.

Partnership expenses were $9 million in the second quarter of 2013, an increase of $1 million compared to the same period in 2012. This increase was due to expenses incurred in relation to the acquisition of additional interests in GTN and Bison.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

For the six months ended June 30, 2013, net income decreased by $20 million to $52 million compared to $72 million for the same period in 2012. This decrease was primarily due to lower equity earnings from Great Lakes and Northern Border.

Equity earnings from Great Lakes were $2 million for the six months ended June 30, 2013, a decrease of $15 million compared to the same period in 2012. The decrease was due to lower revenue resulting from contracted capacity at lower rates and volumes during the six months ended June 30, 2013 compared to the same period in 2012.

Equity earnings from Northern Border were $31 million for the six months ended June 30, 2013, a decrease of $5 million compared to the same period in 2012. This decrease was due to the 11 percent tariff rate reduction resulting from the Northern Border Settlement in January 2013.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity include distributions received from our investments in unconsolidated affiliates, operating cash flows from North Baja and Tuscarora, public offerings of debt and equity, term loans and our bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions primarily with operating cash flow. Long-term capital needs may be met through the issuance of long-term debt and/or equity.

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

Our cash flow is based on the distributions from our portfolio of six pipelines. Reduced transportation revenue on Great Lakes is expected to result in lower and more variable cash flow from Great Lakes than in prior years. Overall, we believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with a history of consistent cash flow from operating activities, and the 2013 Acquisition provide a solid foundation to meet future liquidity and capital requirements. We expect to be able to fund our liquidity requirements at the Partnership level over the next 12 months, including our distributions, utilizing our cash flow and our existing Senior Credit Facility as required.

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

Non-GAAP Measures

Reconciliations of Net Income to Partnership Cash Flows

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars except per common unit amounts)	2013	2012	2013	2012

Net income	23	33	52	72
Add:
Cash distributions from Great Lakes (a)	6	12	12	23
Cash distributions from Northern Border (a)	22	26	44	51
Cash distributions from GTN (a)	8	8	14	13
Cash distributions from Bison (a)	3	4	7	8
Cash flows provided by Other Pipes’ operating activities	13	11	27	25
	52	61	104	120

Less:
Equity earnings from unconsolidated affiliates	(22)	(31)	(48)	(69)
Other Pipes’ net income	(10)	(10)	(20)	(19)
	(32)	(41)	(68)	(88)

Partnership cash flows before General Partner distributions	43	53	88	104
General Partner distributions (b)	(1)	(1)	(2)	(2)

Partnership cash flows	42	52	86	102

Cash distributions declared	(52)	(43)	(94)	(85)
Cash distributions declared per common unit (c)	$0.81	$0.78	$1.59	$1.55

Cash distributions paid	(43)	(42)	(85)	(84)
Cash distributions paid per common unit (c)	$0.78	$0.77	$1.56	$1.54

(a) In accordance with the cash distribution policies of the respective entities, cash distributions from Great Lakes, Northern Border, GTN and Bison are based on their respective prior quarter financial results.

(b) General Partner distributions represent the cash distributions declared to the General Partner with respect to its two percent interest plus an amount equal to incentive distributions. Incentive distributions in the first and second quarters of 2013 and 2012 were nil.

(c) Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner’s allocation, by the number of common units outstanding. The General Partner’s allocation is computed based upon the General Partner’s two percent interest plus an amount equal to incentive distributions.

Second Quarter 2013 Compared with Second Quarter 2012

For the three months ended June 30, 2013, Partnership cash flows were $42 million, a $10 million decrease compared to the $52 million in the second quarter of 2012. This decrease was primarily due to lower cash distributions from Great Lakes of $6 million and Northern Border of $4 million as compared to the same period of 2012 for reasons consistent with the reductions in earnings previously discussed under “Results of Operations”.

The Partnership paid distributions of $43 million in the second quarter of 2013, an increase of $1 million compared to the same period in 2012.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

For the six months ended June 30, 2013, Partnership cash flows were $86 million, a $16 million decrease compared to the $102 million in the same period of 2012. This decrease was primarily due to lower cash distributions from Great Lakes of $11 million and Northern Border of $7 million as compared to the same period of 2012 for reasons consistent with the reductions in earnings previously discussed under “Results of Operations”.

The Partnership paid distributions of $85 million in the six months ended June 30, 2013, an increase of $1 million compared to the same period in 2012.

Other Cash Flows

In the first quarter of 2013, the Partnership made an equity contribution of $4 million to Great Lakes which was used to fund debt repayments.

In the second quarter of 2013, the Partnership made an equity contribution of $6 million to Bison which was used to repay inter-affiliate debt primarily related to pipeline construction costs, including reclamation and restoration work.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of June 30, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

4.65% Senior Notes due 2021	349	-	349
3.82% Series D Notes due 2017	27	3	24
	376	3	373

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which nil was outstanding at June 30, 2013 (December 31, 2012 - $312 million), leaving $500 million available for future borrowing. The nil balance was the result of a repayment from the proceeds of the Partnership’s May 2013 equity offering pending the closing of the 2013 Acquisition.

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.45 percent for the three and six months ended June 30, 2013 (2012 – 1.62 and 1.64 percent). The LIBOR-based interest rate was 1.45 percent at June 30, 2013 (2012 – 1.63 percent).

On July 2, 2013, the Partnership borrowed $500 million under a new Term Loan Facility with a syndicate of lenders, which matures on July 1, 2018. The outstanding principal amount will bear interest based, at the Partnership’s election, on the LIBOR or the base rate plus, in either case, an applicable margin.

At June 30, 2013, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

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

Great Lakes’ contractual obligations related to debt as of June 30, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2014 to 2018	45	9	36
9.09% series Senior Notes due 2013 and 2021	90	10	80
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	345	19	326

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $186 million of Great Lakes’ partners’ capital was restricted as to distributions as of June 30, 2013 (December 31, 2012 – $191 million). Great Lakes was in compliance with all of its financial covenants at June 30, 2013.

Northern Border’s contractual obligations related to debt as of June 30, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	-	100
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016	123	-	123
	473	-	473

As of June 30, 2013, $123 million was outstanding under its $200 million revolving credit agreement, leaving $77 million available for future borrowings. The weighted average interest rate related to the borrowings on the credit agreement was 1.33 percent as of June 30, 2013 (2012 – 1.62). At June 30, 2013, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $5 million as of June 30, 2013 in connection with various capital overhaul projects, pipeline integrity projects and a transformer upgrade.

GTN’s contractual obligations related to debt as of June 30, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

5.09% Senior Notes due 2015	75	-	75
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
	325	-	325

GTN was in compliance with all terms and conditions of all its credit and other debt agreements at June 30, 2013.

Bison had commitments of $1 million as of June 30, 2013 in connection with reclamation and restoration work associated with the construction of the pipeline.

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

The Partnership made an equity contribution to Bison of $6 million in the second quarter of 2013. This amount represents the Partnership’s 25 percent share of a $24 million cash call from Bison to repay inter-affiliate debt primarily related to pipeline construction costs, including reclamation and restoration work.

To the extent the Partnership has any additional capital requirements with respect to our pipeline systems or acquisitions in the future; we expect to fund these requirements with operating cash flows, debt and/or equity.

2013 Second Quarter Cash Distribution

On July 23, 2013, the board of directors of our General Partner declared the Partnership’s second quarter 2013 cash distribution in the amount of $0.81 per common unit payable on August 14, 2013 to unitholders of record as of August 5, 2013.

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

Market risk is the risk that changes in market interest rates may result in fluctuations in the fair values or cash flows of financial instruments. At June 30, 2013, our interest rate exposure results from our Senior Credit Facility, which is subject to variability in LIBOR interest rates. As noted under “Recent Business Developments”, the Partnership borrowed $500 million of term loans to partially fund the 2013 Acquisition. Our term loans are subject to variability in LIBOR interest rates. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities and may enter into hedging arrangements to mitigate our interest rate risk.

Northern Border utilizes both fixed-rate and variable-rate debt and is exposed to market risk due to the floating interest rates on its revolving credit facility. Northern Border regularly assesses the impact of interest rate fluctuations on future cash flows and evaluates hedging opportunities and may enter into hedging arrangements to mitigate its interest rate risk. As of June 30, 2013, $123 million, or 26 percent of Northern Border’s outstanding debt was at floating rates (December 31, 2012 – 26 percent).

If interest rates hypothetically increased by one percent (100 basis points) compared with rates in effect at June 30, 2013, Northern Border’s annual interest expense would increase and its net income would decrease by approximately $1 million; if interest rates hypothetically decreased by one percent compared to rates in effect at

June 30, 2013, Northern Border’s annual interest expense would decrease and its net income would increase by approximately $1 million.

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

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of the financial instruments with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable. At June 30, 2013, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $6 million (December 31, 2012 – $8 million).

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At June 30, 2013, the Partnership had a committed revolving bank line of $500 million maturing in 2017 with an outstanding balance of nil. In addition, at June 30, 2013, Northern Border had a committed revolving bank line of $200 million maturing in 2016, of which $123 million was drawn.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Our General Partner is in the process of implementing an Enterprise Resource Planning system that will likely affect some processes supporting internal control over financial reporting in 2014. The phased implementation period, originally planned to begin July 1, 2013, has been deferred to January 2014.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

We are involved in various legal proceedings that arise in the ordinary course of business, as well as proceedings that we consider material as defined under federal securities regulations. For additional information on other legal and environmental proceedings affecting the Partnership, please refer to Part 1. Item 3 of the Partnership’s Annual Report on Form 10-K for the year-ended December 31, 2012.

Great Lakes v. Essar Steel Minnesota LLC, et al.- In March 2013, FERC dismissed the complaint filed by Essar against Great Lakes, and the Federal District Court also dismissed Essar’s defenses. During first quarter 2013, the Federal District Court also ruled favorably on a summary judgment motion for Great Lakes. During the second quarter 2013, the parties resolved all outstanding issues and trial on the damages is set to occur in March 2014.

Item 1A.                      Risk Factors

The following updated risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

RISKS RELATED TO THE PARTNERSHIP

If the 2013 Acquisition is not accretive, our ability to increase or maintain our per unit cash distributions may be limited.

While we anticipate that the 2013 Acquisition will be accretive, there can be no assurance that an increase in cash per common unit will be generated from operations.

Our indebtedness may limit our ability to obtain additional financing, make distributions or pursue business opportunities.

As at July 2, 2013, after the close of the 2013 Acquisition, our consolidated indebtedness was $1,561 million. This level of debt could have negative consequences to the Partnership including the following:

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

*2.1

Agreement for purchase and sale of membership interest dated as of May 15, 2013 between TransCanada American Investments Ltd., as Seller, and TC PipeLines Intermediate Limited Partnership, as Buyer (Exhibit 2.1 to TC PipeLines, LP’s Form 8-K filed on May 15, 2013)

*2.2

Agreement for purchase and sale of membership interest dated as of May 15, 2013 between TC Continental Pipeline Holdings Inc., as Seller, and TC PipeLines Intermediate Limited Partnership, as Buyer (Exhibit 2.2 to TC PipeLines, LP’s Form 8-K filed on May 15, 2013)

*10.1

Guaranty by TransCanada Pipeline USA Ltd. dated May 15, 2013 with respect to the obligations of TransCanada American Investments Ltd. (Exhibit 10.1 to TC PipeLines, LP’s Form 8-K filed on May 15, 2013)

*10.2

Guaranty by TransCanada Pipeline USA Ltd. dated May 15, 2013 with respect to the obligations of TC Continental Pipeline Holdings Inc. (Exhibit 10.1 to TC PipeLines, LP’s Form 8-K filed on May 15, 2013)

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

*Indicates exhibits incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of July 2013.

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By:	/s/ Steven D. Becker

Steven D. Becker
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:	/s/ Sandra P. Ryan-Robinson

Sandra P. Ryan-Robinson
Controller
TC PipeLines GP, Inc. (Principal Financial Officer)

EXHIBIT INDEX

No.	Description

*2.1

Agreement for purchase and sale of membership interest dated as of May 15, 2013 between TransCanada American Investments Ltd., as Seller, and TC PipeLines Intermediate Limited Partnership, as Buyer (Exhibit 2.1 to TC PipeLines, LP’s Form 8-K filed on May 15, 2013)

*2.2

Agreement for purchase and sale of membership interest dated as of May 15, 2013 between TC Continental Pipeline Holdings Inc., as Seller, and TC PipeLines Intermediate Limited Partnership, as Buyer (Exhibit 2.2 to TC PipeLines, LP’s Form 8-K filed on May 15, 2013)

*10.1

Guaranty by TransCanada Pipeline USA Ltd. dated May 15, 2013 with respect to the obligations of TransCanada American Investments Ltd. (Exhibit 10.1 to TC PipeLines, LP’s Form 8-K filed on May 15, 2013)

*10.2

Guaranty by TransCanada Pipeline USA Ltd. dated May 15, 2013 with respect to the obligations of TC Continental Pipeline Holdings Inc. (Exhibit 10.1 to TC PipeLines, LP’s Form 8-K filed on May 15, 2013)

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

*Indicates exhibits incorporated by reference