Form 10-Q
period 2013-09-30
TC PIPELINES LP
filed 2013-10-29
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes ☐                    No ☒

As of October 29, 2013, there were 62,327,766 of the registrant’s common units outstanding.

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Acquisition	Acquisition of additional 45 percent membership interests in each of GTN and Bison by the Partnership
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bison	Bison Pipeline LLC
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Northern Border Settlement	Stipulation and Agreement of Settlement for Northern Border regarding its rates and terms and conditions of service
Other Pipes	North Baja and Tuscarora
Our pipeline systems	Our ownership interests in Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora
Partnership	TC PipeLines, LP and its subsidiaries
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior credit facility under revolving credit agreement dated February 13, 2007
Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America

Unless the context clearly indicates otherwise, TC PipeLines, LP, its subsidiaries and equity investees are collectively referred to in this quarterly report as “we,” “us,” “our” and “the Partnership.” We use “our pipeline systems” and “our pipelines” when referring to the Partnership’s ownership interests in Great Lakes, Northern Border, GTN, Bison, North Baja and Tuscarora.

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

•                  the outcome and frequency of rate proceedings or settlements negotiations on our pipeline systems;

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

PART I – FINANCIAL INFORMATION

Item 1.                              Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF INCOME

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars, except per common unit	2013	2012(a)	2013(a)	2012(a)
amounts)

Transmission revenues	85	84	253	256
Equity earnings from unconsolidated affiliates (Note 3)	15	24	48	77
Operating expenses	(19)	(19)	(57)	(58)
General and administrative	(2)	(1)	(8)	(5)
Depreciation	(21)	(21)	(64)	(64)
Financial charges and other	(12)	(10)	(31)	(30)
Net income	46	57	141	176

Net income attributable to non-controlling interests	9	9	27	28
Net income attributable to controlling interests	37	48	114	148

Net income attributable to controlling interests allocation (Note 8)
Common units	36	47	112	145
General Partner	1	1	2	3
	37	48	114	148

Net income per common unit (Note 8) – basic and diluted	$0.58	$0.88	$1.94	$2.71

Weighted average common units outstanding (millions) – basic and diluted	62.3	53.5	57.8	53.5

Common units outstanding, end of period (millions)	62.3	53.5	62.3	53.5

(a)                Recast as discussed in Note 2 and Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2013	2012	2013	2012

Net income(a)	46	57	141	176
Other comprehensive income
Change in fair value of cash flow hedges (Note 13)	(1)	-	(1)	-
Comprehensive income	45	57	140	176
Comprehensive income attributable to non-controlling interests(a)	9	9	27	28
Comprehensive income attributable to controlling interests	36	48	113	148

(a)           Recast as discussed in Note 2 and Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	September 30,	December 31,
	2013	2012(a)

ASSETS
Current Assets
Cash and cash equivalents	4	3
Demand loan receivable from affiliate (Note 12)	45	21
Accounts receivable and other (Note 14)	33	38
Inventories	7	7
	89	69
Investments in unconsolidated affiliates (Note 3)	1,161	1,189
Plant, property and equipment
(Net of $652 accumulated depreciation; 2012 - $600)	2,056	2,111
Goodwill	130	130
Other assets	9	6
	3,445	3,505

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	24	26
Accounts payable to affiliates	4	6
Accrued interest	12	2
Demand loan payable to affiliate (Note 12)	-	15
Current portion of long-term debt (Note 5)	3	3
	43	52
Long-term debt (Note 5)	1,548	1,010
Other liabilities (Note 6)	25	21
	1,616	1,083

Partners’ Equity (Note 7)
Common units	1,357	1,275
General partner	29	27
Accumulated other comprehensive loss	(2)	(1)
Controlling interests	1,384	1,301
Non-controlling interests	445	448
Equity of former parent of GTN and Bison	-	673
	1,829	2,422
	3,445	3,505

(a)                  Recast as discussed in Note 2 and Note 4.

Subsequent events (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
(unaudited)	September 30,
(millions of dollars)	2013 (a)	2012 (a)

Cash Generated From Operations
Net income	141	176
Depreciation	64	64
Amortization of debt issue costs	1	1
Change in other assets	(4)	-
Change in long-term liabilities	2	-
Change in operating working capital (Note 10)	11	13
	215	254
Investing Activities
Cumulative distributions in excess of equity earnings:
Great Lakes	15	11
Northern Border	18	17
Investment in Great Lakes (Note 3)	(4)	(4)
Acquisition of additional interests in each of GTN and Bison, net of cash acquired (Note 4)	(921)	-
Adjustment to May 2011 acquisition (Note 7)	1	-
Capital expenditures	(9)	(25)
Change in affiliate demand loan receivable	(24)	(13)
	(924)	(14)
Financing Activities
Distributions paid on common units (Note 9)	(137)	(127)
Distributions paid to non-controlling interests	(38)	(39)
Change in affiliate demand loan payable	(15)	13
Equity issuance, net (Note 7)	381	-
Long-term debt issued (Note 5)	872	5
Long-term debt repaid (Note 5)	(334)	(55)
Equity contribution from Bison’s former parent	18	-
Distributions paid to former parent of GTN and Bison	(37)	(59)
	710	(262)
Increase/(decrease) in cash and cash equivalents	1	(22)
Cash and cash equivalents, beginning of period	3	29
Cash and cash equivalents, end of period	4	7

(a)           Recast as discussed in Note 2 and Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Nine months ended September 30, 2013

(unaudited)	(millions of units)	(millions of dollars)

Common Units
Balance at beginning of period	53.5	1,275
Net income(a)		112
Net income attributed to GTN’s and Bison’s former parent(a)		(26)
Equity issuance, net (Note 7)	8.8	373
Distributions paid		(134)
Excess purchase price over net acquired assets (Note 4)		(244)
Adjustment to the May 2011 acquisition (Note 7)		1
Balance at end of period	62.3	1,357
General Partner
Balance at beginning of period		27
Net income(a)		2
Net income attributed to GTN’s and Bison’s former parent(a)		-
Equity issuance, net (Note 7)		8
Distributions paid		(3)
Excess purchase price over net acquired assets (Note 4)		(5)
Balance at end of period		29
Accumulated Other Comprehensive Loss
Balance at beginning of period		(1)
Change in fair value of cash flow hedges(b) (Note 13)		(1)
Balance at end of period		(2)
Equity attributable to controlling interests	62.3	1,384

Equity attributable to non-controlling interests(a)
Balance at beginning of period		448
Net income		27
Distributions paid to non-controlling interests		(38)
Equity contribution from Bison’s former parent (Note 12)		8
Balance at end of period		445

Equity of former parent of GTN and Bison(a)
Balance at beginning of period		673
Net income		26
Distribution paid related to equity of former parent of GTN and Bison		(37)
Equity contribution from Bison’s former parent (Note 12)		10
Former parent carrying amount of acquired entities		(672)
Balance at end of period		-

Total Equity at September 30, 2013	62.3	1,829

(a)              Recast as discussed in Note 2 and Note 4.

(b)              Losses related to cash flow hedges reported in Accumulated Other Comprehensive Loss and expected to be reclassified to Net Income in the next 12 months are estimated to be nil. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual value of interest rates at the date of settlement.

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

NOTE 2                         SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain items from that Note are repeated or updated below as necessary to assist in understanding the accompanying financial statements.

(a) Basis of Presentation

The Partnership uses the equity method of accounting for its investments in Great Lakes and Northern Border, over which it is able to exercise significant influence. The Partnership consolidates its investments in GTN, Bison, North Baja and Tuscarora.

On July 1, 2013, the Partnership acquired additional 45 percent membership interests in each of GTN and Bison (the 2013 Acquisition) from subsidiaries of TransCanada. The 2013 Acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of GTN and Bison were recorded at TransCanada’s carrying value and the Partnership’s historical financial information was recast to consolidate GTN and Bison for all periods presented. Refer to Note 4 for additional disclosure regarding the 2013 Acquisition.

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

NOTE 3                         INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Great Lakes and Northern Border are regulated by FERC and are operated by TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees.

	Ownership	Equity Earnings/(Losses) from Unconsolidated Affiliates				Investments in Unconsolidated Affiliates
	Interest at	Three months		Nine months
(unaudited)	September 30,	ended September 30,		ended September 30,		September 30,	December 31,
(millions of dollars)	2013	2013	2012	2013	2012	2013	2012

Great Lakes	46.45%	(2)	6	-	23	666	677
Northern Border (a)	50%	17	18	48	54	495	512
		15	24	48	77	1,161	1,189

(a)               Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

Great Lakes

On September 27, 2013, Great Lakes filed with FERC a settlement with its customers to modify its transportation rates beginning on November 1, 2013. The settlement establishes maximum recourse transportation rates on the Great Lakes system. Commencing November 2013, rates will increase, compared to current rates, by approximately 21 percent. The settlement includes a moratorium on filing rate cases or challenging the settlement rates between November 1, 2013 and March 31, 2015 and requires that Great Lakes file to have new rates in effect no later than January 1, 2018.

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2013. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership recorded no undistributed earnings from Great Lakes for the nine months ended September 30, 2013 and 2012.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	September 30, 2013	December 31, 2012

ASSETS
Current assets	37	56
Plant, property and equipment, net	777	799
	814	855

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	21	30
Long-term debt, including current maturities	345	354
Partners’ equity	448	471
	814	855

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2013	2012	2013	2012

Transmission revenues	26	46	90	143
Operating expenses	(15)	(17)	(45)	(48)
Depreciation	(8)	(8)	(24)	(24)
Financial charges and other	(6)	(7)	(20)	(21)
Net income/(loss)	(3)	14	1	50

Northern Border

In January 2013, FERC gave final approval for the Northern Border Settlement which establishes maximum long-term transportation rates and charges on the Northern Border system effective January 1, 2013. Northern Border’s previous reservation rates were reduced by approximately 11 percent as a result of this settlement.

The Partnership recorded no undistributed earnings from Northern Border for the nine months ended September 30, 2013 and 2012.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	September 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	29	28
Other current assets	33	35
Plant, property and equipment, net	1,205	1,234
Other assets	31	31
	1,298	1,328

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	54	53
Deferred credits and other	19	16
Long-term debt, including current maturities	473	473
Partners’ equity
Partners’ capital	754	789
Accumulated other comprehensive loss	(2)	(3)
	1,298	1,328

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2013	2012	2013	2012

Transmission revenues	72	78	213	232
Operating expenses	(18)	(21)	(56)	(57)
Depreciation	(15)	(16)	(44)	(48)
Financial charges and other	(6)	(5)	(17)	(18)
Net income	33	36	96	109

NOTE 4                 ACQUISITION

On July 1, 2013, the Partnership acquired additional 45 percent membership interests in each of GTN and Bison from subsidiaries of TransCanada. GTN and Bison are both regulated by FERC and operated by TransCanada. The total purchase price of the 2013 Acquisition, subject to certain post-closing adjustments, was $1,050 million plus closing adjustments for working capital of $17 million. The purchase price consisted of (i) $750 million for the GTN membership interest (less $146 million, which reflected 45 percent of GTN’s outstanding debt at the time of the

2013 Acquisition), (ii) $300 million for the membership interest in Bison and (iii) closing working capital adjustments.

The resulting $921 million (after closing adjustments) paid by the Partnership was financed through a combination of (i) a public offering of 8,855,000 common units at $43.85 per common unit resulting in net proceeds of $373 million (refer to note 7), (ii) borrowing of $500 million in term loans (refer to note 5), (iii) a capital contribution from the General Partner of $8 million which was required to maintain the General Partner’s effective two percent general partner interest in the Partnership (refer to note 7), and (iv) a draw on the Partnership’s existing $500 million Senior Credit Facility and cash on hand.

If Portland General Electric Company executes a firm transportation service agreement by December 31, 2014 containing agreed terms and relating to transportation on GTN’s proposed Carty Lateral, the Partnership will pay an additional $25 million.

The 2013 Acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of GTN and Bison were recorded at TransCanada’s carrying value and the Partnership’s historical financial information was recast to consolidate GTN and Bison for all periods presented. The purchase price was recorded as follows:

(unaudited)
(millions of dollars)

Current assets	67
Property, plant and equipment, net	1,792
Other assets	1
Current liabilities	(20)
Other liabilities	(21)
Long-term debt	(325)
1,494
Non-controlling interest	(448)
Carrying value of pre-existing 25% interest in each of GTN and Bison	(374)
Carrying value of acquired 45% interest in each of GTN and Bison	672
Excess purchase price over net assets acquired	249
Cash consideration	921

As the fair market value paid for the additional 45 percent interests in each of GTN and Bison was greater than the acquired net assets of GTN and Bison by $237 million and $12 million, respectively, the total excess purchase price paid of $249 million was recorded in Partners’ Equity. The retrospective consolidation of GTN and Bison increased net income attributable to common units by $26 million for the nine months ended September 30, 2013 and by $13 million and $41 million for the three and nine months ended September 30, 2012, these amounts are however, excluded from equity attributable to controlling interests.

NOTE 5        CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)
(millions of dollars)	September 30, 2013	December 31, 2012(a)

Senior Credit Facility due 2017	350	312
Term Loan Facility due 2018	500	-
4.65% Unsecured Senior Notes due 2021	349	349
5.09% Unsecured Senior Notes due 2015	75	75
5.29% Unsecured Senior Notes due 2020	100	100
5.69% Unsecured Senior Notes due 2035	150	150
3.82% Series D Senior Notes due 2017	27	27
	1,551	1,013
Less: current portion of long-term debt	3	3
	1,548	1,010

(a)     Recast as discussed in Note 2 and Note 4.

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $350 million was outstanding at September 30, 2013 (December 31, 2012 - $312 million), leaving $150 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.44 and 1.45 percent for the three and nine months ended September 30, 2013, respectively (2012 – 1.62 and 1.63 percent). The LIBOR-based interest rate was 1.44 percent at September 30, 2013 (December 31, 2012 – 1.47 percent).

On July 1, 2013, the Partnership entered into a term loan agreement with a syndicate of lenders for a $500 million term loan credit facility (Term Loan Facility). On July 2, 2013, the Partnership borrowed $500 million under the Term Loan Facility to pay a portion of the purchase price of the 2013 Acquisition. The Term Loan Facility has a term of five years, and all amounts outstanding are due and payable on July 1, 2018. Borrowings under the Term Loan Facility bears interest based, at the Partnership’s election, on the LIBOR or the base rate plus, in either case, an applicable margin. The base rate equals the highest of (i) SunTrust Bank’s prime rate, (ii) 0.50 percent above the federal funds rate and (iii) 1.00 percent above one-month LIBOR. The applicable margin for the term loans is based on the Partnership’s senior debt rating and ranges between 1.125 percent and 2.00 percent for LIBOR borrowings and 0.125 percent and 1.000 percent for base rate borrowings.

The LIBOR based interest rate on the Term Loan Facility averaged 1.44 percent for the three months ended September 30, 2013. After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.56 percent for the three months ended September 30, 2013. Prior to hedging activities, the LIBOR-based interest rate was 1.44 percent at September 30, 2013.

At September 30, 2013, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Second Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

Series D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreement contains certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

The principal repayments required on the long-term debt are as follows:

(unaudited)
(millions of dollars)

2013	3
2014	4
2015	79
2016	4
2017	362
Thereafter	1,099
1,551

NOTE 6        OTHER LIABILITIES

(unaudited)
(millions of dollars)	September 30, 2013	December 31, 2012(a)

Regulatory liabilities	23	20
Fair value of derivative contracts (Note 13)	1	-
Other liabilities	1	1
	25	21

(a)       Recast as discussed in Note 2 and Note 4.

The Partnership collects estimated future removal costs related to its transmission and gathering facilities in its current rates and recognizes regulatory liabilities in this respect in the balance sheet. Estimated costs associated with the future removal of transmission and gathering facilities are collected through depreciation as allowed by FERC. These amounts do not represent asset retirement obligations as defined by FASB ASC 410, Accounting for Asset Retirement Obligations.

NOTE 7        PARTNERS’ EQUITY

On May 22, 2013, the Partnership closed a public offering of 8,855,000 common units, including 1,155,000 common units purchased pursuant to the exercise of the underwriters’ option to purchase additional common units, at a price to the public of $43.85 per common unit for gross proceeds of $388 million and net proceeds of $373 million after unit issuance costs. TC PipeLines, GP Inc. (General Partner) maintained its effective two percent general partner interest in the Partnership by contributing $8 million to the Partnership in connection with the offering. Refer to Note 4 for disclosure regarding the 2013 Acquisition.

At September 30, 2013, Partners’ Equity included 62,327,766 common units (December 31, 2012 – 53,472,766 common units), representing an aggregate 98 percent limited partner interest in the Partnership (including 5,797,106 common units held by the General Partner and an additional 11,287,725 common units held indirectly by TransCanada), and an aggregate two percent general partner interest. In aggregate, the General Partner’s interests represent an effective 11.1 percent ownership in the Partnership at September 30, 2013 (December 31, 2012 – 12.6 percent).

On July 22, 2013, a subsidiary of TransCanada paid $1 million to the Partnership in relation to the May 2011 acquisition of a 25 percent interest in Bison as a post-closing construction expenditures adjustment.

NOTE 8        NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income attributable to controlling interests, after deduction of the General Partner’s allocation, by the weighted average number of common units outstanding. The General Partner’s allocation is equal to an amount based upon the General Partner’s effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement.

Net income per common unit was determined as follows:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2013	2012(a)	2013(a)	2012(a)

Net income attributable to controlling interests	37	48	114	148
Net income allocated to General Partner	(1)	(1)	(2)	(3)
Net income allocated to common units	36	47	112	145
Weighted average common units outstanding (millions) – basic and diluted	62.3	53.5	57.8	53.5
Net income per common unit – basic and diluted	$0.58	$0.88	$1.94	$2.71

(a)       Recast as discussed in Note 2 and 4.

NOTE 9        CASH DISTRIBUTIONS

For the three and nine months ended September 30, 2013, the Partnership distributed $0.81 and $2.37 per common unit (2012 – $0.78 and $2.32 per common unit) for a total of $52 million and $137 million, respectively (2012 - $43 million and $127 million). The distributions paid for the three and nine months ended September 30, 2013 and 2012 included no incentive distributions to the General Partner.

NOTE 10      CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Nine months ended September 30,
(millions of dollars)	2013	2012(a)

Change in accounts receivable and other	5	7
Change in accounts payable and accrued liabilities	(2)	(3)
Change in accounts payable to affiliates	(2)	(1)
Change in accrued interest	10	10
Change in operating working capital	11	13

(a)     Recast as discussed in Note 2 and Note 4.

NOTE 11      TRANSACTIONS WITH MAJOR CUSTOMERS

The following table shows revenues from the Partnership’s major customers comprising more than 10 percent of the Partnership’s total revenues for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2013	2012(a)	2013(a)	2012(a)

Anadarko Energy Services Company	12	12	36	36
Pacific Gas and Electric Company	11	12	35	35

(a)     Recast as discussed in Note 2 and Note 4.

NOTE 12      RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million and $3 million for the three and nine months ended September 30, 2013 (2012 – $1 million and $2 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three and nine months ended September 30, 2013 and 2012 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at September 30, 2013 and December 31, 2012 are summarized in the following tables:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2013	2012	2013	2012

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	7	8	23	24
Northern Border (a)	7	7	21	22
GTN (a)	7	7	21	21
Bison (a)	1	1	4	4
North Baja	1	1	3	3
Tuscarora	1	1	3	3
Impact on the Partnership’s net income:
Great Lakes	3	4	10	11
Northern Border	3	3	10	10
GTN	5	2	14	5
Bison	1	-	3	1
North Baja	1	1	3	3
Tuscarora	1	1	3	3

(a)     Represents 100 percent of the costs.

(unaudited)
(millions of dollars)	September 30, 2013	December 31, 2012

Amount payable to TransCanada’s subsidiaries for costs charged in the period by:
Great Lakes (a)	2	4
Northern Border (a)	3	4
GTN (a)	3	3
Bison (a)	-	1
North Baja	-	1
Tuscarora	-	1

(a)     Represents 100 percent of the costs.

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. Great Lakes earned $14 million and $49 million of transportation revenues under these contracts for the three and nine months ended September 30, 2013 (2012 - $17 million and $58 million). These amounts represent 54 percent of total revenues earned by Great Lakes for the three and nine months ended September 30, 2013 (2012 – 37 percent and 41 percent). Great Lakes also earned $1 million of affiliated rental revenue for the three and nine months ended September 30, 2013 (2012 - $1 million and $1 million).

Revenue from TransCanada and its affiliates of $7 million and $23 million are included in the Partnership’s Equity earnings from Great Lakes for the three and nine months ended September 30, 2013 (2012 - $8 million and $27 million). At September 30, 2013, $5 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2012 - $10 million).

Bison’s former parent made an equity contribution to Bison of $18 million in the second quarter of 2013. This amount represents former parent’s 75 percent share of a $24 million cash call from Bison to repay inter-affiliate debt primarily related to pipeline construction costs, including reclamation and restoration work.

Beginning October 1, 2013, GTN and Bison participate in the Partnership’s cash management program. Prior to this, GTN and Bison were part of TransCanada’s cash management program. This program matches short-term cash surpluses and borrowing requirements of participating subsidiaries, thus minimizing total borrowing from outside sources. Funds advanced under the program are considered to be a loan, accruing interest and repayable on demand. GTN and Bison will receive interest on funds advanced to the Partnership at the rate of interest earned by the Partnership on its short-term cash investments and will pay interest on funds advanced from the Partnership based on the Partnership’s short-term borrowing costs. At September 30, 2013, GTN and Bison had, in aggregate, a demand loan receivable from an affiliate and a demand loan payable to an affiliate of $45 million and nil, respectively (December 31, 2012 - $21 million and $15 million).

NOTE 13      FAIR VALUE MEASUREMENTS

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

(b) Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and other, demand loan receivable from affiliate, accounts payable and accrued liabilities, accounts payable to affiliates, accrued interest, and demand loan payable to affiliates approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The fair value of interest rate derivatives is calculated using the income approach which uses period-end market rates and applies a discounted cash flow valuation model.

The estimated fair value of the Partnership’s and its subsidiaries’ long-term debt as at September 30, 2013 and December 31, 2012 are as follows:

(unaudited)	September 30, 2013		December 31, 2012(a)
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Credit Facility due 2017	350	350	312	312
Term Loan Facility due 2018	500	500	-	-
4.65% Senior Notes due 2021	349	353	349	372
5.09% Unsecured Senior Notes due 2015	75	80	75	83
5.29% Unsecured Senior Notes due 2020	100	114	100	123
5.69% Unsecured Senior Notes due 2035	150	172	150	201
3.82% Series D Senior Notes due 2017	27	29	27	30
	1,551	1,598	1,013	1,121

(a)     Recast as discussed in Note 2 and Note 4.

Long-term debt is recorded at amortized cost and classified in Level II of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified in Level II.

The Partnership’s floating rate debt is subject to interest rate cash flow risk. The Partnership uses interest rate derivatives to manage its exposure to interest rate risk.

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the Term Loan Facility. The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility by interest rate swaps from September 3, 2013 through July 1, 2018 ($150 million of interest rate swaps mature on July 1, 2018), where the weighted average fixed interest rate paid is 2.79 percent. At September 30, 2013, the fair value of the interest rate swaps accounted for as cash flow hedges was negative $1 million which is classified as other long-term liability (refer to Note 6). In 2013, the Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges. The change in fair value of interest rate derivative instruments recognized in other comprehensive income is $1 million for the three and nine months ended September 30, 2013.

NOTE 14                  ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	September 30, 2013	December 31, 2012(a)

Trade accounts receivable, net of allowance of nil	29	31
Accounts receivable from affiliates	1	1
Other	3	6
	33	38

(a)               Recast as discussed in Note 2 and Note 4.

NOTE 15                  SUBSEQUENT EVENTS

On October 24, 2013, the board of directors of our General Partner declared the Partnership’s third quarter 2013 cash distribution in the amount of $0.81 per common unit payable on November 14, 2013 to unitholders of record as of November 5, 2013.

Great Lakes declared its third quarter 2013 distribution of $3 million on October 22, 2013, of which the Partnership will receive its 46.45 percent share or $2 million on November 1, 2013.

Northern Border declared its third quarter 2013 distribution of $38 million on October 22, 2013, of which the Partnership will receive its 50 percent share or $19 million on November 1, 2013.

GTN declared its third quarter 2013 distribution of $30 million on October 22, 2013 payable on November 1, 2013.

Bison declared its third quarter 2013 distribution of $11 million on October 22, 2013 payable on November 1, 2013.

The Partnership expects to make a $31 million equity contribution to Northern Border in the fourth quarter of 2013 to fund repayment of the Northern Border Credit Facility.

The Partnership expects to make a $5 million equity contribution to Great Lakes in the fourth quarter of 2013 to further fund debt repayments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT BUSINESS DEVELOPMENTS

Great Lakes Rate Settlement – On September 27, 2013, Great Lakes filed with FERC a settlement with its customers to modify its transportation rates beginning on November 1, 2013. The settlement is expected to be approved by FERC before the end of the year. The settlement establishes maximum recourse transportation rates on the Great Lakes system. Commencing November 2013, rates will increase, compared to current rates, by approximately 21 percent. This will result in a modest increase in the portion of Great Lakes’ revenue derived from its recourse rate contracts. The settlement includes a moratorium on filing rate cases or challenging the settlement rates between November 1, 2013 and March 31, 2015 and requires that Great Lakes file to have new rates in effect no later than January 1, 2018.

GTN and Bison Additional Membership Interests Acquisition - On July 1, 2013, the Partnership acquired additional 45 percent membership interests in each of GTN and Bison (the 2013 Acquisition) from subsidiaries of TransCanada. The total purchase price of the 2013 Acquisition, subject to certain post-closing adjustments, was $1,050 million plus closing adjustments for working capital of $17 million. The purchase price consisted of (i) $750 million for the GTN membership interest (less $146 million, which reflected 45 percent of GTN’s outstanding debt at the time of the 2013 Acquisition), (ii) $300 million for the membership interest in Bison and (iii) closing working capital adjustments. Refer to Note 4 within Item 1. “Financial Statements” for additional disclosure regarding the 2013 Acquisition.

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

Cash Distributions – On October 24, 2013, the board of directors of our General Partner declared the Partnership’s third quarter 2013 cash distribution in the amount of $0.81 per common unit payable on November 14, 2013 to unitholders of record as of November 5, 2013.

Northern Border – Northern Border’s long-haul capacity is substantially contracted through March 2015. Northern Border has continued to successfully negotiate contract extensions for expiring capacity from Canada to Ventura. The majority of these extensions are for terms of three years or longer.

Outlook of Our Business

The 2013 Acquisition increased the Partnership’s interests in each of GTN and Bison from 25 percent to 70 percent which is expected to improve the Partnership’s long-term cash flow stability and predictability. The transaction will also reduce the Partnership’s relative exposure to Great Lakes which is currently experiencing lower earnings and more variable cash flow than in prior years.

The results from the ownership interests in the other pipelines in our portfolio continue to be relatively consistent year over year reflecting the longer term contract status and recent regulatory settlements.

REGULATORY ENVIRONMENT

FERC Rate Proceedings

Great Lakes – Refer to Recent Business Developments above for information regarding Great Lakes rate settlement.

Northern Border – In January 2013, FERC gave final approval for the Northern Border Settlement which establishes maximum long-term transportation rates and charges on the Northern Border system effective January 1, 2013. Northern Border’s previous reservation rates were reduced by approximately 11 percent.

HOW WE EVALUATE OUR OPERATIONS

We evaluate our business primarily on the basis of the underlying operating results for each of our pipeline systems, along with a measure of Partnership cash flows. This measure does not have any standardized meaning prescribed by GAAP. It is, therefore, considered to be a non-GAAP measure and is unlikely to be comparable to similar measures presented by other entities. Partnership cash flows include net income attributable to controlling interests, less net income attributed to 45 percent interests in each of GTN and Bison not owned prior to July 1, 2013, plus operating cash flows from North Baja and Tuscarora, and cash distributions received from Great Lakes, Northern Border, GTN and Bison, less equity earnings from unconsolidated affiliates and Other Pipes’ net income as previously reported, plus net income attributable to non-controlling interests from consolidated subsidiaries after the 2013 Acquisition, and net of distributions declared to the General Partner. Partnership cash flows before General Partner distributions represent Partnership cash flows prior to distributions paid to the General Partner.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three and nine months ended September 30, 2013.

Information about our critical accounting policies and estimates is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

The 2013 Acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of GTN and Bison were recorded at TransCanada’s carrying value and the Partnership’s historical financial information was recast to consolidate GTN and Bison for all periods presented. Refer to Recent Business Developments for additional information regarding the 2013 Acquisition.

Net Income Attributable to Controlling Interests

To supplement our financial statements, we have presented a comparison of the earnings contribution components from each of our investments. We have presented net income attributable to controlling interests in this format to enhance investors’ understanding of the way management analyzes our financial performance. We believe this summary provides a more meaningful comparison of our current period net income attributable to controlling interests relative to prior periods, as we account for our partially-owned pipeline systems using the equity method. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2013	2012(a)	2013(a)	2012(a)

Net income:
GTN	19	18	56	58
Bison	11	11	33	34
North Baja	6	6	18	17
Tuscarora	4	4	12	12
Equity earnings/(losses):
Great Lakes	(2)	6	-	23
Northern Border	17	18	48	54
Partnership expenses	(9)	(6)	(26)	(22)
Net income	46	57	141	176
Net income attributable to non-controlling interests	9	9	27	28
Net income attributable to controlling interests	37	48	114	148

(a)               Financial information was recast to consolidate GTN and Bison for all periods presented.

Third Quarter 2013 Compared with Third Quarter 2012

For the three months ended September 30, 2013, net income attributable to controlling interests decreased by $11 million to $37 million compared to $48 million in the third quarter of 2012. This decrease was primarily due to lower equity earnings from Great Lakes and increased Partnership expenses.

Equity losses from Great Lakes were $2 million in the third quarter of 2013, whereas Great Lakes had equity earnings of $6 million in the same period in 2012. The decrease of $8 million was due to lower revenue resulting from capacity contracted at lower rates and volumes in the third quarter of 2013 compared to the same period in 2012.

Partnership expenses were $9 million in the third quarter of 2013, an increase of $3 million compared to the same period in 2012. This increase was due to higher interest expense as a result of the $500 million term loan obtained to finance a portion of the purchase price of the 2013 Acquisition.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013, net income attributable to controlling interests decreased by $34 million to $114 million compared to $148 million for the same period in 2012. This decrease was primarily due to lower equity earnings from Great Lakes and Northern Border and increased Partnership expenses.

Equity earnings from Great Lakes was nil for the nine months ended September 30, 2013, a decrease of $23 million compared to the same period in 2012. The decrease was due to lower revenue resulting from capacity contracted at lower rates and volumes during the nine months ended September 30, 2013 compared to the same period in 2012.

Equity earnings from Northern Border were $48 million for the nine months ended September 30, 2013, a decrease of $6 million compared to the same period in 2012. This decrease was due to the 11 percent reservation rates reduction resulting from the Northern Border Settlement which became effective in January 2013.

Partnership expenses were $26 million for the nine months ended September 30, 2013, an increase of $4 million compared to the same period in 2012. This increase was due to acquisition and interest expenses incurred in relation to the acquisition of additional interests in GTN and Bison.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity include distributions received from our investments in unconsolidated affiliates, operating cash flows from GTN, Bison, North Baja and Tuscarora, public offerings of debt and equity, term loans and our bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions primarily with operating cash flow. Long-term capital needs may be met through the issuance of long-term debt and/or equity.

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

Our cash flow is based on the distributions from our portfolio of six pipelines. Reduced transportation revenue on Great Lakes has resulted in lower and more variable cash flow from Great Lakes than in prior years. Overall, we believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with a history of consistent cash flow from operating activities, and the 2013 Acquisition provide a solid foundation to meet future liquidity and capital requirements. We expect to be able to fund our liquidity requirements at the Partnership level over the next 12 months, including our distributions, utilizing our cash flow and our existing Senior Credit Facility as required.

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

Partnership cash flows include net income attributable to controlling interests, less net income attributed to 45 percent interests in each of GTN and Bison not owned prior to July 1, 2013, plus operating cash flows from North Baja and Tuscarora, and cash distributions received from Great Lakes, Northern Border, GTN and Bison, less equity earnings from unconsolidated affiliates and Other Pipes’ net income as previously reported, plus net income attributable to non-controlling interests from consolidated subsidiaries after the 2013 Acquisition, and net of distributions declared to the General Partner. Partnership cash flows before General Partner distributions represent Partnership cash flows prior to distributions paid to the General Partner.

Partnership cash flows and Partnership cash flows before General Partner distributions are provided as a supplement to GAAP financial results and are not meant to be considered in isolation or as substitutes for financial results prepared in accordance with GAAP.

Non-GAAP Measures

Reconciliations of Net Income attributable to controlling interests to Partnership Cash Flows

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars except per common unit amounts)	2013	2012	2013	2012
Net income attributable to controlling interests(d)	37	48	114	148
Less net income attributed to 45 percent interests in GTN and Bison not owned prior to July 1, 2013 (d)	-	(13)	(26)	(41)
Net income as previously reported	37	35	88	107

Add:
Cash distributions from Great Lakes (a)	3	11	15	34
Cash distributions from Northern Border (a)	22	20	66	71
Cash distributions from GTN (a)	19	7	33	21
Cash distributions from Bison (a)	11	4	18	12
Cash flows provided by North Baja’s and Tuscarora’s operating activities	13	13	39	37
	68	55	171	175

Less:
Equity earnings/(losses) as previously reported:
Great Lakes	2	(6)	-	(23)
Northern Border	(17)	(18)	(48)	(54)
GTN	-	(5)	(9)	(15)
Bison	-	(2)	(6)	(8)
	(15)	(31)	(63)	(100)
Other Pipes’ net income as previously reported (e)
GTN	(19)	-	(19)	-
Bison	(11)	-	(11)	-
North Baja	(6)	(6)	(18)	(17)
Tuscarora	(4)	(4)	(12)	(12)
	(40)	(10)	(60)	(29)
Net income attributable to non-controlling interests after the 2013 Acquisition	9	-	9	-
	(46)	(41)	(114)	(129)

Partnership cash flows before General Partner distributions	59	49	145	153
General Partner distributions (b)	(1)	(1)	(3)	(3)

Partnership cash flows	58	48	142	150

Cash distributions declared	(52)	(43)	(146)	(127)
Cash distributions declared per common unit (c)	$0.81	$0.78	$2.40	$2.33
Cash distributions paid	(52)	(43)	(137)	(127)
Cash distributions paid per common unit (c)	$0.81	$0.78	$2.37	$2.32

(a) In accordance with the cash distribution policies of the respective entities, cash distributions from Great Lakes, Northern Border, GTN and Bison are based on their respective prior quarter financial results. Distributions from GTN and Bison are based on 70 percent ownership starting from July 1, 2013.

(b) General Partner distributions represent the cash distributions paid to the General Partner with respect to its two percent interest plus an amount equal to incentive distributions. Incentive distributions in the first three quarters of 2013 and 2012 were nil.

(c) Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner’s allocation, by the number of common units outstanding. The General Partner’s allocation is computed based upon the General Partner’s two percent interest plus an amount equal to incentive distributions.

(d) Financial information was recast to consolidate GTN and Bison for all periods presented. Prior to the 2013 Acquisition, our net income was $35 million and $107 million for the three and nine months ended September 30, 2012, respectively, reflecting 25 percent ownership in each of GTN and Bison. As part of the recast, we show net income of $48 million and $148 million for the three and nine months ended September 30, 2012, respectively, as if we owned 70 percent in each of GTN and Bison. Net income attributed to GTN and Bison’s former parent of $13 million and $41 million, reflecting the 45 percent interests not then owned by the Partnership, for the three and nine months ended September 30, 2012, respectively, reconciles the net income as previously reported and that after the recast.

(e) “Other Pipes” includes the results of North Baja and Tuscarora prior to July 1, 2013. Since July 1, 2013, it includes the results of GTN, Bison, North Baja and Tuscarora.

Third Quarter 2013 Compared with Third Quarter 2012

For the three months ended September 30, 2013, Partnership cash flows were $58 million, a $10 million increase compared to the $48 million in the third quarter of 2012. This increase was primarily due to the increased cash distributions from GTN and Bison of $19 million beginning July 1, 2013 as a result of the 2013 Acquisition. It was partially offset by lower cash distributions from Great Lakes of $8 million as compared to the same period of 2012 for reasons consistent with the reduction in earnings previously discussed under “Results of Operations”.

The Partnership paid distributions of $52 million in the third quarter of 2013, an increase of $9 million compared to the same period in 2012. This increase was due to a $0.03 increase in the distribution per common unit in the second quarter of 2013, as well as an increase in the number of common units outstanding resulting from the May 2013 equity issuance.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013, Partnership cash flows were $142 million, an $8 million decrease compared to the $150 million in the same period of 2012. This decrease was primarily due to lower cash distributions from Great Lakes of $19 million and Northern Border of $5 million as compared to the same period of 2012, consistent with the reductions in earnings previously discussed under “Results of Operations”. This decrease was offset by increased cash distributions from GTN and Bison as a result of the 2013 Acquisition.

The Partnership paid distributions of $137 million in the nine months ended September 30, 2013, an increase of $10 million compared to the same period in 2012. This increase was due to a $0.03 increase in the distribution per common unit in the second quarter of 2013, as well as an increase in the number of common units outstanding resulting from the May 2013 equity issuance.

Other Cash Flows

On July 1, 2013, the Partnership acquired additional 45 percent membership interests in each of GTN and Bison from subsidiaries of TransCanada. The total purchase price of the 2013 Acquisition, subject to certain post-closing adjustments, of $1,050 million plus closing adjustments for working capital of $17 million, was financed using a combination of debt and equity. Refer to Note 4 within Item 1. “Financial Statements” for additional disclosure regarding the 2013 Acquisition.

In the first quarter of 2013, the Partnership made an equity contribution of $4 million to Great Lakes which was used to fund debt repayments.

In the second quarter of 2013, Bison’s former parent made an equity contribution to Bison of $18 million which was used to repay inter-affiliate debt primarily related to pipeline construction costs, including reclamation and restoration work.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of September 30, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

Senior Credit Facility due 2017	350	-	350
Term Loan Facility due 2018	500	-	500
4.65% Senior Notes due 2021	349	-	349
5.09% Senior Notes due 2015	75	-	75
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
3.82% Series D Notes due 2017	27	3	24
	1,551	3	1,548

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $350 million was outstanding at September 30, 2013 (December 31, 2012 - $312 million), leaving $150 million available for future borrowing.

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.44 and 1.45 percent for the three and nine months ended September 30, 2013 (2012 – 1.62 and 1.63 percent). The LIBOR-based interest rate was 1.44 percent at September 30, 2013 (December 31, 2012 – 1.47 percent).

On July 2, 2013, the Partnership borrowed $500 million under a new Term Loan Facility with a syndicate of lenders, which matures on July 1, 2018. The outstanding principal amount bears interest based, at the Partnership’s election, on the LIBOR or the base rate plus, in either case, an applicable margin.

The LIBOR based interest rate on the Term Loan Facility averaged 1.44 for the three months ended September 30, 2013. After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.56 percent for the three months ended September 30, 2013. Prior to hedging activities, the LIBOR-based interest rate was 1.44 percent at September 30, 2013.

At September 30, 2013, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

Series D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreement contains certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Market Risk and Interest Rate Risk for additional information regarding the derivatives.

Great Lakes’ contractual obligations related to debt as of September 30, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2014 to 2018	45	9	36
9.09% series Senior Notes due 2013 and 2021	90	10	80
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	345	19	326

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $186 million of Great Lakes’ partners’ capital was restricted as to distributions as of September 30, 2013 (December 31, 2012 – $191 million). Great Lakes was in compliance with all of its financial covenants at September 30, 2013.

Northern Border’s contractual obligations related to debt as of September 30, 2013 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	-	100
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016	123	-	123
	473	-	473

As of September 30, 2013, $123 million was outstanding under its $200 million revolving credit agreement, leaving $77 million available for future borrowings. The weighted average interest rate related to the borrowings on the credit agreement was 1.31 percent as of September 30, 2013 (2012 – 1.36). At September 30, 2013, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $6 million as of September 30, 2013 in connection with various capital overhaul projects, pipeline integrity projects and a transformer upgrade.

Bison had commitments of $1 million as of September 30, 2013 in connection with reclamation and restoration work associated with the construction of the pipeline.

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

Bison’s former parent made an equity contribution to Bison of $18 million in the second quarter of 2013. This amount represents former parent’s 75 percent share of a $24 million cash call from Bison to repay inter-affiliate debt primarily related to pipeline construction costs, including reclamation and restoration work.

The Partnership expects to make a $31 million equity contribution to Northern Border in the fourth quarter of 2013 to fund repayment of the Northern Border Credit Facility.

To the extent the Partnership has any additional capital requirements with respect to our pipeline systems or acquisitions in the future, we expect to fund these requirements with operating cash flows, debt and/or equity.

2013 Third Quarter Cash Distribution

On October 24, 2013, the board of directors of our General Partner declared the Partnership’s third quarter 2013 cash distribution in the amount of $0.81 per common unit payable on November 14, 2013 to unitholders of record as of November 5, 2013.

RELATED PARTY TRANSACTIONS

Please read Note 12 within Item 1. “Financial Statements” for information regarding related party transactions.

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

Market risk is the risk that changes in market interest rates may result in fluctuations in the fair values or cash flows of financial instruments. At September 30, 2013, our interest rate exposure results from our Senior Credit Facility and Term Loan Facility under which $850 million, or 55 percent of our outstanding debt was subject to variability in LIBOR interest rates. If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at September 30, 2013, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $9 million.

As of September 30, 2013, $123 million, or 26 percent of Northern Border’s outstanding debt was at floating rates (December 31, 2012 — 26 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at September 30, 2013, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.

Great Lakes, GTN and Tuscarora utilize fixed-rate debt; therefore, they are not exposed to market risk due to floating interest rates. Interest rate risk does not apply to Bison and North Baja, as they currently do not have any debt.

The Partnership and our pipeline systems regularly assess the impact of interest rate fluctuations on future cash flows, evaluate hedging opportunities and enter into hedging arrangements to mitigate interest rate risk. We use derivatives as part of our overall risk management policy to assist in managing exposures to market risk resulting from these activities within established policies and procedures. Derivative contracts used to manage market risk generally consist of the following:

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

The Partnership’s floating rate debt is subject to interest rate cash flow risk. The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility by interest rate swaps from September 3, 2013 through July 1, 2018 ($150 million of interest rate swaps mature on July 1, 2018), where the weighted average fixed interest rate paid is 2.79 percent. The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the Term Loan Facility. At September 30, 2013, the fair value of the interest rate swaps accounted for as cash flow hedges was negative $1 million which is classified as other long-term liability. In 2013, the Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges. The change in fair value of interest rate derivative instruments recognized in other comprehensive income is $1 million for the three and nine months ended September 30, 2013.

The carrying value of cash and cash equivalents, accounts receivable and other, demand loan receivable from affiliate, accounts payable and accrued liabilities, accounts payable to affiliates, accrued interest, and demand loan payable to affiliates approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The fair value of interest rate derivatives is calculated using the income approach which uses period-end market rates and applies a discounted cash flow valuation model. The estimated fair value of the Partnership’s and its subsidiaries’ long-term debt as at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012(a)
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Credit Facility due 2017	350	350	312	312
Term Loan Facility due 2018	500	500	-	-
4.65% Senior Notes due 2021	349	353	349	372
5.09% Unsecured Senior Notes due 2015	75	80	75	83
5.29% Unsecured Senior Notes due 2020	100	114	100	123
5.69% Unsecured Senior Notes due 2035	150	172	150	201
3.82% Series D Senior Notes due 2017	27	29	27	30
	1,551	1,598	1,013	1,121

(a)       Financial information was recast to consolidate GTN and Bison.

Long-term debt is recorded at amortized cost and classified in Level II of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified in Level II.

OTHER RISKS

The Partnership is influenced by the same factors that influence our pipeline systems. None of our pipeline systems own any of the natural gas they transport; therefore, they do not assume any of the related natural gas commodity price risk with respect to transported natural gas volumes.

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of the financial instruments with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable. At September 30, 2013, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $33 million (December 31, 2012 – $38 million).

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet their financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At September 30, 2013, the Partnership had a committed revolving bank line of $500 million maturing in 2017 with an outstanding balance of $350 million. In addition, at September 30, 2013, Northern Border had a committed revolving bank line of $200 million maturing in 2016, of which $123 million was drawn.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Our General Partner continues to implement an Enterprise Resource Planning system that will likely affect some processes supporting internal control over financial reporting in 2014. The implementation is expected to begin January 1, 2014.

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

Great Lakes v. Essar Steel Minnesota LLC, et al.- In March 2013, FERC dismissed the complaint filed by Essar against Great Lakes, and the Federal District Court also dismissed Essar’s defenses. During first quarter 2013, the Federal District Court also ruled favorably on a summary judgment motion for Great Lakes. During the second quarter 2013, the parties resolved all outstanding issues and trial on the damages is set to occur in early 2014.

State of South Dakota Use Tax Appeal – In the third quarter of 2013, the South Dakota Department of Revenue determined that the gas used by Northern Border to fuel compressors is taxable. On October 11, 2013, Northern Border filed an appeal of this decision in the South Dakota Circuit Court, Sixth Judicial Circuit.

GTN vs. PacifiCorp - In December 2009, PacifiCorp filed suit against GTN and Northwest Pipeline in Oregon State Court for approximately $7 million for alleged damage to equipment at its natural gas generating facility in Hermiston, Oregon.  Upon GTN motion, the case was removed to the U.S. District Court for the District of Oregon and is scheduled for trial in March 2014.

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

As of September 30, 2013, our consolidated indebtedness was $1,551 million. This level of debt could have negative consequences to the Partnership including the following:

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

Item 6.                                                                                                                                                         Exhibits

No.	Description

*10.1	Term Loan Agreement, dated as of July 1, 2013, between the Partnership and the lenders (Exhibit 10.1 to TC PipeLines, LP’s Form 8-K filed on July 3, 2013)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Indicates exhibits incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of October, 2013

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By:	/s/ Steven D. Becker

Steven D. Becker
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:	/s/ Sandra P. Ryan-Robinson

Sandra P. Ryan-Robinson
Controller
TC PipeLines GP, Inc. (Principal Financial Officer)

EXHIBIT INDEX

No.	Description

*10.1	Term Loan Agreement, dated as of July 1, 2013, between the Partnership and the lenders (Exhibit 10.1 to TC PipeLines, LP’s Form 8-K filed on July 3, 2013)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Indicates exhibits incorporated by reference