Form 10-Q
period 2014-03-31
TC PIPELINES LP
filed 2014-04-29
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes ☐                    No ☒

As of April 29, 2014, there were 62,327,766 of the registrant’s common units outstanding.

TC PIPELINES, LP

Page No.

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Acquisition	Acquisition of an additional 45 percent membership interest in each of GTN and Bison by the Partnership
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bison	Bison Pipeline LLC
Carty Lateral	The proposed GTN lateral pipeline
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
Great Lakes Rate Settlement	Stipulation and Agreement of Settlement for Great Lakes regarding its rates and terms and conditions of service
GTN	Gas Transmission Northwest LLC
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Other Pipes	GTN, Bison, North Baja and Tuscarora
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja and Tuscarora
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior credit facility under revolving credit agreement as amended and restated, dated November 20, 2012
Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America

Unless the context clearly indicates otherwise, TC PipeLines, LP and its subsidiaries are collectively referred to in this quarterly report as “we,” “us,” “our” and “the Partnership.” We use “our pipeline systems” and “our pipelines” when referring to the Partnership’s ownership interests in Gas Transmission Northwest LLC (GTN), Northern Border Pipeline Company (Northern Border), Bison Pipeline LLC (Bison), Great Lakes Gas Transmission Limited Partnership (Great Lakes), North Baja Pipeline, LLC (North Baja) and Tuscarora Gas Transmission Company (Tuscarora).

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

o     weather conditions;

o     availability and location of natural gas supplies in Canada and the U.S. in relation to our pipeline systems;

o     competition from other pipeline systems;

o     natural gas storage levels; and

o     rates and terms of service;

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

These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2013. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I – FINANCIAL INFORMATION

Item 1.                                 Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars except per common unit amounts)	2014	2013(a)

Transmission revenues	87	86
Equity earnings from unconsolidated affiliates (Note 3)	33	18
Operation and maintenance expenses	(12)	(13)
Property taxes	(6)	(6)
General and administrative	(2)	(2)
Depreciation	(21)	(21)
Financial charges and other	(12)	(9)
Net income	67	53

Net income attributable to non-controlling interests	10	10
Net income attributable to controlling interests	57	43

Net income attributable to controlling interests allocation (Note 5)
Common units	56	28
General Partner	1	1
	57	29

Net income per common unit (Note 5) – basic and diluted	$0.90	$0.52

Weighted average common units outstanding (millions) – basic and diluted	62.3	53.5

Common units outstanding, end of period (millions)	62.3	53.5

(a)       Recast as discussed in Note 2.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2014	2013(a)

Net income	67	53
Other comprehensive income
Change in fair value of cash flow hedges (Note 9)	-	-
Reclassification to net income of gains and losses on cash flow hedges (Note 9)	-	-
	-	-
Total comprehensive income	67	53
Comprehensive income attributable to non-controlling interests	10	10
Comprehensive income attributable to controlling interests	57	43

(a)       Recast as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	March 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	41	25
Accounts receivable and other (Note 10)	34	37
Inventories	7	7
	82	69
Investments in unconsolidated affiliates (Note 3)	1,206	1,195
Plant, property and equipment
(Net of $695 accumulated depreciation; 2013 - $674)	2,021	2,042
Goodwill	130	130
Other assets	7	7
	3,446	3,443

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	21	19
Accounts payable to affiliates (Note 8)	30	29
Accrued interest	12	4
Current portion of long-term debt (Note 4)	3	3
	66	55
Long-term debt (Note 4)	1,565	1,575
Other liabilities	24	24
	1,655	1,654
Partners’ Equity
Common units	1,327	1,322
General partner	28	28
Accumulated other comprehensive loss	(1)	(1)
Controlling interests	1,354	1,349
Non-controlling interests	437	440
	1,791	1,789
	3,446	3,443

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2014	2013 (a)

Cash Generated From Operations
Net income	67	53
Depreciation	21	21
Equity earnings in excess of cumulative distributions:
Northern Border	(2)	-
Great Lakes	(5)	-
Change in long-term liabilities	-	1
Change in operating working capital (Note 7)	16	8
	97	83
Investing Activities
Cumulative distributions in excess of equity earnings:
Northern Border	-	5
Great Lakes	-	4
Investment in Great Lakes	(4)	(4)
Capital expenditures	(2)	-
Change in affiliate demand loan receivable	-	(17)
	(6)	(12)
Financing Activities
Distributions paid (Note 6)	(52)	(43)
Distributions paid to non-controlling interests	(13)	(11)
Change in affiliate demand loan payable	-	2
Long-term debt issued	-	2
Long-term debt repaid	(10)	(5)
Distributions paid to former parent of GTN and Bison	-	(17)
	(75)	(72)
Increase/(decrease) in cash and cash equivalents	16	(1)
Cash and cash equivalents, beginning of period	25	3
Cash and cash equivalents, end of period	41	2

(a)       Recast as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Three months ended March 31, 2014

(unaudited)	(millions of units)	(millions of dollars)

Common Units
Balance at beginning of period	62.3	1,322
Net income		56
Distributions paid		(51)
Balance at end of period	62.3	1,327
General Partner
Balance at beginning of period		28
Net income		1
Distributions paid		(1)
Balance at end of period		28
Accumulated Other Comprehensive Loss(a)
Balance at beginning of period		(1)
Other comprehensive loss		-
Balance at end of period		(1)
Equity attributable to controlling interests		1,354

Equity attributable to non-controlling interests
Balance at beginning of period		440
Net income		10
Distributions paid to non-controlling interests		(13)
Balance at end of period		437
Total Equity at March 31, 2014	62.3	1,791

(a)       Losses related to cash flow hedges reported in Accumulated Other Comprehensive Loss and expected to be reclassified to Net Income in the next 12 months are estimated to be $1 million. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual value of interest rates at the date of settlement.

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

NOTE 2        SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain items from that Note are repeated or updated below as necessary to assist in understanding the accompanying financial statements.

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

On July 1, 2013, the Partnership acquired an additional 45 percent membership interest in each of GTN and Bison (the 2013 Acquisition) from subsidiaries of TransCanada which resulted in a 70 percent ownership in each of GTN and Bison. The 2013 Acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of GTN and Bison were recorded at TransCanada’s carrying value and the Partnership’s historical financial information was recast to consolidate GTN and Bison for all periods presented.

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

NOTE 3        INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Northern Border and Great Lakes are regulated by FERC and are operated by TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees.

	Ownership	Equity Earnings from Unconsolidated Affiliates		Investments in Unconsolidated Affiliates

	Interest at	Three months
(unaudited)	March 31,	ended March 31,		March 31,	December 31,
(millions of dollars)	2014	2014	2013	2014	2013

Northern Border(a)	50%	23	16	525	523
Great Lakes	46.45%	10	2	681	672
		33	18	1,206	1,195

(a)                Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

Northern Border

The Partnership recorded no undistributed earnings from Northern Border for the three months ended March 31, 2014 and 2013.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	March 31, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	40	27
Other current assets	44	34
Plant, property and equipment, net	1,191	1,197
Other assets	32	33
	1,307	1,291

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	62	51
Deferred credits and other	20	19
Long-term debt, including current maturities	411	411
Partners’ equity
Partners’ capital	816	812
Accumulated other comprehensive loss	(2)	(2)
	1,307	1,291

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2014	2013

Transmission revenues	86	72
Operating expenses	(18)	(19)
Depreciation	(15)	(15)
Financial charges and other	(6)	(5)
Net income	47	33

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2014. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership recorded no undistributed earnings from Great Lakes for the three months ended March 31, 2014 and 2013.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	March 31, 2014	December 31, 2013

ASSETS
Current assets	69	52
Plant, property and equipment, net	764	771
	833	823

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	28	28
Long-term debt, including current maturities	326	335
Partners’ equity	479	460
	833	823

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2014	2013

Transmission revenues	48	35
Operating expenses	(12)	(15)
Depreciation	(7)	(8)
Financial charges and other	(7)	(7)
Net income	22	5

NOTE 4        CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)
(millions of dollars)	March 31, 2014	December 31, 2013

Senior Credit Facility due 2017	370	380
Term Loan Facility due 2018	500	500
4.65% Unsecured Senior Notes due 2021	349	349
5.09% Unsecured Senior Notes due 2015	75	75
5.29% Unsecured Senior Notes due 2020	100	100
5.69% Unsecured Senior Notes due 2035	150	150
3.82% Series D Senior Notes due 2017	24	24
	1,568	1,578
Less: current portion of long-term debt	3	3
	1,565	1,575

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $370 million was outstanding at March 31, 2014 (December 31, 2013 - $380 million), leaving $130 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.42 percent for the three months ended March 31, 2014 (2013 – 1.46 percent). The LIBOR-based interest rate was 1.41 percent at March 31, 2014 (December 31, 2013 – 1.42 percent).

The LIBOR-based interest rate on the Term Loan Facility averaged 1.42 percent for the three months ended March 31, 2014. After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.83 percent for three months ended March 31, 2014. Prior to hedging activities, the LIBOR-based interest rate was 1.41 percent at March 31, 2014 (December 31, 2013 – 1.42 percent).

GTN’s Senior Notes provisions contain a covenant that limits total debt to no greater than 70 percent of total capitalization.

Series D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

At March 31, 2014, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Second Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required on the long-term debt are as follows:

(unaudited)
(millions of dollars)

2014	3
2015	79
2016	4
2017	383
2018	500
Thereafter	599
1,568

NOTE 5        NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income attributable to controlling interests, after deduction of the General Partner’s allocation and net income attributed to GTN’s and Bison’s former parent, by the weighted average number of common units outstanding. The General Partner’s allocation is equal to an amount based upon the General Partner’s effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement.

Net income per common unit was determined as follows:

	Three months ended
(unaudited)	March 31,
(millions of dollars, except per common unit amounts)	2014	2013

Net income(a)	67	53
Net income attributed to GTN’s and Bison’s former parent(a)	-	(14)
Net income attributable to non-controlling interests(a)	(10)	(10)
Net income allocated to partners(b)	57	29
Net income allocated to General Partner	1	1
Net income allocable to common units	56	28
Weighted average common units outstanding (millions) – basic and diluted	62.3	53.5
Net income per common unit – basic and diluted	$0.90	$0.52

(a)       Recast as discussed in Note 2.

(b)       Net income allocated to partners excludes net income attributed to GTN’s and Bison’s former parent as it was allocated to TransCanada and was not allocable to either the general partner or common units.

NOTE 6        CASH DISTRIBUTIONS

For the three months ended March 31, 2014, the Partnership distributed $0.81 per common unit (2013 – $0.78 per common unit) for a total of $52 million (2013 - $43 million). The distributions paid for the three months ended March 31, 2014 and 2013 included no incentive distributions to the General Partner.

NOTE 7        CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Three months ended March 31,
(millions of dollars)	2014	2013(a)

Change in accounts receivable and other	3	5
Change in accounts payable and accrued liabilities	4	(4)
Change in accounts payable to affiliates	1	(1)
Change in accrued interest	8	8
Change in operating working capital	16	8

(a)       Recast as discussed in Note 2.

NOTE 8        RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million for the three months ended March 31, 2014 (2013 – $1 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three months ended March 31, 2014 and 2013 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at March 31, 2014 and December 31, 2013 are summarized in the following tables:

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2014	2013

Capital and operating costs charged by TransCanada’s subsidiaries to:
GTN (a)	6	7
Northern Border (a)	7	7
Bison (a)	1	1
Great Lakes (a)	7	8
North Baja	1	1
Tuscarora	1	1
Impact on the Partnership’s net income attributable to controlling interests:
GTN (b)	4	5
Northern Border	4	3
Bison (b)	1	1
Great Lakes	3	4
North Baja	1	1
Tuscarora	1	1

(a)       Represents 100 percent of the costs.

(b)       Recast as discussed in Note 2.

(unaudited)
(millions of dollars)	March 31, 2014	December 31, 2013

Amount payable to TransCanada’s subsidiaries for costs charged in the period by:
GTN (a)	2	3
Northern Border (a)	2	3
Bison (a)	1	-
Great Lakes (a)	3	3
North Baja	1	1
Tuscarora	-	-

(a)       Represents 100 percent of the costs.

Great Lakes’ earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. Great Lakes earned $22 million of transportation revenues under these contracts for the three months ended March 31, 2014 (2013 - $21 million). These amounts represent 47 percent of total revenues earned by Great Lakes for the three months ended March 31, 2014 (2013 – 59 percent).

Revenue from TransCanada and its affiliates of $11 million is included in the Partnership’s equity earnings from Great Lakes for the three months ended March 31, 2014 (2013 - $10 million). At March 31, 2014, $11 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2013 - $11 million).

In 2013, the Partnership accrued $25 million of additional consideration in accordance with the 2013 Acquisition with respect to Carty Lateral. This amount was payable to a subsidiary of TransCanada and was included in accounts payable to affiliates as of March 31, 2014 and December 31, 2013. On April 11, 2014, the Partnership made a $25 million payment with respect to the Carty Lateral consideration. It was financed by cash on hand and a draw on the Senior Credit Facility.

NOTE 9        FAIR VALUE MEASUREMENTS

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

(b) Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, accounts payable to affiliates and accrued interest approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The fair value of interest rate derivatives is calculated using the income approach which uses period-end market rates and applies a discounted cash flow valuation model.

The estimated fair value of the Partnership’s long-term debt as at March 31, 2014 and December 31, 2013 are as follows:

(unaudited)	March 31, 2014		December 31, 2013
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Credit Facility due 2017	370	370	380	380
Term Loan Facility due 2018	500	500	500	500
4.65% Senior Notes due 2021	349	361	349	353
5.09% Unsecured Senior Notes due 2015	75	79	75	79
5.29% Unsecured Senior Notes due 2020	100	115	100	106
5.69% Unsecured Senior Notes due 2035	150	167	150	154
3.82% Series D Senior Notes due 2017	24	25	24	25
	1,568	1,617	1,578	1,597

Long-term debt is recorded at amortized cost and classified in Level II of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified in Level II for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices.

Market risk is the risk that changes in market interest rates may result in fluctuations in the fair values or cash flows of financial instruments. The Partnership’s floating rate debt is subject to LIBOR benchmark interest rate risk. The Partnership uses interest rate derivatives to manage its exposure to interest rate risk. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk.

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the Term Loan Facility. The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At March 31, 2014 and December 31, 2013, the fair value of the interest rate swaps accounted for as cash flow hedges was less than $1 million (both on a gross and net basis). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three months ended March 31, 2014 (2013 – nil). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was less than $1 million for the three months ended March 31, 2014 (2013 – nil). For the three months ended March 31, 2014, the net realized loss related to the interest rate swaps was $1 million and was included in financial charges and other (2013 – nil).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2014 and December 31, 2013.

NOTE 10      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	March 31, 2014	December 31, 2013

Trade accounts receivable, net of allowance of nil	33	33
Other	1	4
	34	37

NOTE 11      SUBSEQUENT EVENTS

On April 25, 2014, the board of directors of our General Partner declared the Partnership’s first quarter 2014 cash distribution in the amount of $0.81 per common unit payable on May 15, 2014 to unitholders of record as of May 5, 2014.

GTN declared its first quarter 2014 distribution of $36 million on April 7, 2014, of which the Partnership will receive its 70 percent share or $25 million on May 1, 2014.

Northern Border declared its first quarter 2014 distribution of $52 million on April 16, 2014, of which the Partnership will receive its 50 percent share or $26 million on May 1, 2014.

Bison declared its first quarter 2014 distribution of $16 million on April 7, 2014, of which the Partnership will receive its 70 percent share or $11 million on May 1, 2014.

Great Lakes declared its first quarter 2014 distribution of $29 million on April 7, 2014, of which the Partnership will receive its 46.45 percent share or $13 million on May 1, 2014.

On April 11, 2014, the Partnership made a $25 million payment to a subsidiary of TransCanada in accordance with the 2013 Acquisition with respect to the Carty Lateral. It was financed by cash on hand and a draw on the Senior Credit Facility (refer to note 8).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

RECENT BUSINESS DEVELOPMENTS

Cash Distributions – On April 25, 2014, the board of directors of our General Partner declared the Partnership’s first quarter 2014 cash distribution in the amount of $0.81 per common unit, payable on May 15, 2014 to unitholders of record as of May 5, 2014.

Outlook of Our Business

In 2014, the Partnership’s portfolio of six FERC-regulated interstate natural gas pipelines, five of which are backed by long-term, ship-or-pay contracts, is expected to deliver higher Partnership Cash flows as compared to 2013 primarily due to the increased membership interests in GTN and Bison. Great Lakes is expected to continue to contract largely on a short-term, short-haul basis; however, the higher recourse rates resulting from its recent settlement with shippers provide it with a greater opportunity to generate additional revenues as market conditions allow. Due to the effects of extended cold weather in the winter of 2013/14, management expects transportation revenues from our current pipeline systems to be modestly higher in 2014 when compared to 2013.

HOW WE EVALUATE OUR OPERATIONS

We evaluate our business primarily on the basis of the underlying operating results for each of our pipeline systems along with a measure of Partnership cash flows. This measure does not have a standardized meaning prescribed by GAAP. It is, therefore, considered to be a non-GAAP measure and is unlikely to be comparable to similar measures presented by other entities. Refer to Partnership Cash Flows for additional information.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three months ended March 31, 2014.

Information about our critical accounting policies and estimates is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2014	2013(a)

Net income:
GTN	22	21
Bison	12	11
North Baja	6	6
Tuscarora	4	4
Equity earnings:
Northern Border	23	16
Great Lakes	10	2
Partnership expenses	(10)	(7)
Net income	67	53
Net income attributable to non-controlling interests	10	10
Net income attributable to controlling interests	57	43

(a) Financial information was recast to consolidate GTN and Bison for the period presented.

First Quarter 2014 Compared with First Quarter 2013

For the three months ended March 31, 2014, net income attributable to controlling interests increased by $14 million to $57 million compared to $43 million in the first quarter of 2013. This increase was primarily due to higher equity earnings from Northern Border and Great Lakes partially offset by higher Partnership expenses.

Equity earnings from Northern Border were $23 million in the first quarter of 2014, an increase of $7 million compared to the same quarter in 2013. The increase was primarily due to Northern Border selling short-term services to its customers during the coldest periods this quarter.

Equity earnings from Great Lakes were $10 million in the first quarter of 2014, an increase of $8 million compared to the same period in 2013. The increase was primarily due to Great Lakes’ sales of daily capacity during the winter peaks, plus sales of some one year capacity. Additionally, Great Lakes had lower operation and maintenance expenses and property taxes in the first quarter of 2014 compared to the same period in 2013.

Partnership expenses were $10 million in the first quarter of 2014, an increase of $3 million compared to the same period in 2013. The increase was primarily due to interest expense incurred in relation to the $500 million term loan obtained to finance a portion of the 2013 Acquisition.

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

Our cash flow is based on the distributions from our portfolio of six pipelines. Overall, we believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with a history of consistent cash flow from operating activities, provide a solid foundation to meet future liquidity and capital requirements. We expect to be able to fund our liquidity requirements, including our distributions, at the Partnership level over the next 12 months utilizing our cash flow and our existing Senior Credit Facility if required.

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

Partnership cash flows include net income attributable to controlling interests, less net income attributed to GTN’s and Bison’s former parent, plus operating cash flows from North Baja and Tuscarora, and cash distributions received from GTN, Northern Border, Bison and Great Lakes, less equity earnings from unconsolidated affiliates and Other Pipes’ net income as previously reported, plus net income attributable to non-controlling interests from consolidated subsidiaries after the 2013 Acquisition, and net of distributions declared to the General Partner. Partnership cash flows before General Partner distributions represent Partnership cash flows prior to distributions paid to the General Partner.

Partnership cash flows and Partnership cash flows before General Partner distributions are provided as a supplement to GAAP financial results and are not meant to be considered in isolation or as substitutes for financial results prepared in accordance with GAAP.

Non-GAAP Measures

Reconciliations of Net Income Attributable to Controlling Interests to Partnership Cash Flows

	Three months ended
(unaudited)	March 31,
(millions of dollars except per common unit amounts)	2014	2013
Net income attributable to controlling interests (a)	57	43
Less net income attributed to GTN’s and Bison’s former parent (a)	-	(14)
Net income as previously reported	57	29

Add:
Cash distributions from GTN (b)	20	6
Cash distributions from Northern Border (b)	21	22
Cash distributions from Bison (b)	12	4
Cash distributions from Great Lakes (b)	5	6
Cash flows provided by North Baja’s and Tuscarora’s operating activities	13	13
	71	51
Less:
Equity earnings as previously reported:
GTN	-	(5)
Northern Border	(23)	(16)
Bison	-	(3)
Great Lakes	(10)	(2)
	(33)	(26)
Less:
Other Pipes’ net income as previously reported (c)
GTN	(22)	-
Bison	(12)	-
North Baja	(6)	(6)
Tuscarora	(4)	(4)
	(44)	(10)
Add:
Net income attributable to non-controlling interests after the 2013 Acquisition	10	-

Partnership cash flows before General Partner distributions	61	44
General Partner distributions (d)	(1)	(1)
Partnership cash flows	60	43

Cash distributions declared	(52)	(43)
Cash distributions declared per common unit (e)	$0.81	$0.78
Cash distributions paid	(52)	(43)
Cash distributions paid per common unit (e)	$0.81	$0.78

(a) Financial information for the three months ended March 31, 2013 was recast to consolidate GTN and Bison. Prior to the 2013 Acquisition, our net income was $29 million for the three months ended March 31, 2013, reflecting our 25 percent ownership in each of GTN and Bison at that time. As a result of the recast, net income attributable to controlling interests is $43 million for the three months ended March 31, 2013, as if we owned 70 percent in each of GTN and Bison. Net income attributed to GTN’s and Bison’s former parent of $14 million, reflecting the acquired ownership interests not then owned by the Partnership, reconciles the net income as previously reported and net income attributable to controlling interests.

(b) In accordance with the cash distribution policies of the respective entities, cash distributions from GTN, Northern Border, Bison and Great Lakes, are based on their respective prior quarter financial results. Distributions from GTN and Bison are based on 70 percent ownership starting from July 1, 2013.

(c) “Other Pipes” includes the results of North Baja and Tuscarora and, after July 1, 2013, also includes GTN and Bison.

(d) General Partner distributions represent the cash distributions paid to the General Partner with respect to its two percent interest plus an amount equal to incentive distributions. Incentive distributions in the first quarter of 2014 and 2013 were nil.

(e) Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner’s allocation, by the number of common units outstanding. The General Partner’s allocation is computed based upon the General Partner’s two percent interest plus an amount equal to incentive distributions.

First Quarter 2014 Compared with First Quarter 2013

Partnership cash flows increased $17 million to $60 million for the three months ended March 31, 2014 compared to $43 million in the first quarter of 2013. This increase was primarily due to increased cash distributions from GTN and Bison of $22 million as a result of the 2013 Acquisition.

The Partnership paid distributions of $52 million in the first quarter of 2014, an increase of $9 million compared to the same period in 2013. This increase was due to a $0.03 increase in the distribution per common unit in July 2013, as well as an increase in the number of common units outstanding resulting from the equity issuance in May 2013.

Other Cash Flows

In the first quarter of 2014, the Partnership made an equity contribution of $4 million to Great Lakes which was used to fund debt repayments.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of March 31, 2014 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

Senior Credit Facility due 2017	370	-	370
Term Loan Facility due 2018	500	-	500
4.65% Senior Notes due 2021	349	-	349
5.09% Senior Notes due 2015	75	-	75
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
3.82% Series D Notes due 2017	24	3	21
	1,568	3	1,565

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $370 million was outstanding at March 31, 2014 (December 31, 2013 - $380 million).

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.42 percent for the three months ended March 31, 2014 (2013 – 1.46 percent).

The LIBOR-based interest rate on the Term Loan Facility averaged 1.42 percent for the three months ended March 31, 2014. After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.83 percent for the three months ended March 31, 2014.

GTN’s Senior Notes provisions contain a covenant that limits total debt to no greater than 70 percent of total capitalization.

Series D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

At March 31, 2014, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Market Risk for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s long-term debt at March 31, 2014 was $1,617 million.

Northern Border’s contractual obligations related to debt as of March 31, 2014 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	-	100
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016	62	-	62
	412	-	412

As of March 31, 2014, $62 million was outstanding under its $200 million revolving credit agreement, leaving $138 million available for future borrowings. The interest rate related to the borrowings on the credit agreement was 1.37 percent as of March 31, 2014 (December 31, 2013 – 1.37). At March 31, 2014, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $5 million as of March 31, 2014 in connection with various capital overhaul and other capital projects.

Great Lakes’ contractual obligations related to debt as of March 31, 2014 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2015 to 2018	36	9	27
9.09% series Senior Notes due 2014 and 2021	80	10	70
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	326	19	307

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $176 million of Great Lakes’ partners’ capital was restricted as to distributions as of March 31, 2014 (December 31, 2013 – $180 million). Great Lakes was in compliance with all of its financial covenants at March 31, 2014.

Capital Requirements

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2014. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment. The Partnership expects to make an additional $5 million equity contribution to Great Lakes in the fourth quarter of 2014 to further fund debt repayments.

GTN will spend approximately $54 million to build the Carty Lateral which is expected to be in-service in the fourth quarter of 2015. The Partnership’s share is 70 percent or $38 million.

2014 First Quarter Cash Distribution

On April 25, 2014, the board of directors of our General Partner declared the Partnership’s first quarter 2014 cash distribution in the amount of $0.81 per common unit payable on May 15, 2014 to unitholders of record as of May 5, 2014.

RELATED PARTY TRANSACTIONS

Please read Note 8 within Item 1. “Financial Statements” for information regarding related party transactions.

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

MARKET RISK

From time to time, and in order to finance our business and that of our pipeline systems, the Partnership and our pipeline systems issue debt to invest in growth opportunities and provide for ongoing operations. The issuance of floating rate debt exposes the Partnership and our pipeline systems to market risk from changes in interest rates which affect earnings and the value of the financial instruments we hold.

Market risk is the risk that changes in market interest rates may result in fluctuations in the fair values or cash flows of financial instruments. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk.

As of March 31, 2014, the Partnership’s interest rate exposure results from our floating rate Senior Credit Facility and Term Loan Facility under which $870 million was outstanding (December 31, 2013 – $880 million). As of March 31, 2014 and December 31, 2013, the variable interest rate exposure related to $150 million of the $500 million Term Loan Facility was hedged by fixed interest rate swap arrangements. As a result, 46 percent of our outstanding debt was subject to variability in LIBOR interest rates (December 31, 2013 – 46 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at March 31, 2014, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $7 million.

As of March 31, 2014, $62 million, or 15 percent of Northern Border’s outstanding debt was at floating rates (December 31, 2013 – $62 million or 15 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at March 31, 2014, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.

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

The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At March 31, 2014 and December 31, 2013, the fair value of the interest rate swaps accounted for as cash flow hedges was less than $1 million (both on a gross and net basis). For the three months ended March 31, 2014, the Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges (2013 – nil). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was less than $1 million for the three months ended March 31, 2014 (2013 – nil). For the three months ended March 31, 2014, the net realized loss related to the interest rate swaps was $1 million and was included in financial charges and other (2013 – nil).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2014 and December 31, 2013.

OTHER RISKS

The Partnership is influenced by the same factors that influence our pipeline systems. None of our pipeline systems own any of the natural gas they transport; therefore, they do not assume any of the related natural gas commodity price risk with respect to transported natural gas volumes.

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of the financial instruments with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At March 31, 2014, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At March 31, 2014, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $34 million (December 31, 2013 – $37 million).

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At March 31, 2014, the Partnership had a committed revolving bank line of $500 million maturing in 2017 and the outstanding balance on this facility was $370 million. In addition, at March 31, 2014, Northern Border had a committed revolving bank line of $200 million maturing in 2016 and $62 million was drawn.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting other than noted below. Effective January 1, 2014, our General Partner implemented an Enterprise Resource Planning (ERP) system. As a result of the ERP system, certain processes supporting our General Partner’s internal control over financial reporting have changed. Our General Partner will continue to monitor the effectiveness of these processes going forward.

PART II – OTHER INFORMATION

Item 1.                                                         Legal Proceedings

We are involved in various legal proceedings that arise in the ordinary course of business, as well as proceedings that we consider material under federal securities regulations. For additional information on other legal and environmental proceedings affecting the Partnership, please refer to Part 1. Item 3 of the Partnership’s Annual Report on Form 10-K for the year-ended December 31, 2013.

In addition to the above written matter, we and our pipeline systems are parties to lawsuits and governmental proceedings that arise in the ordinary course of our business.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April 2014.

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