Form 10-Q
period 2014-06-30
TC PIPELINES LP
filed 2014-07-25
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☐                    No ☒

As of July 25, 2014, there were 62,327,766 of the registrant’s common units outstanding.

TC PIPELINES, LP

Page No.

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Acquisition	Acquisition of an additional 45 percent membership interest in each of GTN and Bison by the Partnership
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bison	Bison Pipeline LLC
Carty Lateral	The proposed GTN lateral pipeline
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
IDRs	Incentive Distribution Rights
LIBOR	London Interbank Offered Rate
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Other Pipes	GTN, Bison, North Baja and Tuscarora
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja and Tuscarora
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior credit facility under revolving credit agreement as amended and restated, dated November 20, 2012
Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America

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

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars, except per common unit	2014	2013(a)	2014	2013(a)
amounts)

Transmission revenues	82	82	169	168
Equity earnings from unconsolidated affiliates (Note 4)	18	15	51	33
Operation and maintenance expenses	(12)	(13)	(24)	(26)
Property taxes	(6)	(6)	(12)	(12)
General and administrative	(1)	(4)	(3)	(6)
Depreciation	(22)	(22)	(43)	(43)
Financial charges and other	(14)	(10)	(26)	(19)
Net income	45	42	112	95

Net income attributable to non-controlling interests	8	8	18	17
Net income attributable to controlling interests	37	34	94	78

Net income attributable to controlling interests allocation (Note 6)
Common units	36	23	92	51
General Partner	1	-	2	1
	37	23	94	52

Net income per common unit (Note 6) – basic and diluted	$0.58	$0.40	$1.48	$0.92

Weighted average common units outstanding (millions) – basic and diluted	62.3	57.4	62.3	55.4

Common units outstanding, end of period (millions)	62.3	62.3	62.3	62.3

(a)       Recast as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2014	2013(a)	2014	2013(a)

Net income	45	42	112	95
Other comprehensive income
Change in fair value of cash flow hedges (Note 10)	(1)	-	(1)	-
Reclassification to net income of gains and losses on cash flow hedges (Note 10)	-	-	-	-
Comprehensive income	44	42	111	95
Comprehensive income attributable to non-controlling interests	8	8	18	17
Comprehensive income attributable to controlling interests	36	34	93	78

(a)       Recast as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	June 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	45	25
Accounts receivable and other (Note 11)	30	37
Inventories	7	7
	82	69
Investments in unconsolidated affiliates (Note 4)	1,184	1,195
Plant, property and equipment
(Net of $706 accumulated depreciation; 2013 - $674)	2,004	2,042
Goodwill	130	130
Other assets	6	7
	3,406	3,443

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable and accrued liabilities	24	19
Accounts payable to affiliates (Note 9)	21	29
Accrued interest	4	4
Current portion of long-term debt (Note 5)	79	3
	128	55
Long-term debt (Note 5)	1,484	1,575
Other liabilities	26	24
	1,638	1,654
Partners’ Equity
Common units	1,313	1,322
General partner	28	28
Accumulated other comprehensive loss	(2)	(1)
Controlling interests	1,339	1,349
Non-controlling interests	429	440
	1,768	1,789
	3,406	3,443

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended
(unaudited)	June 30,
(millions of dollars)	2014	2013(a)

Cash Generated From Operations
Net income	112	95
Depreciation	43	43
Amortization of debt issue costs	1	-
Change in other liabilities	1	1
Change in operating working capital (Note 8)	28	2
	185	141
Investing Activities
Cumulative distributions in excess of equity earnings:
Northern Border	8	13
Great Lakes	7	10
Investment in Great Lakes	(4)	(4)
Adjustment to 2013 Acquisition (Note 9)	(25)	-
Capital expenditures	(5)	(6)
Change in affiliate demand loan receivable	-	(30)
Other	1	-
	(18)	(17)
Financing Activities
Distributions paid (Note 7)	(103)	(85)
Distributions paid to non-controlling interests	(29)	(25)
Change in affiliate demand loan payable	-	381
Long-term debt issued	15	12
Long-term debt repaid	(30)	(324)
Equity contribution from Bison’s former parent	-	18
Distributions paid to former parent of GTN and Bison	-	(37)
	(147)	(60)
Increase/(decrease) in cash and cash equivalents	20	64
Cash and cash equivalents, beginning of period	25	3
Cash and cash equivalents, end of period	45	67

(a)       Recast as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Six months ended June 30, 2014

(unaudited)	(millions of units)	(millions of dollars)

Common Units
Balance at beginning of period	62.3	1,322
Net income		92
Distributions paid		(101)
Balance at end of period	62.3	1,313
General Partner
Balance at beginning of period		28
Net income		2
Distributions paid		(2)
Balance at end of period		28
Accumulated Other Comprehensive Loss(a)
Balance at beginning of period		(1)
Other comprehensive loss		(1)
Balance at end of period		(2)
Equity attributable to controlling interests		1,339

Equity attributable to non-controlling interests
Balance at beginning of period		440
Net income		18
Distributions paid to non-controlling interests		(29)
Balance at end of period		429
Total Equity at June 30, 2014	62.3	1,768

(a)       Losses related to cash flow hedges reported in Accumulated Other Comprehensive Loss and expected to be reclassified to Net Income in the next 12 months are estimated to be $2 million. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual value of interest rates at the date of settlement.

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

NOTE 2        SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain items from that Note are repeated or updated below as necessary to assist in understanding the accompanying financial statements.

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

NOTE 3        ACCOUNTING PRONOUNCEMENTS

Future Accounting Changes

Revenue from contracts with customers

In May 2014, the FASB issued new guidance on Revenue from Contracts with Customers (Topic 606). This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. This new guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new guidance is effective from January 1, 2017 with two methods in which the amendment can be applied; (1) Retrospectively to each prior reporting period presented, or (2) Retrospectively with the cumulative effect recognized at the date of initial application.   Early application is not

permitted. The Partnership is currently evaluating the impact of the adoption of this Accounting Standards Update (ASU) and has not yet determined the effect on its consolidated financial statements.

NOTE 4        INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Northern Border and Great Lakes are regulated by FERC and are operated by TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees.

	Ownership	Equity Earnings from Unconsolidated Affiliates				Investments in Unconsolidated Affiliates
	Interest at	Three months		Six Months
(unaudited)	June 30,	ended June 30,		ended June 30,		June 30,	December 31,
(millions of dollars)	2014	2014	2013	2014	2013	2014	2013

Northern Border (a)	50%	16	15	39	31	515	523
Great Lakes	46.45%	2	-	12	2	669	672
		18	15	51	33	1,184	1,195

(a)              Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

Northern Border

The Partnership recorded no undistributed earnings from Northern Border for the six months ended June 30, 2014 and 2013.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	June 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	41	27
Other current assets	34	34
Plant, property and equipment, net	1,182	1,197
Other assets	32	33
	1,289	1,291

Liabilities and Partners’ Equity
Current liabilities	63	51
Deferred credits and other	21	19
Long-term debt, including current maturities	411	411
Partners’ equity
Partners’ capital	796	812
Accumulated other comprehensive loss	(2)	(2)
	1,289	1,291

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2014	2013	2014	2013

Transmission revenues	69	69	155	141
Operating expenses	(16)	(19)	(34)	(38)
Depreciation	(15)	(14)	(30)	(29)
Financial charges and other	(6)	(6)	(12)	(11)
Net income	32	30	79	63

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2014. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership recorded no undistributed earnings from Great Lakes for the six months ended June 30, 2014 and 2013.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	June 30, 2014	December 31, 2013

ASSETS
Current assets	56	52
Plant, property and equipment, net	757	771
	813	823

Liabilities and Partners’ Equity
Current liabilities	33	28
Long-term debt, including current maturities	326	335
Partners’ equity	454	460
	813	823

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2014	2013	2014	2013

Transmission revenues	29	29	77	64
Operating expenses	(12)	(15)	(24)	(30)
Depreciation	(7)	(8)	(14)	(16)
Financial charges and other	(6)	(7)	(13)	(14)
Net income/(loss)	4	(1)	26	4

NOTE 5        CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)
(millions of dollars)	June 30, 2014	December 31, 2013

Senior Credit Facility due 2017	365	380
Term Loan Facility due 2018	500	500
4.65% Unsecured Senior Notes due 2021	349	349
5.09% Unsecured Senior Notes due 2015	75	75
5.29% Unsecured Senior Notes due 2020	100	100
5.69% Unsecured Senior Notes due 2035	150	150
3.82% Series D Senior Notes due 2017	24	24
	1,563	1,578
Less: current portion of long-term debt	79	3
	1,484	1,575

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $365 million was outstanding at June 30, 2014 (December 31, 2013 - $380 million), leaving $135 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.41 percent for the three and six months ended June 30, 2014 (2013 – 1.45 percent). The LIBOR-based interest rate was 1.41 percent at June 30, 2014 (December 31, 2013 – 1.42 percent).

The LIBOR-based interest rate on the Term Loan Facility averaged 1.41 percent for the three and six months ended June 30, 2014. After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.83 percent for three and six months ended June 30, 2014. Prior to hedging activities, the LIBOR-based interest rate was 1.41 percent at June 30, 2014 (December 31, 2013 – 1.42 percent).

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

As of June 30, 2014, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Second Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required on the long-term debt are as follows:

(unaudited)
(millions of dollars)

2014	3
2015	79
2016	4
2017	378
2018	500
Thereafter	599
1,563

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

Net income per common unit was determined as follows:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars, except per common unit amounts)	2014	2013(a)	2014	2013(a)

Net income	45	42	112	95
Net income attributed to GTN’s and Bison’s former parent	-	(11)	-	(26)
Net income attributable to non-controlling interests	(8)	(8)	(18)	(17)
Net income allocated to partners(b)	37	23	94	52
Net income allocated to General Partner	(1)	-	(2)	(1)
Net income allocable to common units	36	23	92	51
Weighted average common units outstanding (millions) – basic and diluted	62.3	57.4	62.3	55.4
Net income per common unit – basic and diluted	$0.58	$0.40	$1.48	$0.92

(a)              Recast as discussed in Note 2.

(b)              Net income allocated to partners excludes net income attributed to GTN’s and Bison’s former parent as it was allocated to TransCanada and was not allocable to either the general partner or common units.

NOTE 7                         CASH DISTRIBUTIONS

For the three and six months ended June 30, 2014, the Partnership distributed $0.81 and $1.62 per common unit (2013 – $0.78 and $1.56 per common unit) for a total of $52 million and $103 million, respectively (2013 - $43 million and $85 million). The distributions paid for the three and six months ended June 30, 2014 and 2013 included no incentive distributions to the General Partner.

NOTE 8                         CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Six months ended June 30,
(millions of dollars)	2014	2013(a)

Change in accounts receivable and other	7	6
Change in accounts payable and accrued liabilities	4	(2)
Change in accounts payable to affiliates (b)	17	(1)
Change in accrued interest	-	(1)
Change in operating working capital	28	2

(a)              Recast as discussed in Note 2.

(b)              Excludes Carty Lateral accrual of $25 million at December 31, 2013.

NOTE 9                         RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million and $2 million for the three and six months ended June 30, 2014 and 2013.

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three and six months ended June 30, 2014 and 2013 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at June 30, 2014 and December 31, 2013 are summarized in the following tables:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2014	2013	2014	2013

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	8	8	15	16
Northern Border (a)	10	7	17	14
GTN (a)	7	7	13	14
Bison (a)	1	2	3	3
North Baja	1	1	2	2
Tuscarora	1	1	2	2
Impact on the Partnership’s net income:
Great Lakes	4	3	7	7
Northern Border	4	4	7	7
GTN (b)	5	5	9	9
Bison(b)	1	1	2	2
North Baja	1	1	2	2
Tuscarora	1	1	2	2

(unaudited)
(millions of dollars)	June 30, 2014	December 31, 2013

Amount payable to TransCanada’s subsidiaries for costs charged in the period by:
GTN (a)	13	3
Northern Border (a)	15	3
Bison (a)	2	-
Great Lakes (a)	14	3
North Baja	2	1
Tuscarora	2	-

(a)           Represents 100 percent of the costs.

(b)          Recast as discussed in Note 2.

Great Lakes’ earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. Great Lakes earned $13 million and $35 million of transportation revenues under these contracts for the three and six months ended June 30, 2014 (2013 - $14 million and $35 million). These amounts represent 43 percent and 46 percent of total revenues earned by Great Lakes for the three and six months ended June 30, 2014 (2013 – 49 percent and 54 percent). Great Lakes also earned $1 million of affiliated rental revenue for the three and six months ended June 30, 2014 (2013 – nil).

Revenue from TransCanada and its affiliates of $6 million and $17 million are included in the Partnership’s equity earnings from Great Lakes for the three and six months ended June 30, 2014 (2013 - $6 million and $16 million). At June 30, 2014, $5 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2013 - $11 million).

In 2013, the Partnership accrued $25 million of additional consideration payable in accordance with the 2013 Acquisition related to the attainment of certain events with respect to the Carty Lateral. This amount was payable to a subsidiary of TransCanada and was recorded in accounts payable to affiliates as of December 31, 2013. On April 11, 2014, the Partnership made the $25 million payment with respect to the Carty Lateral consideration.

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

The estimated fair value of the Partnership’s long-term debt as at June 30, 2014 and December 31, 2013 are as follows:

(unaudited)	June 30, 2014		December 31, 2013
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Credit Facility due 2017	365	365	380	380
Term Loan Facility due 2018	500	500	500	500
4.65% Senior Notes due 2021	349	372	349	353
5.09% Unsecured Senior Notes due 2015	75	78	75	79
5.29% Unsecured Senior Notes due 2020	100	111	100	106
5.69% Unsecured Senior Notes due 2035	150	163	150	154
3.82% Series D Senior Notes due 2017	24	25	24	25
	1,563	1,614	1,578	1,597

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the Term Loan Facility. The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At June 30, 2014, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of approximately $2 million (both on a gross and net basis) (December 31, 2013 – nil). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three and six months ended June 30, 2014 (2013 – nil). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of approximately $1 million for both the three and six months ended June 30, 2014 (2013 – nil). For the three and six months ended June 30, 2014, the net realized loss related to the interest rate swaps was $1 million and was included in financial charges and other (2013 – nil).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of June 30, 2014 and December 31, 2013.

NOTE 11                  ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	June 30, 2014	December 31, 2013

Trade accounts receivable, net of allowance of nil	30	33
Other	-	4
	30	37

NOTE 12                  SUBSEQUENT EVENTS

On July 23, 2014, the board of directors of our General Partner declared the Partnership’s second quarter 2014 cash distribution in the amount of $0.84 per common unit payable on August 14, 2014 to unitholders of record as of August 5, 2014.

GTN declared a second quarter 2014 distribution of $28 million on July 8, 2014, of which the Partnership will receive its 70 percent share or $20 million on August 1, 2014.

Northern Border declared a second quarter 2014 distribution of $42 million on July 16, 2014, of which the Partnership will receive its 50 percent share or $21 million on August 1, 2014.

Bison declared a second quarter 2014 distribution of $17 million on July 8, 2014, of which the Partnership will receive its 70 percent share or $12 million on August 1, 2014.

Great Lakes declared a second quarter 2014 distribution of $10 million on July 8, 2014, of which the Partnership will receive its 46.45 percent share or $5 million on August 1, 2014.

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

Cash Distributions – On July 23, 2014, the board of directors of our General Partner declared the Partnership’s second quarter 2014 cash distribution in the amount of $0.84 per common unit payable on August 14, 2014 to unitholders of record as of August 5, 2014.  The declared distribution reflects a $0.03 per common unit increase to the quarterly distribution.  The second quarter 2014 distribution exceeded the first target of the General Partner’s incentive distribution rights (“IDRs”) by $0.03 per common unit, resulting in an increase in the distribution on the General Partner interest from 2% to 15% on the incremental distribution in excess of the first target.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three and six months ended June 30, 2014.

Information about our critical accounting policies and estimates is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting Pronouncements

Future Accounting Changes

Revenue from contracts with customers

In May 2014, the FASB issued new guidance on Revenue from Contracts with Customers (Topic 606). This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. This new guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new guidance is effective from January 1, 2017 with two methods in which the amendment can be applied; (1) Retrospectively to each prior reporting period presented, or (2) Retrospectively with the cumulative effect recognized at the date of initial application.   Early application is not permitted. The Partnership is currently evaluating the impact of the adoption of this ASU and has not yet determined the effect on its consolidated financial statements.

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

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2014	2013(a)	2014	2013(a)

Net income:
GTN	15	15	37	36
Bison	11	11	23	22
North Baja	6	6	12	12
Tuscarora	4	4	8	8
Equity earnings:
Northern Border	16	15	39	31
Great Lakes	2	-	12	2
Partnership expenses	(9)	(9)	(19)	(16)
Net income	45	42	112	95
Net income attributable to non-controlling interests	8	8	18	17
Net income attributable to controlling interests	37	34	94	78

(a) Financial information was recast to consolidate GTN and Bison for the period presented.

Second Quarter 2014 Compared with Second Quarter 2013

For the three months ended June 30, 2014, net income attributable to controlling interests increased by $3 million to $37 million compared to $34 million in the second quarter of 2013. This increase was primarily due to higher equity earnings from Northern Border and Great Lakes.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

For the six months ended June 30, 2014, net income increased by $16 million to $94 million compared to $78 million for the same period in 2013. This increase was primarily due to higher equity earnings from Northern Border and Great Lakes partially offset by higher Partnership expenses.

Equity earnings increased from Northern Border and Great Lakes primarily due to higher transportation revenues for the first quarter mainly due to the sale of daily capacity during the winter months.

Partnership expenses were $19 million for the six months ended June 30, 2014, an increase of $3 million compared to the same period in 2013. The increase was primarily due to interest expense incurred in relation to the $500 million term loan obtained to finance a portion of the 2013 Acquisition.

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

Non-GAAP Measures

Reconciliations of Net Income Attributable to Controlling Interests to Partnership Cash Flows

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars except per common unit amounts)	2014	2013	2014	2013
Net income attributable to controlling interests(a)	37	34	94	78
Less net income attributed to GTN’s and Bison’s former parent (a)	-	(11)	-	(26)
Net income as previously reported	37	23	94	52

Add:
Cash distributions from GTN (b)	25	8	45	14
Cash distributions from Northern Border (b)	26	22	47	44
Cash distributions from Bison (b)	11	3	23	7
Cash distributions from Great Lakes (b)	14	6	19	12
Cash flows provided by North Baja’s and Tuscarora’s operating activities	11	13	24	27
	87	52	158	104

Less:
Equity earnings as previously reported:
GTN	-	(4)	-	(9)
Northern Border	(16)	(15)	(39)	(31)
Bison	-	(3)	-	(6)
Great Lakes	(2)	-	(12)	(2)
	(18)	(22)	(51)	(48)
Less:
Other Pipes’ net income as previously reported (c)
GTN	(15)	-	(37)	-
Bison	(11)	-	(23)	-
North Baja	(6)	(6)	(12)	(12)
Tuscarora	(4)	(4)	(8)	(8)
	(36)	(10)	(80)	(20)
Add:
Net income attributable to non-controlling interests after the 2013 Acquisition	8	-	18	-

Partnership cash flows before General Partner distributions	78	43	139	88
General Partner distributions (d)	(1)	(1)	(2)	(2)

Partnership cash flows	77	42	137	86

Cash distributions declared	(54)	(52)	(106)	(94)
Cash distributions declared per common unit (e)	$0.84	$0.81	$1.65	$1.59
Cash distributions paid	(52)	(43)	(103)	(85)
Cash distributions paid per common unit (e)	$0.81	$0.78	$1.62	$1.56

(a)              Financial information was recast to consolidate GTN and Bison for all periods presented. Prior to the 2013 Acquisition, our net income was $23 million and $52 million for the three and six months ended June 30, 2013, respectively, reflecting our actual ownership in each of GTN and Bison at that time. As a result of the recast, net income attributable to controlling interests is $34 million and $78 million for the three and six months ended June 30, 2013, respectively, as if we owned 70 percent in each of GTN and Bison. Net income attributed to GTN and Bison’s former parent of $11 million and $26 million for the three and six months ended June 30, 2013, respectively, reflecting the acquired ownership interests not then owned by the Partnership, reconciles the net income as previously reported and net income attributable to controlling interests.

(b)              In accordance with the cash distribution policies of the respective entities, cash distributions from GTN, Northern Border, Bison and Great Lakes, are based on their respective prior quarter financial results. Distributions from GTN and Bison are based on 70 percent ownership starting from July 1, 2013.  Distributions for the three and six months ended June 30, 2013 were not recast.

(c)              “Other Pipes” includes the results of North Baja and Tuscarora and, after July 1, 2013, GTN and Bison as well.

(d)              General Partner distributions represent the cash distributions paid to the General Partner with respect to its effective two percent general partner interest plus an amount equal to incentive distributions. Incentive distributions for the six months ended June 30, 2014 and 2013 were nil.

(e)              Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner’s allocation, by the number of common units outstanding. The General Partner’s allocation is computed based upon the General Partner’s effective two percent general partner interest plus an amount equal to incentive distributions.

Second Quarter 2014 Compared with Second Quarter 2013

Partnership cash flows increased $35 million to $77 million for the three months ended June 30, 2014 compared to $42 million in the second quarter of 2013. This increase was due to increased cash distributions from GTN and Bison of $25 million as a result of the 2013 Acquisition and due to increased cash distribution from Great Lakes.  The increased cash distribution from Great Lakes’ was primarily due to additional sales of daily capacity during the first quarter.

The Partnership paid distributions of $52 million in the second quarter of 2014, an increase of $9 million compared to the same period in 2013. This increase was due to a $0.03 increase in the distribution per common unit in July 2013 and issuance of additional common units in May 2013.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

For the six months ended June 30, 2014, Partnership cash flows were $137 million, a $51 million increase compared to the $86 million in the same period of 2013. This increase was primarily due to increased cash distributions from GTN and Bison of $47 million as a result of the 2013 Acquisition.

Other Cash Flows

In the first quarter of 2014, the Partnership made an equity contribution of $4 million to Great Lakes which was used to fund debt repayments.

In the second quarter of 2014, the Partnership made a payment of $25 million in accordance with the 2013 Acquisition related to the attainment of certain events with respect to the Carty Lateral project.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of June 30, 2014 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

Senior Credit Facility due 2017	365	-	365
Term Loan Facility due 2018	500	-	500
4.65% Senior Notes due 2021	349	-	349
5.09% Senior Notes due 2015	75	75	-
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
3.82% Series D Notes due 2017	24	4	20
	1,563	79	1,484

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $365 million was outstanding at June 30, 2014 (December 31, 2013 - $380 million).

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.41 percent for the three and six months ended June 30, 2014 (2013 – 1.45 percent).

The LIBOR-based interest rate on the Term Loan Facility averaged 1.41 percent for the three and six months ended June 30, 2014. After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.83 percent for the three and six months ended June 30, 2014.

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

At June 30, 2014, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Market Risk for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s long-term debt at June 30, 2014 was $1,614 million.

Northern Border’s contractual obligations related to debt as of June 30, 2014 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	-	100
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016	61	-	61
	411	-	411

As of June 30, 2014, $61 million was outstanding under its $200 million revolving credit agreement, leaving $139 million available for future borrowings. The interest rate related to the borrowings on the credit agreement was 1.37 percent as of June 30, 2014 (December 31, 2013 – 1.37). At June 30, 2014, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $10 million as of June 30, 2014 in connection with various capital overhaul projects.

Great Lakes’ contractual obligations related to debt as of June 30, 2014 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2015 to 2018	36	9	27
9.09% series Senior Notes due 2014 and 2021	80	10	70
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	326	19	307

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $176 million of Great Lakes’ partners’ capital was restricted as to distributions as of June 30, 2014 (December 31, 2013 – $180 million). Great Lakes was in compliance with all of its financial covenants at June 30, 2014.

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

2014 Second Quarter Cash Distribution

On July 23, 2014, the board of directors of our General Partner declared the Partnership’s second quarter 2014 cash distribution in the amount of $0.84 per common unit payable on August 14, 2014 to unitholders of record as of August 5, 2014.  The declared distribution reflects a $0.03 per common unit increase to the quarterly distribution.  The second quarter 2014 distribution exceeded the first target of the General Partner’s IDRs by $0.03 per common unit, resulting in an increase in the distribution on the General Partner interest from 2% to 15% on the incremental distribution in excess of the first target.

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

As of June 30, 2014, the Partnership’s interest rate exposure results from our floating rate Senior Credit Facility and Term Loan Facility under which $865 million was outstanding (December 31, 2013 – $880 million). As of June 30, 2014 and December 31, 2013, the variable interest rate exposure related to $150 million of the $500 million Term Loan Facility was hedged by fixed interest rate swap arrangements. As a result, 46 percent of our outstanding debt was subject to variability in LIBOR interest rates (December 31, 2013 – 46 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at June 30, 2014, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $7 million.

As of June 30, 2014, $61 million, or 15 percent of Northern Border’s outstanding debt was at floating rates (December 31, 2013 – $62 million or 15 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at June 30, 2014, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.

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

The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At June 30, 2014, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of approximately $2 million (both on a gross and net basis) (December 31, 2013 – nil). For the three and six months ended June 30, 2014, the Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges (2013 – nil). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of approximately $1 million for both the three and six months ended June 30, 2014 (2013 – nil). For the three and six months ended June 30, 2014, the net realized loss related to the interest rate swaps was $1 million and was included in financial charges and other (2013 – nil).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of June 30, 2014 and December 31, 2013.

OTHER RISKS

The Partnership is influenced by the same factors that influence our pipeline systems. None of our pipeline systems own any of the natural gas they transport; therefore, they do not assume any of the related natural gas commodity price risk with respect to transported natural gas volumes.

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of the financial instruments with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At June 30, 2014, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At June 30, 2014, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $30 million (December 31, 2013 – $37 million).

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At June 30, 2014, the Partnership had a committed revolving bank line of $500 million maturing in 2017 and the outstanding balance on this facility was $365 million.

In addition, at June 30, 2014, Northern Border had a committed revolving bank line of $200 million maturing in 2016 and $61 million was drawn.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting other than noted below.

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

Great Lakes v. Essar Steel Minnesota LLC, et al. – On October 29, 2009, Great Lakes filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC and certain Essar affiliates (collectively, “Essar”) for breach of its monthly payment obligation under its transportation services agreement with Great Lakes. Great Lakes sought to recover approximately $33 million for past and future payments due under the agreement. Trial on the damages has been set for late October 2014.

State of South Dakota Use Tax Appeal - – On February 28, 2011, the State of South Dakota assessed a use tax in the amount of approximately $6 million on Northern Border for shipper supplied natural gas used to fuel compressors on Northern Border’s pipeline system from July 1, 2007 to December 31, 2010. In the third quarter of 2013, the South Dakota Department of Revenue determined that the gas used by Northern Border to fuel compressors is taxable.  In May 2014, the District Court issued a Memorandum Decision reversing the Final Decision of the South Dakota Department of Revenue.  The District Court found that the compression of natural gas and the natural gas burned in that process is a function of natural gas transportation and therefore exempt from use tax. The South Dakota Department of Revenue has until August 4, 2014 to appeal the District Court decision.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of July 2014.

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By:	/s/ Steven D. Becker

Steven D. Becker
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:	/s/ Nathaniel A. Brown

Nathaniel A. Brown
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