Form 10-Q
period 2014-09-30
TC PIPELINES LP
filed 2014-10-24
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes ☐                    No ☒

As of October 24, 2014, there were 63,561,546 of the registrant’s common units outstanding.

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Acquisition	Acquisition of an additional 45 percent membership interest in each of GTN and Bison by the Partnership
2014 Acquisition	Partnership’s acquisition of the remaining 30 percent interest in Bison by the Partnership
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market equity issuance program
Bison	Bison Pipeline LLC
Carty Lateral	The proposed GTN lateral pipeline
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
IDRs	Incentive Distribution Rights
LIBOR	London Interbank Offered Rate
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Other Pipes	GTN, Bison, North Baja and Tuscarora
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja and Tuscarora
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior credit facility under revolving credit agreement as amended and restated, dated November 20, 2012
Short-Term Loan Facility	TC PipeLines, LP short-term loan facility under loan agreement dated October 1, 2014
Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America

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

•                                our ongoing ability to grow distributions through acquisitions, accretive expansions or other growth opportunities, including the timing of further potential acquisitions from TransCanada;

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

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF INCOME

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars, except per common unit amounts)	2014	2013	2014	2013(a)

Transmission revenues	80	85	249	253
Equity earnings from unconsolidated affiliates (Note 4)	15	15	66	48
Operation and maintenance expenses	(14)	(13)	(38)	(39)
Property taxes	(5)	(6)	(17)	(18)
General and administrative	(5)	(2)	(8)	(8)
Depreciation	(21)	(21)	(64)	(64)
Financial charges and other	(11)	(12)	(37)	(31)
Net income	39	46	151	141

Net income attributable to non-controlling interests	8	9	26	27
Net income attributable to controlling interests	31	37	125	114

Net income attributable to controlling interests allocation (Note 7)
Common units	30	36	122	86 (b)
General Partner	1	1	3	2
	31	37	125	88 (b)

Net income per common unit (Note 7) – basic and diluted	$0.48	$0.58	$1.96	$1.50 (b)

Weighted average common units outstanding (millions) – basic and diluted	62.6	62.3	62.4	57.8

Common units outstanding, end of period (millions)	63.6	62.3	63.6	62.3

(a)       Recast as discussed in Note 2.

(b)       Recast as discussed in Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2014	2013	2014	2013(a)

Net income	39	46	151	141
Other comprehensive income
Change in fair value of cash flow hedges (Note 11)	-	(1)	(1)	(1)
Reclassification to net income of gains and losses on cash flow hedges (Note 11)	-	-	-	-
Comprehensive income	39	45	150	140
Comprehensive income attributable to non-controlling interests	8	9	26	27
Comprehensive income attributable to controlling interests	31	36	124	113

(a)       Recast as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEET

(unaudited)
(millions of dollars)	September 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	98	25
Accounts receivable and other (Note 12)	31	37
Inventories	8	7
	137	69
Investments in unconsolidated affiliates (Note 4)	1,174	1,195
Plant, property and equipment
(Net of $715 accumulated depreciation; 2013 - $674)	1,985	2,042
Goodwill	130	130
Other assets	6	7
	3,432	3,443

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	31	19
Accounts payable to affiliates (Note 10)	17	29
Accrued interest	12	4
Current portion of long-term debt (Note 5)	79	3
	139	55
Long-term debt (Note 5)	1,454	1,575
Other liabilities	26	24
	1,619	1,654
Partners’ Equity
Common units	1,362	1,322
General partner	29	28
Accumulated other comprehensive loss	(2)	(1)
Controlling interests	1,389	1,349
Non-controlling interests	424	440
	1,813	1,789
	3,432	3,443

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
(unaudited)	September 30,
(millions of dollars)	2014	2013 (a)

Cash Generated From Operations
Net income	151	141
Depreciation	64	64
Amortization of debt issue costs	1	1
Accruals for costs related to the 2014 acquisition (Note 13)	2	-
Change in other assets	-	(4)
Change in other liabilities	1	2
Change in operating working capital (Note 9)	36	11
	255	215
Investing Activities
Cumulative distributions in excess of equity earnings:
Northern Border	15	18
Great Lakes	10	15
Investment in Great Lakes	(4)	(4)
Adjustment to 2013 acquisition (Note 10)	(25)	-
Acquisition of 45 percent interest in each of GTN and Bison, net of cash acquired (Note 2)	-	(921)
Adjustment to May 2011 acquisition	-	1
Capital expenditures	(8)	(9)
Change in affiliate demand loan receivable	-	(24)
Other	1	-
	(11)	(924)
Financing Activities
Distributions paid (Note 8)	(157)	(137)
Distributions paid to non-controlling interests	(42)	(38)
Change in affiliate demand loan payable	-	(15)
ATM equity issuance, net (Note 6)	73	-
Equity issuance, net	-	381
Long-term debt issued	15	872
Long-term debt repaid	(60)	(334)
Equity contribution from Bison’s former parent	-	18
Distributions paid to former parent of GTN and Bison	-	(37)
	(171)	710
Increase/(decrease) in cash and cash equivalents	73	1
Cash and cash equivalents, beginning of period	25	3
Cash and cash equivalents, end of period	98	4

(a)       Recast as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Loss	Partners’ Equity		Non- Controlling Interest	Total Equity
	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)

Partners’ Equity at December 31, 2013	62.3	1,322	28	(1)	62.3	1,349	440	1,789
Net income		122	3	-	-	125	26	151
Other Comprehensive Loss		-	-	(1)	-	(1)	-	(1)
ATM Equity Issuance, net (Note 6)	1.3	72	1	-	1.3	73	-	73
Distributions paid		(154)	(3)	-	-	(157)	(42)	(199)
Partners’ Equity at September 30, 2014	63.6	1,362	29	(2)	63.6	1,389	424	1,813

(a)       Losses related to cash flow hedges reported in Accumulated Other Comprehensive Loss and expected to be reclassified to Net Income in the next 12 months are estimated to be $1 million. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual interest rates at the date of settlement.

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

NOTE 2        SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain items from that Note are repeated or updated below as necessary to assist in understanding the accompanying financial statements.

(a) Basis of Presentation

Entities acquired from TransCanada and its affiliates are accounted for as transactions between entities under common control, similar to pooling of interests, whereby the assets and liabilities of entities acquired are recorded at TransCanada’s carrying value and any excess purchase price paid are recorded as a reduction in Partners’ Equity. To the extent that such transactions require the Partnership’s historical financial information to be recast, we will present the transaction as if it had occurred at the beginning of the earliest period presented and any historical net equity amounts prior to the transaction date are reflected in the account of TransCanada as the former parent. However, in calculating the Net income per common unit, net income or loss of the entities acquired prior to the transaction will be reflected in the account of TransCanada. Therefore, any historical net income per common unit amounts will not be recast.

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

On July 1, 2013, the Partnership acquired an additional 45 percent membership interest in each of GTN and Bison (the 2013 Acquisition) from subsidiaries of TransCanada which resulted in a 70 percent ownership in each of GTN and Bison. Partnership’s historical financial information, except net income attributable to controlling interest allocation and net income per common unit amounts, was recast to consolidate GTN and Bison for all periods presented.  See also Note 7.

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

		Equity Earnings (Loss) from				Investments in
	Ownership	Unconsolidated Affiliates				Unconsolidated Affiliates
	Interest at	Three months		Nine Months
(unaudited)	September	ended September 30,		ended September 30,		September	December
	30,					30,	31,
(millions of dollars)	2014	2014	2013	2014	2013	2014	2013

Northern Border (a)	50%	14	17	53	48	508	523
Great Lakes	46.45%	1	(2)	13	-	666	672
		15	15	66	48	1,174	1,195

(a)       Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

Northern Border

The Partnership recorded no undistributed earnings from Northern Border for the nine months ended September 30, 2014 and 2013.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	September 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	42	27
Other current assets	32	34
Plant, property and equipment, net	1,173	1,197
Other assets	34	33
	1,281	1,291

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	67	51
Deferred credits and other	22	19
Long-term debt, including current maturities	411	411
Partners’ equity
Partners’ capital	783	812
Accumulated other comprehensive loss	(2)	(2)
	1,281	1,291

	Three months ended		Nine months ended

(unaudited)	September 30,		September 30,

(millions of dollars)	2014	2013	2014	2013

Transmission revenues	66	72	221	213
Operating expenses	(16)	(18)	(50)	(56)
Depreciation	(15)	(15)	(44)	(44)
Financial charges and other	(8)	(6)	(20)	(17)
Net income	27	33	107	96

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2014. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership recorded no undistributed earnings from Great Lakes for the nine months ended September 30, 2014 and 2013.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	September 30, 2014	December 31, 2013

ASSETS
Current assets	46	52
Plant, property and equipment, net	752	771
	798	823

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	26	28
Long-term debt, including current maturities	326	335
Partners’ equity	446	460
	798	823

	Three months ended		Nine months ended

(unaudited)	September 30,		September 30,

(millions of dollars)	2014	2013	2014	2013

Transmission revenues	29	26	106	90
Operating expenses	(14)	(15)	(38)	(45)
Depreciation	(7)	(8)	(21)	(24)
Financial charges and other	(6)	(6)	(19)	(20)
Net income(loss)	2	(3)	28	1

NOTE 5        CREDIT FACILITIES AND LONG-TERM DEBT

(unaudited)
(millions of dollars)	September 30, 2014	December 31, 2013

Senior Credit Facility due 2017	335	380
Term Loan Facility due 2018	500	500
4.65% Unsecured Senior Notes due 2021	349	349
5.09% Unsecured Senior Notes due 2015	75	75
5.29% Unsecured Senior Notes due 2020	100	100
5.69% Unsecured Senior Notes due 2035	150	150
3.82% Series D Senior Notes due 2017	24	24
	1,533	1,578

Less: current portion of long-term debt	79	3
	1,454	1,575

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $335 million was outstanding at September 30, 2014 (December 31, 2013 - $380 million), leaving $165 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.41 percent for the three and nine months ended September 30, 2014 (2013 – 1.44 and 1.45 percent). The LIBOR-based interest rate was 1.41 percent at September 30, 2014 (December 31, 2013 – 1.42 percent).

On July 1, 2013, the Partnership entered into a term loan agreement with a syndicate of lenders for a $500 million term loan credit facility (Term Loan Facility). On July 2, 2013, the Partnership borrowed $500 million under the Term Loan Facility.

The LIBOR-based interest rate on the Term Loan Facility averaged 1.41 percent for the three months ended September 30, 2014 (2013 – 1.44 percent).  For the nine months ended September 30, 2014, the interest averaged 1.41 percent. After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.83 percent for three months ended September 30, 2014 (2013 – 1.56 percent).  For the nine months ended September 30, 2014, the interest rate averaged 1.83 percent. Prior to hedging activities, the LIBOR-based interest rate was 1.41 percent at September 30, 2014 (December 31, 2013 – 1.42 percent).

The Partnership’s Senior Credit Facility and Term Loan Facility contain a covenant requiring us to maintain a maximum agreed upon leverage ratio.

GTN’s Senior Notes provisions contain a covenant that limits total debt to no greater than 70 percent of total capitalization.

The Series D Senior Notes, which require yearly principal payments until its maturity, are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

As of September 30, 2014, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Second Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required on the long-term debt are as follows:

(unaudited)
(millions of dollars)

2014	3
2015	79
2016	4
2017	348
2018	500
Thereafter	599
1,533

NOTE 6        PARTNERS’ EQUITY

ATM equity issuance program (ATM program)

In August 2014, the Partnership entered into an Equity Distribution Agreement (the EDA) with five different financial institutions (Managers). Pursuant to the terms of the EDA, we may from time to time, through the Managers as our sales agents, offer and sell common units having an aggregate offering price of up to $200 million.  Sales of such common units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by one or more of the Managers and us. We intend to use the net proceeds from sales under the program for general partnership purposes, which may include debt repayment and future acquisitions.

Beginning in August until September 30, 2014, the Partnership issued 1.3 million common units under the ATM program generating net proceeds of approximately $73 million, including our General Partner’s proportionate equity contribution of approximately $1 million to maintain its two percent effective interest, net of approximately $1 million of commission to our sales agents.

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

Net income per common unit was determined as follows:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars, except per common unit amounts)	2014	2013	2014	2013(a)

Net income attributable to controlling interests	31	37	125	114
Net income attributed to GTN’s and Bison’s former parent	-	-	-	(26) (b)

Net income allocated to partners	31	37	125	88
Net income allocated to General Partner, including incentive distribution rights	(1)	(1)	(3)	(2)
Net income allocable to common units	30	36	122	86(b)

Weighted average common units outstanding (millions) – basic and diluted	62.6	62.3	62.4	57.8
Net income per common unit – basic and diluted	$0.48	$0.58	$1.96	$1.50(b)

(a)       Recast as discussed in Note 2.

(b)       Net income allocated to common units and the net income per common unit for nine months ended September 30, 2013 have been revised and are presented consistent with our presentation prior to the recast.  These changes conform to our presentation for a previous common control transaction in 2009 to ensure consistency.  As a result of these changes, we excluded net income allocable to GTN and Bison’s former parent as such amounts were not allocable to either the general partner or common units. These revisions had no impact on these financial statements except as presented below.

Nine months ended September 30, 2013	As previously presented	Adjustment	Revised
Net income allocable to common units	112	(26)	86
Net income per common unit – basic and diluted	$1.94	($0.44)	$1.50

NOTE 8                         CASH DISTRIBUTIONS

For the three and nine months ended September 30, 2014, the Partnership distributed $0.84 and $2.46 per common unit (2013 – $0.81 and $2.37 per common unit) for a total of $54 million and $157 million, respectively (2013 - $52 million and $137 million). The distributions paid for the three and nine months ended September 30, 2014 included incentive distributions of nil million to the General Partner.  There were no incentive distributions paid to the General Partner for the three and nine months ended September 30, 2013.

NOTE 9                         CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Nine months ended September 30,
(millions of dollars)	2014	2013(a)

Change in accounts receivable and other	5	5
Change in accounts payable and accrued liabilities	10	(2)
Change in accounts payable to affiliates (b)	13	(2)
Change in accrued interest	8	10
Change in operating working capital	36	11

(a)       Recast as discussed in Note 2.

(b)       Excludes Carty Lateral accrual of $25 million at December 31, 2013.

NOTE 10                  RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million and $2 million for the three and nine months ended September 30, 2014 (2013 – $1 million and $3 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three and nine months ended September 30, 2014 and 2013 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at September 30, 2014 and December 31, 2013 are summarized in the following tables:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2014	2013	2014	2013

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	7	7	22	23
Northern Border (a)	9	7	26	21
GTN (a)	8	7	21	21
Bison (a)	2	1	4	4
North Baja	1	1	3	3
Tuscarora	1	1	3	3
Impact on the Partnership’s net income:
Great Lakes	3	3	10	10
Northern Border	4	3	11	10
GTN (b)	5	5	14	14
Bison(b)	1	1	3	3
North Baja	1	1	3	3
Tuscarora	1	1	3	3

(unaudited)
(millions of dollars)	September 30, 2014	December 31, 2013

Amount payable to TransCanada’s subsidiaries for costs charged in the period by:
GTN (a)	11	3
Northern Border (a)	12	3
Bison (a)	1	-
Great Lakes (a)	13	3
North Baja	1	1
Tuscarora	1	-

(a)       Represents 100 percent of the costs.

(b)       Recast as discussed in Note 2.

Great Lakes’ earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. Great Lakes earned $13 million and $48 million of transportation revenues under these contracts for the three and nine months ended September 30, 2014 (2013 - $14 million and $49 million). These amounts represent 46 percent of total revenues earned by Great Lakes for the three and nine months ended September 30, 2014 (2013 – 54 percent). Great Lakes also earned nil and $1 million of affiliated rental revenue for the three and nine months ended September 30, 2014 (2013 – $1 million and $1 million).

Revenue from TransCanada and its affiliates of $6 million and $23 million are included in the Partnership’s equity earnings from Great Lakes for the three and nine months ended September 30, 2014 (2013 - $7 million and $23 million). At September 30, 2014, $7 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2013 - $11 million).

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

The estimated fair value of the Partnership’s long-term debt as at September 30, 2014 and December 31, 2013 are as follows:

(unaudited)	September 30, 2014		December 31, 2013
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Credit Facility due 2017	335	335	380	380
Term Loan Facility due 2018	500	500	500	500
4.65% Senior Notes due 2021	349	368	349	353
5.09% Unsecured Senior Notes due 2015	75	77	75	79
5.29% Unsecured Senior Notes due 2020	100	111	100	106
5.69% Unsecured Senior Notes due 2035	150	167	150	154
3.82% Series D Senior Notes due 2017	24	25	24	25
	1,533	1,583	1,578	1,597

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the Term Loan Facility. The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At September 30, 2014, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of approximately $1 million (both on a gross and net basis) (December 31, 2013 – nil). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three and nine months ended September 30, 2014 (2013 – nil). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was nil and a loss of approximately $1 million for the three and nine months ended September 30, 2014, respectively (2013 – $1 million). For the three and nine months ended September 30, 2014, the net realized loss related to the interest rate swaps was $1 million and $2 million and was included in financial charges and other (2013 – nil).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of September 30, 2014 and December 31, 2013.

NOTE 12      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	September 30, 2014	December 31, 2013

Trade accounts receivable, net of allowance of nil	27	33
Other	4	4
	31	37

NOTE 13      SUBSEQUENT EVENTS

On October 1, 2014, we acquired the remaining 30 percent interest of Bison from a subsidiary of TransCanada.  The total purchase price of the 2014 Acquisition was $215 million plus purchase price adjustments. The acquisition of Bison was financed through combinations of (i) net proceeds from the ATM program, and (ii) short-term financing.

The 2014 Acquisition, which resulted in Bison being wholly-owned by the Partnership, will continue to be accounted for as a transaction between entities under common control, similar to pooling of interests, whereby the assets and liabilities of Bison will be recorded at TransCanada’s carrying value and the total excess purchase price paid will be recorded as a reduction in Partners’ Equity.  (See also Note 2).

On October 1, 2014, the Partnership borrowed $170 million (Short - Term Loan Facility) payable in 364-days. The outstanding principal bears interest based on the LIBOR plus an applicable margin.  The Short - Term Loan Facility contains a covenant requiring us to maintain a maximum agreed upon leverage ratio.  The Partnership used the proceeds to fund the 2014 Acquisition and reduce the amount outstanding under its Senior Credit Facility.

On October 23, 2014, the board of directors of our General Partner declared the Partnership’s third quarter 2014 cash distribution in the amount of $0.84 per common unit payable on November 14, 2014 to unitholders of record as of November 4, 2014.

GTN declared a third quarter 2014 distribution of $26 million on October 14, 2014, of which the Partnership will receive its 70 percent share or $18 million on November 3, 2014.

Northern Border declared a third quarter 2014 distribution of $38 million on October 21, 2014, of which the Partnership will receive its 50 percent share or $19 million on November 3, 2014.

Bison declared a third quarter 2014 distribution of $16 million on October 14, 2014.  The Partnership will receive 100 percent share of this distribution on November 3, 2014.

Great Lakes declared a third quarter 2014 distribution of $8 million on October 14, 2014, of which the Partnership will receive its 46.45 percent share or $4 million on November 3, 2014.

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

On July 23, 2014, the board of directors of our General Partner declared the Partnership’s second quarter 2014 cash distribution in the amount of $0.84 per common unit payable on August 14, 2014 to unitholders of record as of August 5, 2014.  The declared distribution reflects a $0.03 per common unit increase to the quarterly distribution.  The second quarter 2014 distribution exceeded the first target of the General Partner’s incentive distribution rights (IDRs) by $0.03 per common unit, resulting in an increase in the distribution on the General Partner interest from 2% to 15% on the incremental distribution in excess of the first target.

On October 23, 2014, the board of directors of our General Partner declared the Partnership’s third quarter 2014 cash distribution in the amount of $0.84 per common unit payable on November 14, 2014 to unitholders of record as of November 4, 2014.  The third quarter 2014 distribution exceeded the first target of the General Partner’s IDRs by $0.03 per common unit, resulting in an increase in the distribution on the General Partner interest from 2% to 15% on the incremental distribution in excess of the first target.

ATM program - In August 2014, we entered into an Equity Distribution Agreement (the EDA) with five different financial institutions (Managers). Pursuant to the terms of the EDA, we may from time to time, through the Managers as our sales agents, offer and sell common units having an aggregate offering price of up to $200 million.  Sales of such common units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by one or more of the Managers and us.

Beginning in August until September 30, 2014, the Partnership issued 1.3 million common units under the ATM program generating net proceeds of approximately $73 million, including our General Partner’s proportionate equity contribution of approximately $1 million to maintain its two percent effective interest, net of approximately $1 million of commissions to our sales agents.

Bison Acquisition – On October 1, 2014, we acquired the remaining 30 percent interest of Bison from a subsidiary of TransCanada.  The total purchase price of the 2014 Acquisition was $215 million plus purchase price adjustments. The acquisition of Bison was financed through combinations of (i) net proceeds from the ATM program, and (ii) short-term financing. This acquisition is expected to improve the Partnership’s long-term cash flow stability and predictability.

Short Term Loan Facility- On October 1, 2014, the Partnership borrowed $170 million payable in 364-days. The outstanding principal bears interest based on the LIBOR plus an applicable margin.  We used the proceeds to fund the 2014 Acquisition and reduce the amount outstanding under our Senior Credit Facility.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three and nine months ended September 30, 2014.

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

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2014	2013	2014	2013(a)

Net income:
GTN	16	19	53	56
Bison	12	11	35	33
North Baja	6	6	18	18
Tuscarora	3	4	12	12
Equity earnings:
Northern Border	14	17	53	48
Great Lakes	1	(2)	13	-
Partnership expenses	(13)	(9)	(33)	(26)
Net income	39	46	151	141
Net income attributable to non-controlling interests	8	9	26	27
Net income attributable to controlling interests	31	37	125	114

(a) Financial information was recast to consolidate GTN and Bison for the period presented.

Third Quarter 2014 Compared with Third Quarter 2013

For the three months ended September 30, 2014, net income attributable to controlling interests decreased by $6 million to $31 million compared to $37 million in the third quarter of 2013. This decrease was primarily due to lower net income from GTN primarily due to lower transportation revenue and higher Partnership expenses primarily due to the costs relating to the 2014 Acquisition.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, net income increased by $10 million to $151 million compared to $141 million for the same period in 2013. This increase was primarily due to higher equity earnings from Northern Border and Great Lakes partially offset by higher Partnership expenses.

Equity earnings increased from Northern Border and Great Lakes primarily due to higher transportation revenues for the first quarter mainly due to the sale of daily capacity during the winter months.

Partnership expenses were $33 million for the nine months ended September 30, 2014, an increase of $7 million compared to the same period in 2013. The increase was primarily due to interest expense incurred in relation to the $500 million term loan obtained to finance a portion of the 2013 Acquisition and costs associated with the 2014 Acquisition.

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

Our cash flow is based on the distributions from our portfolio of six pipelines. Overall, we believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with a history of consistent cash flow from operating activities, provide a solid foundation to meet future liquidity and capital requirements.  We expect to be able to fund our liquidity requirements, including our distributions, at the Partnership level over the next 12 months utilizing our cash flow and our existing Senior Credit Facility as well as access to the debt and equity capital markets if required.

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

Non-GAAP Measures

Reconciliations of Net Income Attributable to Controlling Interests to Partnership Cash Flows

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars except per common unit amounts)	2014	2013	2014	2013

Net income attributable to controlling interests(a)	31	37	125	114
Less net income attributed to GTN’s and Bison’s former parent (a)	-	-	-	(26)
Net income as previously reported	31	37	125	88

Add:
Cash distributions from GTN (b)	20	19	65	33
Cash distributions from Northern Border (b)	21	22	68	66
Cash distributions from Bison (b)	12	11	35	18
Cash distributions from Great Lakes (b)	5	3	24	15
Cash flows provided by North Baja’s and Tuscarora’s operating activities	13	13	39	39
	71	68	231	171

Less:
Equity earnings as previously reported:
GTN	-	-	-	(9)
Northern Border	(14)	(17)	(53)	(48)
Bison	-	-	-	(6)
Great Lakes	(1)	2	(13)	-
	(15)	(15)	(66)	(63)
Less:
Other Pipes’ net income as previously reported (c)
GTN	(16)	(19)	(53)	(19)
Bison	(12)	(11)	(35)	(11)
North Baja	(6)	(6)	(18)	(18)
Tuscarora	(3)	(4)	(12)	(12)
	(37)	(40)	(118)	(60)
Add:
Net income attributable to non-controlling interests after the 2013 Acquisition	8	9	26	9

Partnership cash flows before General Partner distributions	58	59	198	145
General Partner distributions (d)	(1)	(1)	(3)	(3)

Partnership cash flows	57	58	195	142

Cash distributions declared	(55)	(52)	(161)	(146)
Cash distributions declared per common unit (e)	$0.84	$0.81	$2.49	$2.40
Cash distributions paid	(54)	(52)	(157)	(137)
Cash distributions paid per common unit (e)	$0.84	$0.81	$2.46	$2.37

(a)                   The additional 45 percent membership interests in each of GTN and Bison were acquired from subsidiaries of TransCanada in July 2013. As a result, the acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of GTN and Bison were recorded at TransCanada’s carrying value and the Partnership’s historical financial information was recast to consolidate GTN and Bison for all periods presented.

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

(c)                   “Other Pipes” includes the results of North Baja and Tuscarora and, after July 1, 2013, GTN and Bison as well.

(d)                   General Partner distributions represent the cash distributions paid to the General Partner with respect to its effective two percent general partner interest plus an amount equal to incentive distributions. Incentive distributions for the three and nine months ended September 30, 2014 were nil. No incentive distributions were paid to the General Partner for the three and nine months ended September 30, 2013.

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

Third Quarter 2014 Compared with Third Quarter 2013

Partnership cash flows decreased $1 million to $57 million for the three months ended September 30, 2014 compared to $58 million in the third quarter of 2013. This decrease was due to a decrease in Other Pipes’ net income partially offset by higher cash distributions from our pipeline investments.

The Partnership paid distributions of $54 million in the third quarter of 2014, an increase of $2 million compared to the same period in 2013. This increase was due to a $0.03 increase in the distribution per common unit in July 2014.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, Partnership cash flows were $195 million, a $53 million increase compared to the $142 million in the same period of 2013. This increase was primarily due to increased cash distributions from GTN and Bison of $49 million as a result of the 2013 Acquisition.

Other Cash Flows

In the first quarter of 2014, the Partnership made an equity contribution of $4 million to Great Lakes which was used to fund debt repayments.

In the third quarter of 2014, the Partnership made a payment of $25 million in accordance with the 2013 Acquisition related to the attainment of certain events with respect to the Carty Lateral project.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of September 30, 2014 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

Senior Credit Facility due 2017	335	-	335
Term Loan Facility due 2018	500	-	500
4.65% Senior Notes due 2021	349	-	349
5.09% Senior Notes due 2015	75	75	-
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
3.82% Series D Notes due 2017	24	4	20
	1,533	79	1,454

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $335 million was outstanding at September 30, 2014 (December 31, 2013 - $380 million).

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.41 percent for the three and nine months ended September 30, 2014 (2013 — 1.44 and 1.45 percent). The LIBOR-based interest rate was 1.41 percent at September 30, 2014 (December 31, 2013 — 1.42 percent).

On July 1, 2013, the Partnership entered into a term loan agreement with a syndicate of lenders for a $500 million term loan credit facility (Term Loan Facility). On July 2, 2013, the Partnership borrowed $500 million under the Term Loan Facility.

The LIBOR-based interest rate on the Term Loan Facility averaged 1.41 percent for the three months ended September 30, 2014 (2013 — 1.44 percent).  For the nine months ended September 30, 2014, the interest averaged 1.41 percent. After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.83 percent for three months ended September 30, 2014 (2013 — 1.56 percent).  For the nine months ended September 30, 2014, the interest rate averaged 1.83 percent. Prior to hedging activities, the LIBOR-based interest rate was 1.41 percent at September 30, 2014 (December 31, 2013 — 1.42 percent).

The Partnership’s Senior Credit Facility and Term Loan Facility contain a covenant requiring us to maintain a maximum agreed upon leverage ratio.

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

At September 30, 2014, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Market Risk for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s long-term debt at September 30, 2014 was $1,583 million.

Northern Border’s contractual obligations related to debt as of September 30, 2014 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	-	100
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016	61	-	61
	411	-	411

As of September 30, 2014, $61 million was outstanding under its $200 million revolving credit agreement, leaving $139 million available for future borrowings. The weighted average interest rate related to the borrowings on the credit agreement was 1.37 percent as of September 30, 2014 (December 31, 2013 – 1.37 percent). At September 30, 2014, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $6 million as of September 30, 2014 in connection with various capital overhaul projects.

Great Lakes’ contractual obligations related to debt as of September 30, 2014 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2015 to 2018	36	9	27
9.09% series Senior Notes due 2014 and 2021	80	10	70
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	326	19	307

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $176 million of Great Lakes’ partners’ capital was restricted as to distributions as of September 30, 2014 (December 31, 2013 – $180 million). Great Lakes was in compliance with all of its financial covenants at September 30, 2014.

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

2014 Third Quarter Cash Distribution

On October 23, 2014, the board of directors of our General Partner declared the Partnership’s third quarter 2014 cash distribution in the amount of $0.84 per common unit payable on November 14, 2014 to unitholders of record as of November 4, 2014.  The third quarter 2014 distribution exceeded the first target of the General Partner’s IDRs by $0.03 per common unit, resulting in an increase in the distribution on the General Partner interest from 2% to 15% on the incremental distribution in excess of the first target.

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

As of September 30, 2014, the Partnership’s interest rate exposure results from our floating rate Senior Credit Facility and Term Loan Facility under which $835 million was outstanding (December 31, 2013 – $880 million). As of September 30, 2014 and December 31, 2013, the variable interest rate exposure related to $150 million of the $500 million Term Loan Facility was hedged by fixed interest rate swap arrangements. As a result, 45 percent of our outstanding debt was subject to variability in LIBOR interest rates (December 31, 2013 – 46 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at September 30, 2014, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $7 million.

On October 1, 2014, the Partnership borrowed $170 million payable in 364-days. The outstanding principal bears interest based on the LIBOR plus an applicable margin.

As of September 30, 2014, $61 million, or 15 percent of Northern Border’s outstanding debt was at floating rates (December 31, 2013 – $62 million or 15 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at September 30, 2014, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.

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

The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At September 30, 2014, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of approximately $1 million (both on a gross and net basis) (December 31, 2013 – nil). For the three and nine months ended September 30, 2014, the Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges (2013 – nil). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was nil for three months ended September 30, 2014 and a loss of approximately $1 million for the nine months ended September 30, 2014 (2013 – $1 million). For the three and nine months ended September 30, 2014, the net realized loss related to the interest rate swaps was $1 and $2 million, respectively and was included in financial charges and other (2013 – nil).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of September 30, 2014 and December 31, 2013.

OTHER RISKS

The Partnership is influenced by the same factors that influence our pipeline systems. None of our pipeline systems own any of the natural gas they transport; therefore, they do not assume any of the related natural gas commodity price risk with respect to transported natural gas volumes.

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of the financial instruments with the Partnership or its pipeline systems. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At September 30, 2014, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At September 30, 2014, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $31 million (December 31, 2013 – $37 million).

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

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At September 30, 2014, the Partnership had a committed revolving bank line of $500 million maturing in 2017 and the outstanding balance on this facility was $335 million.

In addition, at September 30, 2014, Northern Border had a committed revolving bank line of $200 million maturing in 2016 and $61 million was drawn.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting other than noted below.

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

Great Lakes v. Essar Steel Minnesota LLC, et al. – On October 29, 2009, Great Lakes filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC and certain Essar affiliates (collectively, “Essar”) for breach of its monthly payment obligation under its transportation services agreement with Great Lakes. Great Lakes sought to recover approximately $33 million for past and future payments due under the agreement. Trial on the damages has been set for early 2015.

State of South Dakota Use Tax Appeal - – On February 28, 2011, the State of South Dakota assessed a use tax in the amount of approximately $6 million on Northern Border for shipper supplied natural gas used to fuel compressors on Northern Border’s pipeline system from July 1, 2007 to December 31, 2010. In the third quarter of 2013, the South Dakota Department of Revenue determined that the gas used by Northern Border to fuel compressors is taxable.  In May 2014, Sixth Judicial Circuit Court (Circuit Court) issued a Memorandum Decision reversing the Final Decision of the South Dakota Department of Revenue.  The Circuit Court found that the compression of natural gas and the natural gas burned in that process is a function of natural gas transportation and therefore exempt from use tax. The South Dakota Department of Revenue filed an appeal to the Circuit Court decision on July 23, 2014. Briefs are scheduled to be submitted to the South Dakota Supreme Court prior to the end of 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of October 2014.

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