Form 10-K
period 2014-12-31
TC PIPELINES LP
filed 2015-02-27
CIK 1075607

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35358

TC PipeLines, LP
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	52-2135448 (I.R.S. Employer Identification No.)
700 Louisiana Street, Suite 700 Houston, Texas (Address of principal executive offices)	77002-2761 (Zip code)
877-290-2772 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common units representing limited partner interests	Name of each exchange on which registered New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2014 was approximately $2.3 billion.

As of February 24, 2015, there were 63,561,546 common units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

2014 ANNUAL REPORT          3

Definitions

The abbreviations, acronyms, and industry terminology used in this annual report are defined as follows:

2014 Acquisition	Partnership's acquisition of the remaining 30 percent interest in Bison from a subsidiary of TransCanada
2013 Acquisition	Acquisition of an additional 45 percent membership interest in each of GTN and Bison by the Partnership to increase ownership to 70 percent
2011 Acquisition	Acquisition from subsidiaries of TransCanada of a 25 percent membership interest in each of GTN and Bison
AFUDC	Allowance for funds used during construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market Equity Issuance Program
Bison	Bison Pipeline LLC
Carty Lateral	The proposed GTN lateral pipeline
Consolidated Subsidiaries	GTN, Bison, North Baja and Tuscarora
Delaware Act	Delaware Revised Uniform Limited Partnership Act
DOT	U.S. Department of Transportation
Dth/day	Dekatherms per day
DSUs	Deferred Share Units
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fracking	Horizontal drilling in combination with multi-stage hydraulic fracturing
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
GHG	Greenhouse Gas
Great Lakes	Great Lakes Gas Transmission Limited Partnership
Great Lakes Rate Settlement	Stipulation and Agreement of Settlement for Great Lakes regarding its rates and terms and conditions of service
GTN	Gas Transmission Northwest LLC
GTN Settlement	Stipulation and Agreement of Settlement for GTN regarding its rates and terms and conditions of service
HCAs	High consequence areas
IDRs	Incentive Distribution Rights
IRS	Internal Revenue Service
KPMG	KPMG LLP
LDCs	Local Distribution Companies
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
Mainline	TransCanada's Mainline, a natural gas transmission system extending from the Alberta/Saskatchewan border east to Quebec

4        TC PIPELINES, LP

NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Northern Border Settlement	Stipulation and Agreement of Settlement for Northern Border regarding its rates and conditions of service
NYSE	New York Stock Exchange
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP's senior credit facility under revolving credit agreement as amended and restated, dated November 20, 2012
Short-Term Loan Facility	TC PipeLines, LP short-term loan facility under loan agreement dated October 1, 2014
Term Loan Facility	TC PipeLines, LP's term loan credit facility under a term loan agreement dated July 1, 2013
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America
WCSB	Western Canada Sedimentary Basin
Wholly-owned subsidiaries	Bison, North Baja, and Tuscarora

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

2014 ANNUAL REPORT          5

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

•
weather conditions;

•
availability and location of natural gas supplies in Canada and the United States (U.S.) in relation to our pipeline systems;

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

•
the impact of recent significant declines in oil and natural gas prices, including the effects on the creditworthiness of our shippers;

•
our ongoing ability to grow distributions through acquisitions, accretive expansions or other growth opportunities, including the closure of announced acquisitions and the timing and structure of further potential acquisitions;

•
potential conflicts of interest between TC PipeLines GP, Inc., our general partner (General Partner), TransCanada and us;

•
the ability to maintain secure operation of our information technology;

•
the impact of any impairment charges;

6        TC PIPELINES, LP

•
operating hazards, casualty losses and other matters beyond our control; and

•
the level of our indebtedness, including the indebtedness of our pipeline systems, and the availability of capital.

These and other risks are described in greater detail in Part I, Item 1A. "Risk Factors." All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

Item 1.    Business

NARRATIVE DESCRIPTION OF BUSINESS

General

We are a Delaware master limited partnership, and our common units are traded on the New York Stock Exchange (NYSE) under the symbol TCP. We were formed by TransCanada Corporation and its subsidiaries (TransCanada) in 1998, to acquire, own and participate in the management of energy infrastructure businesses in North America. Our pipeline systems transport natural gas in the U.S.

We are managed by our General Partner, which is an indirect, wholly-owned subsidiary of TransCanada. Through its subsidiaries, TransCanada owns an approximate 28.3 percent equity interest in us, including a 26.3 percent limited partner interest and an effective two percent general partner interest held by our General Partner. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information regarding TransCanada's ownership in us.

Recent Business Developments

Cash Distributions – In July 2014, we increased our quarterly distribution by 3.7 percent to $0.84 per common unit and during 2014, we paid cash distributions totaling $3.30 per common unit. The increased distribution exceeded the first target of the General Partner's incentive distribution rights (IDRs) by $0.03 per common unit, resulting in an increase in the distribution to the General Partner from 2% to 15% as a result of the incremental distribution exceeding the first IDR target. For the year ended December 31, 2014, the IDRs paid to the General Partner were approximately $1 million.

On February 13, 2015, we paid a cash distribution of $0.84 per common unit for the fourth quarter of 2014.

ATM Equity Issuance Program (ATM Program) – In August 2014, we entered into an Equity Distribution Agreement (the EDA) with five different financial institutions (Managers), pursuant to which, the Partnership may from time to time, offer and sell common units having an aggregate offering price of up to $200 million. Sales of such common units will be made by means of ordinary brokers' transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by one or more of the Managers and the Partnership.

In 2014, the Partnership issued 1.3 million common units under the ATM Program generating net proceeds of approximately $72 million, plus an additional $1 million from the General Partner's to maintain its effective two percent interest.

Bison Acquisition – On October 1, 2014, we acquired the remaining 30 percent interest in Bison from a subsidiary of TransCanada. The total purchase price of the 2014 Acquisition was $215 million plus purchase price adjustments of approximately $2 million. The 2014 Acquisition was financed through a combination of (i) net proceeds from the ATM Program and (ii) short-term financing.

2014 ANNUAL REPORT          7

Short-Term Loan Facility – On October 1, 2014, the Partnership borrowed $170 million payable in 364-days. The outstanding principal bears interest based on the LIBOR plus an applicable margin. We used the proceeds to fund a portion of the 2014 Acquisition and reduce the amount outstanding under our Senior Credit Facility.

GTN Acquisition – On February 24, 2015, we entered into an agreement to acquire the remaining 30 percent interest in GTN from TransCanada for $446 million comprised of $253 million in cash, the assumption of $98 million in proportional GTN debt and the issuance of $95 million of new Class B units to TransCanada. The Partnership plans to fund the cash portion of the transaction through a combination of debt and common equity. The Class B units will be entitled to a distribution based on 30 percent of GTN's annual distributions as follows: i) for the first five years, 100 percent of distributions above $20 million; and ii) for subsequent years, 25 percent of distributions above $20 million. The transaction is expected to close on April 1, 2015.

The transaction was approved by the Board of Directors of the general partner, based on approval and recommendation from the Board's conflicts committee which is comprised entirely of independent directors.

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

Understanding the Natural Gas Pipelines Business

Natural gas pipelines move natural gas from major sources of supply or upstream pipelines to downstream pipelines or locations or markets that use natural gas to meet their energy needs. Pipeline systems include meter stations that record how much natural gas comes on to the pipeline and how much comes off at the delivery locations; compressor stations that act like pumps to move the large volumes of natural gas along the pipeline; and the pipelines themselves that transport natural gas under high pressure.

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

8        TC PIPELINES, LP

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

Business environment

The North American natural gas pipeline network has been developed to connect supply to market. Use and growth of this infrastructure is affected by changes in the location and relative cost of natural gas supply and changing market demand.

The map below shows the location of the North American basins in relation to our pipeline systems.

Supply

Natural gas is primarily transported from producing regions and, in limited circumstances, from liquefied natural gas (LNG) import facilities to market hubs or interconnects for distribution to natural gas consumers. Recent development of

2014 ANNUAL REPORT          9

shale and other unconventional gas reserves has resulted in increases in overall North American natural gas production and economically recoverable reserves.

There has been an increase in production from the development of shale gas reserves that are located close to traditional existing markets, particularly in the Northeastern U.S. This has increased the number of supply choices for natural gas consumers resulting in changes to historical natural gas pipeline flow patterns.

The supply of natural gas in North America is expected to continue increasing significantly over the next decade and over the long-term for a number of reasons, including the following:

•
use of technology, including horizontal drilling in combination with multi-stage hydraulic fracturing (fracking), is allowing companies to access unconventional resources economically. This has increased the technically accessible resource base of existing basins and is opening up new producing regions; and

•
application of these technologies to existing oil fields where further recovery of the existing resource is now possible. There is often associated gas discovered in the exploration and production of liquids-rich hydrocarbon basins, (for example the Bakken oil fields) which also contributes to an increase in the overall gas supply for North America.

Other factors that can influence the overall level of natural gas supply in North America include:

•
the price of natural gas – low prices in North America may increase demand but slow drilling activities that in turn diminish production levels, particularly in dry natural gas fields where the extra revenue generated from the entrained liquids is not available. High natural gas prices may encourage higher drilling activities but may decrease the level of demand;

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

Commodity Prices

In general, the profitability of the natural gas pipelines business is not directly tied to commodity prices given we are a transporter of the commodity and the transportation costs are not tied to the price of natural gas. However, the cyclical supply and demand nature of commodities and its price impact can have a secondary impact on our business where our shippers may choose to accelerate or delay certain projects. This can impact the timing for the demand of transportation services and/or new gas pipeline infrastructure.

10        TC PIPELINES, LP

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

Our Pipeline Systems

We have equity ownership interests in two natural gas interstate pipeline systems that are accounted for on an equity basis, as well as three wholly-owned and one majority-owned pipeline that are accounted for on a consolidated basis. Collectively, they are designed to transport approximately 8.9 billion cubic feet per day of natural gas from producing regions and import facilities to market hubs and consuming markets primarily in the Western and Midwestern U.S. All of our pipeline systems are operated by subsidiaries of TransCanada.

Our pipeline systems include:

Pipeline	Length	Description	Ownership

GTN	1,353 miles	Extends between an interconnection near Kingsgate, British Columbia, Canada at the Canadian border to a point near Malin, Oregon at the California border and delivers natural gas to the Pacific Northwest and to California. TransCanada currently owns the remaining 30 percent of GTN.	70%(1)
Northern Border	1,408 miles	Extends between the Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana, south of Chicago. Northern Border is capable of receiving natural gas from Canada, the Williston Basin and Rocky Mountain Basin. ONEOK Partners, L.P. owns the remaining 50 percent of Northern Border.	50%
Bison	303 miles	Extends from a location near Gillette, Wyoming to Northern Border's pipeline system in North Dakota. Bison transports natural gas from the Powder River Basin to Midwest markets.	100%
Great Lakes	2,115 miles	Connects with the TransCanada Mainline at the Canadian border near Emerson, Manitoba, Canada and St. Clair, Michigan, near Detroit. Great Lakes is a bi-directional pipeline that can receive and deliver natural gas at multiple points along its system. TransCanada owns the remaining 53.55 percent of Great Lakes.	46.45%
North Baja	86 miles	Extends between an interconnection with the El Paso Natural Gas Company pipeline near Ehrenberg, Arizona and an interconnection with a natural gas pipeline near Ogilby, California on the Mexican border. North Baja is a bi-directional pipeline.	100%
Tuscarora	305 miles	Extends between the GTN pipeline near Malin, Oregon to its terminus near Reno, Nevada and delivers natural gas in northeastern California and northwestern Nevada.	100%
(1)
Upon the closing of the GTN Acquisition, the Partnership will own 100% of GTN.

2014 ANNUAL REPORT          11

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

Our pipeline systems actively market their available capacity and work closely with customers, including natural gas producers, LDC's, marketers and end users, to ensure our pipelines are offering attractive services and competitive rates. Approximately 90% of our long-term contract revenues are with customers who have an investment grade rating or who have provided guarantees from investment grade parties. We have obtained financial assurances as permitted by FERC and our tariffs for the remaining long-term contracts. See Part I, Item 1A. "Risk Factors."

In 2014, Anadarko Energy Services Company and Pacific Gas and Electric Company comprised 15 percent and 14 percent, respectively, of the Partnership's revenues.

GTN – GTN's revenues are substantially supported by long-term contracts. Contracts expiring prior to 2023 are primarily held by LDCs that historically use a diversified portfolio of transportation options to serve their long-term markets. We expect GTN to continue to be an important transportation component of these diversified portfolios. Incremental transportation transaction opportunities are based on the differential in value between Western Canadian supplies and deliveries to Northern California. GTN's rates were established primarily based on its current contracted long-term capacity. As a result, GTN's revenues will be subject to positive variation as a result of capacity sold at levels above its current contracted amount.

Northern Border – Northern Border's revenues are substantially supported by firm transportation contracts through March 2016. As contracts have expired, market conditions have enabled Northern Border to negotiate contract extensions that are typically for terms of two years or longer. Its uncontracted capacity is subject to seasonal demand for transportation services, which has traditionally been strongest during peak winter months to serve heating demand and peak spring/summer months to serve electric cooling demand and storage injection. Northern Border's tariff has a seasonal rate structure providing for higher rates during traditional peak months.

12        TC PIPELINES, LP

Great Lakes – Great Lakes' revenue is derived from shorter-term contracts for short-haul and long-haul transportation primarily with TransCanada on multiple paths across its system. Great Lakes' ability to sell its available and future capacity will depend on future market conditions which are impacted by a number of factors including weather, levels of natural gas in storage, the capacity of upstream and downstream pipelines, and the availability and pricing of natural gas supplies. Demand for Great Lakes' services has historically been highest in the summer to fill the storage complexes in Ontario and Michigan in advance of the upcoming winter season. During the winter, Great Lakes serves peak heating requirements for customers in Minnesota, Wisconsin, Michigan and beyond.

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

Four of our pipeline systems, GTN, Northern Border, Great Lakes and Tuscarora, compete with each other for WCSB natural gas supply as well as with other pipelines, including TransCanada's Mainline system, the Alliance pipeline and the Westcoast pipeline. Northern Border, Great Lakes and Tuscarora compete in their respective market areas for natural gas supplies from other basins as well, such as the Rocky Mountain, Mid-Continent, Gulf Coast, Utica and Marcellus Basins. GTN primarily competes with pipelines supplying natural gas into California and Pacific Northwest markets.

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

Relationship with TransCanada

TransCanada is the indirect parent of our General Partner and owns, through its subsidiaries, an approximate 28.3 percent equity interest in the Partnership. TransCanada is a major energy infrastructure company, listed on the Toronto Stock Exchange and NYSE, with more than 60 years of experience in the responsible development and reliable operation of energy infrastructure in North America. TransCanada is primarily focused on natural gas and oil transmission and power generation services. TransCanada owns approximately $59 billion in total assets, including 35,500 miles of wholly-owned natural gas pipelines, interests in an additional 7,000 miles of natural gas pipelines, 2,639 miles of wholly-owned oil pipelines and over 350 billion cubic feet of storage capacity. TransCanada also owns, controls or is developing over 11,800 megawatts of power generation.

TransCanada operates our pipeline systems and, in some cases, contracts for pipeline capacity. We have purchased assets from TransCanada and jointly participated with TransCanada in acquiring assets from third parties, including acquisitions that we would have been unable to pursue on our own. TransCanada has announced its intent to drop down its remaining U.S. natural gas pipeline assets to the Partnership over the next few years.

See Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence" for more information on our relationship with TransCanada.

2014 ANNUAL REPORT          13

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

Regulatory and Rate Proceedings

GTN – GTN has a FERC-approved settlement agreement for transportation rates effective January 2012, and these rates will remain in effect, subject to certain actions, until December 31, 2015. GTN is required to have new rates in effect on January 1, 2016.

Northern Border – Northern Border has a FERC-approved settlement agreement which established maximum long-term transportation rates and charges on the Northern Border system effective January 1, 2013. The Northern Border Settlement also includes a three-year moratorium on filing rate cases and requires Northern Border to file for new rates no later than January 1, 2018.

Bison – Bison continues to operate under the rates approved by FERC in connection with Bison's initial construction and has no requirement to file a new rate proceeding.

Great Lakes – Great Lakes has a FERC-approved settlement agreement for transportation rates effective November 2013. The settlement includes a moratorium on filing rate cases or challenging the settlement rates until March 31, 2015 and requires that Great Lakes file to have new rates in effect no later than January 1, 2018.

Effective November 1, 2014, Great Lakes executed contracts with its affiliate, ANR Pipeline Company (ANR) to provide seasonal firm service between Michigan and Wisconsin. These contracts were at the maximum FERC authorized rate and were intended to replace historical contracts. On December 3, 2014, the FERC accepted and suspended Great Lakes' tariff records related to these contracts to become effective May 3, 2015, subject to refund. On January 2, 2015, Great Lakes submitted a request for rehearing and clarification with FERC. On February 2, 2015 FERC issued an Order granting rehearing to allow for additional time for FERC to consider the request. Until Great Lakes obtains clarification

14        TC PIPELINES, LP

from FERC or a settlement is reached and approved, it is providing service to ANR under multiple service agreements and rates. Great Lakes has deferred $9.4 million of revenue related to services performed in 2014 under such agreements that may not be collected.

North Baja – North Baja continues to operate under the rates approved by FERC and has no requirement to file a new rate proceeding.

On January 6, 2014, FERC approved North Baja's application to temporarily abandon compression associated with the original design of its pipeline system up to three years. This temporary abandonment will preserve replacement options while reducing maintenance requirements and related expenses without any reduction in capacity or impact to existing firm transportation service.

Tuscarora – Tuscarora has a FERC-approved settlement agreement for transportation rates effective January 2012. A moratorium on the filing of future rate proceedings expired on December 31, 2014. Tuscarora has no requirement to file for new rates.

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

•
Waste and Hazardous Substance Statutes – The operations of our pipeline systems are subject to federal and state statutes that regulate the handling, management, storage and disposal of solid wastes, including hazardous wastes and hazardous substances. These include the Resource Conservation and Recovery Act, the Solid Waste Disposal Act and the Comprehensive Response, Compensation and Liability Act, on the federal level and comparable state statutes. These requirements are subject to rigorous waste management and disposal practices to ensure compliance.

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

•
The Clean Water Act (CWA) – The CWA and comparable state laws impose strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into or adjacent to waters of the U.S. The discharge of pollutants into regulated waters is generally prohibited, except in accordance with the terms of a permit issued by the EPA or a delegated state or federal agency. The CWA and federal regulations also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit.

•
National Environmental Policy Act (NEPA) – Natural gas transportation activities over federally-managed land or involving federal approval can be subject to review under NEPA, or analogous state requirements. NEPA requires federal agencies, including the Department of the Interior or FERC, to evaluate governmental agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an

2014 ANNUAL REPORT          15

  Environmental Assessment that addresses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that is made available for public review and comment. The current activities of our pipeline systems, as well as any proposed plans for future activities, on federal lands are subject to the requirements of NEPA in connection with any new approval that is required for construction, operation or use on or of federal lands.

•
The Endangered Species Act (ESA) – The ESA restricts activities that may affect endangered or threatened species or their habitats. The presence of threatened or endangered species, including the designation of previously unidentified or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected states.

We have not incurred and do not anticipate incurring material costs to comply with existing environmental laws and regulations. We have not accrued for any environmental liabilities. We believe that we are in substantial compliance with all environmental laws and regulations.

Greenhouse Gas

Substantial uncertainty exists regarding the impact of new and proposed greenhouse gas (GHG) laws and regulations. Current federal regulatory programs have focused on reporting of GHG, including methane and carbon dioxide, and the regulation of new sources. No current state program directly regulates our GHG emissions or seeks to reduce them, although such regulations may affect our customers. In addition, federal and state legislation is under discussion that could impose restrictions upon our GHG emissions.

On January 14, 2015, President Obama proposed the adoption of a variety of policies to address methane emissions from the oil and gas sector, including the transportation sector. In total, the package of proposed policies seeks to reduce methane emissions from the sector by 40-45 percent from 2012 levels by 2025. Part of the proposal includes the promulgation of new regulations governing releases of methane from new and existing sources under Section 111(b) of the Clean Air Act. While the impacts of the proposal are uncertain, it is possible that these new policy initiatives could impact our pipeline systems.

We cannot estimate the effect that proposed legislation or new legislations may have on our future financial position, results of operations or cash flow. However, it is possible that such legislation could materially increase our operating costs, including our cost of environmental compliance. Because of the uncertainty of policy and regulatory schemes, the future impacts on our pipeline systems cannot be predicted.

Safety

Our pipeline systems are subject to existing and proposed pipeline safety regulations administered by the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA). In 2002 and 2006, federal pipeline safety statutes were enacted that apply to pipeline facility design, construction, installation, testing, operation, replacement, and integrity management. These statutes and the associated regulations require pipeline companies to perform ongoing pipeline integrity assessments, to identify applicable threats to pipelines located in high consequence areas (HCAs) where a leak or rupture could potentially cause the most harm, to implement preventative and mitigative measures, and to repair and remediate pipelines as necessary. In compliance with these statutes and accompanying regulations, we apply an annual Integrity Management Program that evaluates our pipelines and results in measures to ensure the continued safe operation of our pipelines located in HCAs.

16        TC PIPELINES, LP

In January 2012, The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2012 Pipeline Act) was enacted. The 2012 Pipeline Act and the anticipated regulations that will follow impose a number of additional provisions affecting pipelines that may have a material effect on pipeline owners and operators. The 2012 Pipeline Act directs PHMSA to adopt regulations requiring the installation of leak detection equipment, the utilization of automatic and remote-controlled shut-off valves, the implementation of procedures to confirm the physical and operational characteristics and the maximum allowable operating pressure for pipelines in HCAs and areas other than HCAs; and the testing of grandfathered or previously untested natural gas transmission pipelines. In 2014, PHMSA published several new proposed rulemakings related to these issues. We are reviewing the proposed rules and public comments submitted to date to determine the ultimate impact on our pipeline systems. If these proposed rulemakings are adopted as proposed, they would result in significant increased costs to any new or existing pipelines and the potential for temporary or permanent reductions in maximum allowable operating pressure, which would reduce available capacity on our pipelines.

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

From time to time, despite compliance with applicable rules and regulations, our pipelines may experience incidents that result in leaks and ruptures that may impact the surrounding population and environment. This may result in enforcement by regulatory agencies that may seek civil and/or criminal fines and penalties, and could require our pipelines to conduct testing of the pipeline system or upgrade segments of a pipeline unrelated to the incident which costs may not be covered by insurance or recoverable through rate increases.

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

2014 ANNUAL REPORT          17

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

Significant changes in energy prices could impact supply and demand balances for natural gas.

Prolonged low oil and natural gas prices can have a positive impact on demand but can negatively impact exploration and development of new natural gas supplies that could impact the availability of natural gas to be transported by our pipelines. Similarly, high commodity prices can increase levels of exploration and development but can reduce demand for natural gas leading to reduced demand for transportation services. Sustained low oil and natural gas prices could also impact shippers' creditworthiness that could impact their ability to meet their transportation service cost obligations.

If we do not successfully identify and complete expansion projects or make and integrate acquisitions that are accretive, we may not be able to continue to grow our cash distributions.

Our strategy is to continue to grow the cash distributions on our common units by expanding our business. Our ability to grow depends on our ability to undertake acquisitions and organic growth projects, and the ability of our pipeline systems to complete expansion projects and make and integrate acquisitions that result in an increase in cash per common unit generated from operations. Our ability to complete successful, accretive expansion projects or acquisitions is dependent upon many factors, including our ability to secure necessary rights-of-way or regulatory approvals, our ability to finance such expansion projects or acquisitions on economically acceptable terms and the degree to which our assumptions about volumes, reserves, revenues, costs and customer commitments materialize. Acquisitions may not be available to the Partnership or occur at the prices, terms, with the structure or on the schedule consistent with historical transactions.

During 2014, TransCanada announced plans to drop down its remaining U.S. natural gas pipeline interests to the Partnership. There can be no assurance, however, as to when and on what terms these interests will be offered to the Partnership. Our ability to grow distributions depends on the rate of acquisitions. Our unit price could be adversely affected if the rate of acquisitions is less than analysts' expectations.

In addition, we face competition for acquisitions from investment funds, strategic buyers and commercial finance companies. These companies may have higher risk tolerances or different risk assessments that permit them to offer higher prices that we may be unwilling to match.

18        TC PIPELINES, LP

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

As of December 31, 2014, $850 million of our total $1,695 million of consolidated debt was subject to variable interest rates. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. From time to time, we may enter into interest rate swap arrangements which may increase or decrease our exposure to variable interest rates but there is no assurance that these will be sufficient to offset rising interest rates. As of December 31, 2014, the variable interest rate exposure related to $150 million of the $500 million Term Loan Facility was hedged by fixed interest rate swap arrangements.

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

2014 ANNUAL REPORT          19

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

As of December 31, 2014, no impairment has been identified related to our equity investments, long-lived assets or goodwill. There is a risk of a future impairment in our equity investment in Great Lakes if assumptions relied upon change. For more information, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Impairment of Equity Investments, Goodwill and Long-Lived Assets – Equity Investments."

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

The GTN Acquisition is subject to customary closing conditions.

On February 24, 2015, we entered into a definitive agreement to acquire the remaining 30 percent equity interest in GTN from TransCanada effective April 1, 2015. Following the closing, we will own all of the equity interest in GTN. The completion of the acquisition is subject to customary closing conditions, including the ability of the seller to make certain representations and warranties and the absence of a material adverse effect at closing. We cannot assure you that these conditions will be met and as a result there can be no assurance that the acquisition will be completed. The GTN Acquisition is not subject to a financing condition, and we will require additional financing. Although we expect to finance the remaining portion of the purchase price of the acquisition with equity and long-term debt, we do not have a committed financing source for the full amount of the purchase price. There can be no assurance that the GTN Acquisition, if completed, will result in an increase in cash per common unit generated from operations.

RISKS RELATED TO OUR PIPELINE SYSTEMS

We may experience change in demand for our transportation services which may lead to an inability of our pipelines to charge maximum rates or renew expiring contracts.

Our primary exposure to market risk and competitive pressure occurs at the time existing shipper contracts expire and are subject to renegotiation and renewal. The value of our transportation services depends on a shipper's demand for pipeline capacity and the price paid for that capacity. The inability of our pipelines to extend or replace expiring contracts on comparable terms could have a material adverse effect on our business, financial condition, results of operations and our ability to make cash distributions. Our ability to extend and replace expiring contracts, particularly long-term firm contracts, on terms comparable to prior contracts, depends on many factors including:

•
changes in upstream and downstream pipeline capacity could impact the pipeline's ability to contract for transportation services;

•
the availability and supply of natural gas in Canada and the U.S.;

•
competition from alternative sources of supply;

•
competition from other existing or proposed pipelines;

•
contract expirations and capacity on competing pipelines;

20        TC PIPELINES, LP

•
changes in rates upstream or downstream of our pipeline systems, which can affect our pipeline systems' relative competitiveness;

•
basis differentials between the market location and location of natural gas supplies;

•
the liquidity and willingness of shippers to contract for transportation services; and

•
regulatory developments.

Rates and other terms of service for our pipeline systems are subject to approval and potential adjustment by FERC, which could limit their ability to recover all costs of operations and negatively impact their rate of return, results of operations and cash available for distribution.

Our pipeline systems are subject to extensive regulation over nearly every aspect of their business, including the rates that they can charge to shippers. Under the NGA, our rates must be just, reasonable and not unduly discriminatory. Actions by FERC (see Item 1. "Business – Government Regulation") could adversely affect our pipeline systems ability to recover all of their current or future costs and could negatively impact their rate of return, results of operations and cash available for distribution.

The long-term financial condition of our assets is dependent on the continued availability of, and demand for, natural gas in relation to our pipeline systems.

As the long-term contracts on our pipeline systems expire, the demand for transportation service on our pipeline systems will depend on the availability of supply from the basins connected to our systems and the demand for natural gas in the markets we serve. Natural gas availability from basins depends upon numerous factors including basin production costs, production levels, availability of storage and natural gas prices. Our systems are also dependent on the continued demand for natural gas in our market areas. If supply and/or demand should significantly fall, our systems may be at risk for loss of contracting or contracting at discounted rates which could impact our revenues.

Our pipeline systems' business systems could be negatively impacted by security threats, including cyber security threats, and related disruptions.

In 2012, the U.S. Department of Homeland Security issued public warnings that indicate that pipelines and other assets might be specific targets of terrorist organizations or "cyber security" events. These potential targets might include our pipeline systems or operating systems and may affect our ability to operate or control our pipeline assets, our operations could be disrupted and/or customer information could be stolen.

We depend on the secure operation of our information technology to process, transmit and store electronic information, including information we use to safely operate our pipeline systems. Security breaches could expose our business to a risk of loss, misuse or interruption of critical information and functions that affect the pipeline operations. Such losses could result in operational impacts, damage to our assets, safety incidents, damage to the environment, reputational harm, competitive disadvantage, regulatory enforcement actions, litigation and a potential material adverse effect on our operations, financial position and results of operations. Costs incurred related to securing against threats may not be recovered through rates.

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

2014 ANNUAL REPORT          21

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

Our pipeline systems are subject to inherent risks including earthquakes, adverse weather conditions and other natural disasters; terrorist activity or acts of aggression; damage to a pipeline by a third party; and, pipeline or equipment failures. Each of these risks could result in damage to one of our pipeline systems, business interruptions, release of pollution or contaminants into the environment and other environmental hazards, or injuries to persons and property. These risks could cause us to suffer a substantial loss of revenue and incur significant costs to the extent they are not covered by insurance under our shipper contracts, as applicable. In addition, if one of our pipeline systems was to experience a serious pipeline failure, a regulator could require our pipelines to conduct testing of the pipeline system or upgrade segments of a pipeline unrelated to the failure which costs may not be covered by insurance or recoverable through rate increases or face a potential reduction in operational parameters which could reduce the capacity available for sale.

Our pipeline systems may experience significant costs and liabilities related to compliance with pipeline safety laws and regulations.

Our pipeline systems are subject to pipeline safety statutes and regulations administered by PHMSA, which require. pipeline operators to develop integrity management programs.

The ongoing implementation of the pipeline integrity management programs could cause our pipeline systems to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure their continued safe and reliable operation and to comply with the federal pipeline safety statutes and regulations. Additionally, any failure to comply with PHMSA's regulations could subject our pipeline systems to penalties, fines, or restrictions on our pipeline systems' operations.

The cost of new PHMSA regulations to our pipeline systems could have a material adverse effect on our operations, financial position, cash flows, and our ability to maintain current distribution levels to the extent the increased costs are not recoverable through rates.

Our pipeline systems are regulated by federal, state and local laws and regulations that could impose costs for compliance with environmental protection.

Each of our pipeline systems is subject to federal, state and local environmental laws, regulations and enforcement policies and potential liabilities may arise related to protection of the environment and natural resources. Existing or new environmental laws, regulations or enforcement policies could be implemented that significantly increase our pipeline systems' compliance costs or the cost of any environmental remediation which may not be recoverable under their

22        TC PIPELINES, LP

rates. As an example, revisions to National Ambient Air Quality Standards, non-attainment designations, and Toxic Substances Control Act, have been proposed, including reforms that would require lower emission standards, increased inspections and reporting for constituents such as methane, and monitoring of chemicals present in the pipeline environment. In addition, under certain environmental laws and regulations, we may be exposed to substantial liabilities for pollution control or contamination that arise in connection with our operations. For instance, we may be required to obtain and maintain permits and approvals issued by various federal, state and local governmental authorities, and to limit or prevent releases of materials from our operations in accordance with these permits and approvals, or install pollution control equipment. It is uncertain which proposed laws, regulations or reforms, if any, will be adopted and what impact they might ultimately have on our operations or financial results. Moreover, new environmental laws, regulations or enforcement policies could be implemented that significantly increase our pipeline systems' compliance costs or the cost of any remediation of environmental contamination which may not be recoverable under their rates.

Current and future emissions regulation legislation or regulations restricting emissions of GHG could result in increased operating costs.

There have been a number of legislative initiatives to regulate GHG emissions; however, substantial uncertainty exists regarding the impact of new and proposed GHG laws and regulations. Moreover, implementation of GHG regulations is the subject of significant litigation which has created uncertainty in compliance requirements with both the regulatory agencies and Industry. We cannot estimate the effect of proposed legislation, proposed and final regulations, and industry litigation on our future financial position, results of operations or cash flow. However, such legislation, regulation and litigation could materially increase our operating costs, including our cost of environmental compliance. Given the uncertainty of policy and regulatory schemes, the future effects on our pipelines cannot be predicted.

We are exposed to credit risk when a customer fails to perform its contractual obligations.

Our pipeline systems are subject to a risk of loss resulting from the nonperformance by a customer of its contractual obligations. Our exposure generally relates to receivables for services provided and future performance over the remaining contract terms under firm transportation contracts. Our FERC approved tariffs restricts our ability to request credit support in the event that a customer's creditworthiness is or becomes unacceptable. If a significant customer has financial problems which result in a delay or failure to pay for services provided by us or contracted for with us, it could have a material adverse effect on our business and results of operations.

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

2014 ANNUAL REPORT          23

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

Our General Partner may not be removed except by the vote of the holders of at least 66 2/3 percent of the outstanding common units. These required votes would include the votes of common units owned by our General Partner and its affiliates. TransCanada's ownership of 26.3 percent of the outstanding common units has the practical effect of making removal of our General Partner difficult.

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

Subject to certain limitations, we may issue additional common units and other partnership securities of any type, without the approval of unitholders.

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

24        TC PIPELINES, LP

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

If at any time our General Partner and its affiliates own 80 percent or more of the common units, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or us, to acquire all of the remaining common units held by unaffiliated persons at a price generally equal to the then current market price of the common units. As a consequence, unitholders may be required to sell their common units at a time when they may not desire to sell them or at a price that is less than the price they would desire to receive upon sale. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2014, the General Partner and its affiliates own approximately 26.3 percent of our outstanding common units.

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

2014 ANNUAL REPORT          25

Costs reimbursed to our General Partner are determined by our General Partner which could reduce our earnings and cash available for distribution.

Prior to making any distribution on the common units, we reimburse our General Partner and its affiliates, including officers and directors of the General Partner, for all expenses incurred by our General Partner and its affiliates on our behalf. During the year ended December 31, 2014, we paid fees and reimbursements to our General Partner in the amount of $3 million (2013 – $3 million). Our General Partner, in its sole discretion, determines the amount of these expenses. In addition, our General Partner and its affiliates may provide us with services for which we will be charged reasonable fees as determined by the General Partner. The reimbursement of expenses and the payment of fees could adversely affect our ability to make distributions.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income taxes on our taxable income at the applicable corporate tax rate, which is currently a maximum of 35 percent, and we would likely have to pay state income taxes at varying rates. Distributions to our unitholders (to the extent of our earnings and profits) would generally be taxed again to unitholders as corporate dividends, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because of a tax imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Any tax treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of the common units.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal tax laws that could include changes affecting the tax treatment of publicly traded partnerships. In addition, President Obama has proposed a budget for fiscal year 2016 that calls for corporate taxation of publicly traded partnership beginning in 2021. We are unable to predict whether or not changes in the law regarding the treatment of publicly traded partnership, if any, will ultimately occur or become enacted.

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

26        TC PIPELINES, LP

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

2014 ANNUAL REPORT          27

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

Northern Border – Approximately 90 miles of Northern Border's pipeline system is located within the boundaries of the Fort Peck Indian Reservation in Montana. Northern Border has a pipeline right-of-way lease with the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation, the term of which expires in 2061. In conjunction with obtaining right-of-way access across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation,

28        TC PIPELINES, LP

Northern Border also obtained right-of-way access across allotted lands located within the reservation boundaries. With the exception of three tracts subject to right-of-way grants expiring in 2015, the allotted lands are subject to a perpetual easement granted by the Bureau of Indian Affairs (BIA) for and on behalf of the individual allottees. The right-of-way grants for the three remaining tracts were renewed by the BIA. Two of the tracts are now subject to a perpetual easement and the third tract was renewed for a term of 20 years, expiring in 2035.

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

Great Lakes v. Essar Steel Minnesota LLC, et al. – On October 29, 2009, Great Lakes filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC and certain Essar affiliates (collectively, Essar) for breach of its monthly payment obligation under its transportation services agreement with Great Lakes. Great Lakes sought to recover approximately $33 million for past and future payments due under the agreement. During the first quarter of 2013, the Federal District Court ruled favorably on a summary judgment motion for Great Lakes and dismissed Essar's defenses. In July 2013, the Essar Defendants made an offer of judgment to Great Lakes narrowing the issue for trial to the appropriate discount rate on the damages. On October 10, 2014, the District Court issued an Order striking Essar's discount rate expert. Trial on damages was scheduled for October 27, 2014; however, Essar objected to the jurisdiction of the District Court and filed a motion to dismiss the case. The parties filed briefs on the jurisdictional issue and the issue is currently pending with the District Court. Due to the jurisdictional issue, the trial was continued and has not yet been rescheduled.

State of South Dakota Use Tax Appeal – On February 28, 2011, the State of South Dakota assessed a use tax in the amount of approximately $6 million on Northern Border for shipper supplied natural gas used to fuel compressors on Northern Border's pipeline system from July 1, 2007 to December 31, 2010. In November 2011, Northern Border filed a Request for Hearing with the South Dakota Department of Revenue to protest the assessment. A hearing was held on the matter in May 2012 and in the third quarter of 2013, the South Dakota Department of Revenue determined that the gas used by Northern Border to fuel compressors is taxable. In October 2013, Northern Border filed an appeal of this decision in the South Dakota Circuit Court, Sixth Judicial Circuit. In May 2014, the Sixth Judicial Circuit Court (Circuit Court) issued a Memorandum Decision reversing the Final Decision of the South Dakota Department of Revenue. The Circuit Court found that the compression of natural gas and the natural gas burned in that process is a function of natural gas transportation and therefore exempt from use tax. The South Dakota Department of Revenue filed an appeal to the Circuit Court decision on July 23, 2014. Briefs were submitted to the South Dakota Supreme Court in October 2014 and oral argument is scheduled for March 24, 2015. As of December 31, 2014, Northern Border has recorded a liability of $14 million, including interest.

Item 4.    Mine Safety Disclosures

None.

2014 ANNUAL REPORT          29

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 24, 2015, there were 49 registered holders of common units and approximately 32,568 beneficial owners of common units, including common units held in street name. Our common units trade on the NYSE under the symbol "TCP."

As of February 24, 2015, the Partnership had 63,561,546 common units outstanding, of which 46,476,715 are held by the public, 17,084,831 common units are held by TransCanada, including 5,797,106 held by our General Partner. The common units represent an effective 98 percent limited partner interest. Our General Partner holds an effective two percent general partner interest.

The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported by the NYSE, and the amount of cash distributions declared per common unit with respect to the corresponding periods. Cash distributions are paid within 45 days after the end of each quarter to unitholders of record as of the record date.

	Price Range		Cash Distributions Declared per
	High	Low	Common Unit

2014
First Quarter	$48.57	$44.92	$0.81
Second Quarter	$53.25	$47.52	$0.84
Third Quarter	$68.37	$50.74	$0.84
Fourth Quarter	$80.46	$57.69	$0.84
2013
First Quarter	$49.13	$40.60	$0.78
Second Quarter	$50.27	$42.16	$0.81
Third Quarter	$52.61	$45.69	$0.81
Fourth Quarter	$51.90	$43.06	$0.81

On February 13, 2015, we paid a cash distribution of $55 million to common unitholders and the General Partner, representing a cash distribution of $0.84 per common unit for the quarter ended December 31, 2014. The distribution was allocated in the following manner: $54 million to the common unitholders as of the close of business on February 3, 2015 (including approximately $14 million to TransCanada as holder of 17,084,831 common units), and $1 million to the General Partner in respect of its effective two percent general partner interest, which includes de minimus incentive distributions. In 2014, the Partnership made cash distributions to common unitholders and the General Partner that amounted to $212 million compared to $188 million in 2013.

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

30        TC PIPELINES, LP

•
provide funds for cash distributions to unitholders and the General Partner in respect of any one or more of the next four quarters.

Incentive Distributions

The incentive distribution provisions of the Partnership Agreement provide that the General Partner receives 15 percent of quarterly amounts distributed in excess of $0.81 per common unit, and a maximum of 25 percent of quarterly amounts distributed in excess of $0.88 per common unit, provided the balance has been first distributed to unitholders on a pro rata basis. The amounts that trigger incentive distributions at various levels are subject to adjustment in certain events, as described in the Partnership Agreement. In the second quarter of 2014, distributions exceeded the first target of the General Partner's IDRs by $0.03 per common unit, resulting in an increase in the distribution on the General Partner interest from 2% to 15% on the incremental distribution in excess of the first target. In 2014, we paid incentive distributions to our General Partner of approximately $1 million. In 2013, we paid no incentive distributions to our General Partner.

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

(millions of dollars, except per common unit amounts)	2014	2013(a)	2012(a)	2011(a)	2010(a)

Income Data (for the year ended December 31)
Transmission revenues	336	341	343	353	286
Equity earnings from unconsolidated affiliates	88	67	99	135	126
Net income	204	191	229	250	200
Net income attributable to controlling interests	172	155	192	216	181
Basic and diluted net income per common unit(b)	$2.67	$2.13	$2.51	$3.02	$2.91

Cash Flow Data (for the year ended December 31)
Cash distribution declared per common unit	$3.30	$3.21	$3.11	$3.06	$2.96

Balance Sheet Data (at December 31)
Total assets	3,349	3,443	3,505	3,625	3,639
Long-term debt (including current maturities)	1,695	1,578	1,013	1,067	1,000
Partners' equity	1,586	1,789	2,422	2,496	2,254
(a)
Recast as discussed in Note 2 and Note 6 of the Partnership's consolidated financial statements included in Item 15. "Exhibit and Financial Statement Schedules" of this report.

(b)
Represents basic and diluted net income per common unit prior to recast.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis is intended to give our unitholders an opportunity to view the Partnership through the eyes of our management. We have done so by providing management's current assessment of, and outlook of the business of the Partnership. Our discussion and analysis includes the following:

•
EXECUTIVE OVERVIEW;

•
HOW WE EVALUATE OUR OPERATIONS;

2014 ANNUAL REPORT          31

•
RESULTS OF OPERATIONS;

•
LIQUIDITY AND CAPITAL RESOURCES;

•
CRITICAL ACCOUNTING ESTIMATES;

•
CONTINGENCIES; and

•
RELATED PARTY TRANSACTIONS.

The following discussion and analysis should be read in conjunction with Item 15. "Exhibits and Financial Statements Schedules."

EXECUTIVE OVERVIEW

Net income attributable to controlling interest was $172 million or $2.67 per common unit in 2014 compared to $155 million (as recast) or $2.13 per common unit in 2013. Cash distributions paid increased thirteen percent to $212 million while Partnership cash flows increased thirty-one percent to $254 million. Our cash distribution coverage ratio was 1.22 times in 2014 compared to 1.06 times in 2013.

ATM Program – In August 2014, we established an at-the-market equity program. Pursuant to the terms of the EDA, we may from time to time, through our sales agents, offer and sell common units having an aggregate offering price of up to $200 million. Sales of such common units will be made by means of ordinary brokers' transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by one or more of our sales agents and us.

In 2014, the Partnership issued 1.3 million common units under the ATM Program generating proceeds of approximately $72 million of the $200 million authorized. Our General Partner also contributed approximately $1 million to maintain its effective two percent general partner interest. The commissions to our sales agents were approximately $1 million.

Bison Acquisition – On October 1, 2014, we acquired the remaining 30 percent interest in Bison from a subsidiary of TransCanada. The total purchase price of the 2014 Acquisition was $215 million plus purchase price adjustments of $2 million. This acquisition is expected to improve the Partnership's long-term cash flow stability and predictability by long-term contract profile through 2020.

Short-Term Loan Facility – On October 1, 2014, the Partnership borrowed $170 million payable in 364-days. The outstanding principal bears interest based on the LIBOR plus an applicable margin. We used the proceeds to partially fund the 2014 Acquisition and reduce the amount outstanding under our Senior Credit Facility.

GTN Acquisition – On February 24, 2015, we entered into an agreement to acquire the remaining 30 percent interest in GTN from TransCanada for $446 million comprised of $253 million in cash, the assumption of $98 million in proportional GTN debt and the issuance of $95 million of new Class B units to TransCanada. The Partnership plans to fund the cash portion of the transaction through a combination of debt and common equity. The Class B units will be entitled to a distribution based on 30 percent of GTN's annual distributions as follows: i) for the first five years, 100 percent of distributions above $20 million; and ii) for subsequent years, 25 percent of distributions above $20 million. The transaction is expected to close on April 1, 2015.

The transaction was approved by the Board of Directors of the general partner, based on approval and recommendation from the Board's conflicts committee which is comprised entirely of independent directors.

Outlook of Our Business

TransCanada, the ultimate parent company of our General Partner, is currently executing a large capital program that includes $46 billion of commercially secured projects backed by long-term contracts or cost of service business models.

32        TC PIPELINES, LP

TransCanada's management has expressed its intent to drop down all of TransCanada's remaining U.S. natural gas pipeline assets into the Partnership to assist in funding its capital program and increase the size and diversity of the Partnership's asset base. There can be no assurance when any drop downs may occur.

The Partnership's financial performance is expected to benefit from acquisitions including the remaining interests in the Bison and GTN pipelines. Despite uncertainty in energy commodity prices, our portfolio of six FERC-regulated interstate natural gas pipelines, five of which are backed by long-term, ship-or-pay contracts, is expected to deliver generally stable results in 2015.

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

RESULTS OF OPERATIONS

Our equity interests in Northern Border and Great Lakes, and ownership of GTN, Bison, North Baja and Tuscarora were our only material sources of income in 2014. Therefore, our results of operations and Partnership cash flows were influenced by, and reflect the same factors that influenced, our pipeline systems. See Item 1. "Business."

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

Partnership Results of Operations

(millions of dollars)	2014	2013(a)	2012(a)

Net income:
GTN	72	75	78
Bison	46	46	44
North Baja	23	22	21
Tuscarora	17	16	15
Equity earnings:
Northern Border	69	64	72
Great Lakes	19	3	27
Partnership expenses	(42)	(35)	(28)

Net income	204	191	229

Net income attributable to non-controlling interests	32	36	37

Net income attributable to controlling interests	172	155	192

(a)
Recast as discussed in Note 2 and Note 6 of the Partnership's consolidated financial statements included in Item 15. "Exhibit and Financial Statement Schedules" of this report.

2014 ANNUAL REPORT          33

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net income attributable to controlling interests increased $17 million to $172 million in 2014 compared to $155 million in 2013. This increase was primarily due to higher equity earnings from Northern Border and Great Lakes partially offset by higher Partnership expenses.

Equity earnings increased from Northern Border and Great Lakes primarily due to higher transportation revenues for the first quarter of 2014 mainly due to the sale of daily capacity during the winter months.

Partnership expenses were $42 million in 2014, an increase of $7 million compared to the same period in 2013. The increase was primarily due to interest expense incurred in relation to the $500 million term loan obtained to finance a portion of the 2013 Acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity include distributions received from our investments in partially owned affiliates, operating cash flows from our consolidated subsidiaries, public offerings of debt and equity, term loans and our bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions primarily with operating cash flows. Long-term capital needs may be met through the issuance of long-term debt and/or equity.

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

34        TC PIPELINES, LP

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

Partnership cash flows include net income attributable to controlling interests, less net income attributed to GTN's and Bison's former parent, plus operating cash flows from North Baja and Tuscarora, and cash distributions received from GTN, Northern Border, Great Lakes, and Bison, less equity earnings from unconsolidated affiliates and consolidated subsidiaries' net income as previously reported, plus net income attributable to non-controlling interests from consolidated subsidiaries after the 2013 Acquisition, and net of distributions declared to the General Partner. Partnership cash flows before General Partner distributions represent Partnership cash flows prior to distributions paid to the General Partner.

Partnership cash flows and Partnership cash flows before General Partner distributions are provided as a supplement to GAAP financial results and are not meant to be considered in isolation or as substitutes for financial results prepared in accordance with GAAP.

2014 ANNUAL REPORT          35

Non-GAAP Measures
Reconciliations of Net Income Attributable to Controlling Interests to Partnership Cash Flows

Year Ended December 31 (millions of dollars except per common unit amounts)	2014	2013		2012

Net income attributable to controlling interests	172	155	(a)	192	(a)
Less net income attributed GTN's and Bison's former parent	–	(26	)(b)	(55	)(b)

Net income allocated to controlling interests	172	129		137

Add:
Cash distributions from GTN(c)	83	54		28
Cash distributions from Northern Border(c)	87	84		96
Cash distributions from Bison(c)	50	29		16
Cash distributions from Great Lakes(c)	27	17		44
Cash flows provided by North Baja's and Tuscarora's operating activities	53	50		49

	300	234		233
Less:
Equity earnings as previously reported:
GTN	–	(9)		(19)
Northern Border	(69)	(64)		(72)
Bison	–	(6)		(11)
Great Lakes	(19)	(3)		(27)

	(88)	(82)		(129)
Less:
Consolidated Subsidiaries' net income as previously reported(d)
GTN	(72)	(39)		–
Bison	(46)	(23)		–
North Baja	(23)	(22)		(21)
Tuscarora	(17)	(16)		(15)

	(158)	(100)		(36)
Add:
Net income attributable to non-controlling interests after the 2013 Acquisition	32	18		–

Partnership cash flows before General Partner distributions	258	199		205
General Partner distributions(e)	(4)	(4)		(3)

Partnership cash flows	254	195		202

Cash distributions declared	(215)	(197)		(170)
Cash distributions declared per common unit(f)	$3.33	$3.21		$3.11
Cash distributions paid	(212)	(188)		(169)
Cash distributions paid per common unit(f)	$3.30	$3.18		$3.10
(a)
Recast as discussed in Note 2 and Note 6 of the Partnership's consolidated financial statements included in Item 15. "Exhibit and Financial Statement Schedules" of this report.

36        TC PIPELINES, LP

(b)
Net income allocated to controlling interests excludes net income attributed to GTN's and Bison's former parent as it was allocated to TransCanada and was not allocable to either the general partner or common units. This amount also reconciles net income attributable to controlling interests, as recast to the net income attributable to controlling interests as previously reported by the Partnership.

(c)
In accordance with the cash distribution policies of the respective entities, cash distributions from GTN, Northern Border, Bison and Great Lakes, are based on their respective prior quarter financial results. Distributions from GTN are based on 70 percent ownership starting from July 1, 2013.

(d)
"Consolidated Subsidiaries" includes the results of North Baja and Tuscarora and, after July 1, 2013, GTN and Bison as well.

(e)
General Partner distributions represent the cash distributions paid to the General Partner with respect to its effective two percent general partner interest plus an amount equal to incentive distributions. Incentive distributions for the twelve months ended December 31, 2014 was $1 million. No incentive distributions was paid to the General Partner twelve months ended December 31, 2013.

(f)
Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner's allocation, by the number of common units outstanding. The General Partner's allocation is computed based upon the General Partner's effective two percent general partner interest plus an amount equal to incentive distributions.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Partnership cash flows increased $59 million to $254 million in 2014 compared to $195 million in 2013. This increase was primarily due to increased cash distributions from GTN and Bison of $50 million as a result of the 2013 Acquisition, increased cash distributions from Bison as a result of the 2014 Acquisition and distributions from Great Lakes of $10 million, consistent with the increases in earnings previously discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations."

The Partnership paid cash distributions of $212 million in 2014, an increase of $24 million compared to 2013. This increase is due to a $0.03 increase in the distribution per common unit in July 2014, as well as an increase in the number of common units outstanding resulting from issuances under the ATM Program that began in August 2014.

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

Other Cash Flows

In March and October of 2014, the Partnership made equity contributions totaling $9 million to Great Lakes to fund debt repayments.

On October 1, 2014, the Partnership acquired the remaining 30 percent interest in Bison from a subsidiary of TransCanada. The total purchase price of the 2014 Acquisition was $215 million plus purchase price adjustments of approximately $2 million. The acquisition of Bison was financed through combinations of (i) net proceeds from the ATM Program, and (ii) short-term financing. Refer to Item 15. "Exhibits and Financial Statement Schedules" Note 6 "ACQUISITIONS" for additional disclosure regarding the 2014 Acquisition.

In the second quarter of 2014, the Partnership made a payment of $25 million in accordance with the 2013 Acquisition related to the attainment of certain events with respect to the Carty Lateral project.

In November 2013, the Partnership made an equity contribution totaling $31 million to Northern Border to fund repayment of a portion of the Northern Border Credit Facility.

2014 ANNUAL REPORT          37

On July 1, 2013, the Partnership acquired a 45 percent membership interest in each of GTN and Bison from subsidiaries of TransCanada, increasing the Partnership's ownership in each of GTN and Bison to 70 percent. The Partnership paid $921 million in respect of this acquisition in 2013. It was financed with net proceeds from an equity issuance of $373 million, borrowing of $500 million in term loans, an $8 million capital contribution from the General Partner, a draw under the Senior Credit Facility and cash on hand. Refer to Item 15. "Exhibits and Financial Statement Schedules" Note 6 "ACQUISITIONS" for additional disclosure regarding the 2013 Acquisition.

In the second quarter of 2013, Bison's former parent made an equity contribution to Bison of $18 million which was used to repay inter-affiliate debt primarily related to pipeline construction costs, including reclamation and restoration work.

In March and October of 2013, the Partnership made equity contributions totaling $9 million to Great Lakes to fund debt repayments.

Contractual Obligations

The Partnership's Contractual Obligations

The Partnership's contractual obligations as of December 31, 2014 included the following:

		Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Senior Credit Facility due 2017	330	–	330	–	–
Term Loan Facility due 2018	500	–	–	500	–
Short-Term Loan Facility due 2015	170	170	–	–	–
4.65% Senior Notes due 2021	350	–	–	–	350
5.09% Senior Notes due 2015	75	75	–	–	–
5.29% Senior Notes due 2020	100	–	–	–	100
5.69% Senior Notes due 2035	150	–	–	–	150
3.82% Series D Senior Notes due 2017	20	4	16	–	–
Interest on Debt Obligations(a)	356	45	99	64	148
Operating Leases	5	1	1	1	2

	2,056	295	446	565	750

(a)
Interest payments on floating-rate debt are estimated using interest rates effective as of December 31, 2014.

The Partnership's Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $330 million was outstanding at December 31, 2014 (2013 – $380 million).

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

38        TC PIPELINES, LP

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.41 percent for the year ended December 31, 2014 (2013 – 1.44 percent).

On July 1, 2013, the Partnership entered into a term loan agreement with a syndicate of lenders for a $500 million Term Loan Facility. On July 2, 2013, the Partnership borrowed $500 million under a new Term Loan Facility with a syndicate of lenders, which matures on July 1, 2018. The outstanding principal amount bears interest based, at the Partnership's election, on the LIBOR or the base rate plus, in either case, an applicable margin.

The LIBOR based interest rate on the Term Loan Facility averaged 1.41 percent for the year ended December 31, 2014. After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.82 percent for the year ended December 31, 2014. Prior to hedging activities, the LIBOR-based interest rate was 1.41 percent at December 31, 2014 (2013-1.42 percent).

On October 1, 2014, the Partnership borrowed $170 million under a Short-Term Loan Facility payable in 364-days. The outstanding principal bears interest based on the LIBOR plus an applicable margin.

The LIBOR-based interest rate on the Short-Term Loan Facility averaged 1.28 percent for the period ended December 31, 2014.

The Senior Credit Facility, the Term Loan Facilities and Short-Term Loan Facility require the Partnership to maintain a leverage ratio (debt to adjusted cash flow (net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains)) of no more than 5.00 to 1.00 at the end of each fiscal quarter. The permitted leverage ratio will increase to 5.50 to 1.00 for the fiscal quarter in which a specified material acquisition occurs and for the two fiscal quarters immediately following such acquisition, after which the permitted leverage ratio reverts to 5.00 to 1.00. The leverage ratio was 4.36 to 1.00 as of December 31, 2014. The Senior Credit Facility, the Term Loan Facility and Short-Term Loan Facility contain additional covenants that include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurrence of additional debt by the Partnership's subsidiaries and distributions to unitholders. Upon any breach of these covenants, amounts outstanding under the Senior Credit Facility, the Term Loan Facility and Short-Term Loan Facility may become immediately due and payable.

On June 1, 2015, GTN's 5.09 percent unsecured Senior Notes will mature. As market conditions dictate, GTN intends to refinance all or a portion of this debt with either fixed-rate or variable rate debt. GTN's Senior Notes provisions contain a covenant that limits total debt to no greater than 70 percent of total capitalization.

Series D Senior Notes are secured by Tuscarora's transportation contracts, supporting agreements and substantially all of Tuscarora's property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

At December 31, 2014, the Partnership was in compliance with its financial covenants.

The fair value of the Partnership's long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership's long-term debt at December 31, 2014 was $1,751 million. As of February 27, 2015, the Partnership had $320 million outstanding under the Senior Credit Facility.

Capital Requirements

The Partnership is expected to make equity contributions totaling $9 million to Great Lakes in 2015 for scheduled debt repayments.

2014 ANNUAL REPORT          39

GTN will spend approximately $54 million to build the Carty Lateral which is expected to be in-service in the third quarter of 2015.

The Partnership expects to pay approximately $253 million in cash to a subsidiary of TransCanada as part of the purchase price for the remaining 30 percent interest in GTN. The payment is expected to be made on April 1, 2015.

To the extent the Partnership has any additional capital requirements with respect to our pipeline systems or acquisitions in the future, we expect to fund these requirements with operating cash flows, debt and/or equity.

Summary of Northern Border's Contractual Obligations

Northern Border's contractual obligations as of December 31, 2014 included the following:

		Payments Due by Period(a)
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

6.24% Senior Notes due 2016	100	–	100	–	–
7.50% Senior Notes due 2021	250	–	–	–	250
$200 million Credit Agreement due 2016	61	–	61	–	–
Interest payments on debt	140	26	61	38	15
Operating leases	57	2	7	4	44
Other long-term obligations	3	3	–	–	–

	611	31	229	42	309

(a)
Represents 100 percent of Northern Border's contractual obligations.

Senior Notes

All of Northern Border's outstanding debt securities are senior unsecured notes with similar terms except for interest rates, maturity dates and prepayment premiums. The indentures for the notes do not limit the amount of unsecured debt Northern Border may incur, but do restrict secured indebtedness. At December 31, 2014, Northern Border was in compliance with all of its financial covenants.

At December 31, 2014, the aggregate estimated fair value of Northern Border's long-term debt was approximately $476 million (2013 – $462 million). In 2014, interest expense related to the senior notes was $25 million (2013 – $25 million; 2012 – $25 million).

Credit Agreement

Northern Border's credit agreement consists of a $200 million revolving credit facility. At December 31, 2014, $61 million was outstanding leaving $139 million available for future borrowings. At Northern Border's option, the interest rate on the outstanding borrowings may be the lenders' base rate or LIBOR plus, in either case, an applicable margin that is based on Northern Border's long-term unsecured credit ratings. The interest rate on Northern Border's Credit Agreement at December 31, 2014 was 1.39 percent (2013 – 1.37 percent). At December 31, 2014, Northern Border was in compliance with all of its financial covenants.

Operating Leases

Northern Border is required to make future minimum payments for office space and rights-of-way under non-cancelable operating leases.

40        TC PIPELINES, LP

Summary of Great Lakes' Contractual Obligations

Great Lakes' contractual obligations as of December 31, 2014 included the following:

		Payments Due by Period(a)
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

6.73% series Senior Notes due 2015 to 2018	36	9	18	9	–
9.09% series Senior Notes due 2015 to 2021	70	10	20	20	20
6.95% series Senior Notes due 2019 to 2028	110	–	–	11	99
8.08% series Senior Notes due 2021 to 2030	100	–	–	–	100
Interest payments on debt	188	24	44	38	82

	504	43	82	78	301

(a)
Represents 100 percent of Great Lakes' contractual obligations.

Long-Term Financing

All of Great Lakes' outstanding debt securities are senior unsecured notes with similar terms except for interest rates, maturity dates and prepayment premiums.

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $170 million of Great Lakes' partners' capital was restricted as to distributions as of December 31, 2014 (2013 – $180 million). Great Lakes was in compliance with all of its financial covenants at December 31, 2014.

The aggregate estimated fair value of Great Lakes' long-term debt was $409 million at December 31, 2014 (2013 – $410 million). The aggregate annual required repayment of senior notes is $19 million for each year 2015 through 2018 and $21 million for 2019. Aggregate required repayments of senior notes thereafter total $219 million. In 2014, interest expense related to Great Lakes' senior notes was $25 million (2013 – $27 million; 2012 – $28 million).

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

2014 ANNUAL REPORT          41

distribution to the General Partner illustrated below, other than in its capacity as a holder of 5,797,106 common units that are in excess of its effective two percent general partner interest, represents the IDRs.

		Marginal Percentage Interest in Distribution
	Total Quarterly Distribution Per Unit Target Amount	Common Unitholders	General Partner

Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	above $0.45 up to $0.81	98%	2%
Second Target Distribution	above $0.81 up to $0.88	85%	15%
Thereafter	above $0.88	75%	25%

2014 Fourth Quarter Cash Distribution

On January 22, 2015, the board of directors of our General Partner declared the Partnership's fourth quarter 2014 cash distribution in the amount of $0.84 per common unit. The fourth quarter cash distribution, which was paid on February 13, 2015 to unitholders of record as of February 3, 2015, totaled $55 million and was paid in the following manner: $54 million to common unitholders (including $5 million to the General Partner as holder of 5,797,106 common units and $9 million to another subsidiary of TransCanada as holder of 11,287,725 common units) and $1 million to the General Partner in respect of its two percent general partner interest and incentive distributions. The fourth quarter 2014 cash distribution represents an annual cash distribution of $3.33 per common unit.

Distribution Policies of Our Pipeline Systems

Distributions of available cash are made to partners on a pro rata basis according to each partner's ownership percentage, approximately one month following the end of a quarter. Our pipeline systems' respective management committees determine the amounts and timing of cash distributions, where the amounts of such distributions are based on distributable cash flow as determined by a prescribed formula. Any changes to, or suspension of our pipeline systems' cash distribution policies requires the unanimous approval of their respective management committees.

GTN, Bison, and North Baja's distribution policies are to distribute 100 percent of distributable cash flow based on earnings before depreciation and amortization less allowance for funds used during construction (AFUDC) and maintenance capital expenditures. This defined formula is subject to management committee approval and can be modified to ensure minimum cash balances, equity balances and ratios are maintained.

Tuscarora's distribution policy is to distribute 100 percent of distributable cash flow based on earnings before depreciation and amortization less debt repayment, AFUDC and maintenance capital expenditures. This defined formula is subject to management committee approval and can be modified to ensure minimum cash balances, equity balances and ratios are maintained.

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

42        TC PIPELINES, LP

Cash from Our Pipeline Systems

GTN declared its fourth quarter 2014 distribution of $31 million on January 8, 2015, of which the Partnership received its 70 percent share or $21 million. The distribution was paid on February 2, 2015.

Northern Border declared its fourth quarter 2014 distribution of $43 million on January 12, 2015, of which the Partnership received its 50 percent share or $21 million. The distribution was paid on February 2, 2015.

Great Lakes declared its fourth quarter 2014 distribution of $17 million on January 8, 2015, of which the Partnership received its 46.45 percent share or $8 million. The distribution was paid on February 2, 2015.

Investing Activities for our Pipeline Systems

The Partnership's share in capital spending for maintenance of existing facilities and growth projects was as follows:

Year Ended December 31 (millions of dollars)	2014	2013(a)	2012(a)

Maintenance	18	22	30
Growth	4	3	7

	22	25	37

(a)
Recast as discussed in Note 2 and Note 6 of the Partnership's consolidated financial statements included in Item 15. "Exhibit and Financial Statement Schedules" of this report.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Maintenance capital spending decreased $4 million to $18 million in 2014 compared to 2013. This decrease was primarily due to a 2013 major compression equipment overhaul on GTN's pipeline system.

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

Other Investing Activities

In 2015, our pipeline systems expect to invest approximately $42 million in maintenance of existing facilities and approximately $58 million in growth projects, of which the Partnership's share would be $25 million and $53 million, respectively.

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

We believe our critical accounting estimates discussed in the following paragraphs require us to make the most significant assumptions when preparing our financial statements and changes in these assumptions could have a

2014 ANNUAL REPORT          43

material impact on the financial statements. These critical accounting estimates should be read in conjunction with Note 2 of the Partnership's Financial Statements included elsewhere in this report.

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

Regulation

Our pipeline systems' accounting policies conform to Accounting Standards Codification (ASC) 980 – Regulated Operations. As a result, our pipeline systems record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. Our pipeline systems consider several factors to evaluate their continued application of the provisions of ASC 980 such as potential deregulation of their pipelines; anticipated changes from cost-based ratemaking to another form of regulation; increasing competition that limits their ability to recover costs; and regulatory actions that limit rate relief to a level insufficient to recover costs.

Certain assets that result from the ratemaking process are reflected on the balance sheets of our pipeline systems. If it is determined that future recovery of these assets is no longer probable as a result of discontinuing application of ASC 980 or other regulatory actions, our pipeline systems would be required to write off the regulatory assets at that time.

As of December 31, 2014, Northern Border reflected regulatory assets of $32 million on its balance sheet (2013 – $30 million). Northern Border also has regulatory liabilities of $20 million as of December 31, 2014 (2013 – $17 million).

As of December 31, 2014 and 2013, Great Lakes did not have any regulatory assets and no material regulatory liabilities recorded on its balance sheet.

The Partnership had no material regulatory assets as of December 31, 2014 and 2013. As of December 31, 2014, the Partnership had regulatory liabilities of $24 million mostly relating to GTN (2013 – $22 million).

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

44        TC PIPELINES, LP

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

As of December 31, 2014, no impairment charge has been recorded related to our equity investments in Northern Border and Great Lakes. However, if our assumptions change significantly, our requirement to record an impairment charge could change.

Our equity earnings from Great Lakes were substantially higher in 2014 compared to 2013 mainly due to Great Lakes' higher transportation revenues from the colder winter weather. However, due to the market conditions that continue to impact Great Lakes, we conducted a review of the carrying value of our equity investment in Great Lakes. We determined that the fair value exceeded the carrying value. Our assumptions related to the estimated fair value of our equity investment in Great Lakes could be negatively impacted by near and long-term conditions including changes in customer demand at Great Lakes for pipeline capacity and services, weather, North American natural gas production in the major producing basins, natural gas prices and natural gas storage market conditions. There is a risk that adverse changes in these key assumptions could result in a future impairment of the carrying value of our equity investment in Great Lakes which was $672 million as of December 31, 2014 and 2013.

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

We base these valuations on our projection of future cash flows which involves making estimates and assumptions about:

•
discount rates;

•
commodity and capacity prices;

•
market supply and demand assumptions;

•
growth opportunities;

•
output levels;

•
competition from other companies; and

•
regulatory changes.

2014 ANNUAL REPORT          45

If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of reporting unit, to the extent of the balance of goodwill.

At December 31, 2014 and 2013, we had $130 million of goodwill recorded on our consolidated balance sheet related to the North Baja and Tuscarora acquisitions. No impairment of goodwill existed at December 31, 2014.

Long-Lived Assets

We assess our long-lived assets for impairment based on ASC 360 – 10-35 Property, Plant, and Equipment – Overall – Subsequent Measurement whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows expected to be generated by that asset or asset group is less than the carrying value of the assets, an impairment charge is recognized for the excess of the carrying value over the fair value of the assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals as considered necessary.

Our management evaluates changes in our business and economic conditions and their implications for recoverability of our long-lived assets' carrying values when assessing these assets for impairments. The development of fair value estimates requires significant judgement in estimating future cash flows. In order to determine the estimated future cashflows, management must make certain estimates and assumptions, which include, but are not limited to, demand, competition, contract renewals and other factors.

Any changes we make to these estimates and assumptions could materially affect future cashflows, which could result to the recognition of an impairment loss in our statement of income.

As of December 31, 2014, there were no indicators of impairment for our long-lived assets.

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

46        TC PIPELINES, LP

Greenhouse Gas Regulation

The outlook of new or proposed federal and state legislation and regulations to reduce GHG emissions is not yet certain. Nevertheless, we expect that some of our pipeline systems or assets could be affected either directly or indirectly by federal, state or local GHG emission legislation or regulations. Due to the speculative outlook regarding the details of future GHG restrictions and compliance mechanisms, we cannot estimate the potential effect of new or proposed GHG legislation or regulations on our operations, financial condition or consolidated results of operations. It is reasonably likely, however, that such legislation or regulations could materially increase our operating costs, including our cost of environmental compliance by requiring us to install additional equipment and potentially purchase emission allowances or offset credits. The regulation or restriction of GHG emissions could also result in changes to the consumption and demand for natural gas. This could have either positive or adverse effects on our pipeline systems, our financial position, results of operations and future prospects.

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

2014 ANNUAL REPORT          47

Market risk is the risk that changes in market interest rates may result in fluctuations in the fair values or cash flows of financial instruments. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk.

As of December 31, 2014, the Partnership's interest rate exposure results from our Senior Credit Facility, Term Loan Facility and Short-Term Loan Facility under which $850 million (2013 – $730 million), or 50 percent (2013 – 46 percent) of our outstanding debt was subject to variability in LIBOR interest rates. As of December 31, 2014, the variable interest rate exposure related to $150 million of the $500 million Term Loan Facility was hedged by fixed interest rate swap arrangements. If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at December 31, 2014, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $9 million.

As of December 31, 2014, $61 million, or 15 percent of Northern Border's outstanding debt was at floating rates (2013 – $62 million or 15 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at December 31, 2014, Northern Border's annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.

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

The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At December 31, 2014, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $1 million (both on a gross and net basis) (December 31, 2013 – less the $1 million; 2012 – nil). In 2014, the Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges. The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of $1 million for the year ended December 31, 2014. In 2014, the net realized loss related to the interest rate swaps was $2 million and was included in financial charges and other (2013 – $1 million; 2012 – nil).

The Partnership has no master netting agreements, however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of December 31, 2014 and 2013.

The Partnership is influenced by the same factors that influence our pipeline systems. None of our pipeline systems own any of the natural gas they transport; therefore, they do not assume any of the related natural gas commodity price risk with respect to transported natural gas volumes.

48        TC PIPELINES, LP

COUNTERPARTY CREDIT RISK AND LIQUIDITY RISK

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of the financial instruments with the Partnership or its pipeline systems. The Partnership and our pipeline systems have significant credit exposure to financial institutions as they provide committed credit lines and critical liquidity in the interest rate derivative market, as well as letters of credit to mitigate exposures to non-creditworthy customers. The Partnership closely monitors the creditworthiness of our counterparties, including financial institutions. However, we cannot predict to what extent our business would be impacted by uncertainty in energy commodity prices, including possible declines in our customers' credit worthiness.

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At December 31, 2014, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At December 31, 2014, the Partnership's maximum counterparty credit exposure consisted of accounts receivable of $35 million and two of our customers, Anadarko Energy Services Company, and Pacific Gas and Electric Company, each owed us approximately $4 million, which represented greater than 10 percent of our accounts receivable.

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At December 31, 2014, the Partnership had a Senior Credit Facility of $500 million maturing in 2017 and the outstanding balance on this facility was $330 million. In addition, at December 31, 2014, Northern Border had a committed revolving bank line of $200 million maturing in 2016 and $61 million was drawn.

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

2014 ANNUAL REPORT          49

communicated to the management of our General Partner, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2014, our General Partner successfully implemented an Enterprise Resource Planning (ERP) system. As a result of the ERP system, certain processes supporting our General Partner's internal control over financial reporting changed in 2014. During the quarter ended December 31, 2014, there was no change in the Partnership's internal control over financial reporting that has materially impacted or is reasonably likely to materially impact our internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Internal control over financial reporting, no matter how well designed, has inherent limitations and can only provide reasonable assurance with respect to the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment according to the above framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There were no material weaknesses.

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

50        TC PIPELINES, LP

Name	Age	Position with General Partner

Karl Johannson	54	Chair and Director
Steven D. Becker	64	President, Principal Executive Officer and Director
Jack F. Stark	64	Independent Director
Malyn K. Malquist	62	Independent Director
Walentin (Val) Mirosh	69	Independent Director
M. Catherine Davis	50	Director
Joel E. Hunter	48	Director
Stuart P. Kampel	46	Vice-President and General Manager
Nathaniel A. Brown	38	Controller, Principal Financial Officer
Terry C. Ofremchuk	64	Vice-President, Taxation
Jon A. Dobson	48	Secretary
William C. Morris	52	Treasurer

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

Mr. Stark was appointed a director of the General Partner in July 1999. Mr. Stark's principal occupation is Chief Financial Officer of Imergy Power Systems, formerly Deeya Energy, an energy storage systems company. Mr. Stark was Chief Financial Officer of BrightSource Energy Inc., a provider of technology for use in large-scale solar thermal power plans from May 2007 to November 2013. Mr. Stark was Chief Financial Officer of Silicon Valley Bancshares (offering financial products and services, including commercial, investment, merchant, private banking and private equity services) from April 2004 to May 2007. Through his current and prior roles as chief financial officer of numerous companies, Mr. Stark brings valuable financial expertise and management experience, including extensive knowledge regarding financial operations, investor relations, energy risk management, regulatory affairs and knowledge of the natural gas industry. Mr. Stark's prior service on the audit committee of the board of directors of another company further enhances his qualifications to serve as a member of our Board and our Audit Committee. His valuable management and financial

2014 ANNUAL REPORT          51

expertise includes an understanding of the accounting and financial matters that the Partnership and industry address on a regular basis.

Mr. Malquist was appointed a director of the General Partner in April 2011. Mr. Malquist is an executive with more than 30 years of experience serving in a variety of business, operations and financial roles. Mr. Malquist currently serves on the Board of Directors of Headwaters Incorporated, an NYSE-listed company that provides products, technologies and services in the light building products, heavy construction materials and energy industries. From May 2006 to March 2009, Mr. Malquist served as Executive Vice-President of Avista Corporation (Avista), (energy production, transmission and distribution company). He also served as Chief Financial Officer of Avista from November 2002 to September 2008, Treasurer from February 2004 to January 2006 and Senior Vice-President from September 2002 to May 2006. Prior to his employment at Avista, Mr. Malquist held various positions at Sierra Pacific Resources, (electricity provider), including President, Chief Executive Officer and Chief Operating Officer from January 1998 to April 2000 and various Senior Vice-President positions from 1994 to 1998. Through his extensive prior management experience, including serving as chief financial officer and chief executive officer of various energy companies, Mr. Malquist brings extensive knowledge regarding financial operations, energy risk management and knowledge of the energy industry to the Board of Directors and the Audit Committee. His valuable management and financial expertise includes an understanding of the accounting and financial matters that the Partnership and industry address on a regular basis. In addition, Mr. Malquist's experience in the energy industry is beneficial to the service he provides to the Board of Directors.

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

Ms. Davis was appointed a director of the General Partner in April 2014. Ms. Davis' principal occupation is Vice-President, Law, Canadian Pipelines, and Corporate Services Division for TransCanada. Ms. Davis is responsible for the regulatory, commercial, Aboriginal, land, safety, and environment law services provided to TransCanada's existing and proposed oil pipelines both in Canada and the U.S., and to its existing and proposed Canadian natural gas pipelines. From February 2007 to November 2012, Ms. Davis was Chief Compliance Officer and Associate General Counsel, and later Vice President, U.S. Pipelines Law for TransCanada's U.S. natural gas pipelines and storage companies. Prior to joining TransCanada in February 2007, Ms. Davis held various legal positions at Great Lakes Gas Transmission Company, most recently as Associate General Counsel and Chief Compliance Officer. Prior to 1992, she worked in the Federal Energy Regulatory Commission's Office of Administrative Law Judges, as a law clerk.

Mr. Hunter was appointed a director of the General Partner in April 2014. Mr. Hunter's principal occupation is the Vice-President, Finance, for TransCanada, in which position he is responsible for the execution of capital market transactions as well as corporate planning and stock and debt administration. Since joining TransCanada in 1997, Mr. Hunter has held a number of positions of increasing responsibility, including Director of Corporate Finance from January 2008 to July 2010.

Mr. Kampel was appointed Vice-President and General Manager for the General Partner in July 2011. This is Mr. Kampel's principal occupation. Previously, he was Vice-President, Business Development for the General Partner. Mr. Kampel is also Director, Pipeline Development at TransCanada, a position he has held since December 2003. As

52        TC PIPELINES, LP

Director, Pipeline Development he is responsible for identifying and pursuing natural gas pipeline and other related energy investment opportunities in the United States. Previously, his responsibilities included pursuing investment opportunities in Mexico.

Mr. Brown was appointed the Controller and Principal Financial Officer of the General Partner in May 2014. His principal occupation is Controller of U.S. Pipelines for TransCanada. As Controller, Mr. Brown is responsible for accounting, financial reporting, planning and budgeting. Previously, Mr. Brown was Manager of U.S. Pipelines West from November 2009 through May 2014. In this role, he also provides regulatory accounting support for rate filings, settlement negotiations, and other regulatory proceedings. Prior to joining TransCanada, Mr. Brown spent eight years in public accounting, most recently as an audit manager for Grant Thornton LLP and Ernst & Young.

Mr. Ofremchuk was appointed Vice-President, Taxation of the General Partner in July 2007. Mr. Ofremchuk's principal occupation is Director, Taxation of TransCanada, a position he has held since December 2011. Prior to this position Mr. Ofremchuk was a Manager, Corporate Taxation of TransCanada, a position he held since October 1997.

Mr. Dobson was appointed Secretary of the General Partner in May 2014, prior to which he served as Assistant Secretary of the General Partner since April 2012. Mr. Dobson's principal occupation is Associate General Counsel, Corporate and Securities Law and Corporate Secretary for TransCanada's U.S. subsidiaries. Prior to joining TransCanada in January 2011, Mr. Dobson spent 18 years practicing law in various corporate and law firm positions, including Vice President and Assistant General Counsel of Nash Finch Company; Vice President, General Counsel and Secretary of BMC Industries, Inc.; and associate attorney at Lindquist & Vennum, PLLP.

Mr. Morris was appointed Treasurer of the General Partner in December 2012. Mr. Morris' principal occupation is Director, Corporate Finance of TransCanada, a position he has held since November 2012. From 2001 to 2012, Mr. Morris was Director of Risk Management for TransCanada and Manager, Risk Management for TransCanada for the previous five years.

GOVERNANCE MATTERS

We are a limited partnership and a 'controlled company' as that term is used in NYSE Rule 303A.00, because all of our voting shares are owned by the General Partner. As such, the NYSE listing standards do not require that we or the General Partner have a majority of independent directors or a nominating or compensation committee of the General Partner's board of directors.

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. This certification was provided to the NYSE on March 31, 2014.

AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors of the General Partner has determined that Malyn Malquist and Jack Stark are "audit committee financial experts," are "independent" and are "financially sophisticated" as defined under applicable SEC rules and NYSE Corporate Governance Standards. The board's affirmative determination for both Malyn Malquist and Jack Stark was based on their respective education and extensive experience as chief financial officers for corporations that presented a breadth and level of complexity of accounting issues that are generally comparable to those of the Partnership.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

The Partnership believes that director, management and employee honesty and integrity are important factors in ensuring good corporate governance. The directors, officers, employees and contractors of the General Partner are

2014 ANNUAL REPORT          53

subject to TransCanada's Code of Business Ethics (COBE), which also has been adopted for the Partnership by our General Partner. Our COBE is published on our website at www.tcpipelineslp.com. If any substantive amendments are made to the COBE for senior officers or if any waivers are granted, the amendment or waiver will be published on the Partnership's website or filed in a report on Form 8-K.

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

AUDIT COMMITTEE

The General Partner of the Partnership has a separately designated audit committee consisting of three independent Board members. The members of the committee are Malyn Malquist, as Chair, Jack Stark and Walentin (Val) Mirosh. All members of the Audit Committee meet the criteria for independence as set forth under the rules of the SEC and those of the NYSE. None of the Audit Committee members have participated in the preparation of the financial statements of the Partnership or any of its subsidiaries at any time during the past three years. In addition, all members of the Audit Committee are able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

The Audit Committee has adopted a charter which specifically provides that it is responsible for the appointment, compensation, retention and oversight of the independent public accountants engaged in preparing and issuing the Partnership's audit report, that the committee has the authority to engage independent counsel and other advisors as it determines necessary to carry out its duties and for the committee to be responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by employees of the General Partner of concerns regarding questionable accounting or auditing matters. The committee has adopted TransCanada's Ethics Help-Line in fulfillment of its responsibility to establish a confidential and anonymous whistle blowing process. The toll free Ethics Help-Line number and the audit committee's charter are published on the Partnership's website at www.tcpipelineslp.com.

EXECUTIVE SESSIONS OF NON-MANAGEMENT DIRECTORS

The independent directors of the General Partner meet at regularly scheduled executive sessions without management. Jack Stark serves as the presiding director at those executive sessions. Persons wishing to communicate with the General Partner's independent directors may do so by writing in care of Secretary, Board of Directors, TC PipeLines, GP, Inc., 700 Louisiana Street, Suite 700, Houston, TX 77002, or via fax at 1.508.871.7047.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, as amended, requires the General Partner's directors and executive officers, and persons who beneficially own more than ten percent of the common units, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports. Based solely upon a review of the copies of the reports received by us, we believe that all such filing requirements were satisfied during 2014.

54        TC PIPELINES, LP

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

The following table summarizes the salary allocated to, and paid by, us in 2014, 2013 and 2012 for our President and Principal Executive Officer, Controller and Principal Financial Officer and other executive officers of our General Partner for whom salaries and benefits of more than $100,000 were allocated to us.

Summary Compensation Table

		Compensation Allocated to the Partnership
Name and Principal Position	Year	Base Salary	Benefits(a)(b)	Incentive Compensation(a)(c)	Approximate Percentage of Time Devoted to the Partnership	Total Compensation

Steven D. Becker	2014	64,091	18,586	35,250	30%	117,927
President and Principal	2013	70,250	20,373	38,638	30%	129,261
Executive Officer	2012	72,493	18,848	37,697	30%	129,038

2014 ANNUAL REPORT          55

Nathan A. Brown(d)	2014	45,514	20,936	25,033	35%	91,483
Controller and Principal	2013	–	–	–	–	–
Financial Officer	2012	–	–	–	–	–

Sandra P. Ryan-Robinson	2014	20,067	5,820	11,037	35%	36,924
Controller and Principal	2013	65,148	18,893	35,831	35%	119,872
Financial Officer	2012	62,734	16,311	32,622	35%	111,667

Stuart P. Kampel	2014	101,515	29,439	55,834	50%	186,788
Vice-President and General	2013	116,246	33,711	63,935	50%	213,892
Manager	2012	168,101	43,706	87,412	80%	299,219

Terry C. Ofremchuk	2014	83,644	24,257	46,004	45%	153,905
Vice-President, Taxation	2013	89,420	25,932	49,181	45%	164,533
	2012	89,632	23,204	46,609	45%	159,445

William C. Morris(e)	2014	90,765	26,322	49,921	45%	167,008
Treasurer	2013	97,992	28,418	53,896	45%	180,306
	2012	7,396	1,923	3,846	45%	13,165

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

(b)
The benefit reimbursement is determined monthly and calculated based on total monthly base salary allocated to us multiplied by a factor of 0.29 for benefits in 2014 (2013 – factor of 0.29; 2012 – factor of 0.26).

(c)
The incentive compensation reimbursement is determined monthly and calculated based on total monthly salary allocated to us multiplied by a factor of 0.55 for incentive compensation in 2014 (2013 – factor of 0.55; 2012 – factor of 0.52).

(d)
Appointed as Principal Financial Officer and Controller in May 2014 replacing Ms. Ryan-Robinson. 2014 figures for Mr. Brown relates to the period from May 2014 to December 2014.

(e)
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

The board of directors of TC PipeLines GP, Inc:
    Steven D. Becker
    M. Catharine Davis
    Joel E. Hunter
    Karl R. Johannson
    Malyn K. Malquist
    Walentin (Val) Mirosh
    Jack F. Stark

56        TC PIPELINES, LP

Independent Director Compensation(a)

For the year ended December 31, 2014 (in dollars)	Earned or Paid in Cash(b)	Unit Awards(c)	All Other Compensation(d)	Total

Malyn K. Malquist	75,000	85,000	15,143	175,143
Jack F. Stark(e)	100,000	55,000	41,151	196,151
Walentin (Val) Mirosh	90,000	55,000	23,914	168,914

(a)
Employee directors do not receive any additional compensation for serving on the board of directors of our General Partner; therefore, no amounts are shown for Karl R. Johannson, Steven D. Becker, M. Catharine Davis and Joel E. Hunter. Amounts paid as reimbursable business expenses to each director for attending board functions are not reflected in this table. Our General Partner does not consider the directors' reimbursable business expenses for attending board functions and other business expenses required to perform board duties to have a personal benefit and thus be considered a perquisite.

(b)
Pursuant to the Deferred Share Unit Plan for Non-Employee Directors (DSU Plan), Malyn K. Malquist elected to receive 50 percent of his Board and committee attendance fees and committee chair retainer fees ($30,000) in DSUs. Due to this election, 490 DSUs were credited to Mr. Malquist's account in 2014, all of which were outstanding at December 31, 2014. Mr. Stark and Mr. Mirosh elected to receive their fees in cash.

(c)
Amounts presented reflect the compensation expense recognized related to the DSUs granted during 2014 under the DSU Plan. All of the DSUs granted to Mr. Malquist, Mr. Stark and Mr. Mirosh were outstanding at December 31, 2014.

At December 31, 2014, Malyn K. Malquist, Jack F. Stark and Walentin (Val) Mirosh held 5,618, 13,461 and 8,052 DSUs, respectively. The fair value of DSUs held by Mr. Malquist, Mr. Stark and Mr. Mirosh at December 31, 2014 was $400,114, $958,692 and $573,463, respectively.

(d)
Amounts presented reflect DSUs credited to each independent director's account equal to the distributions payable on the DSUs previously granted or credited. In this regard, Malyn K. Malquist was credited 271 DSUs, Jack F. Stark was credited 745 DSUs and Walentin (Val) Mirosh was credited 432 DSUs. All DSUs credited during 2014 were outstanding at December 31, 2014.

(e)
Lead Independent Director and Chair of the Conflicts Committee.

Cash Compensation

In 2014, each director who was not an employee of TransCanada, the General Partner or its affiliates (independent director) was entitled to a directors' retainer fee of $100,000 per annum, of which $55,000 was automatically granted in DSUs (see DSUs section below). The independent director appointed as Lead Independent Director and chair of the Conflicts Committee and the independent director appointed as chair of the Audit Committee were each entitled to an additional fee of $10,000 and $15,000 per annum, respectively. Each independent director was also paid a fee of $1,500 for attendance at each meeting of the board of directors and a fee of $1,500 for attendance at each meeting of a committee of the board. The independent directors are reimbursed for out-of-pocket expenses incurred in the course of attending such meetings. All fees are paid by the Partnership on a quarterly basis. The independent directors are permitted to elect to receive any portion of their fees in the form of DSUs pursuant to the DSU Plan. On October 23, 2014, the board approved an increase in the independent directors' 2015 annual retainer fee of $10,000 per annum, of which $5,000 will be granted in DSUs. As a result, commencing January 1, 2015, the retainer fee will be $110,000 per annum, of which $60,000 will automatically be granted in DSUs.

Deferred Share Units

The DSU Plan was established in 2007 with the first grant occurring in January 2008. In 2014, as part of the retainer fee, each independent director received an automatic grant of DSUs with a value of $55,000, which was paid quarterly. Commencing January 1, 2015, the retainer fee will be $110,000 per annum, of which $60,000 will be automatically be granted in DSUs.

At the time of grant, the value of a DSU is equal to the market value of a common unit at the time the independent director is credited with the units. The value of a DSU when redeemed is equivalent to the market value of a common unit at the time the redemption takes place. DSUs cannot be redeemed until the director ceases to be a member of the

2014 ANNUAL REPORT          57

Board. Directors may redeem DSUs for cash or common units at their option. DSUs redeemed for common units would be purchased by the Partnership in the open market.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 24, 2015 regarding the (i) beneficial ownership of our common units and shares of TransCanada by the General Partner's directors, the named executive officers and directors and executive officers as a group and (ii) beneficial ownership of our common units by all persons known by the General Partner to own beneficially at least five percent of our common units.

	Amount and Nature of Beneficial Ownership
	TC PipeLines, LP		TransCanada Corporation
Name and Business Address	Number of Units(a)	Per cent of Class(b)	Common Shares	Per cent of class

TransCan Northern Ltd(c) 450-1st Street SW Calgary, Alberta T2P 5H1	11,287,725	17.8	–	–

TC Pipelines GP, Inc.(d) 450-1st Street SW Calgary, Alberta T2P 5H1	5,797,106	9.1	–	–

OppenheimerFunds, Inc.(e) Two World Financial Center 225 Liberty Street New York, NY 10281	9,578,619	15.1	–	–

Malyn K. Malquist(f)	6,686	*	–	–

Jack F. Stark(g)	14,550	*	–	–

Walentin (Val) Mirosh(h)	8,150	*	995	*

Karl R. Johannson(i)	–	–	256,258	*

Steven D. Becker(j)	–	–	88,530	*

M. Catharine Davis(k)	–	–	15,364	*

Joel E. Hunter(l)	–	–	35,348	*

Nathaniel A. Brown	–	–	–	*

Sandra Ryan-Robinson(m)	–	–	65	*

Stuart P. Kampel(n)	–	–	3,269	*

Terry C. Ofremchuk(o)	–	–	8,774	*

William C. Morris(p)	–	–	15,618	*

Directors and Executive officers as a Group(q) (12 people)	29,386	*	422,529	*

(a)
A total of 63,561,546 common units are issued and outstanding. For certain beneficial owners, the number of common units includes DSUs, which are a bookkeeping entry, equivalent to the value of a Partnership common unit, and do not entitle the holder to voting or other unitholder rights, other than the accrual of additional DSUs for the value of distributions. A director cannot redeem DSUs until the director ceases to be a member of the Board. Directors can then redeem their units for cash or common units.

58        TC PIPELINES, LP

(b)
Any DSUs shall be deemed to be outstanding for the purpose of computing the percentage of outstanding common units owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of common units by any other person.

(c)
TransCan Northern Ltd. is a wholly-owned indirect subsidiary of TransCanada.

(d)
TC PipeLines GP, Inc. is a wholly-owned indirect subsidiary of TransCanada and also owns an effective two percent general partner interest of the Partnership.

(e)
Based on a Schedule 13G/A filed with the SEC on February 9, 2015 by OppenheimerFunds, Inc. In this Schedule 13G/A, OppenheimerFunds, Inc. disclaims beneficial ownership, and has shared power to vote and dispose of the 9,578,619 common units.

(f)
Includes 5,686 DSUs and 1,000 common units.

(g)
Includes 13,625 DSUs and 925 common units held by the Stark Family Trust dated June 16, 1995.

(h)
Includes 8,150 DSUs.

(i)
Includes 230,884 options exercisable within 60 days for TransCanada common shares and 25,374 TransCanada common shares held in his Employee Share Savings Plan account.

(j)
Includes 61,635 options exercisable within 60 days for TransCanada common shares, 19,408 TransCanada common shares held directly, 5,487 TransCanada common shares held in his Employee Share Savings Plan accounts and 2,000 TransCanada Cumulative Redeemable First Preferred Shares, Series 7 held by Mr. Becker's spouse.

(k)
Includes 14,955 options exercisable within 60 days for TransCanada common shares and 409 TransCanada common shares held in her TransCanada 401(k) and Savings Plan.

(l)
Includes 35,236 options exercisable within 60 days for TransCanada common shares and 112 TransCanada common shares held in his Employee Share Savings Plan accounts.

(m)
Includes 65 TransCanada common shares held in her Employee Share Savings Plan account.

(n)
Includes 1,769 TransCanada common shares held in his Employee Share Savings Plan account, 500 TransCanada common shares held by Mr. Kampel's spouse and 1,000 TransCanada common shares held by his mother.

(o)
Amount represents 8,774 TransCanada common shares held in his Employee Share Savings Plan account.

(p)
Includes 7,118 TransCanada common shares held in his Employee Share Savings Plan account and 8,500 TransCanada common shares held jointly with his spouse.

(q)
Includes 27,461 DSUs and 1,925 units of the Partnership, 342,710 options exercisable within 60 days for TransCanada common shares, 10,000 TransCanada common shares owned by immediate family members of which beneficial ownership of no common shares is disclaimed, and 48,707 TransCanada common shares held in the TransCanada Employee Share Savings Plan and 709 TransCanada common shares held in the 401K and Savings Plan.

*
Less than one percent.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

As of February 24, 2015, TransCanada owns 11,287,725 common units and the Partnership's General Partner owns 5,797,106 common units, representing an effective 26.3 percent limited partner interest in the Partnership. In addition, the General Partner owns an effective two percent general partner interest in the Partnership through which it manages and operates the Partnership. As a result, TransCanada's effective ownership interest in the Partnership is 28.3 percent by virtue of its indirect ownership of the General Partner and 26.3 percent effective limited partner interest.

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

2014 ANNUAL REPORT          59

Operational Stage

Distributions of average Cash to our General Partner and its affiliates	We will generally make cash distributions of 98 percent to common unitholders, including our general partner and its affiliates as holders of an aggregate of 17,084,831 common units, and the remaining 2 percent to our General Partner.

Payments to our General Partner and its affiliates	In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our General Partner will be entitled to increasing percentages of the distributions, up to 25 percent of the distributions above the highest target level. We refer to the rights to the increasing distributions as "incentive distribution rights". For further information about distributions, please read Part II Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

Withdrawal or removal of our General Partner	If our General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Reimbursement of Operating and General and Administrative Expense

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $3 million for the year ended December 31, 2014.

Cash Management Programs

Great Lakes has a cash management agreement with TransCanada whereby its funds are pooled with other TransCanada affiliates. The agreement gives Great Lakes the ability to obtain short-term borrowings to provide liquidity for its operating needs.

60        TC PIPELINES, LP

Transportation Agreements

Great Lakes earns transportation revenues from TransCanada and its affiliates under contracts some of which are provided at discounted rates and some at maximum recourse rates. These contracts are on the same terms as would be available to other shippers. Great Lakes earned $71 million of transportation revenues under these contracts in 2014. This amount represents 49 percent of total revenues earned by Great Lakes in 2014. Great Lakes also earned $2 million in affiliated rental revenue in 2014.

Revenue from TransCanada and its affiliates of $34 million is included in the Partnership's equity earnings from Great Lakes in 2014. At December 31, 2014, $15 million was included in Great Lakes' receivables in regards to the transportation contracts with TransCanada and its affiliates.

Effective November 1, 2014, Great Lakes executed contracts with its affiliate, ANR Pipeline Company (ANR) to provide seasonal firm service between Michigan and Wisconsin. These contracts were at the maximum FERC authorized rate and were intended to replace historical contracts. On December 3, 2014, the FERC accepted and suspended Great Lakes' tariff records related to these contracts to become effective May 3, 2015, subject to refund. On January 2, 2015, Great Lakes submitted a request for rehearing and clarification with FERC. On February 2, 2015, FERC issued an Order granting rehearing to allow for additional time for FERC to consider the request. Until Great Lakes obtains clarification from FERC or a settlement is reached and approved, it is providing service to ANR under multiple service agreements and rates. Great Lakes has deferred $9.4 million of revenue under such agreements that may not be collected. If these new rates are approved, Great Lakes will potentially recognize an additional $24 million of transportation revenue in 2015, inclusive of the $9.4 million of revenue related to services performed in 2014.

2013 Acquisition

In the second quarter of 2014, the Partnership made a payment of $25 million to a subsidiary of TransCanada in accordance with the 2013 Acquisition related to the attainment of certain events with respect to the Carty Lateral project.

2014 Acquisition

On October 1, 2014, we acquired the remaining 30 percent interest in Bison from a subsidiary of TransCanada. The total purchase price of the 2014 Acquisition was $215 million plus purchase price adjustments of $2 million. The acquisition of Bison was financed through combinations of (i) net proceeds from the ATM Program, and (ii) short-term financing.

GTN Acquisition

On February 24, 2015, we entered into an agreement to acquire the remaining 30 percent interest in GTN from TransCanada for $446 million comprised of $253 million in cash, the assumption of $98 million in proportional GTN debt and the issuance of $95 million of new Class B units to TransCanada. The Partnership plans to fund the cash portion of the transaction through a combination of debt and common equity. The Class B units will be entitled to a distribution based on 30 percent of GTN's annual distributions as follows: i) for the first five years, 100 percent of distributions above $20 million; and ii) for subsequent years, 25 percent of distributions above $20 million.The transaction is expected to close on April 1, 2015.

The transaction was approved by the Board of Directors of the general partner, based on approval and recommendation from the Board's conflicts committee which is comprised entirely of independent directors.

2014 ANNUAL REPORT          61

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

Capital and operating costs charged to our pipeline systems for the years ended December 31, 2014, 2013 and 2012 by TransCanada's subsidiaries and amounts payable to TransCanada's subsidiaries at December 31, 2014 and 2013 are summarized in the following tables:

Year ended December 31 (millions of dollars)	2014	2013	2012

Capital and operating costs charged by TransCanada's subsidiaries to:
GTN(a)(b)	30	28	29
Northern Border(a)	35	30	31
Bison(a)(b)	6	5	6
Great Lakes(a)	30	31	33
North Baja	5	4	4
Tuscarora	4	4	4
Impact on the Partnership's net income attributable to controlling interests:
GTN(b)	19	19	19
Northern Border	16	14	14
Bison(b)	4	4	4
Great Lakes	13	14	15
North Baja	4	4	4
Tuscarora	4	4	4

December 31 (millions of dollars)	2014	2013

Amount payable to TransCanada's subsidiaries for costs charged in the year by:
GTN(a)	10	3
Northern Border(a)	10	3
Bison(a)	2	–
Great Lakes(a)	9	3
North Baja	1	1
Tuscarora	1	–

(a)
Represents 100 percent of the costs.

(b)
Refer to Note 6 of the Partnership's Financial Statements included elsewhere in this report.

62        TC PIPELINES, LP

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

2014 ANNUAL REPORT          63

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

Item 14.    Principal Accountant Fees and Services

The following table sets forth, for the periods indicated, the fees billed by the principal accountants:

Year ended December 31 (thousands of dollars)	2014	2013(a)

Audit Fees(b)	922	1,018
Audit Related Fees	–	–
Tax Fees(c)	–	–
All Other Fees	–	–

Total	922	1,018

(a)
Recast as discussed in Note 2 and Note 6 of the Partnership's consolidated financial statements included in Item 15. "Exhibit and Financial Statement Schedules" of this report.

(b)
$200 thousand of the 2014 Audit Fees relate to ATM equity financing in connection with the 2014 Acquisition. $294 thousand of the 2013 Audit Fees relate to equity and debt financing in connection with the 2013 Acquisition.

(c)
The Partnership did not engage its external auditors for any tax or other services in 2014 or 2013.

AUDIT FEES

Audit fees include fees for the audit of annual GAAP financial statements, reviews of the related quarterly financial statements and related consents and comfort letters for documents filed with the SEC. Before our independent registered public accounting firm is engaged each year for annual audit and any non-audit services, these services and fees are reviewed and approved by our Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)    Financial Statements

  See "Index to Financial Statements" set forth on Page F-1.

  (2)
  Financial Statement Schedules

64        TC PIPELINES, LP

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

2014 ANNUAL REPORT          65

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

66        TC PIPELINES, LP

*10.9
Form of Contribution, Conveyance and Assumption Agreement by and among TransCanada Border Pipeline Ltd., TransCan Northern Ltd., TransCanada PipeLines Limited, TC PipeLines, L.P., TC PipeLines Intermediate Limited Partnership and TC PipeLines GP, Inc. (Incorporated by reference to Exhibit 10.2 to TC PipeLines, LP's Form S-1/A filed on May 3, 1999).
*10.10
Membership Interest Purchase Agreement by and between Northern Border Pipeline Company and TransCanada Pipeline USA Ltd. dated August 28, 2008, (Incorporated by reference to Exhibit 10.1 to TC PipeLines, LP's Form 10-Q filed on November 3, 2008).
*10.11
Common Unit Purchase Agreement by and between TC PipeLines, LP and TransCan Northern Ltd. dated July 1, 2009 (Incorporated by reference to Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on July 1, 2009).
*10.12	Exchange Agreement by and between TC PipeLines, LP and TC PipeLines GP, Inc. dated July 1, 2009 (Incorporated by reference to Exhibit 10.2 to TC PipeLines, LP's Form 8-K filed on July 1, 2009).
*10.13
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
*10.14
First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 20, 2012, by and among TC PipeLines, LP, the Lenders, and SunTrust Bank, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.21 to TC PipeLines, LP's Form 10-K filed on February 28, 2013).
*10.15
Guaranty by TransCanada Pipeline USA Ltd. dated May 15, 2013 with respect to the obligations of TransCanada American Investments Ltd. (Incorporated by reference to Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on May 15, 2013).
*10.16
Guaranty by TransCanada Pipeline USA Ltd. dated May 15, 2013 with respect to the obligations of TC Continental Pipeline Holdings Inc. (Incorporated by reference to Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on May 15, 2013).
*10.17	Term Loan Agreement, dated as of July 1, 2013, between the Partnership and the lenders (Incorporated by reference to Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on July 3, 2013).
*10.18
TC PipeLines GP, Inc. Deferred Share Unit Plan for Non-Employee Directors (2013), effective as of January 1, 2014, as amended on December 16, 2013. (Incorporated by reference to Exhibit 10.19 to TC PipeLines, LP's Form 10-K filed on February 28, 2014).
*10.19
Agreement for purchase and sale of membership interest dated as of October 1, 2014 between TC Continental Pipeline Holdings Inc. and TC PipeLines Intermediate Limited Partnership (Incorporated by reference to Exhibit 10.1 to the TC PipeLines, LP's Form 8-K filed October 1, 2014).
*10.20
Equity Distribution Agreement, dated August 19, 2014, among TC PipeLines, LP and the sales managers thereto (Incorporated by reference to Exhibit 1.1 to TC PipeLines, LP's Form 8-K filed August 19, 2014).
*10.21
Agreement for Purchase and Sale of Membership Interest dated as of February 24, 2015 between TransCanada American Investments Ltd., as Seller, and the Partnership, as Buyer (Incorporated by reference to Exhibit 2.1 to TC PipeLines, LP's Form 8-K filed February 25, 2015).
12.1	Computation of Ratio of Earnings to Fixed Charges.

2014 ANNUAL REPORT          67

21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP with respect to the financial statements of TC PipeLines, LP.
23.2	Consent of KPMG LLP with respect to the financial statements of Northern Border Pipeline Company.
23.3	Consent of KPMG LLP with respect to the financial statements of Great Lakes Gas Transmission Limited Partnership.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
*99.4
Transportation Service Agreement FT16128 between Great Lakes Transmission Limited Partnership and TransCanada PipeLines Limited, dated March 9, 2011 (Incorporated by reference to Exhibit 99.11 to TC PipeLines, LP's Form 10-K filed on February 28, 2012).
*99.5
Transportation Service Agreement FT17190 between Great Lakes Gas Transmission Limited Partnership and TransCanada Pipelines Limited, dated February 6, 2012 (Incorporated by reference to Exhibit 99.2 to TC PipeLines, LP's Form 10-Q filed on April 30, 2012).
*99.6
Transportation Service Agreement FT17193 between Great Lakes Gas Transmission Limited Partnership and TransCanada Pipelines Limited, dated February 6, 2012 (Incorporated by reference to Exhibit 99.3 to TC PipeLines, LP's Form 10-Q filed on April 30, 2012).
*99.7
Transportation Service Agreement FT17593 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated October 30, 2012. (Incorporated by reference to Exhibit 99.16 to TC PipeLines, LP's Form 10-K filed on February 28, 2013).
*99.8
Transportation Service Agreement FT17196 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated December 3, 2012. (Incorporated by reference to Exhibit 99.17 to TC PipeLines, LP's Form 10-K filed on February 28, 2013).
99.9	Transportation Service Agreement FT18138 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated October 31, 2014
99.10	Transportation Service Agreement FT18139 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated October 31, 2014
99.11	Transportation Service Agreement FT18147 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated October 31, 2014

68        TC PIPELINES, LP

99.12	Transportation Service Agreement FT18150 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated October 31, 2014
99.13	Transportation Service Agreement FT18138 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated December 3, 2014
99.14	Transportation Service Agreement FT18139 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated December 3, 2014
99.15	Transportation Service Agreement FT18147 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated December 3, 2014
99.16	Transportation Service Agreement FT18150 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, dated December 3, 2014
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*
Indicates exhibits incorporated by reference.

#
Management contract or compensatory plan or arrangement.

2014 ANNUAL REPORT          69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2015.

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

Signature	Title	Date

/s/ Karl R. Johannson Karl R. Johannson	Chair	February 27, 2015
/s/ Steven D. Becker Steven D. Becker	President and Principal Executive Officer	February 27, 2015
/s/ Nathaniel A. Brown Nathaniel A. Brown	Controller and Principal Financial Officer	February 27, 2015
/s/ M. Catharine Davis M. Catharine Davis	Director	February 27, 2015
/s/ Joel E. Hunter Joel E. Hunter	Director	February 27, 2015
/s/ Walentin (Val) Mirosh Walentin (Val) Mirosh	Director	February 27, 2015
/s/ Jack F. Stark Jack F. Stark	Director	February 27, 2015
/s/ Malyn K. Malquist Malyn K. Malquist	Director	February 27, 2015

70        TC PIPELINES, LP

TC PIPELINES, LP
INDEX TO FINANCIAL STATEMENTS

F-1        TC PIPELINES, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
TC PipeLines GP, Inc. General Partner of TC PipeLines, LP:

We have audited the accompanying consolidated balance sheets of TC PipeLines, LP (a Delaware limited partnership) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in partners' equity for each of the years in the three-year period ended December 31, 2014. We also have audited TC PipeLines, LP internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the General Partner of TC PipeLines, LP is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on TC PipeLines, LP internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TC PipeLines, LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TC PipeLines, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Houston, Texas
February 27, 2015

F-2        2014 ANNUAL REPORT

TC PIPELINES, LP
CONSOLIDATED BALANCE SHEETS

December 31 (millions of dollars)	2014	2013

Assets
Current Assets
Cash and cash equivalents	26	25
Accounts receivable and other (Note 19)	35	37
Inventories	7	7

	68	69

Investments in unconsolidated affiliates (Note 4)	1,177	1,195
Plant, property and equipment (Note 5)	1,968	2,042
Goodwill	130	130
Other assets	6	7

	3,349	3,443

Liabilities and Partners' Equity
Current Liabilities
Accounts payable and accrued liabilities	23	19
Accounts payable to affiliates (Note 16)	15	29
Accrued interest	4	4
Short-term loan (Note 7)	170	–
Current portion of long-term debt (Note 7)	79	3

	291	55
Long-term debt (Note 7)	1,446	1,575
Other liabilities (Note 8)	26	24

	1,763	1,654

Partners' Equity (Note 9)
Common units	1,325	1,322
General partner	29	28
Accumulated other comprehensive loss (Note 10)	(2)	(1)

Controlling interests	1,352	1,349
Non-controlling interests	234	440

	1,586	1,789

	3,349	3,443

The accompanying notes are an integral part of these consolidated financial statements.

F-3        TC PIPELINES, LP

TC PIPELINES, LP
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (millions of dollars except per common unit amounts)	2014	2013(a)	2012(a)

Transmission revenues	336	341	343
Equity earnings from unconsolidated affiliates (Note 4)	88	67	99
Operation and maintenance expenses	(54)	(55)	(57)
Property taxes	(21)	(23)	(25)
General and administrative	(9)	(9)	(6)
Depreciation	(86)	(86)	(85)
Financial charges and other (Note 11)	(50)	(44)	(40)

Net income	204	191	229

Net income attributable to non-controlling interests	32	36	37

Net income attributable to controlling interests	172	155	192

Net income attributable to controlling interests allocation (Note 12)
Common units	168	126	134
General Partner	4	3	3

	172	129	137

Net income per common unit (Note 12) – basic and diluted	$2.67	$2.13	$2.51

Weighted average common units outstanding (millions) – basic and diluted	62.7	58.9	53.5

Common units outstanding, end of year (millions)	63.6	62.3	53.5

(a)
Recast as discussed in Note 2 and Note 6.

TC PIPELINES, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (millions of dollars)	2014	2013(a)	2012(a)

Net income	204	191	229
Other comprehensive income
Change in fair value of cash flow hedges (Note 18)	(1)	–	–
Reclassification to net income of gains and losses on cash flow hedges (Note 10)	–	–	–

	(1)	–	–

Total comprehensive income	203	191	229

Comprehensive income attributable to non-controlling interests	32	36	37

Comprehensive income attributable to controlling interests	171	155	192

(a)
Recast as discussed in Note 2 and Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

F-4        2014 ANNUAL REPORT

TC PIPELINES, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (millions of dollars)	2014	2013(a)	2012(a)

Cash Generated From Operations
Net income	204	191	229
Depreciation	86	86	85
Amortization of debt issue costs (Note 11)	1	1	1
Change in other long-term liabilities	–	2	–
Change in operating working capital (Note 14)	17	(8)	–

	308	272	315

Investing Activities
Cumulative distributions in excess of equity earnings:
Great Lakes	9	14	17
Northern Border	18	20	24
Investment in Great Lakes (Note 4)	(9)	(9)	(9)
Investment in Northern Border (Note 4)	–	(31)	–
Acquisition of the remaining 30 percent interest in Bison (Note 6)	(217)	–	–
Acquisition of interests in each of GTN and Bison, net of cash acquired (Note 6)	(25)	(921)	–
Adjustment to the 2011 Acquisition	–	1	–
Capital expenditures	(10)	(15)	(36)
Change in affiliate demand loan receivable	–	21	20

	(234)	(920)	16

Financing Activities
Distributions paid (Note 13)	(212)	(188)	(169)
Distributions paid to non-controlling interests	(50)	(52)	(53)
Change in affiliate demand loan payable	–	(15)	–
ATM equity issuance, net (Note 9)	73	–	–
Equity issuance, net (Note 9)	–	381	–
Long-term debt issued (Note 7)	35	937	8
Short-term loan issued (Note 7)	170	–	–
Long-term debt repaid (Note 7)	(89)	(372)	(62)
Debt issue costs	–	(2)	–
Equity contribution from Bison's former parent (Note 16)	–	18	–
Distributions paid to former parent of GTN and Bison	–	(37)	(81)

	(73)	670	(357)

Increase/(decrease) in cash and cash equivalents	1	22	(26)
Cash and cash equivalents, beginning of year	25	3	29

Cash and cash equivalents, end of year	26	25	3

Interest payments made	47	42	42
Supplemental information about non-cash investing and financing activities
Accrual for Carty Lateral consideration payment (Note 16)	–	25	–
(a)
Recast as discussed in Note 2 and Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

F-5        TC PIPELINES, LP

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

(millions of common units) (millions of dollars)	Common Units		General Partner	Accumulated Other Comprehensive Loss(b)	Non-Controlling Interests	Equity of former parent of GTN and Bison(a)	Total Partners' Equity

Balance at December 31, 2011(a)	53.5	1,307	27	(1)	465	698	2,496
Net income(a)	–	188	4	–	37	–	229
Net income attributed to GTN's and Bison's former parent(a)	–	(54)	(1)	–	–	55	–
Distribution paid related to equity of former parent of GTN and Bison	–	–	–	–	–	(81)	(81)
Effect of conversion to an LLC by GTN and other (Note 2k)(a)	–	–	–	–	(1)	1	–
Distributions paid(a)	–	(166)	(3)	–	(53)	–	(222)

Balance at December 31, 2012(a)	53.5	1,275	27	(1)	448	673	2,422

Net income(a)	–	152	3	–	36	–	191
Net income attributed to GTN's and Bison's former parent(a)	–	(26)	–	–	–	26	–
Distribution paid related to equity of former parent of GTN and Bison	–	–	–	–	–	(37)	(37)
Equity issuance, net (Note 9)	8.8	373	8	–	–	–	381
Distributions paid	–	(184)	(4)	–	(52)	–	(240)
Excess purchase price paid over net acquired assets (Note 6)	–	(268)	(6)	–	–	–	(274)
Equity contribution from Bison's former Parent (Note 16)	–	–	–	–	8	10	18
Former parent carrying amount of acquired entities	–	–	–	–	–	(672)	(672)
Adjustment to the 2011 Acquisition (Note 6)	–	1	–	–	–	–	1
Other	–	(1)	–	–	–	–	(1)

Balance at December 31, 2013	62.3	1,322	28	(1)	440	–	1,789

Net income	–	168	4	–	32	–	204
Other comprehensive loss	–	–	–	(1)	–	–	(1)
ATM Equity Issuance, net (Note 9)	1.3	71	2	–	–	–	73
Acquisition of the remaining 30 percent interest in Bison (Note 6)	–	(29)	–	–	(188)	–	(217)
Distributions paid	–	(207)	(5)	–	(50)	–	(262)

Balance at December 31, 2014	63.6	1,325	29	(2)	234	–	1,586

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

F-6        2014 ANNUAL REPORT

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

The Partnership owns the following interests in natural gas pipeline systems:

Pipeline	Length	Description	Ownership

Gas Transmission Northwest LLC (GTN)	1,353 miles	Extends between an interconnection near Kingsgate, British Columbia, Canada at the Canadian border to a point near Malin, Oregon at the California border and delivers natural gas to the Pacific Northwest and to California. TransCanada owns the remaining 30 percent of GTN (See Note 22 – Subsequent Events).	70 percent
Northern Border Pipeline Company (Northern Border)	1,408 miles
		Extends between the Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana, south of Chicago. Northern Border is capable of receiving natural gas from Canada, the Williston Basin and Rocky Mountain Basin. ONEOK Partners, L.P. owns the remaining 50 percent of Northern Border.	50 percent
Bison Pipeline LLC (Bison)	303 miles	Extends from a location near Gillette, Wyoming to Northern Border's pipeline system in North Dakota. Bison transports natural gas from the Powder River Basin to Midwest markets.	100 percent
Great Lakes Gas Transmission Limited Partnership (Great Lakes)	2,115 miles
		Connects with the TransCanada Mainline at the Canadian border near Emerson, Manitoba, Canada and St. Clair, Michigan, near Detroit. Great Lakes is a bi-directional pipeline that can receive and deliver natural gas at multiple points along its system. TransCanada owns the remaining 53.55 percent of Great Lakes.	46.45 percent
North Baja Pipeline, LLC (North Baja)	86 miles
		Extends between an interconnection with the El Paso Natural Gas Company pipeline near Ehrenberg, Arizona and an interconnection with a natural gas pipeline near Ogilby, California on the Mexican border. North Baja is a bi-directional pipeline.	100 percent
Tuscarora Gas Transmission Company (Tuscarora)	305 miles	Extends between the GTN pipeline near Malin, Oregon to its terminus near Reno, Nevada and delivers natural gas in northeastern California and northwestern Nevada.	100 percent

The Partnership is managed by its General Partner, TC PipeLines GP, Inc. (General Partner), an indirect wholly-owned subsidiary of TransCanada. The General Partner provides management and operating services for the Partnership and is reimbursed for its costs and expenses. The General Partner owns 5,797,106 common units, which together with its effective two percent general partner interest represents an effective 10.9 percent interest in the Partnership at December 31, 2014. TransCanada also indirectly holds additional 11,287,725 common units representing a 17.4 percent limited partner interest in the Partnership for a total interest in the Partnership of 28.3 percent at December 31, 2014.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The financial statements and notes present the financial position of the Partnership as of December 31, 2014 and 2013 and the results of its operations, cash flows and changes in partners' equity for the years ended December 31, 2014, 2013 and 2012.

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

F-7        TC PIPELINES, LP

On October 1, 2014, the Partnership acquired the remaining 30 percent interest in Bison from a subsidiary of TransCanada (the 2014 Acquisition), which resulted in Bison being wholly-owned by the Partnership. Prior to this transaction, the remaining 30 percent interest held by a subsidiary of TransCanada was reflected as non-controlling interest in the consolidated financial statements. The 2014 Acquisition of this already-consolidated entity was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the acquired interest was recorded at TransCanada's carrying value and the total excess purchase price paid was recorded as a reduction in Partners' Equity. Refer to Note 6 for additional disclosure regarding the 2014 Acquisition.

On July 1, 2013, the Partnership acquired a 45 percent membership interest in each of GTN and Bison (the 2013 Acquisition) from subsidiaries of TransCanada increasing the Partnership's ownership in each of GTN and Bison to 70 percent. The 2013 Acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of GTN and Bison were recorded at TransCanada's carrying value and the Partnership's historical financial information, except net income per common unit, was recast to consolidate GTN and Bison for all periods presented. Refer to Note 6 for additional disclosure regarding the 2013 Acquisition.

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

F-8        2014 ANNUAL REPORT

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

(j)    Revenue Recognition

Transmission revenues are recognized in the period in which the service is provided. When a rate case is pending final FERC approval, a portion of the revenue collected is subject to possible refund. As of December 31, 2014, 2013 and 2012, the Partnership has not recognized any transmission revenue that is subject to possible refund.

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

The Partnership accounts for business acquisitions between itself and TransCanada as transactions between entities under common control. Using this approach, the assets and liabilities of the acquired entities are recorded at TransCanada's carrying value. In the event recasting is required, the Partnership's historical financial information will be recast, except net income per common unit, to include the acquired entities for all periods presented. If the fair market value paid for the acquired entities is greater than the recorded net assets of the acquired entities, the excess purchase price paid is recorded as a reduction in Partners' Equity. Similarly, if the fair market value paid for the acquired entities is less than the recorded net assets of the acquired entities, the excess of assets acquired is recorded as an increase in Partners' Equity.

(m)    Fair Value Measurements

For cash and cash equivalents, receivables, accounts payable and certain accrued expenses, the carrying amount approximates fair value due to the short maturities of these instruments. For long-term debt instruments and the interest rate swap agreements, fair value is estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates.

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

The scope and timing of asset retirements related to natural gas pipelines is indeterminable. As a result, the Partnership has recorded no asset retirement obligations as of December 31, 2014 and 2013.

(p)    Government Regulation

The Partnership's subsidiaries are subject to regulation by FERC. Under regulatory accounting principles, certain assets or liabilities that result from the regulated ratemaking process may be recorded that would not be recorded under GAAP for non-regulated entities. The timing of recognition of certain revenues and expenses in our regulated business may differ from that otherwise expected under GAAP to appropriately reflect the economic impact of the regulators' decisions regarding revenues and rates. The Partnership regularly evaluates the continued applicability of regulatory accounting, considering such factors as regulatory changes, the impact of competition, and the ability to recover regulatory assets. The Partnership had no material regulatory assets as of December 31, 2014 and 2013. Regulatory liabilities are included in other long-term liabilities (refer to Note 8). Allowance for funds used during construction is capitalized and included in plant, property and equipment.

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

F-10        2014 ANNUAL REPORT

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

		Equity Earnings from Unconsolidated Affiliates			Investment in Unconsolidated Affiliates
		Year ended December 31			December 31
	Ownership Interest at December 31, 2014
(millions of dollars)		2014	2013	2012	2014	2013

Northern Border(a)	50%	69	64	72	505	523
Great Lakes	46.45%	19	3	27	672	672

		88	67	99	1,177	1,195

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

The Partnership recorded no undistributed earnings from Northern Border for the years ended December 31, 2014, 2013 and 2012.

At December 31, 2014, the Partnership had a $117 million (2013 – $118 million) difference between the carrying value of Northern Border and the underlying equity in the net assets primarily resulting from the recognition and inclusion of goodwill in the Partnership's investment in Northern Border relating to the Partnership's April 2006 acquisition of an additional 20 percent general partnership interest in Northern Border.

The summarized financial information for Northern Border is as follows:

December 31 (millions of dollars)	2014	2013

Assets
Cash and cash equivalents	41	27
Other current assets	34	34
Plant, property and equipment, net	1,163	1,197
Other assets	34	33

	1,272	1,291

Liabilities and Partners' Equity
Current liabilities	64	51
Deferred credits and other	22	19
Long-term debt	411	411
Partners' equity
Partners' capital	777	812
Accumulated other comprehensive loss	(2)	(2)

	1,272	1,291

F-11        TC PIPELINES, LP

Year ended December 31 (millions of dollars)	2014	2013	2012

Transmission revenues	293	286	311
Operating expenses	(72)	(75)	(79)
Depreciation	(59)	(58)	(63)
Financial charges and other	(22)	(23)	(24)

Net income	140	130	145

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

The Partnership recorded no undistributed earnings from Great Lakes for the years ended December 31, 2014, 2013, and 2012.

At December 31, 2014, the Partnership had a $458 million (2013 – $458 million) difference between the carrying value of Great Lakes and the underlying equity in the net assets primarily resulting from the recognition and inclusion of goodwill in the Partnership's investment in Great Lakes relating to the Partnership's February 2007 acquisition of a 46.45 percent general partner interest in Great Lakes.

The Partnership made equity contributions to Great Lakes of $4 million and $5 million in the first and fourth quarter of 2014, respectively. These amounts represent the Partnership's 46.45 percent share of a $9 million and $10 million cash call from Great Lakes to make scheduled debt repayments.

The summarized financial information for Great Lakes is as follows:

December 31 (millions of dollars)	2014	2013

Assets
Current assets	66	52
Plant, property and equipment, net	748	771

	814	823

Liabilities and Partners' Equity
Current liabilities	38	28
Long-term debt, including current maturities	316	335
Partners' equity	460	460

	814	823

Year ended December 31 (millions of dollars)	2014	2013	2012

Transmission revenues	146	124	182
Operating expenses	(53)	(60)	(66)
Depreciation	(28)	(31)	(31)
Financial charges and other	(25)	(27)	(28)

Net income	40	6	57

F-12        2014 ANNUAL REPORT

NOTE 5 PLANT, PROPERTY AND EQUIPMENT

The following table includes plant, property and equipment from our consolidated subsidiaries.

	2014			2013
December 31 (millions of dollars)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Pipeline	2,038	(574)	1,464	2,045	(522)	1,523
Compression	514	(126)	388	520	(120)	400
Metering and other	145	(37)	108	146	(32)	114
Construction in progress	8	–	8	5	–	5

	2,705	(737)	1,968	2,716	(674)	2,042

NOTE 6 ACQUISITIONS

2014 Acquisition

On October 1, 2014, the Partnership acquired the remaining 30 percent interest in Bison from a subsidiary of TransCanada. The total purchase price of the 2014 Acquisition was $215 million plus purchase price adjustments of $2 million. The acquisition of Bison was financed through combinations of (i) net proceeds from the ATM Program (refer to Note 9), and (ii) short-term financing (refer to Note 7).

Prior to this transaction, the remaining 30 percent interest held by a subsidiary of TransCanada was reflected as non-controlling interest in the Partnership's consolidated financial statements. The 2014 Acquisition of this already-consolidated entity was accounted as a transaction between entities under common control, similar to a pooling of interests, whereby the acquired interest was recorded at TransCanada's carrying value and the total excess purchase price paid was recorded as a reduction in Partners' Equity.

The purchase price was allocated as follows:

(millions of dollars)

Total cash consideration	217
TransCanada's carrying value of non-controlling interest at October 1, 2014	188

Excess purchase price	29

The excess purchase price of $29 million was recorded as a reduction in Partners' Equity.

2013 Acquisition

On July 1, 2013, the Partnership acquired a 45 percent membership interest in each of GTN and Bison from subsidiaries of TransCanada, increasing the Partnership's ownership in each GTN and Bison to 70 percent. The total purchase price of the 2013 Acquisition was $1,050 million plus purchase price adjustments. The purchase price consisted of (i) $750 million for the GTN membership interest (less $146 million, which reflected 45 percent of GTN's outstanding debt at the time of the 2013 Acquisition), (ii) $300 million for the membership interest in Bison, (iii) $17 million in working capital adjustments and (iv) Carty Lateral consideration of $25 million (see below).

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

Pursuant to the acquisition agreement between the Partnership and TransCanada relating to the Partnership's acquisition of an additional 45 percent membership interest in GTN, the Partnership agreed to make an additional payment of $25 million to TransCanada if Portland General Electric Company executes a firm transportation service agreement by December 31, 2014 containing agreed terms and relating to transportation on GTN's proposed Carty Lateral. On December 11, 2013, Portland General Electric Company executed this firm transportation service agreement relating to transportation on GTN's proposed Carty Lateral. As a result, the Partnership paid an additional $25 million on April 11, 2014. This amount was included in accounts payable to affiliates as of December 31, 2013.

F-13        TC PIPELINES, LP

The 2013 Acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the assets and liabilities of GTN and Bison were recorded at TransCanada's carrying value and the Partnership's historical financial information, except net income per common unit, was recast to consolidate GTN and Bison for all periods presented.

The purchase price was recorded as follows:

(millions of dollars)

Current assets	67
Property, plant and equipment, net	1,792
Other assets	1
Current liabilities	(20)
Other liabilities	(21)
Long-term debt	(325)

1,494
Non-controlling interest	(448)
Carrying value of pre-existing 25% interest in each of GTN and Bison	(374)

Carrying value of acquired 45% interest in each of GTN and Bison	672
Excess purchase price over net assets acquired (includes Carty Lateral consideration)	274

Total cash consideration including $25 million Carty Lateral consideration	946

As the fair market value for the additional 45 percent interests in each of GTN and Bison was greater than the acquired net assets of GTN and Bison by $262 million and $12 million, respectively, the total excess purchase price of $274 million was recorded in Partners' Equity, including the Carty Lateral consideration. The retrospective consolidation of GTN and Bison increased net income attributable to controlling interests by $26 million for the year ended December 31, 2013 and by $55 million for the year ended December 31, 2012. These amounts are however excluded from equity attributable to controlling interests and did not impact historical net income per common unit as the pre-acquisition earnings was allocated to TransCanada (refer to Note 12).

NOTE 7    CREDIT FACILITIES, SHORT-TERM LOAN FACILITY AND LONG-TERM DEBT

December 31 (millions of dollars)	2014	2013

Senior Credit Facility due 2017	330	380
Term Loan Facility due 2018	500	500
Short-Term Loan Facility due 2015	170	–
4.65% Unsecured Senior Notes due 2021	350	349
5.09% Unsecured Senior Notes due 2015	75	75
5.29% Unsecured Senior Notes due 2020	100	100
5.69% Unsecured Senior Notes due 2035	150	150
3.82% Series D Senior Notes due 2017	20	24

	1,695	1,578
Less: current portion	249	3

	1,446	1,575

The Partnership's Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $330 million was outstanding at December 31, 2014 (2013 – $380 million), leaving $170 million available for future borrowing.

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

F-14        2014 ANNUAL REPORT

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.41 percent for the year ended December 31, 2014 (2013 – 1.44 percent; 2012 – 1.61 percent). The interest rate was 1.41 percent at December 31, 2014 (December 31, 2013 – 1.42 percent).

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

The LIBOR-based interest rate on the Term Loan Facility averaged 1.41 percent for the year ended December 31, 2014 (2013 – 1.43 percent). After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.82 percent for the year ended December 31, 2014 (2013 – 1.70 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.41 percent at December 31, 2014 (December 31, 2013 – 1.42 percent).

On October 1, 2014, the Partnership entered into a short-term loan agreement with a member of the syndicate of lenders for a $170 million term loan credit facility (Short-Term Loan Facility). The Partnership borrowed $170 million under the Short-Term Loan Facility to pay a portion of the purchase price of the 2014 Acquisition and to reduce the amount outstanding under our Senior Credit Facility. The outstanding principal bears interest based on the highest of (i) SunTrust Bank's prime rate, (ii) 0.50 percent above the federal funds rate and (iii) 1.00 percent above one-month LIBOR. The Short-Term Loan Facility matures in 364-days.

The LIBOR-based interest rate on the Short-Term Loan Facility averaged 1.28 percent for the period ended December 31, 2014 and was 1.28 percent at December 31, 2014.

The Senior Credit Facility, the Term Loan Facilities and Short-Term Loan Facility require the Partnership to maintain a leverage ratio (debt to adjusted cash flow (net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains)) of no more than 5.00 to 1.00 at the end of each fiscal quarter. The permitted leverage ratio will increase to 5.50 to 1.00 for the fiscal quarter in which a specified material acquisition occurs and for the two fiscal quarters immediately following such acquisition, after which the permitted leverage ratio reverts to 5.00 to 1.00. The leverage ratio was 4.36 to 1.00 as of December 31, 2014. The Senior Credit Facility, the Term Loan Facility and Short-Term Loan Facility contain additional covenants that include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurrence of additional debt by the Partnership's subsidiaries and distributions to unitholders. Upon any breach of these covenants, amounts outstanding under the Senior Credit Facility, the Term Loan Facility and Short-Term Loan Facility may become immediately due and payable.

On June 1, 2015, GTN's 5.09 percent unsecured Senior Notes will mature. As market conditions dictate, GTN intends to refinance all or portion of this debt with either fixed-rate or variable rate debt. GTN's Senior Notes provisions contain a covenant that limits total debt to no greater than 70 percent of total capitalization.

The Series D Senior Notes, which require yearly principal payments until its maturity, are secured by Tuscarora's transportation contracts, supporting agreements and substantially all of Tuscarora's property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

At December 31, 2014, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the second amended and restated agreement of limited partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required by the Partnership on its debt are as follows:

(millions of dollars)

2015	249
2016	4
2017	342
2018	500
2019	–
Thereafter	600

1,695

F-15        TC PIPELINES, LP

NOTE 8    OTHER LIABILITIES

December 31 (millions of dollars)	2014	2013

Regulatory liabilities	23	22
Other liabilities	3	2

	26	24

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

NOTE 9    PARTNERS' EQUITY

At December 31, 2014, Partners' equity included 63,561,546 common units (December 31, 2013 – 62,327,766 and 2012 - 53,472,766 common units), representing an effective 98 percent limited partner interest in the Partnership (including 5,797,106 common units held by the General Partner and 11,287,725 common units held indirectly by TransCanada) and an effective two percent general partner interest. In aggregate, the General Partner's interests represent an effective 10.9 percent ownership in the Partnership at December 31, 2014 (December 31, 2013 – 11.1 percent and 2012 – 12.6 percent).

ATM Equity Issuance Program (ATM Program)

In August 2014, the Partnership entered into an Equity Distribution Agreement (the EDA) with five different financial institutions (Managers), Pursuant to which the Partnership may from time to time, offer and sell common units having an aggregate offering price of up to $200 million. Sales of such common units will be made by means of ordinary brokers' transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by one or more of the Managers and the Partnership.

In 2014, the Partnership issued 1.3 million common units under the ATM Program generating net proceeds of approximately $72 million, plus an additional $1 million from the General Partner's to maintain its effective two percent interest. The commissions to our sales agents were approximately $1 million. The net proceeds were used to finance the 2014 Acquisition (refer to Note 6).

Equity issuance in connection with the 2013 Acquisition

On May 22, 2013, the Partnership closed a public offering of 8,855,000 common units, including 1,155,000 common units purchased pursuant to the exercise of the underwriters' option to purchase additional common units, at a price to the public of $43.85 per common unit for gross proceeds of $388 million and net proceeds of $373 million after unit issuance costs. The General Partner maintained its effective two percent general partner interest in the Partnership by contributing $8 million to the Partnership in connection with the offering. (Refer to Note 6).

F-16        2014 ANNUAL REPORT

NOTE 10    ACCUMULATED OTHER COMPEREHENSIVE LOSS

The changes in accumulated other comprehensive loss (AOCL) by components are as follows:

(millions of dollars)	Cash flow hedges

Balance at December 31, 2011	(1)
Other comprehensive loss before reclassifications	–
Amounts reclassified from AOCL (affected financial charges and other)	–

Net other comprehensive loss	–

Balance at December 31, 2012	(1)
Other comprehensive loss before reclassifications	–
Amounts reclassified from AOCL (affected financial charges and other)	–

Net other comprehensive loss	–

Balance at December 31, 2013	(1)
Other comprehensive loss before reclassifications	(1)
Amounts reclassified from AOCL (affected financial charges and other)	–

Net other comprehensive loss	(1)

Balance as of December 31, 2014	(2)

NOTE 11    FINANCIAL CHARGES AND OTHER

Year ended December 31 (millions of dollars)	2014	2013(a)	2012(a)

Interest expense	48	42	40
Amortization of debt issue costs	1	1	1
Net realized loss related to the interest rate swaps and options	2	1	–
Other	(1)	–	(1)

	50	44	40

(a)
Recast as discussed in Note 2 and Note 6.

NOTE 12    NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income attributable to controlling interests, after deduction of the General Partner's allocation and net income attributed to GTN's and Bison's former parent, by the weighted average number of common units outstanding. The General Partner's allocation is equal to an amount based upon the General Partner's effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement. In the year ended December 31, 2014, incentive distributions allocated to the General Partner were $1 million. No incentive distributions were allocated to the General Partner in the years ended December 31, 2013 and 2012.

F-17        TC PIPELINES, LP

Net income per common unit was determined as follows:

(millions of dollars, except per common unit amounts)	2014	2013(a)	2012(a)

Net income attributable to controlling interests	172	155	192
Net income attributed to GTN's and Bison's former parent(b)	–	(26)	(55)

Net income allocated to controlling interests(b)	172	129	137

Net income allocated to General Partner, including incentive distribution rights (IDRs)(c)	4	3	3

Net income allocable to common units	168	126	134

Weighted average common units outstanding (millions) – basic and diluted	62.7	58.9	53.5
Net income per common unit – basic and diluted	$2.67	$2.13	$2.51

(a)
Recast as discussed in Note 2 and Note 6.

(b)
Net income allocated to controlling interests excludes net income attributed to GTN's and Bison's former parent as it was allocated to TransCanada and was not allocable to either the general partner or common units.

(c)
In the calculation of basic and diluted net income per common unit, the net income allocated to the General Partner includes IDRs pertaining to the current reporting period, but declared and paid in the subsequent period.

NOTE 13    CASH DISTRIBUTIONS

The Partnership makes cash distributions to its partners with respect to each calendar quarter within 45 days after the end of each quarter. Distributions are based on Available Cash, as defined in the Partnership Agreement, which includes all cash and cash equivalents of the Partnership and working capital borrowings less reserves established by the General Partner. The Partnership declared a quarterly distribution of $0.81 per common unit based on the first quarter results of 2014 and $0.84 per common unit for the remainder of the quarters of 2014. The quarterly distribution occurs if there is, and to the extent of, sufficient Available Cash.

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

For the year ended December 31, 2014, the Partnership distributed $3.30 per common unit (2013 – $3.18 per common unit; 2012 – $3.10 per common unit) for a total of $212 million (2013 – $188 million; 2012 – $169 million). The distributions paid for the year ended December 31, 2014 included incentive distributions to the General Partner of $1 million. There were no incentive distributions paid to the General Partner in the years ended December 31, 2013 and 2012. Partnership income attributable to controlling interests is allocated to the General Partner and the limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated 100 percent to the General Partner.

NOTE 14    CHANGE IN OPERATING WORKING CAPITAL

Year Ended December 31 (millions of dollars)	2014	2013(a)	2012(a)

Change in accounts receivable and other	2	1	2
Change in accounts payable and accrued liabilities	4	(9)	(2)
Change in accounts payable to affiliates(b)	11	(2)	–
Change in accrued interest	–	2	–

Change in operating working capital	17	(8)	–

(a)
Recast as discussed in Note 2 and Note 6.

(b)
Excludes Carty Lateral accrual of $25 million at December 31, 2013.

F-18        2014 ANNUAL REPORT

NOTE 15    TRANSACTIONS WITH MAJOR CUSTOMERS

The following table shows revenues from the Partnership's major customers comprising more than 10 percent of the Partnership's total revenues for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31 (millions of dollars)	2014	2013(a)	2012(a)

Anadarko Energy Services Company (Anadarko)	48	48	48
Pacific Gas and Electric Company (Pacific Gas)	45	46	47
(a)
Recast as discussed in Note 2 and Note 6.

At December 31, 2014 and 2013, Anadarko and Pacific Gas each owed the Partnership approximately $4 million, which is greater than 10% of Accounts receivable and other.

NOTE 16    RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $3 million for the year ended December 31, 2014 (2013 and 2012 – $3 million).

As operator, TransCanada's subsidiaries provide capital and operating services to GTN, Northern Border, Bison, Great Lakes, North Baja and Tuscarora (together, "our pipeline systems"). TransCanada's subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the years ended December 31, 2014, 2013 and 2012 by TransCanada's subsidiaries and amounts payable to TransCanada's subsidiaries at December 31, 2014 and 2013 are summarized in the following tables:

Year ended December 31 (millions of dollars)	2014	2013	2012

Capital and operating costs charged by TransCanada's subsidiaries to:
GTN(a)(b)	30	28	29
Northern Border(a)	35	30	31
Bison(a)(b)(c)	6	5	6
Great Lakes(a)	30	31	33
North Baja	5	4	4
Tuscarora	4	4	4
Impact on the Partnership's net income attributable to controlling interests:
GTN(b)	19	19	19
Northern Border	16	14	14
Bison(b)(c)	4	4	4
Great Lakes	13	14	15
North Baja	4	4	4
Tuscarora	4	4	4

F-19        TC PIPELINES, LP

December 31 (millions of dollars)	2014	2013

Amount payable to TransCanada's subsidiaries for costs charged in the year by:
GTN(a)	10	3
Northern Border(a)	10	3
Bison(a)	2	–
Great Lakes(a)	9	3
North Baja	1	1
Tuscarora	1	–
(a)
Represents 100 percent of the costs.

(b)
Recast as discussed in Note 2 and Note 6.

(c)
In 2014, the Partnership acquired remaining 30 percent interest in Bison. See discussion in Note 6.

Great Lakes' earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. Great Lakes earned $71 million of transportation revenues under these contracts in 2014 (2013 – $68 million; 2012 – $77 million). This amount represents 49 percent of total revenues earned by Great Lakes in 2014 (2013 – 55 percent; 2012 – 42 percent). Great Lakes also earned $2 million in affiliated rental revenue in 2014 (2013 and 2012 – $1 million).

Revenue from TransCanada and its affiliates of $34 million is included in the Partnership's equity earnings from Great Lakes in 2014 (2013 – $32 million; 2012 – $36 million). At December 31, 2014, $15 million was included in Great Lakes' receivables in regards to the transportation contracts with TransCanada and its affiliates (2013 – $11 million).

Effective November 1, 2014, Great Lakes executed contracts with its affiliate, ANR Pipeline Company (ANR) to provide seasonal firm service between Michigan and Wisconsin. These contracts were at the maximum FERC authorized rate and were intended to replace historical contracts. On December 3, 2014, the FERC accepted and suspended Great Lakes' tariff records to become effective May 3, 2015, subject to refund. On January 2, 2015, Great Lakes submitted a request for rehearing and clarification with FERC. On February 2, 2015 FERC issued an Order granting rehearing to allow for additional time for FERC to consider the request. Until Great Lakes obtains clarification from FERC or a settlement is reached and approved, it is providing service to ANR under multiple service agreements and rates. Great Lakes has deferred $9.4 million of revenue under such agreements that may not be collected.

At December 31, 2013, the Partnership accrued $25 million of additional consideration in accordance with the 2013 Acquisition with respect to Carty Lateral. This amount was payable to a subsidiary of TransCanada and was included in accounts payable to affiliates as of December 31, 2013 (refer to Note 6). This amount was paid in full in April 2014.

Bison's former parent made an equity contribution to Bison of $18 million in the second quarter of 2013. This amount represents the former parent's 75 percent share of a $24 million cash call from Bison to repay inter-affiliate debt primarily related to pipeline construction costs, including reclamation and restoration work.

Effective October 1, 2013, GTN and Bison participated in the Partnership's cash management program. Prior to this, GTN and Bison were part of TransCanada's cash management program. This program matches short-term cash surpluses and borrowing requirements of participating subsidiaries, thus minimizing total borrowing from outside sources. Funds advanced under the program are considered to be a loan, accruing interest and repayable on demand. GTN and Bison will receive interest on funds advanced to the Partnership at the rate of interest earned by the Partnership on its short-term cash investments and will pay interest on funds advanced from the Partnership based on the Partnership's short-term borrowing costs. At December 31, 2014 and 2013, GTN and Bison did not have any demand loan receivable from an affiliate or a demand loan payable to an affiliate.

F-20        2014 ANNUAL REPORT

NOTE 17    QUARTERLY FINANCIAL DATA (unaudited)

The following sets forth selected unaudited financial data for the four quarters in 2014 and 2013:

Quarter ended (millions of dollars except per common unit amounts)	Mar 31	Jun 30	Sept 30	Dec 31

2014
Transmission revenues	87	82	80	87
Equity earnings	33	18	15	22
Net income	67	45	39	53
Net income attributable to controlling interests	57	37	31	47
Net income per common unit	$0.90	$0.58	$0.48	$0.71
Cash distribution paid	52	52	54	54

2013
Transmission revenues(a)	86	82	85	88
Equity earnings(a)	18	15	15	19
Net income(a)	53	42	46	50
Net income attributable to controlling interests(a)	43	34	37	41
Net income per common unit	$0.52	$0.40	$0.58	$0.63
Cash distributions paid	43	43	52	52
(a)
Recast as discussed in Note 2 and Note 6.

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

(b)    Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, accounts payable to affiliates, and accrued interest approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership's long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The fair value of interest rate derivatives is calculated using the income approach which uses period-end market rates and applies a discounted cash flow valuation model.

F-21        TC PIPELINES, LP

The estimated fair value of the Partnership's long-term debt as at December 31, 2014 and 2013 are as follows:

	2014		2013
December 31 (millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Credit Facility due 2017	330	330	380	380
Term Loan Facility due 2018	500	500	500	500
Short-Term Loan Facility due 2015	170	170	–	–
4.65% Senior Notes due 2021	350	375	349	353
5.09% Unsecured Senior Notes due 2015	75	76	75	79
5.29% Unsecured Senior Notes due 2020	100	111	100	106
5.69% Unsecured Senior Notes due 2035	150	168	150	154
3.82% Series D Senior Notes due 2017	20	21	24	25

	1,695	1,751	1,578	1,597

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the Term Loan Facility. The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At December 31, 2014, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $1 million (both on a gross and net basis) (December 31, 2013 – less than $1 million; 2012 – nil). In 2014, the Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges. The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of $1 million for the year ended December 31, 2014 (2013 – less than $1 million; 2012 – nil). In 2014, the net realized loss related to the interest rate swaps was $2 million and was included in financial charges and other (2013 – $1 million; 2012 – nil).

The Partnership has no master netting agreements, however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of December 31, 2014 and 2013.

Counterparty credit risk represents the financial loss that the Partnership would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of the financial instruments with the Partnership. Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At December 31, 2014, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At December 31, 2014, the Partnership's maximum counterparty credit exposure consisted of accounts receivable of $35 million (2013 – $37 million).

NOTE 19    ACCOUNTS RECEIVABLE AND OTHER

December 31 (millions of dollars)	2014	2013

Trade accounts receivable, net of allowance of nil	30	33
Accounts receivable from affiliates	1	–
Other	4	4

	35	37

F-22        2014 ANNUAL REPORT

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

NOTE 22    SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through February 27, 2015, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On January 22, 2015, the board of directors of our General Partner declared the Partnership's fourth quarter 2014 cash distribution in the amount of $0.84 per common unit. The fourth quarter cash distribution, which was paid on February 13, 2015 to unitholders of record as of February 3, 2015, totaled $55 million and was paid in the following manner: $54 million to common unitholders (including $5 million to the General Partner as holder of 5,797,106 common units and $9 million to another subsidiary of TransCanada as holder of 11,287,725 common units) and $1 million to the General Partner in respect of its effective two percent general partner interest, which included IDRs of nil million.

GTN declared its fourth quarter 2014 distribution of $31 million on January 8, 2015, of which the Partnership received its 70 percent share or $21 million. The distribution was paid on February 2, 2015.

Northern Border declared its fourth quarter 2014 distribution of $43 million on January 12, 2015, of which the Partnership received its 50 percent share or $21 million. The distribution was paid on February 2, 2015.

Great Lakes declared its fourth quarter 2014 distribution of $17 million on January 8, 2015, of which the Partnership received its 46.45 percent share or $8 million. The distribution was paid on February 2, 2015.

On February 24, 2015, the Partnership entered into an agreement to acquire the remaining 30 percent interest in GTN from TransCanada for $446 million comprised of $253 million in cash, the assumption of $98 million in proportional GTN debt and the issuance of $95 million of new Class B units to TransCanada. The Partnership plans to fund the cash portion of the transaction through a combination of debt and common equity. The Class B units will be entitled to distribution based on 30 percent of GTN's annual distributions as follows: i) for the first five years, 100 percent of distributions above $20 million; and ii) for subsequent years, 25 percent of distributions above $20 million. The transaction is expected to close on April 1, 2015.

The transaction was approved by the Board of Directors of the General Partner, based on approval and recommendation from the Board's conflicts committee which is comprised entirely of independent directors.

F-23        TC PIPELINES, LP

NORTHERN BORDER PIPELINE COMPANY
INDEPENDENT AUDITORS' REPORT

The Management Committee
Northern Border Pipeline Company:

Report on the Financial Statements

We have audited the accompanying financial statements of Northern Border Pipeline Company (the Company), which comprise the balance sheets as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Houston, Texas
February 23, 2015

F-24        2014 ANNUAL REPORT

NORTHERN BORDER PIPELINE COMPANY
BALANCE SHEETS

December 31, (In thousands)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$ 41,386	26,660
Accounts receivable	23,732	24,872
Related party receivables	1,597	1,739
Materials and supplies, at cost	5,539	5,469
Prepaid expenses and other	2,350	2,198

Total current assets	74,604	60,938

Property, plant and equipment:
In service natural gas transmission plant	2,582,570	2,565,331
Construction work in progress	505	1,091

Total property, plant and equipment	2,583,075	2,566,422
Less: Accumulated provision for depreciation and amortization	1,419,998	1,369,102

Property, plant and equipment, net	1,163,077	1,197,320

Other assets:
Regulatory assets	32,225	30,337
Unamortized debt expense	1,894	2,338
Other	9	–

Total other assets	34,128	32,675

Total assets	$1,271,809	1,290,933

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable	$ 12,140	6,305
Related party payables	9,633	3,037
Accrued taxes other than income	33,907	31,168
Accrued interest	6,874	6,948
Other	1,081	3,481

Total current liabilities	63,635	50,939

Long-term debt	411,195	411,161

Deferred credits and other liabilities:
Regulatory liabilities	19,652	17,110
Other	2,821	2,116

Total deferred credits and other liabilities	22,473	19,226

Commitments and contingencies
Partners' equity:
Partners' capital	776,569	811,898
Accumulated other comprehensive loss	(2,063)	(2,291)

Total partners' equity	774,506	809,607

Total liabilities and partners' equity	$1,271,809	1,290,933

The accompanying notes are an integral part of these financial statements.

F-25        TC PIPELINES, LP

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF INCOME

Years ended December 31, (In thousands)	2014	2013	2012

Operating revenue	$293,318	285,849	310,869

Operating expenses:
Operations and maintenance	48,720	51,710	55,658
Depreciation and amortization	58,752	58,231	63,090
Taxes other than income	23,383	23,052	23,069

Operating expenses	130,855	132,993	141,817

Operating income	162,463	152,856	169,052

Interest expense:
Interest expense	26,565	27,286	27,547
Interest expense capitalized	(53)	(90)	(84)

Interest expense, net	26,512	27,196	27,463

Other income (expense):
Allowance for equity funds used during construction	176	289	313
Other income	3,605	4,176	3,570
Other expense	(95)	(32)	(62)

Other income, net	3,686	4,433	3,821

Net income to partners	$139,637	130,093	145,410

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (In thousands)	2014	2013	2012

Net income to partners	$139,637	130,093	145,410
Other comprehensive income:
Changes associated with hedging transactions	228	212	197

Total comprehensive income	$139,865	130,305	145,607

The accompanying notes are an integral part of these financial statements.

F-26        2014 ANNUAL REPORT

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF CASH FLOWS

Years ended December 31, (In thousands)	2014	2013	2012

CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners	$139,637	$130,093	$145,410
Adjustments to reconcile net income to partners to net cash provided by operating activities:
Depreciation and amortization	58,752	58,263	63,122
Allowance for equity funds used during construction	(176)	(289)	(313)
Changes in components of working capital	6,135	(470)	922
Other	583	729	2,052

Total adjustments	65,294	58,233	65,783

Net cash provided by operating activities	204,931	188,326	211,193

CASH FLOW USED IN INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment, net	(21,012)	(20,683)	(24,192)
Other	5,773	(542)	–

Net cash used in investing activities	(15,239)	(21,225)	(24,192)

CASH FLOW USED IN FINANCING ACTIVITIES
Equity contributions from partners	–	61,500	–
Distributions to partners	(174,966)	(168,832)	(191,385)
Proceeds from issuance of debt	23,000	45,000	25,000
Repayment of debt	(23,000)	(106,500)	(25,000)
Debt issuance costs	–	–	(40)

Net cash used in financing activities	(174,966)	(168,832)	(191,425)

Net change in cash and cash equivalents	14,726	(1,731)	(4,424)
Cash and cash equivalents at beginning of year	26,660	28,391	32,815

Cash and cash equivalents at end of year	$41,386	$26,660	$28,391

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amount capitalized	$25,881	$26,510	$27,022
Accruals for property, plant and equipment	–	–	2,529

Changes in components of working capital:
Accounts receivable	$1,140	$1,651	$1,165
Related party receivables	141	(1,246)	146
Materials and supplies	(70)	(181)	(150)
Prepaid expenses and other	(152)	179	(196)
Accounts payable	(103)	(788)	(684)
Related party payables	6,596	(551)	193
Accrued taxes other than income	(173)	(960)	(597)
Accrued interest	(75)	17	(192)
Other current liabilities	(1,169)	1,409	1,237

Total	$6,135	$(470)	$922

The accompanying notes are an integral part of these financial statements.

F-27        TC PIPELINES, LP

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF CHANGES IN PARTNERS' EQUITY

(In thousands)	TC PipeLines Intermediate Limited Partnership	ONEOK Partners Intermediate Limited Partnership	Accumulated Other Comprehensive Income (Loss)	Total Partners' Equity

Partners' equity at December 31, 2011	$417,556	$417,556	$(2,700)	$832,412
Net income to partners	72,705	72,705	–	145,410
Changes associated with hedging transactions	–	–	197	197
Distributions paid	(95,692)	(95,693)	–	(191,385)

Partners' equity at December 31, 2012	$394,569	$394,568	$(2,503)	$786,634
Net income to partners	65,046	65,047	–	130,093
Changes associated with hedging transactions	–	–	212	212
Equity contributions received	30,750	30,750	–	61,500
Distributions paid	(84,416)	(84,416)	–	(168,832)

Partners' equity at December 31, 2013	$405,949	$405,949	$(2,291)	$809,607
Net income to partners	69,818	69,819	–	139,637
Changes associated with hedging transactions	–	–	228	228
Distributions paid	(87,483)	(87,483)	–	(174,966)

Partners' equity at December 31, 2014	$388,284	$388,285	$(2,063)	$774,506

The accompanying notes are an integral part of these financial statements.

F-28        2014 ANNUAL REPORT

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

The ownership and voting percentages of our partners at December 31, 2014 and 2013 are as follows:

Partner	Ownership

ONEOK Partners Intermediate Limited Partnership (ONEOK Partners)	50%
TC PipeLines Intermediate Limited Partnership (TC PipeLines)	50%

We are managed by a Management Committee that consists of four members. Each partner designates two members, and TC PipeLines designates one of its members as chairman

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table presents a summary of regulatory assets, net of amortization, at December 31, 2014 and 2013:

	December 31,
			Remaining recovery/ settlement period
	2014	2013

	(In thousands)		(Years)
Fort Peck lease option	$13,102	$13,420	36
Pipeline extension project	3,229	3,691	7
Volumetric fuel tracker	1,582	1,992	Note 1
South Dakota use tax assessment	14,312	11,234	Note 2

Total regulatory assets	$32,225	$30,337

Note 1) Volumetric fuel tracker assets or liabilities are settled with in-kind exchanges with customers continually

Note 2) The South Dakota use tax assessment recovery period will be determined at the conclusion of legal proceedings on the matter

At December 31, 2014 and 2013, respectively, we have reflected a regulatory liability of $19.6 million and $17.1 million on the balance sheets, related to negative salvage accrued for estimated net costs of removal of transmission plant. The settlement period for negative salvage value is related to the estimated life of the assets. See the Property, Plant and Equipment and Related Depreciation and Amortization policy in this note for further discussion of negative salvage.

F-29        TC PIPELINES, LP

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

(c)    Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated losses on accounts receivable and for natural gas imbalances due from shippers and operators if it is determined we will not collect all or part of the outstanding receivable balance. We regularly review our allowance for doubtful accounts and establish or adjust the allowance as necessary using the specific-identification method. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is no longer considered probable. Accounts written off for 2014 and 2013 were not material to our financial statements.

(d)    Revenue Recognition

Our revenues are primarily generated from transportation services. Revenues for all services are based on the quantity of gas delivered or subscribed at a price specified in the contract. For our transportation services, reservation revenues are recognized on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported. We do not take ownership of the gas that is transported. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas and other commodities are made at the agreed-upon delivery point. We are subject to FERC regulations, and as a result, revenues we collect may be subject to refund in a rate proceeding. We establish provisions for these potential refunds. As of December 31, 2014 and 2013, there are no provisions reflected in these financial statements.

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

We use the composite (group) method to depreciate property, plant, and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. The depreciation rate is applied to the total cost of the group until its net book value equals its salvage value. All asset groups are depreciated using depreciation rates approved in our last rate proceeding. As a result of the Stipulation and Agreement of Settlement (Northern Border Settlement, see Note 3), the composite depreciation rate was reduced to 2.19 percent from 2.40 percent. For the years ended December 31, 2014 and 2013, our depreciation rates range from 2.02 percent to 20 percent. For the year ended December 31, 2012, our depreciation rates range from 2.25 percent to 20 percent per year. Using these rates, the remaining depreciable life of these assets ranges from 1 to 40 years.

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

F-30        2014 ANNUAL REPORT

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

We have determined we have legal obligations associated with our natural gas pipelines and related transmission facilities. The obligations relate primarily to purging and sealing the pipelines if they are abandoned. We are also required to operate and maintain our natural gas pipeline system, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe our natural gas pipeline system assets have indeterminate lives and, accordingly, have recorded no asset retirement liabilities as of December 31, 2014 and 2013. We continue to evaluate our asset retirement obligations and future developments that could impact amounts we record.

(k)    Natural Gas Imbalances

Natural gas imbalances occur when the actual amount of natural gas delivered or received by a pipeline system differs from the amount of natural gas scheduled to be delivered or received. We value these imbalances due to or from shippers and interconnecting parties at current index prices. Imbalances are made up in-kind, subject to the terms of our tariff.

Imbalances due from others are reported on the balance sheets as accounts receivable and related party receivables. Imbalances owed to others are reported on the balance sheets as accounts payable and related party payables. In addition, we classify all imbalances as current as we expect to settle them within a year.

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

F-31        TC PIPELINES, LP

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

The compressor usage surcharge rate is designed to recover the actual costs of electricity at our electric compressors and any compressor fuel use taxes imposed on our pipeline system. Any difference between the compressor usage surcharge collected and the actual costs for electricity and compressor fuel use taxes is recorded as either an increase to expense for an over recovery of actual costs or as a decrease to expense for an under recovery of actual costs, and is included in operations and maintenance expense on the income statement and as either an other current liability or a current asset classified as prepaid expense and other, respectively, on the balance sheets. The compressor usage surcharge rate is adjusted annually. The current liability or current asset will reflect the net over or under recovery of actual compressor usage related costs at the date of the balance sheet. As of December 31, 2014 and 2013, we had recorded $1.1 million and $2.3 million, respectively, as other current liabilities on the accompanying balance sheet for the net over recovery of compressor usage related costs.

4.    MAJOR CUSTOMERS

For the year ended December 31, 2014, shippers providing significant operating revenues were BP Canada and Tenaska Marketing Ventures with revenues of $24.9 million and $23.4 million, respectively.

For the year ended December 31, 2013, shippers providing significant operating revenues were Tenaska Marketing Ventures and BP Canada with revenues of $28.8 million and $23.9 million, respectively. For the year ended December 31, 2012, shippers providing significant operating revenues were Tenaska Marketing Ventures and BP Canada with revenues of $34.2 million and $27.1 million, respectively.

F-32        2014 ANNUAL REPORT

5.    CREDIT FACILITIES AND LONG-TERM DEBT

Detailed information on long-term debt is as follows:

December 31, (In thousands)	2014	2013

2011 Credit Agreement – average interest rate of 1.385% at December 31, 2014 due 2016	$61,500	$61,500
2009 Senior Notes – 6.24%, due 2016	100,000	100,000
2001 Senior Notes – 7.50%, due 2021	250,000	250,000
Unamortized debt discount	(305)	(339)

Long-term debt	411,195	411,161

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

At December 31, 2014, based on the principal commitment amount of $200 million, available capacity under the 2011 Credit Agreement was $138.5 million. We may, at our option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under our 2011 Credit Agreement by an aggregate amount not to exceed $300 million, provided that lenders are willing to commit additional amounts. At our option, the interest rate on the outstanding borrowings may be the lenders' base rate or the London Interbank Offered Rate plus an applicable margin that is based on our long-term unsecured credit ratings. The 2011 Credit Agreement permits us to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. We are required to pay a commitment fee based our credit rating and on the unused principal amount of the commitment of $200 million. The term of the agreement is five years, with options for two one-year extensions.

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

Under the 2009 Senior Notes, we may not at any time permit debt secured by liens to exceed 20 percent of partners' capital and may not permit total debt, at any time, to exceed 70 percent of total capitalization. At December 31, 2014, we were in compliance with all of our financial covenants.

Aggregate required repayment of long-term debt for the next five years is $161.5 million, all of which is due in 2016. Aggregate required repayments of long-term debt thereafter total $250 million. There are no required repayment obligations for 2015, 2017, 2018 or 2019.

6.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Prior to December 31, 2001, we terminated a series of interest rate derivatives in exchange for cash. These derivatives had previously been accounted for as hedges with the $4.1 million in accumulated other comprehensive loss (AOCL) recorded as of the termination date. The previously recorded AOCL is currently being amortized under the effective interest method over the remaining term of the related hedged instrument, our 2001 Senior Notes due 2021.

During the three-year period ended December 31, 2014, we reclassified the below amounts from AOCL into earnings for these terminated derivatives.

		Years Ended December 31,
Net Loss Reclassified from AOCL into Income (Effective Portion) (In thousands)	Statements of Income Caption	2014	2013	2012

Cash flow hedges	Interest expense	$(228)	$(212)	$(197)

F-33        TC PIPELINES, LP

At December 31, 2014 and 2013 Accumulated AOCL was $2.1 million and $2.3 million, which will be amortized into earnings through 2021 as noted above. We expect to reclassify approximately $0.2 million from AOCL as an increase to interest expense in 2015. We had no other derivative instruments during the year period ended December 31, 2014.

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

(b)    Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of our financial instruments at December 31, 2014 and 2013. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

	2014		2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial asset:
Cash and cash equivalents	$41,386	$41,386	$26,660	$26,660
Financial liability:
Long-term debt	$411,195	$475,617	$411,161	$462,236

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

(c)    Other Recurring Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of other items measured and recorded at fair value on a recurring basis as of December 31, 2014 and 2013:

	2014		2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Related party natural gas imbalance asset	$60	$60	$938	$938
Natural gas imbalance liability	$1,993	$1,993	$1,761	$1,761

F-34        2014 ANNUAL REPORT

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

8.    COMMITMENTS AND CONTINGENCIES

(a)    Legal Proceedings

State of South Dakota Use Tax Appeal – On February 28, 2011, the State of South Dakota assessed a use tax in the amount of approximately $6 million on Northern Border for shipper supplied natural gas used to fuel compressors on Northern Border's pipeline system from July 1, 2007 to December 31, 2010. In November 2011, Northern Border filed a Request for Hearing with the South Dakota Department of Revenue to protest the assessment. A hearing was held on the matter in May 2012 and in the third quarter of 2013, the South Dakota Department of Revenue determined that the gas used by Northern Border to fuel compressors is taxable. In October 2013, Northern Border filed an appeal of this decision in the South Dakota Circuit Court, Sixth Judicial Circuit (Circuit Court). In May 2014, the Circuit Court issued a Memorandum Decision reversing the Final Decision of the South Dakota Department of Revenue. The Circuit Court found that the compression of natural gas and the natural gas burned in that process is a function of natural gas transportation and therefore exempt from use tax. The South Dakota Department of Revenue filed an appeal to the Circuit Court decision on July 23, 2014. Briefs were submitted to the South Dakota Supreme Court and oral argument is scheduled for March 24, 2015. As of December 31, 2014, we have recorded a liability of $14.3 million, including interest.

(b)    Operating Leases

We make lease payments under non-cancelable operating leases on office space and rights-of-way. Expenses incurred related to these lease obligations for the years ended December 31, 2014, 2013, and 2012 were $3.0 million, $2.9 million, and $4.0 million, respectively. Our future minimum lease payments are as follows:

Year ending December 31, (In thousands)

2015	1,916
2016	2,196
2017	2,189
2018	2,189
2019	2,189
Thereafter	46,648

$57,327

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

F-35        TC PIPELINES, LP

For the years ended December 31, 2014, 2013, and 2012, we paid distributions to our general partners of $175.0 million, $168.8 million, and $191.4 million, respectively. In 2013, we received contributions from our general partners of $61.5 million, which were used to repay outstanding indebtedness.

10.    RELATED PARTY TRANSACTIONS

The day-to-day management of our affairs is the responsibility of TransCanada Northern Border, Inc., (TransCanada Northern Border) pursuant to an operating agreement between TransCanada Northern Border and us effective April 1, 2007. TransCanada Northern Border utilizes the services of TransCanada Corporation (TransCanada) and its affiliates for management services related to us. We are charged for the salaries, benefits and expenses of TransCanada and its affiliates attributable to our operations. For the years ended December 31, 2014, 2013, and 2012, our charges from TransCanada and its affiliates totaled approximately $35.1 million, $29.6 million, and $30.5 million, respectively.

For the years ended December 31, 2014, 2013, and 2012, we had contracted firm capacity held by one shipper affiliated with one of our general partners. Revenue from ONEOK Energy Services Company, LP (ONEOK Energy) and ONEOK Rockies Midstream, L.L.C. (ONEOK Rockies), subsidiaries of ONEOK, for 2014, 2013, and 2012 was $11.1 million, $8.1 million, and $5.6 million, respectively. At December 31, 2014 and 2013, we had outstanding receivables from ONEOK Energy and ONEOK Rockies of $1.5 million and $0.8 million, respectively.

11.    SUBSEQUENT EVENTS

We make distributions to our general partners approximately one month following the end of the quarter. A cash distribution of approximately $42.9 million was declared on January 12, 2015 and paid on February 2, 2015 for the fourth quarter of 2014.

We have evaluated subsequent events through February 23, 2015, which represents the date the financial statements were issued and concluded there were no events or transactions during this period that would require recognition or disclosure in the financial statements other than those already reflected.

F-36        2014 ANNUAL REPORT

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
Independent Auditors' Report

The Partners and the Management Committee
Great Lakes Gas Transmission Limited Partnership:

Report on the Financial Statements

We have audited the accompanying financial statements of Great Lakes Gas Transmission Limited Partnership (the Partnership), which comprise the balance sheets as of December 31, 2014 and 2013, and the related statements of income and partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2014, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Gas Transmission Limited Partnership as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
February 23, 2015

F-37        TC PIPELINES, LP

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
BALANCE SHEETS

December 31, (In thousands)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$ 37	$ 48
Demand loan receivable from affiliate	30,402	21,929
Accounts receivable:
Trade	9,652	5,964
Affiliates	14,638	10,778
Materials and supplies	10,635	10,703
Other	1,016	2,083

Total current assets	66,380	51,505

Property, plant, and equipment:
Property, plant, and equipment	2,074,859	2,069,560
Construction work in progress	794	2,171

	2,075,653	2,071,731
Less accumulated depreciation and amortization	(1,328,100)	(1,300,815)

Total property, plant, and equipment, net	747,553	770,916

Other noncurrent assets	416	461

Total assets	$ 814,349	$ 822,882

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable:
Trade	$ 3,777	$ 4,377
Affiliates	9,714	3,176
Current maturities of long-term debt	19,000	19,000
Deferred Revenue	9,432	–
Taxes payable (other than income)	7,254	11,137
Accrued interest	7,112	7,425
Other	369	1,912

Total current liabilities	56,658	47,027
Long-term debt, net of current maturities	297,000	316,000
Other noncurrent liabilities	245	254
Partners' capital	460,446	459,601

Total liabilities and partners' capital	$ 814,349	$ 822,882

See accompanying notes to financial statements.

F-38        2014 ANNUAL REPORT

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
STATEMENTS OF INCOME AND PARTNERS' CAPITAL

Years ended December 31, (In thousands)	2014	2013	2012

Operating revenues	$145,667	$124,480	$182,423
Operating expenses:
Operation and maintenance	42,399	44,493	47,671
Depreciation and amortization	27,736	30,980	30,981
Taxes, other than income	10,774	15,924	18,798

Total operating expenses	80,909	91,397	97,450

Operating income	64,758	33,083	84,973
Other income, net	881	141	479
Interest and debt expense	(25,424)	(26,930)	(28,412)
Affiliated interest income	30	21	29

Income before partnership income taxes	40,245	6,315	57,069
Partnership income tax benefit	–	–	186

Net income	$ 40,245	$ 6,315	$ 57,255

Partners' capital:
Balance at beginning of year	$459,601	$470,486	$488,731
Net income	40,245	6,315	57,255
Distributions to partners	(58,400)	(36,200)	(94,500)
Contributions from partners	19,000	19,000	19,000

Balance at end of year	$460,446	$459,601	$470,486

See accompanying notes to financial statements.

F-39        TC PIPELINES, LP

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

Years ended December 31, (In thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 40,245	$ 6,315	$ 57,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,736	30,980	30,981
Allowance for funds used during construction, equity	(46)	(66)	(67)
Gain on sale of assets, net	–	–	(380)
Asset and liability changes:
Accounts receivable	(7,548)	(188)	(880)
Other current assets	1,135	108	(161)
Noncurrent assets	45	46	46
Accounts payable	5,011	383	(3,612)
Partnership income taxes payable	–	–	(3,238)
Other current liabilities	4,435	(3,666)	7,517
Noncurrent liabilities	(9)	(42)	(140)

Net cash provided by operating activities	71,004	33,870	87,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(3,400)	(2,940)	(3,176)
Net change in demand loan receivable from affiliate	(8,473)	4,545	10,339
Other	(742)	742	–

Net cash provided by (used in) investing activities	(12,615)	2,347	7,163

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for retirement of long-term debt	(19,000)	(19,000)	(19,000)
Distributions to partners	(58,400)	(36,200)	(94,500)
Contributions from partners	19,000	19,000	19,000

Net cash used in financing activities	(58,400)	(36,200)	(94,500)

Net change in cash and cash equivalents	(11)	17	(16)
Cash and cash equivalents at beginning of year	48	31	47

Cash and cash equivalents at end of year	$ 37	$ 48	$ 31

Supplemental cash flow information:
Interest paid, net of capitalized interest	$ 25,691	$ 27,196	$ 28,704
Partnership income taxes paid	–	–	2,153

See accompanying notes to financial statements.

F-40        2014 ANNUAL REPORT

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

1.    Description of Business

Great Lakes Gas Transmission Limited Partnership (the Partnership) is a Delaware limited partnership that owns and operates an interstate natural gas pipeline system. The Partnership transports natural gas for delivery to wholesale customers in the midwestern and northeastern United States (U.S.) and eastern Canada. The partners and partnership ownership percentages at December 31, 2014 and 2013 were as follows:

Ownership percentage

General Partners:
TransCanada GL, Inc.	46.45
TC GL Intermediate Limited Partnership	46.45
Limited Partner:
Great Lakes Gas Transmission Company	7.10

Great Lakes Gas Transmission Company (the Company) and TransCanada GL, Inc. are wholly owned indirect subsidiaries of TransCanada Corporation (TransCanada). TC GL Intermediate Limited Partnership is a direct subsidiary of TC PipeLines, LP of which TransCanada indirectly owned a 28.9% interest prior to August 2014. As a result of a common unit offering in August 2014, TransCanada's indirect ownership interest in TC PipeLines, LP is now 28.3%.

2.    Summary of Significant Accounting Policies

(a)    Use of Estimates

The preparation of the financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b)    Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(c)    Accounting for Regulated Operations

The Partnership's natural gas pipeline is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act of 1978. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980, Regulated Operations, provides that rate regulated enterprises account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates are designed to recover the costs of providing the regulated service, and if the competitive environment makes it probable that such rates can be charged and collected. As of December 31, 2014 and 2013, there are no significant regulatory assets or liabilities reflected in these financial statements.

(d)    Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, except for those receivables subject to late charges. The Partnership maintains an allowance for doubtful accounts for estimated losses on accounts receivable, if it is determined the Partnership will not collect all or part of the outstanding receivable balance. The Partnership regularly reviews its allowance for doubtful accounts and establishes or adjusts the allowance as necessary using the specific-identification method. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is no longer considered probable. Accounts charged to the allowance in 2014 and 2013 were not material to the Partnership's financial statements.

F-41        TC PIPELINES, LP

(e)    Natural Gas Imbalances

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

(f)    Material and Supplies

The Partnership's inventory consists of materials and supplies. The materials and supplies are valued at cost with cost determined using the average cost method.

(g)    Property, Plant, and Equipment

Property, plant, and equipment are recorded at their original cost of construction. For assets, the Partnership constructs, direct costs are capitalized, such as labor and materials, and indirect costs, such as overhead and interest. The Partnership capitalizes major units of property replacements or improvements and expenses minor items.

The Partnership uses the composite (group) method to depreciate property, plant, and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. The depreciation rate is applied to the total cost of the group until its net book value equals its salvage value. All asset groups are depreciated using the FERC depreciation rates. Effective November 1, 2013 under a rate settlement approved by the FERC on November 14, 2013, the substantial portion of the Partnership's principal operating assets are being depreciated at an annual rate of 1.28%. The remaining assets are depreciated at annual rates ranging from 2.33% to 20.00%. Using these rates, the remaining depreciable life of these assets ranges from 2 to 45 years.

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

(h)    Long-Lived Assets

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

(i)    Revenue Recognition

The Partnership's revenues are primarily generated from transportation services. Revenues for all services are based on the quantity of gas delivered or subscribed at a price specified in the contract. For the Partnership's transportation services, reservation revenues are recognized on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported. For interruptible or volumetric-based services, the Partnership records revenues when physical deliveries of natural gas are made at the agreed-upon delivery point. The Partnership does not take ownership of the gas that it transports. The Partnership is subject to FERC regulations, and as a result, revenues the Partnership collects may be subject to refund in a rate proceeding. The Partnership establishes allowances for these potential refunds. As of December 31, 2014 and 2013, there are no allowances reflected in these financial statements.

F-42        2014 ANNUAL REPORT

(j)    Commitments and Contingencies

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

The Partnership has determined it has legal obligations associated with its natural gas pipelines and related transmission facilities. The obligations relate primarily to purging and sealing the pipelines if they are abandoned. The Partnership is also required to operate and maintain its natural gas pipeline system, and intends to do so as long as supply and demand for natural gas exists, which the Partnership expects for the foreseeable future. Therefore, the Partnership believes its natural gas pipeline system assets have indeterminate lives and, accordingly, has recorded no asset retirement obligation as of December 31, 2014 and 2013. The Partnership continues to evaluate its asset retirement obligations and future developments that could impact amounts it records.

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

(k)    Income Taxes

Income taxes are the responsibility of the partners and are not reflected in these financial statements. During the years 2008 through 2011, the State of Michigan imposed a Michigan Business Tax (MBT) on partnerships and enacted legislation eliminating this MBT on partnerships and applied a more conventional income tax system taxing partners of partnerships. Prior to 2012 the Partnership filed the MBT return on a combined basis with certain TransCanada affiliates. A tax payment agreement between the Partnership and TransCanada affiliates provided that the Partnership's MBT liability was determined as if a separate return was filed. Under the agreement, the Partnership remitted its current MBT liability to an affiliate. In 2012 the Partnership recorded an adjustment for ($186) related to the 2011 return.

3.    Commitments and Contingencies

(a)    Legal Proceedings

The Partnership and its affiliates are named as defendants in legal proceedings that arise in the ordinary course of the Partnership's business. For each of the Partnership's legal matters, the Partnership evaluates the merits of the case, the Partnership's exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. If the Partnership determines that an unfavorable outcome is probable and can be estimated, the Partnership establishes the necessary accruals. As further information becomes available, or other relevant developments occur, the Partnership may accrue amounts accordingly. Based upon the Partnership's evaluation and experience to date, the Partnership had no accruals for its outstanding legal matters at December 31, 2014.

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

Effective November 1, 2014, the Partnership executed contracts with its affiliate, ANR Pipeline Company (ANR), to provide seasonal firm service between Michigan and Wisconsin. These contracts were at the maximum FERC authorized rate and were intended to replace historical contracts. On December 3, 2014, the FERC accepted and suspended the Partnership's tariff records related to these contracts to become effective May 3, 2015, subject to refund. On January 2, 2015, the Partnership submitted a request for rehearing and clarification with FERC. On February 2, 2015 FERC issued an Order granting rehearing to allow for additional time for FERC to consider the request. Until the Partnership obtains clarification from FERC or a settlement is reached and approved, it is providing service to ANR under multiple service agreements and rates. The Partnership has deferred $9.4 million of revenue under such agreements that may not be collected.

F-43        TC PIPELINES, LP

(c)    Other Commercial Commitments

The Partnership holds cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of the Partnership's pipeline system. Currently, the Partnership's obligations under these easements are not material to its results of operations. Certain arrangements with the Native American groups expire in 2018 and the Partnership has begun to engage in the renewal process of these agreements.

4.    Long-Term Debt

The Partnership's long-term debt outstanding consisted of the following at December 31:

(In thousands)	2014	2013

6.73% series Senior Notes due 2015 to 2018	$36,000	45,000
9.09% series Senior Notes due 2015 to 2021	70,000	80,000
6.95% series Senior Notes due 2019 to 2028	110,000	110,000
8.08% series Senior Notes due 2021 to 2030	100,000	100,000

	316,000	335,000
Less current maturities	19,000	19,000

Total long-term debt less current maturities	$297,000	316,000

The aggregate annual required repayment of long-term debt is $19.0 million for each year from 2015 through 2018 and $21.0 million for 2019. Aggregate required repayments of long-term debt thereafter total $219.0 million.

The Partnership is required to comply with certain financial, operational, and legal covenants. Under the most restrictive covenants in the Senior Note Agreements, approximately $170.0 million of partners' capital was restricted as to distributions as of December 31, 2014. As of December 31, 2014, management of the Partnership believes the Partnership was in compliance with all of its financial covenants.

5.    Fair Value Measurements

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

(b)    Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at December 31, 2014 and 2013. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	2014		2013
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$37	37	48	48
Demand loan receivable	30,402	30,402	21,929	21,929
Financial liabilities:
Long-term debt	$316,000	408,941	335,000	410,114

F-44        2014 ANNUAL REPORT

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a recurring basis:

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these investments.

Demand loan receivable – The carrying amount of the demand loan receivable approximates fair value due to the short maturity of these investments.

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

(c)    Other Recurring Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of other items measured and recorded at fair value on a recurring basis as of December 31, 2014 and 2013:

	2014		2013
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Affiliate natural gas imbalance asset	$435	435	3,302	3,302
Natural gas imbalance asset	3,699	3,699	829	829
Affiliate natural gas imbalance liability	853	853	281	281
Natural gas imbalance liability	2,471	2,471	3,142	3,142

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

6.    Transactions with Affiliated Companies

(a)    Cash Management Program

The Partnership participates in TransCanada's cash management program, which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. Monies advanced under the program are considered loans, accruing interest and repayable on demand. The Partnership receives interest on monies advanced to TransCanada at the rate of interest earned by TransCanada on its short-term cash investments. The Partnership pays interest on monies advanced from TransCanada based on TransCanada's short-term borrowing costs. At December 31, 2014 and 2013, the Partnership had a demand loan receivable from TransCanada of $30.4 million and $21.9 million, respectively.

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

F-45        TC PIPELINES, LP

The following table shows revenues and charges from the Partnerships' affiliates for the periods ended December 31:

(In thousands)	2014	2013	2012

Transportation revenues from affiliates	$71,414	68,115	77,338
Rental revenue from affiliates	1,947	1,348	1,355
Costs charged from affiliates	29,722	31,273	32,826

7.    Distributions

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

On January 8, 2015, the Management Committee of the Partnership declared a cash distribution in the amount of $16.7 million to the partners. The distribution was paid on February 2, 2015.

8.    Subsequent Events

Subsequent events have been assessed through February 23, 2015, which is the date the financial statements were issued, and we concluded there were no events or transactions during this period that would require recognition or disclosure in the financial statements other than those already reflected.

F-46        2014 ANNUAL REPORT

QuickLinks

TABLE OF CONTENTS