Form 10-Q
period 2015-03-31
TC PIPELINES LP
filed 2015-05-08
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  001-35358

TC PipeLines, LP

(Exact name of registrant as specified in its charter)

Delaware	52-2135448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 Louisiana Street, Suite 700 Houston, Texas	77002-2761
(Address of principle executive offices)	(Zip code)

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

Yes ☐                                                             No ☒

As of May 1, 2015, there were 63,820,547 of the registrant’s common units outstanding.

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2014 Bison Acquisition	Partnership’s acquisition of the remaining 30 percent interest in Bison on October 1, 2014
2015 GTN Acquisition	Partnership’s acquisition of the remaining 30 percent interest in GTN on April 1, 2015
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market equity issuance program
Bison	Bison Pipeline LLC
Carty Lateral	The proposed GTN lateral pipeline
Consolidated Subsidiaries	GTN, Bison, North Baja and Tuscarora
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
IDRs	Incentive Distribution Rights
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja and Tuscarora
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior credit facility under revolving credit agreement as amended and restated, dated November 20, 2012
Short-Term Loan Facility	TC PipeLines, LP short-term loan facility under loan agreement dated October 1, 2014
Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America

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

o                 weather conditions;

o                 availability and location of natural gas supplies in Canada and the United States (U.S.) in relation to our pipeline systems;

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

•                                our ongoing ability to grow distributions through acquisitions, accretive expansions or other growth opportunities, including the timing, structure and closure of further potential acquisitions;

•`                            potential conflicts of interest between TC PipeLines GP, Inc., our general partner (General Partner), TransCanada and us;

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

These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2014. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars except per common unit amounts)	2015		2014

Transmission revenues	87		87
Equity earnings from unconsolidated affiliates (Note 4)	31		33
Operation and maintenance expenses	(11)		(12)
Property taxes	(6)		(6)
General and administrative	(3)		(2)
Depreciation	(21)		(21)
Financial charges and other	(13)		(12)
Net income	64		67

Net income attributable to non-controlling interests	7		10
Net income attributable to controlling interests	57		57

Net income attributable to controlling interests allocation (Note 7)
Common units	56		56
General Partner	1		1
	57		57

Net income per common unit (Note 7) – basic and diluted	$0.8	8	$0.9	0

Weighted average common units outstanding (millions) – basic and diluted	63.	6	62.	3

Common units outstanding, end of period (millions)	63.	6	62.	3

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2015	2014

Net income	64	67
Other comprehensive income
Change in fair value of cash flow hedges (Note 11)	-	-
Reclassification to net income of gains and losses on cash flow hedges (Note 11)	(1)	-
	(1)	-
Total comprehensive income	63	67
Comprehensive income attributable to non-controlling interests	7	10
Comprehensive income attributable to controlling interests	56	57

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	March 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	384	26
Accounts receivable and other (Note 12)	35	35
Inventories	8	7
	427	68
Investments in unconsolidated affiliates (Note 4)	1,183	1,177
Plant, property and equipment
(Net of $757 accumulated depreciation; 2014 - $737)	1,950	1,968
Goodwill	130	130
Other assets	8	6
	3,698	3,349

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	27	23
Accounts payable to affiliates (Note 10)	8	15
Accrued interest	13	4
Short-term loan (Note 5)	170	170
Current portion of long-term debt (Note 5)	79	79
	297	291
Long-term debt (Note 5)	1,785	1,446
Other liabilities	27	26
	2,109	1,763
Partners’ Equity
Common units	1,331	1,325
General partner	29	29
Accumulated other comprehensive loss	(3)	(2)
Controlling interests	1,357	1,352
Non-controlling interests	232	234
	1,589	1,586
	3,698	3,349

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2015	2014

Cash Generated From Operations
Net income	64	67
Depreciation	21	21
Amortization of debt issue costs	1	-
Accrual for costs related to 2015 GTN Acquisition (Note 13)	2	-
Equity earnings in excess of cumulative distributions:
Northern Border	-	(2)
Great Lakes	(4)	(5)
Change in operating working capital (Note 9)	3	16
	87	97
Investing Activities
Cumulative distributions in excess of equity earnings:
Northern Border	2	-
Investment in Great Lakes	(4)	(4)
Capital expenditures	(3)	(2)
	(5)	(6)
Financing Activities
Distributions paid (Note 8)	(55)	(52)
Distributions paid to non-controlling interests	(9)	(13)
ATM equity issuance, net (Note 6)	3	-
Long-term debt issued, net of discount	349	-
Long-term debt repaid	(10)	(10)
Debt issuance costs	(2)	-
	276	(75)
Increase/(decrease) in cash and cash equivalents	358	16
Cash and cash equivalents, beginning of period	26	25
Cash and cash equivalents, end of period	384	41

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

(unaudited)	Common Units		General Partner	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of dollars)

Partners’ Equity at December 31, 2014	63.6	1,325	29	(2)	234	1,586
Net income	-	56	1	-	7	64
Other Comprehensive Loss	-	-	-	(1)	-	(1)
ATM Equity Issuance, net (Note 6)	-	3	-	-	-	3
Distributions paid	-	(53)	(1)	-	(9)	(63)
Partners’ Equity at March 31, 2015	63.6	1,331	29	(3)	232	1,589

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

NOTE 2                         SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. That report contains a more comprehensive summary of the Partnership’s significant accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership, the results of operation and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain items from that Note are repeated or updated below as necessary to assist in understanding the accompanying financial statements.

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

NOTE 3                         ACCOUNTING PRONOUNCEMENTS

Revenue from contracts with customers

In May 2014, the FASB issued new guidance on Revenue from Contracts with Customers (Topic 606). This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. This new guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new guidance is effective from January 1, 2017 with two methods in which the amendment can be applied; (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect recognized at the date of initial application.   On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Partnership is currently evaluating the impact of the adoption of this Accounting Standards Update (ASU) and has not yet determined the effect on its consolidated financial statements.

Consolidation

In February 2015, the FASB issued an amendment of previously issued guidance on consolidation (Topic 810). This updated guidance requires that an entity evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance is effective from January 1, 2016 and early application is permitted. Application of this amendment could be performed using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Alternatively, the amendment could be applied retrospectively. The Partnership is currently evaluating the impact of the adoption of this ASU and has not yet determined the effect on its consolidated financial statements.

Imputation of interest

In April 2015, the FASB issued an amendment of previously issued guidance on imputation of interest (Subtopic 835-30). This updated guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liabilities, consistent with debt discount or premiums.  The recognition and measurement for debt issuance costs would not be affected. This guidance is effective from January 1, 2016 and early application is permitted. This guidance should be adopted on a retrospective basis, wherein the balance sheet of each individual period presented would be adjusted to reflect the period-specific effects of applying the new guidance. The application of this amendment will result in a reclassification of debt issuance costs currently recorded in Other Assets to an offset of their respective debt liabilities.

NOTE 4                         INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Northern Border and Great Lakes are regulated by FERC and are operated by TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees.

	Ownership	Equity Earnings from Unconsolidated Affiliates		Investments in Unconsolidated Affiliates

	Interest at	Three months
(unaudited)	March 31,	ended March 31,		March 31,	December 31,
(millions of dollars)	2015	2015	2014	2015	2014

Northern Border(a)	50%	20	23	503	505
Great Lakes	46.45%	11	10	680	672
		31	33	1,183	1,177

(a)                          Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

Northern Border

The Partnership recorded no undistributed earnings from Northern Border for the three months ended March 31, 2015 and 2014.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	March 31, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	51	41
Other current assets	36	34
Plant, property and equipment, net	1,150	1,163
Other assets	33	34
	1,270	1,272

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	65	64
Deferred credits and other	23	22
Long-term debt, including current maturities	411	411
Partners’ equity
Partners’ capital	773	777
Accumulated other comprehensive loss	(2)	(2)
	1,270	1,272

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2015	2014

Transmission revenues	75	86
Operating expenses	(16)	(18)
Depreciation	(15)	(15)
Financial charges and other	(5)	(6)
Net income	39	47

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2015. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership recorded no undistributed earnings from Great Lakes for the three months ended March 31, 2015 and 2014.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	March 31, 2015	December 31, 2014

ASSETS
Current assets	88	66
Plant, property and equipment, net	741	748
	829	814

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	45	38
Long-term debt, including current maturities	307	316
Partners’ equity	477	460
	829	814

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2015	2014

Transmission revenues	48	48
Operating expenses	(11)	(12)
Depreciation	(7)	(7)
Financial charges and other	(6)	(7)
Net income	24	22

NOTE 5                         CREDIT FACILITIES, SHORT-TERM LOAN FACILITY AND LONG-TERM DEBT

(unaudited)
(millions of dollars)	March 31, 2015	December 31, 2014

Senior Credit Facility due 2017	320	330
Term Loan Facility due 2018	500	500
Short-Term Loan Facility due 2015	170	170
4.65% Unsecured Senior Notes due 2021, net of discount (2015 and 2014 – nil)	350	350
4.375% Unsecured Senior Notes due 2025, net of $1 million discount	349	-
5.09% Unsecured Senior Notes due 2015	75	75
5.29% Unsecured Senior Notes due 2020	100	100
5.69% Unsecured Senior Notes due 2035	150	150
3.82% Series D Senior Notes due 2017	20	20
	2,034	1,695
Less: current portion	249	249
	1,785	1,446

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $320 million was outstanding at March 31, 2015 (December 31, 2014 - $330 million), leaving $180 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.43 percent for the three months ended March 31, 2015 (2014 – 1.42 percent). The LIBOR-based interest rate was 1.43 percent at March 31, 2015 (December 31, 2014 – 1.41 percent).

The LIBOR-based interest rate on the Term Loan Facility due 2018 averaged 1.43 percent for the three months ended March 31, 2015 (2014 – 1.42 percent). After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.83 percent for three months ended March 31, 2015 (2014 – 1.83 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.43 percent at March 31, 2015 (December 31, 2014 – 1.41 percent).

The LIBOR-based interest rate on the Short-Term Loan Facility averaged 1.30 percent for the three months ended March 31, 2015 and was 1.30 percent at March 31, 2015.

The Senior Credit Facility, the Term Loan Facilities and Short-Term Loan Facility require the Partnership to maintain a certain leverage ratio (debt to adjusted cash flow [net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains]).  In the quarter in which an acquisition has occurred, and the two quarters following the acquisition, the allowable leverage ratio increases to 5.50 to 1.00. Thereafter, the ratio returns to 5.00 to 1.00. The allowable ratio for the quarter ended March 31, 2015 is 5.50 to 1.00. The leverage ratio was 5.20 to 1.00 as of March 31, 2015 which included the impact of the issuance of the $350 million senior unsecured notes.  As of April 1, 2015, in connection with closing of the 2015 GTN Acquisition, the leverage ratio was reduced to 4.97 to 1.00.

On March 13, 2015, the Partnership closed a $350 million public offering of senior unsecured notes bearing an interest rate of 4.375 percent maturing March 13, 2025. The net proceeds of $346 million were used to fund a portion of the acquisition of the remaining 30 percent interest of GTN (2015 GTN Acquisition – refer to Note 13) and to reduce the amount outstanding under our Senior Credit Facility.  The indenture for the notes contains customary investment grade covenants.

On June 1, 2015, GTN’s 5.09 percent unsecured Senior Notes will mature.  As market conditions dictate, GTN intends to refinance all or portion of this debt with either fixed-rate or variable rate debt. GTN’s Senior Notes provisions contain a covenant that limits total debt to no greater than 70 percent of total capitalization.

The Series D Senior Notes, which require yearly principal payment until maturity, are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

At March 31, 2015, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Second Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)

2015	249
2016	4
2017	332
2018	500
2019	-
2020	100
Thereafter	849
2,034

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

During the three months ended March 31, 2015, the Partnership issued 54,701 common units under the ATM program generating net proceeds of approximately $3.4 million, plus approximately $0.1 million from the General Partner to maintain its effective two percent interest. The commissions to our sales agents were approximately $34 thousand. The net proceeds were used for general partnership purposes.

NOTE 7        NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income attributable to controlling interests, after deduction of the General Partner’s allocation, by the weighted average number of common units outstanding. The General Partner’s allocation is equal to an amount based upon the General Partner’s effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement. For the three months ended March 31, 2015, incentive distributions allocated to the General Partner were $0.3 million. No incentive distributions were allocated to the General Partner for the three months ended March 31, 2014.

Net income per common unit was determined as follows:

	Three months ended
(unaudited)	March 31,
(millions of dollars, except per common unit amounts)	2015	2014

Net income attributable to controlling interests	57	57
Net income allocated to General Partner, including incentive distribution rights (IDRs) (a)	1	1
Net income allocable to common units	56	56
Weighted average common units outstanding (millions) – basic and diluted (b)	63.6	62.3
Net income per common unit – basic and diluted	$0.88	$0.90

(a)              In the calculation of basic and diluted net income per common unit, the net income allocated to the General Partner includes IDRs pertaining to the current reporting period, but declared and paid in the subsequent period.

(b)              Under the ATM program, the Partnership has issued 1,288,481 common units.

NOTE 8        CASH DISTRIBUTIONS

For the three months ended March 31, 2015, the Partnership distributed $0.84 per common unit (2014 – $0.81 per common unit) for a total of $55 million (2014 - $52 million). The distributions paid for the three months ended March 31, 2015 included incentive distribution to the General Partners of approximately $0.3 million.  There were no incentive distributions paid to the General Partner for the three months ended March 31, 2014.

NOTE 9        CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Three months ended March 31,
(millions of dollars)	2015	2014

Change in accounts receivable and other	(1)	3
Change in accounts payable and accrued liabilities	2	4
Change in accounts payable to affiliates	(7)	1
Change in accrued interest	9	8
Change in operating working capital	3	16

NOTE 10      RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million for the three months ended March 31, 2015 (2014 – $1 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three months ended March 31, 2015 and 2014 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at March 31, 2015 and December 31, 2014 are summarized in the following tables:

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2015	2014

Capital and operating costs charged by TransCanada’s subsidiaries to:
GTN (a)	6	6
Northern Border (a)	7	7
Bison (a)	1	1
Great Lakes (a)	6	7
North Baja	1	1
Tuscarora	1	1
Impact on the Partnership’s net income attributable to controlling interests:
GTN	4	4
Northern Border	3	4
Bison	1	1
Great Lakes	3	3
North Baja	1	1
Tuscarora	1	1

(a)              Represents 100 percent of the costs.

(unaudited)
(millions of dollars)	March 31, 2015	December 31, 2014

Amount payable to TransCanada’s subsidiaries for costs charged in the period by:
GTN (a)	5	10
Northern Border (a)	4	10
Bison	1	2
Great Lakes (a)	4	9
North Baja	1	1
Tuscarora	1	1

(a)    Represents 100 percent of the costs.

Great Lakes’ earns transportation revenues from TransCanada and its affiliates under contracts, some of which are provided at discounted rates and some at maximum recourse rates. Great Lakes earned $29 million of transportation revenues under these contracts for the three months ended March 31, 2015 (2014 - $22 million). These amounts represent 61 percent of total revenues earned by Great Lakes for the three months ended March 31, 2015 (2014 – 47 percent).

Revenue from TransCanada and its affiliates of $14 million is included in the Partnership’s equity earnings from Great Lakes for the three months ended March 31, 2015 (2014 - $11 million). At March 31, 2015, $11 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2014 - $15 million).

Effective November 1, 2014, Great Lakes executed contracts with its affiliate, ANR Pipeline Company (ANR) to provide firm service in Michigan and Wisconsin.  These contracts were at the maximum FERC authorized rate and were intended to replace historical contracts.  On December 3, 2014, the FERC accepted and suspended Great Lakes’ tariff records to become effective May 3, 2015, subject to refund.  On January 2, 2015, Great Lakes submitted a request for rehearing and clarification with FERC.  On February 2, 2015, FERC issued an Order granting rehearing to allow for additional time for FERC to consider the request.  On April 20, 2015, ANR filed a settlement with FERC that included an agreement by  ANR to pay Great Lakes the difference between the historical and maximum rates, subject to approval by FERC. Until Great Lakes obtains clarification from FERC or  the settlement is approved, it is providing service to ANR under multiple service agreements and rates.  Great Lakes has deferred approximately $9.4 million of revenue related to services performed in 2014 and has deferred approximately $14 million of revenue related to services performed in 2015 under such agreements that may not ultimately be collected if the settlement is not approved by FERC.

NOTE 11      FAIR VALUE MEASUREMENTS

(a) Fair Value Hierarchy

Under Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, fair value measurements are characterized in one of three levels based upon the inputs used to arrive at the measurement. The three levels of the fair value hierarchy are as follows:

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

The estimated fair value of the Partnership’s debt as at March 31, 2015 and December 31, 2014 are as follows:

(unaudited)	March 31, 2015		December 31, 2014
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Credit Facility due 2017	320	320	330	330
Term Loan Facility due 2018	500	500	500	500
Short-Term Loan Facility due 2015	170	170	170	170
4.65% Senior Notes due 2021, net	350	368	350	375
4.375% Senior Notes due 2025, net	349	353	-	-
5.09% Unsecured Senior Notes due 2015	75	76	75	76
5.29% Unsecured Senior Notes due 2020	100	112	100	111
5.69% Unsecured Senior Notes due 2035	150	169	150	168
3.82% Series D Senior Notes due 2017	20	21	20	21
	2,034	2,089	1,695	1,751

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the Term Loan Facility. The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At March 31, 2015, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $2 million (both on a gross and net basis) (December 31, 2014 - $1 million). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three months ended March 31, 2015 (2014 – nil). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of $1 million for the three months ended March 31, 2015 (2014 – less than $1 million). For the three months ended March 31, 2015, the net realized loss related to the interest rate swaps was $1 million and was included in financial charges and other (2014 – $1 million).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2015 and December 31, 2014.

NOTE 12      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	March 31, 2015	December 31, 2014

Trade accounts receivable, net of allowance of nil	30	30
Accounts receivable from affiliates	1	1
Other	4	4
	35	35

NOTE 13      SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through May 8, 2015, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On April 1, 2015, the Partnership acquired the remaining 30 percent interest in GTN from a subsidiary of TransCanada for $446 million plus purchase price adjustments of $10 million. The purchase price consisted of $263 million in cash (including preliminary purchase price adjustments of $10 million), the assumption of $98 million in proportional GTN debt and the issuance of $95 million of new Class B units to TransCanada.

The Partnership funded the cash portion of the transaction using a portion of the proceeds received on our March 13, 2015 debt offering. The Class B units will be entitled to distribution based on 30 percent of GTN’s annual distributions as follows: i) for the first five years, 100 percent of distributions above $20 million; and ii) for subsequent years, 25 percent of distributions above $20 million.

The 2015 GTN Acquisition, which resulted in GTN being wholly-owned by the Partnership, will continue to be accounted for as a transaction between entities under common control, similar to pooling of interests, whereby the acquired interest will be recorded at TransCanada’s carrying value and the total excess purchase price paid will be recorded as a reduction in Partners’ Equity.

On April 23, 2015, the board of directors of our General Partner declared the Partnership’s first quarter 2015 cash distribution in the amount of $0.84 per common unit payable on May 15, 2015 to unitholders of record as of May 5, 2015.

GTN declared its first quarter 2015 distribution of $37 million on April 21, 2015. The Partnership will receive its 100 percent share on May 1, 2015.

Northern Border declared its first quarter 2015 distribution of $52 million on April 21, 2015, of which the Partnership will receive its 50 percent share or $26 million on May 1, 2015.

Great Lakes declared its first quarter 2015 distribution of $30 million on April 21, 2015, of which the Partnership will receive its 46.45 percent share or $14 million on May 1, 2015.

On April 23, 2015, GTN filed a rate settlement with FERC to satisfy GTN’s obligations from its 2011 rate settlement for new rates to be in effect on January 1, 2016.  The 2015 settlement, if approved, will reduce rates on the mainline by 3 percent on July 1, 2015.  In January, 2016, GTN’s rates will decrease a further 10 percent through December 31, 2019.  Unless superseded by a subsequent rate case or settlement, GTN’s rates will decrease an additional 8 percent for the period January 1, 2020 through December 31, 2021 when GTN will be required to establish new rates.  We expect that GTN’s near term results will not be materially affected due to increased contracting and other revenue opportunities on the system.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

RECENT BUSINESS DEVELOPMENTS

Debt Offering – On March 13, 2015, the Partnership closed a $350 million public offering of senior unsecured notes bearing an interest rate of 4.375 percent maturing March 13, 2025.  The net proceeds of $346 million were used to fund a portion of the 2015 GTN Acquisition and reduce the amount outstanding under our Senior Credit Facility.

GTN Acquisition – On April 1, 2015, the Partnership acquired the remaining 30 percent interest of GTN from a subsidiary of TransCanada. The total purchase price of the 2015 GTN Acquisition was $446 million plus purchase price adjustments. The purchase price consisted of $263 million in cash (including preliminary purchase price adjustments of $10 million), the assumption of $98 million in proportional GTN debt and the issuance of $95 million of new Class B units to TransCanada. The Class B units will be entitled to distributions based on 30 percent of GTN’s annual distributions as follows: (i) for the first five years, 100 percent of distributions above $20 million; and (ii) for subsequent years, 25 percent of distributions above $20 million. This acquisition is expected to improve the Partnership’s long-term cash flow stability and predictability.

Cash Distributions – On April 23, 2015, the board of directors of our General Partner declared the Partnership’s first quarter 2015 cash distribution in the amount of $0.84 per common unit, payable on May 15, 2015 to unitholders of record as of May 5, 2015.

GTN Settlement – On April 23, 2015, GTN filed a rate settlement with FERC to satisfy GTN’s obligations from its 2011 rate settlement for new rates to be in effect on January 1, 2016.  The 2015 settlement, if approved, will reduce rates on the mainline by 3 percent on July 1, 2015.  In January, 2016, GTN’s rates will decrease a further 10 percent through December 31, 2019.  Unless superseded by a subsequent rate case or settlement, GTN’s rates will decrease an additional 8 percent for the period January 1, 2020 through December 31, 2021 when GTN will be required to establish new rates.  We expect that GTN’s near term results will not be materially affected due to increased contracting and other revenue opportunities on the system.

Outlook of Our Business

TransCanada, the ultimate parent company of our General Partner, is currently executing a large capital program that includes $12 billion of small to medium-sized growth projects together with a number of other growth initiatives, including $34 billion of commercially secured projects, all backed by long-term contracts or cost of service business models.  TransCanada’s management has expressed its intent to drop down all of TransCanada’s remaining U.S. natural gas pipeline assets into the Partnership to assist in funding its capital program and increase the size and diversity of the Partnership’s asset base. There can be no assurance when any drop downs may occur.

The Partnership’s financial performance is expected to benefit from acquisitions including the recent acquisitions of the remaining interests in the Bison and GTN pipelines. Despite uncertainty in energy commodity prices, our portfolio of six FERC-regulated interstate natural gas pipelines, five of which are backed by long-term, ship-or-pay contracts, is expected to deliver generally stable results in 2015.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three months ended March 31, 2015.

Information about our critical accounting policies and estimates is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2015	2014

Net income:
GTN	24	22
Bison	11	12
North Baja	6	6
Tuscarora	4	4
Equity earnings:
Northern Border	20	23
Great Lakes	11	10
Partnership expenses	(12)	(10)
Net income	64	67
Net income attributable to non-controlling interests	7	10
Net income attributable to controlling interests	57	57

First Quarter 2015 Compared with First Quarter 2014

For the three months ended March 31, 2015, net income attributable to controlling interests was comparable to the first quarter of 2014.

Net income from GTN was $24 million in the first quarter of 2015, an increase of $2 million compared to the same quarter in 2014. This increase was primarily due to lower operating expenses.

Equity earnings from Northern Border were $20 million in the first quarter of 2015, a decrease of $3 million compared to the same quarter in 2014. The decrease was primarily due to Northern Border selling short-term services to its customers during the coldest periods in the first quarter of 2014.

Partnership expenses were $12 million in the first quarter of 2015, an increase of $2 million compared to the same period in 2014. The increase was due to interest expense related to the additional borrowings to fund a portion of the 2014 Bison Acquisition and the 2015 GTN Acquisition and acquisition costs related to the 2015 GTN Acquisition.

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

Our cash flow is based on the distributions from our portfolio of six pipelines. Overall, we believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with a history of consistent cash flow from operating activities, provide a solid foundation to meet future liquidity and capital requirements. We expect to be able to fund our liquidity requirements, including our distributions and required debt repayments, at the Partnership level over the next 12 months utilizing our cash flow and if required, our existing Senior Credit Facility.

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

Partnership cash flows include net income attributable to controlling interests, plus operating cash flows from our wholly-owned subsidiaries, and cash distributions received from our non-wholly owned subsidiaries and equity investments, less equity earnings from unconsolidated affiliates and consolidated subsidiaries’ net income plus net income attributable to non-controlling interests from consolidated subsidiaries, and net of distributions declared to the General Partner. Partnership cash flows before General Partner distributions represent Partnership cash flows prior to distributions paid to the General Partner.

Partnership cash flows and Partnership cash flows before General Partner distributions are provided as a supplement to GAAP financial results and are not meant to be considered in isolation or as substitutes for financial results prepared in accordance with GAAP.

Non-GAAP Measures

Reconciliations of Net Income Attributable to Controlling Interests to Partnership Cash Flows

Three months ended
(unaudited)	March 31,
(millions of dollars except per common unit amounts)	2015	2014
Net income attributable to controlling interests	57	57

Add:
Cash distributions from GTN (a)	21	20
Cash distributions from Northern Border (a)	21	21
Cash distributions from Bison (a)	-	12
Cash distributions from Great Lakes (a)	8	5
Cash flows provided by the Partnership’s wholly-owned subsidiaries’ operating activities (d)	29	13
79	71
Less:
Equity earnings :
Northern Border	(20)	(23)
Great Lakes	(11)	(10)
(31)	(33)
Less:
Consolidated subsidiaries’ net income
GTN	(24)	(22)
Bison	(11)	(12)
North Baja	(6)	(6)
Tuscarora	(4)	(4)
(45)	(44)
Add:
Net income attributable to non-controlling interests	7	10

Partnership cash flows before General Partner distributions	67	61
General Partner distributions (b)	(1)	(1)
Partnership cash flows	66	60

Cash distributions declared	(55)	(52)
Cash distributions declared per common unit (c)	$0.8	4	$0.8	1
Cash distributions paid	(55)	(52)
Cash distributions paid per common unit (c)	$0.8	4	$0.8	1

(a)    In accordance with the cash distribution policies of the respective entities, cash distributions from GTN, Bison Northern Border and Great Lakes, are based on their respective prior quarter financial results.

(b)    General Partner distributions represent the cash distributions paid to the General Partner with respect to its two percent interest plus an amount equal to incentive distributions. The distributions paid for the three months ended March 31, 2015 included incentive distributions of $0.3 million to the General Partner.  There were no incentive distributions paid to the General Partner for the three months ended March 31, 2014.

(c)    Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner’s allocation, by the number of common units outstanding. The General Partner’s allocation is computed based upon the General Partner’s two percent interest plus an amount equal to incentive distributions.

(d)    The Partnership’s wholly-owned subsidiaries were Bison, North Baja and Tuscarora at March 31, 2015 and North Baja and Tuscarora at March 31, 2014.

First Quarter 2015 Compared with First Quarter 2014

Partnership cash flows increased $6 million to $66 million for the three months ended March 31, 2015 compared to $60 million in the first quarter of 2014. This increase was primarily due to the increased cash flows provided by the Partnership’s wholly-owned subsidiaries as a result of the 2014 Bison Acquisition. The Partnership paid distributions of $55 million in the first quarter of 2015, an increase of $3 million compared to the same period in 2014. This increase was due to a $0.03 increase in the distribution per common unit in July 2014, as well as an increase in the number of common units outstanding resulting from issuances under the ATM Program that began in August 2014.

Other Cash Flows

In the first quarter of 2015, the Partnership made an equity contribution of $4 million to Great Lakes which was used to fund debt repayments.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of March 31, 2015 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

Senior Credit Facility due 2017	320	-	320
Term Loan Facility due 2018	500	-	500
Short-Term Loan Facility due 2015	170	170	-
4.65% Senior Notes due 2021, net	350	-	350
4.375% Senior Notes due 2025, net	349	-	349
5.09% Senior Notes due 2015	75	75	-
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
3.82% Series D Notes due 2017	20	4	16
	2,034	249	1,785

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $320 million was outstanding at March 31, 2015 (December 31, 2014 - $330 million).

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.43 percent for the three months ended March 31, 2015 (2014 – 1.42 percent).

The LIBOR-based interest rate on the Term Loan Facility averaged 1.43 percent for the three months ended March 31, 2015 (2014 – 1.42 percent). After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.83 percent for three months ended March 31, 2015 (2014 – 1.83 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.43 percent at March 31, 2015 (December 31, 2014 – 1.41 percent).

The LIBOR-based interest rate on the Short-Term Loan Facility averaged 1.30 percent for the three months ended March 31, 2015 and was 1.30 percent at March 31, 2015.

The Senior Credit Facility, the Term Loan Facilities and Short-Term Loan Facility require the Partnership to maintain a certain leverage ratio [debt to adjusted cash flow (net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains)].  In the quarter in which an acquisition has occurred, and the two quarters following the acquisition, the allowable leverage ratio increases to 5.50 to 1.00. Thereafter, the ratio returns to 5.00 to 1.00. The allowable ratio for the quarter ended March 31, 2015 is 5.50 to 1.00. The leverage ratio was 5.20 to 1.00 as of March 31, 2015 which included the impact of the issuance of the $350 million senior unsecured notes.  As of April 1, 2015, in connection with closing of the 2015 GTN Acquisition, the leverage ratio was reduced to 4.97 to 1.00.

On March 13, 2015, the Partnership closed a $350 million public offering of senior unsecured notes bearing an interest rate of 4.375 percent maturing March 13, 2025. The net proceeds of $346 million were used to fund a portion of the acquisition of the remaining 30 percent interest of GTN (2015 GTN Acquisition – refer to Note 13) and to reduce the amount outstanding under our Senior Credit Facility.  The indenture for the notes contains customary investment grade covenants.

On June 1, 2015, GTN’s 5.09 percent unsecured Senior Notes will mature.  As market conditions dictate, GTN intends to refinance all or portion of this debt with either fixed-rate or variable rate debt. GTN’s Senior Notes provisions contain a covenant that limits total debt to no greater than 70 percent of total capitalization.

Series D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

At March 31, 2015, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Market Risk for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s long-term debt at March 31, 2015 was $2,089 million.

Northern Border’s contractual obligations related to debt as of March 31, 2015 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	-	100
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016	61	-	61
	411	-	411

As of March 31, 2015, $61 million was outstanding under its $200 million revolving credit agreement, leaving $139 million available for future borrowings. The interest rate related to the borrowings on the credit agreement was 1.41 percent as of March 31, 2015 (December 31, 2014 – 1.39). At March 31, 2015, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $8 million as of March 31, 2015 in connection with various capital overhaul and other capital projects.

Great Lakes’ contractual obligations related to debt as of March 31, 2015 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2016 to 2018	27	9	18
9.09% series Senior Notes due 2015 and 2021	70	10	60
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	307	19	288

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $165 million of Great Lakes’ partners’ capital was restricted as to distributions as of March 31, 2015 (December 31, 2014 – $170 million). Great Lakes was in compliance with all of its financial covenants at March 31, 2015.

Capital Requirements

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2015. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment. The Partnership expects to make an additional $5 million equity contribution to Great Lakes in the fourth quarter of 2015 to further fund debt repayments.

GTN expects to spend approximately $51 million to build the Carty Lateral, which is expected to be in-service by the end of 2015.

2015 First Quarter Cash Distribution

On April 23, 2015, the board of directors of our General Partner declared the Partnership’s first quarter 2015 cash distribution in the amount of $0.84 per common unit payable on May 15, 2015 to unitholders of record as of May 5, 2015.

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

As of March 31, 2015, the Partnership’s interest rate exposure results from our floating rate Senior Credit Facility, Term Loan Facility and Short-Term Loan Facility under which $840 million (December 31, 2014 – $850 million), or 41 percent (December 31, 2014 – 50 percent) of our outstanding debt was subject to variability in LIBOR interest rates. As of March 31, 2015 and December 31, 2014, the variable interest rate exposure related to $150 million of the $500 million Term Loan Facility was hedged by fixed interest rate swap arrangements. If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at March 31, 2015, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $8 million.

As of March 31, 2015, $61 million, or 15 percent of Northern Border’s outstanding debt was at floating rates (December 31, 2014 – $61 million or 15 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at March 31, 2015, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.

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

The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At March 31, 2015, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $2 million (both on a gross and net basis) (December 31, 2014 –$1 million). For the three months ended March 31, 2015, the Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges (2014 – nil). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of $1 million for the three months ended March 31, 2015 (2014 –less than $1 million). For the three months ended March 31, 2015, the net realized loss related to the interest rate swaps was $1 million and was included in financial charges and other (2014 – $1 million).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2015 and December 31, 2014.

OTHER RISKS

Counterparty credit risk represents the financial loss that the Partnership and our pipeline systems would experience if a counterparty to a financial instrument failed to meet its obligations in accordance with the terms and conditions of the financial instruments with the Partnership or its pipeline systems. The Partnership and our pipeline systems have significant credit exposure to financial institutions as they provide committed credit lines and critical liquidity in the interest rate derivative market, as well as letters of credit to mitigate exposures to non-creditworthy customers. The Partnership closely monitors the creditworthiness of our counterparties, including financial institutions. However, we cannot predict to what extent our business would be impacted by uncertainty in energy commodity prices, including possible declines in our customers’ creditworthiness.

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At March 31, 2015, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At March 31, 2015, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $35 million and two of our customers, Anadarko Energy Services Company and Pacific Gas and Electric Company, each owed us approximately $4 million, which represented greater than 10 percent of our accounts receivable.

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At March 31, 2015, the Partnership had a committed revolving bank line of $500 million maturing in 2017 and the outstanding balance on this facility was $320 million. In addition, at March 31, 2015, Northern Border had a committed revolving bank line of $200 million maturing in 2016 and $61 million was drawn.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

We are involved in various legal proceedings that arise in the ordinary course of business, as well as proceedings that we consider material under federal securities regulations. For additional information on other legal and environmental proceedings affecting the Partnership, please refer to Part 1. Item 3 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Great Lakes v. Essar Steel Minnesota LLC, et al. – On May 4, 2015, the U.S. District Court, District of Minnesota, denied Essar’s motion to dismiss for lack of subject matter jurisdiction and scheduled a status conference on May 13, 2015 to set a date for trial on the outstanding issue of damages.

State of South Dakota Use Tax Appeal –On February 28, 2011, the State of South Dakota assessed a use tax in the amount of approximately $6 million on Northern Border for shipper supplied natural gas used to fuel compressors on Northern Border’s pipeline system from July 1, 2007 to December 31, 2010. Northern Border protested the assessment. After a hearing the South Dakota Department of Revenue determined that the gas used by Northern Border to fuel compressors is taxable.  Northern Border appealed this decision and in May 2014 the Sixth Judicial Circuit Court (Circuit Court) issued a Memorandum Decision reversing the determination of the South Dakota Department of Revenue.  The South Dakota Department of Revenue appealed the Circuit Court decision on July 23, 2014. Briefs were submitted to the South Dakota Supreme Court in October 2014 and oral argument was held on March 24, 2015. As of March 31, 2015, Northern Border has recorded a liability of $15 million, including interest.

In addition to the above written matter, we and our pipeline systems are parties to lawsuits and governmental proceedings that arise in the ordinary course of our business.

Item 6.                                                           Exhibits

No.	Description

4.1

Second Supplemental Indenture, dated March 13, 2015, between TC PipeLines, LP and The Bank of New York Mellon (incorporated by reference from Exhibit 4.1 to TC PipeLines, LP Form 8-K filed March 31, 2015).

10.1

Agreement for Purchase and Sale of Membership Interest, dated February 24, 2015, between TransCanada American Investments Ltd. and TC PipeLines, LP (incorporated by reference from Exhibit 10.1 to TC PipeLines, LP Form 8-K filed February 25, 2015).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May 2015.

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By:	/s/ Steven D. Becker

Steven D. Becker
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:	/s/ Nathaniel A. Brown

Nathaniel A. Brown
Controller
TC PipeLines GP, Inc. (Principal Financial Officer)

EXHIBIT INDEX

No.	Description

4.1

Second Supplemental Indenture, dated March 13, 2015, between TC PipeLines, LP and The Bank of New York Mellon (incorporated by reference from Exhibit 4.1 to TC PipeLines, LP Form 8-K filed March 31, 2015).

10.1

Agreement for Purchase and Sale of Membership Interest, dated February 24, 2015, between TransCanada American Investments Ltd. and TC PipeLines, LP (incorporated by reference from Exhibit 10.1 to TC PipeLines, LP Form 8-K filed February 25, 2015).

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