Form 10-Q
period 2015-06-30
TC PIPELINES LP
filed 2015-08-07
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes ☐                                                             No ☒

As of August 3, 2015, there were 63,957,751 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Acquisition	Acquisition of an additional 45 percent membership interest in each of GTN and Bison by the Partnership to increase ownership to 70 percent on July 1, 2013
2014 Bison Acquisition	Partnership’s acquisition of the remaining 30 percent interest in Bison on October 1, 2014
2015 GTN Acquisition	Partnership’s acquisition of the remaining 30 percent interest in GTN on April 1, 2015
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market equity issuance program
Bison	Bison Pipeline LLC
Carty Lateral	The proposed GTN lateral pipeline
Consolidated Subsidiaries	GTN, Bison, North Baja and Tuscarora
DOT	U.S. Department of Transportation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
IDRs	Incentive Distribution Rights
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja and Tuscarora
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of the Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior facility under revolving credit agreement as amended and restated, dated November 20, 2012
Short-Term Loan Facility	TC PipeLines, LP’s short-term loan facility under loan agreement dated October 1, 2014
Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America

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

•                                changes in the taxation of master limited partnerships by state or federal governments such as final adoption of proposed regulations narrowing the sources of income qualifying for partnership tax treatment or the elimination of pass-through taxation or tax deferred distributions;

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

•                                the impact of any impairment charges;

•                                cybersecurity threats, acts of terrorism and related disruptions;

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

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars, except per common unit amounts)	2015	2014	2015	2014

Transmission revenues	85	82	172	169

Equity earnings from unconsolidated affiliates (Note 4)	15	18	46	51
Operation and maintenance expenses	(13)	(12)	(24)	(24)
Property taxes	(5)	(6)	(11)	(12)
General and administrative	(1)	(1)	(4)	(3)
Depreciation	(21)	(22)	(42)	(43)
Financial charges and other	(16)	(14)	(29)	(26)
Net income	44	45	108	112

Net income attributable to non-controlling interests	-	8	7	18

Net income attributable to controlling interests	44	37	101	94

Calculation of net income allocated to common units

Net income attributable to controlling interests	44	37	101	94
Less: Net income allocated to the General Partner, including incentive distributions	2	1	3	2
Net Income allocated to common units (Note 8)	42	36	98	92

Weighted average common units outstanding – basic and diluted (millions)	63.8	62.3	63.7	62.3

Net Income per common unit (Note 8) – basic and diluted	$0.66	$0.58	$1.53	$1.48

Common units outstanding, end of period (millions)	64.0	62.3	64.0	62.3

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2015	2014	2015	2014

Net income	44	45	108	112
Other comprehensive income
Change in fair value of cash flow hedges (Note 12)	-	(1)	(1)	(1)
Reclassification to net income of gains and losses on cash flow hedges (Note 12)	-	-	-	-
Comprehensive income	44	44	107	111
Comprehensive income attributable to non-controlling interests	-	8	7	18
Comprehensive income attributable to controlling interests	44	36	100	93

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	June 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	44	26
Accounts receivable and other (Note 13)	33	35
Inventories	7	7
	84	68
Investments in unconsolidated affiliates (Note 4)	1,158	1,177
Plant, property and equipment
(Net of $774 accumulated depreciation; 2014 - $737)	1,946	1,968
Goodwill	130	130
Other assets	9	6
	3,327	3,349

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	30	23
Accounts payable to affiliates (Note 11)	10	15
Accrued interest	8	4
Short-term loan (Note 5)	170	170
Current portion of long-term debt (Note 5)	14	79
	232	291
Long-term debt (Note 5)	1,730	1,446
Other liabilities	27	26
	1,989	1,763
Partners’ Equity
Common units	1,217	1,325
Class B units (Notes 6 and 7)	95	-
General partner	29	29
Accumulated other comprehensive loss	(3)	(2)
Controlling interests	1,338	1,352
Non-controlling interests	-	234
	1,338	1,586
	3,327	3,349

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended
(unaudited)	June 30,
(millions of dollars)	2015	2014

Cash Generated From Operations
Net income	108	112
Depreciation	42	43
Amortization of debt issue costs	1	1
Change in other liabilities	-	1
Equity allowance for funds used during construction	(1)	-
Change in operating working capital (Note 10)	1	28
	151	185
Investing Activities
Cumulative distributions in excess of equity earnings:
Northern Border	13	8
Great Lakes	10	7
Investment in Great Lakes	(4)	(4)
Adjustment to 2013 Acquisition (Note 11)	-	(25)
Acquisition of the remaining 30 percent interest in GTN (Note 6)	(264)	-
Capital expenditures	(12)	(5)
Other	(1)	1
	(258)	(18)
Financing Activities
Distributions paid (Note 9)	(110)	(103)
Distributions paid to non-controlling interests	(9)	(29)
ATM equity issuance, net (Note 7)	26	-
Equity contribution by the General Partner (Note 6)	2	-
Long-term debt issued, net of discount	424	15
Long-term debt repaid	(205)	(30)
Debt issuance costs	(3)	-
	125	(147)
Increase/(decrease) in cash and cash equivalents	18	20
Cash and cash equivalents, beginning of period	26	25
Cash and cash equivalents, end of period	44	45

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Limited Partners
(unaudited)	Common Units		Class B Units		General Partner	Accumulated Other Comprehensive Loss (a)	Non- Controlling Interest	Total Equity
	(millions of units)	(millions of dollars)	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of dollars)

Partners’ Equity at	63.6	1,325	-	-	29	(2)	234	1,586
December 31, 2014
Net income	-	98	-	-	3	-	7	108
Other Comprehensive Loss	-	-	-	-	-	(1)	-	(1)
ATM Equity Issuance, net	0.4	25	-	-	1	-	-	26
(Note 7)
Issuance of Class B Units	-	-	1.9	95	-	-	-	95
(Note 6 and 7)
Acquisition of the remaining	-	(124)	-	-	(3)	-	(232)	(359)
30 percent interest in
GTN (Note 6)
Equity Contribution	-	-	-	-	2	-	-	2
(Note 6)
Distributions paid	-	(107)	-	-	(3)	-	(9)	(119)
Partners’ Equity at June 30,
2015	64.0	1,217	1.9	95	29	(3)	-	1,338

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

NOTE 2        SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. That report contains a more comprehensive summary of the Partnership’s significant accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, and considered necessary to present fairly the financial position of the Partnership, the results of operations and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain items from that Note are repeated or updated below as necessary to assist in understanding the accompanying financial statements.

(a) Basis of Presentation

The Partnership accounts for business acquisitions between itself and TransCanada and its affiliates as transactions between entities under common control. Using this approach, the assets and liabilities of the acquired entities are recorded at TransCanada’s carrying value. In the event recasting is required, the Partnership’s historical financial information will be recast, except net income per common unit, to include the acquired entities for all periods presented. If the fair market value paid for the acquired entities is greater than the recorded net assets of the acquired entities, the excess purchase price paid is recorded as a reduction in Partners’ Equity. Similarly, if the fair market value paid for the acquired entities is less than the recorded net assets of the acquired entities, the excess of assets acquired is recorded as an increase in Partners’ Equity.

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

NOTE 3        ACCOUNTING PRONOUNCEMENTS

Revenue from contracts with customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. This new guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also voted to permit early adoption of the standard, but not before the original effective date of December 15, 2016. This new guidance, once effective, allows two methods in which the amendment can be applied: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect recognized at the date of initial application. The Partnership is currently evaluating the impact of the adoption of this ASU and has not yet determined the effect on its consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810),” amendment of previously issued guidance on consolidation. This updated guidance requires that an entity evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance is effective from January 1, 2016 and early application is permitted. Application of this amendment could be performed using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Alternatively, the amendment could be applied retrospectively. The Partnership is currently evaluating the impact of the adoption of this ASU and has not yet determined the effect on its consolidated financial statements.

Imputation of interest

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30),” an amendment of previously issued guidance on imputation of interest. This updated guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liabilities, consistent with debt discount or premiums. The recognition and measurement for debt issuance costs would not be affected. This guidance is effective from January 1, 2016 and early application is permitted. This guidance should be adopted on a retrospective basis, wherein the balance sheet of each individual period presented would be adjusted to reflect the period-specific effects of applying the new guidance. The application of this amendment will result in a reclassification of debt issuance costs currently recorded in Other Assets to an offset of their respective debt liabilities.

Earnings Per Share

In April 2015, the FASB issued ASU No.2015-06 “Earnings Per Share (Topic 260),” an amendment of previously issued guidance on earnings per share (EPS) as it is being calculated by master limited partnerships. This updated guidance specifies that for purposes of calculating historical EPS under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPS of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs are also required. This guidance is effective from January 1, 2016 and early application is permitted. This guidance should be adopted on a retrospective basis to all financial statements presented. The Partnership is currently evaluating the impact of the adoption of this ASU and has not yet determined the effect on its consolidated financial statements.

NOTE 4        INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Northern Border and Great Lakes are regulated by FERC and are operated by TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees.

		Equity Earnings from				Investments in
	Ownership	Unconsolidated Affiliates				Unconsolidated Affiliates
	Interest at	Three months		Six Months
(unaudited)	June 30,	ended June 30,		ended June 30,		June 30,	December 31,
(millions of dollars)	2015	2015	2014	2015	2014	2015	2014

Northern Border (a)	50%	15	16	34	39	492	505
Great Lakes	46.45%	-	2	12	12	666	672
		15	18	46	51	1,158	1,177

(a)                                                              Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

Northern Border

The Partnership does not have undistributed earnings from Northern Border for the six months ended June 30, 2015 and 2014.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	June 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	40	41
Other current assets	32	34
Plant, property and equipment, net	1,142	1,163
Other assets	34	34
	1,248	1,272

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	63	64
Deferred credits and other	24	22
Long-term debt, including current maturities	411	411
Partners’ equity
Partners’ capital	752	777
Accumulated other comprehensive loss	(2)	(2)
	1,248	1,272

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2015	2014	2015	2014

Transmission revenues	69	69	144	155
Operating expenses	(18)	(16)	(34)	(34)
Depreciation	(14)	(15)	(29)	(30)
Financial charges and other	(6)	(6)	(11)	(12)
Net income	31	32	70	79

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2015. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership does not have undistributed earnings from Great Lakes for the six months ended June 30, 2015 and 2014.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	June 30, 2015	December 31, 2014

ASSETS
Current assets	70	66
Plant, property and equipment, net	736	748
	806	814

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	52	38
Long-term debt, including current maturities	307	316
Partners’ equity	447	460
	806	814

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2015	2014	2015	2014

Transmission revenues	28	29	76	77
Operating expenses	(14)	(12)	(25)	(24)
Depreciation	(7)	(7)	(14)	(14)
Financial charges and other	(6)	(6)	(12)	(13)
Net income	1	4	25	26

NOTE 5        CREDIT FACILITIES, SHORT-TERM LOAN FACILITY AND LONG-TERM DEBT

(unaudited)
(millions of dollars)	June 30, 2015	December 31, 2014

Senior Credit Facility due 2017	200	330
Term Loan Facility due 2018	500	500
Short-Term Loan Facility due 2015	170	170
4.65% Unsecured Senior Notes due 2021, net of discount (2015 and 2014 – nil)	350	350
4.375% Unsecured Senior Notes due 2025, net of $1 million discount	349	-
5.09% Unsecured Senior Notes due 2015	-	75
5.29% Unsecured Senior Notes due 2020	100	100
5.69% Unsecured Senior Notes due 2035	150	150
Unsecured Term Loan Facility due 2019	75	-
3.82% Series D Senior Notes due 2017	20	20
	1,914	1,695
Less: current portion	184	249
	1,730	1,446

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $200 million was outstanding at June 30, 2015 (December 31, 2014 - $330 million), leaving $300 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.44 percent and  1.43 percent for the three and six months ended June 30, 2015, respectively (2014 – 1.41 percent). The LIBOR-based interest rate was 1.44 percent at June 30, 2015 (December 31, 2014 – 1.41 percent).

The LIBOR-based interest rate on the Term Loan Facility due 2018 averaged 1.44 percent and 1.43 percent for the three and six months ended June 30, 2015, respectively (2014 – 1.41 percent). After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.84 percent for the three and six months ended June 30, 2015 (2014 – 1.83 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.44 percent at June 30, 2015 (December 31, 2014 – 1.41 percent).

The LIBOR-based interest rate on the Short-Term Loan Facility averaged 1.31 percent and 1.30 percent for the three and six months ended June 30, 2015, respectively and was 1.31 percent at June 30, 2015 (December 31, 2014 – 1.28 percent).

The Senior Credit Facility, the Term Loan Facility and Short-Term Loan Facility require the Partnership to maintain a certain leverage ratio (debt to adjusted cash flow [net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains]).  In the quarter in which an acquisition has occurred, and the two quarters following the acquisition, the allowable leverage ratio increases to 5.50 to 1.00. Thereafter, the ratio returns to 5.00 to 1.00. The allowable ratio for the quarter ended June 30, 2015 is 5.50 to 1.00. The leverage ratio was 4.84 to 1.00 as of June 30, 2015.

On March 13, 2015, the Partnership closed a $350 million public offering of senior unsecured notes bearing an interest rate of 4.375 percent maturing March 13, 2025. The net proceeds of $346 million were used to fund a portion of the acquisition of the remaining 30 percent interest in GTN (2015 GTN Acquisition – refer to Note 6) and to reduce the amount outstanding under our Senior Credit Facility. The indenture for the notes contains customary investment grade covenants.

On June 1, 2015, GTN’s 5.09 percent unsecured Senior Notes matured. Also, on June 1, 2015, GTN entered into a $75 million unsecured variable rate term loan facility (Unsecured Term Loan Facility) which requires yearly principal payments until its maturity on June 1, 2019. The variable interest is based on LIBOR plus an applicable margin. The LIBOR-based interest rate on the Unsecured Term Loan Facility for the month ended June 30, 2015 averaged 1.13 percent and was 1.13 percent at June 30, 2015. GTN’s Senior Notes along with this new Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization.  GTN’s total debt to total capitalization ratio at June 30, 2015 is 43 percent.

The Series D Senior Notes, which require yearly principal payments until maturity, are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

At June 30, 2015, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Third Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)

2015	174
2016	14
2017	222
2018	520
2019	35
2020	100
Thereafter	849
1,914

NOTE 6        GTN ACQUISITION

On April 1, 2015, the Partnership acquired the remaining 30 percent interest of GTN from a subsidiary of TransCanada (2015 GTN Acquisition), which resulted in GTN being wholly-owned by the Partnership. The total purchase price of the 2015 GTN Acquisition was $446 million plus the final purchase price adjustment of $11 million, for a total of $457 million. The purchase price consisted of $264 million in cash (including the final purchase price adjustment of $11 million), the assumption of $98 million in proportional GTN debt and the issuance of $95 million of new Class B units to TransCanada.

The Partnership funded the cash portion of the transaction using a portion of the proceeds received on our March 13, 2015 debt offering (see Note 5). The Class B units entitle TransCanada to a distribution based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter. Under the terms of the Partnership Agreement, the Class B distribution will be initially calculated to equal 30 percent of GTN’s distributable cash flow for the nine months ending December 31, 2015, less $15 million.

Prior to this transaction, the remaining 30 percent interest held by a subsidiary of TransCanada was reflected as a non-controlling interest in the Partnership’s consolidated financial statements. The 2015 GTN Acquisition of this already-consolidated entity was accounted as a transaction between entities under common control, similar to a pooling of interests, whereby the acquired interest was recorded at TransCanada’s carrying value and the total excess purchase price paid was recorded as a reduction in Partners’ Equity.

The net purchase price was allocated as follows:

(millions of dollars)

Net Purchase Price (a)	359

Less: TransCanada’s carrying value of non-controlling interest at April 1, 2015	232

Excess purchase price (b)	127

(a)              Total purchase price of $457 million less the assumption of $98 million of proportional GTN debt by the Partnership.

(b)             The excess purchase price of $127 million was recorded as a reduction in Partners’ Equity.

Our General Partner also contributed approximately $2 million to maintain its effective 2 percent interest in the Partnership.

NOTE 7        PARTNERS’ EQUITY

ATM equity issuance program (ATM program)

In August 2014, the Partnership entered into an Equity Distribution Agreement (the EDA) with five different financial institutions (Managers), pursuant to which the Partnership may from time to time, offer and sell common units having an aggregate offering price of up to $200 million.  Sales of such common units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange (NYSE) at market prices, in block transactions or as otherwise agreed upon by one or more of the Managers and the Partnership.

For the six months ended June 30, 2015, the Partnership issued 396,205 common units under the ATM program generating net proceeds of approximately $25 million, plus $1 million from the General Partner to maintain its effective two percent interest. The commissions to our sales agents for the six months ended June 30, 2015 were approximately $256,000. The net proceeds were used for general partnership purposes.

Issuance of Class B units

On April 1, 2015, we issued 1,900,000 new Class B units to TransCanada with a value of $50 each representing limited partner interests in us, for a total value $95 million. The Class B units contain no mandatory or optional redemption features and are also non-convertible, non-exchangeable, non-voting and rank equally with common units upon liquidation. The Class B units entitle TransCanada to an annual distribution which is an amount based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter. Under the terms of the Partnership Agreement, the Class B distribution will initially be calculated to equal 30 percent of GTN’s distributable cash flow for the nine months ending December 31, 2015, less $15 million (refer to Note 6).

The Class B distribution is an annual calculation that will be reflected as an increase in the Class B units’ equity account until such amount is declared for distribution and paid in the first quarter beginning 2016 and annually thereafter.

NOTE 8        NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income attributable to controlling interests, after deduction of amounts allocable to the General Partner by the weighted average number of common units outstanding.

The amounts allocable to the General Partner equals an amount based upon the General Partner’s effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement. Incentive distributions allocated to the General Partner for both the three and six months ended June 30, 2015, were $1 million. Incentive distributions allocated to the General Partner for both the three and six months ended June 30, 2014 were $0.3 million.

Net income per common unit was determined as follows:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars, except per common unit amounts)	2015	2014	2015	2014

Net income attributable to controlling interests	44 (b)	37	101 (b)	94
Net income allocated to General Partner Incentive distributions allocated to the General Partner (a)	(1) (1)	(1) -	(2) (1)	(2) -
Net income allocated to common units	42(b)	36	98(b)	92
Weighted average common units outstanding (millions) – basic and diluted	63.8	62.3	63.7	62.3
Net income per common unit – basic and diluted	$0.66(b)	$0.58	1.53(b)	$1.48

(a)              Under the terms of the Partnership Agreement, for any quarterly period, the participation of the incentive distribution rights (IDRs) is limited to the available cash distributions declared. Accordingly, incentive distributions allocated to the General Partner was based from the Partnership’s available cash during the current reporting period, but declared and paid in the subsequent reporting period.

(b)              As discussed in Notes 6 and 7, the Class B units entitle TransCanada to a distribution based on achieving the annual threshold.  The distribution will be payable in the first quarter with respect to the prior year’s distributions. Consistent with the application of ASC 260 - “Earnings per share,” the Partnership will allocate a portion of net income attributable to controlling interests to the Class B units upon 30 percent of GTN’s total distributable cash flows exceeding $15 million for the nine month period ending December 31, 2015. This allocation will reduce net income allocated to common units and net income per common unit.

During the three months ended June 30, 2015, GTN’s total distributable cash flow was $29 million and therefore no portion of net income attributable to controlling interests was allocated to the Class B units.

NOTE 9        CASH DISTRIBUTIONS

For the three and six months ended June 30, 2015, the Partnership distributed $0.84 and $1.68 per common unit, respectively (2014 – $0.81 and $1.62 per common unit) for a total of $55 million and $110 million, respectively (2014 - $52 million and $103 million). The distributions paid for the three and six months ended June 30, 2015 included an incentive distribution to the General Partner of approximately $0.3 million and $0.6 million, respectively.  There were no incentive distributions paid to the General Partner for the three and six months ended June 30, 2014.

NOTE 10      CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Six months ended June 30,
(millions of dollars)	2015	2014

Change in accounts receivable and other(a)	4	7
Change in accounts payable and accrued liabilities(a)	(2)	4
Change in accounts payable to affiliates	(5)	17
Change in accrued interest	4	-
Change in operating working capital	1	28

(a)           Excludes certain non-cash items primarily related to accruals of $9 million for construction of GTN’s Carty Lateral and compressor overhauls.

NOTE 11      RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million for both the three and six months ended June 30, 2015 (2014 – $1 million and $2 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three and six months ended June 30, 2015 and 2014 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at June 30, 2015 and December 31, 2014 are summarized in the following tables:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2015	2014	2015	2014

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	8	8	14	15
Northern Border (a)	9	10	16	17
GTN (a)	8	7	14	13
Bison (a)	1	1	2	3
North Baja	2	1	3	2
Tuscarora	1	1	2	2
Impact on the Partnership’s net income:
Great Lakes	3	4	6	7
Northern Border	4	4	7	7
GTN (b)	7	5	11	9
Bison(c)	1	1	2	2
North Baja	1	1	2	2
Tuscarora	1	1	2	2

(a)              Represents 100 percent of the costs.

(b)              In April 2015, the Partnership acquired the remaining 30 percent interest in GTN. See discussion in Note 6.

(c)              In October 2014, the Partnership acquired the remaining 30 percent interest in Bison.

(unaudited)
(millions of dollars)	June 30, 2015	December 31, 2014

Amount payable to TransCanada’s subsidiaries for costs charged in the period by:
GTN	6	10
Northern Border (a)	6	10
Bison	1	2
Great Lakes (a)	6	9
North Baja	1	1
Tuscarora	1	1

(a)              Represents 100 percent of the costs.

Great Lakes’ earns revenues from TransCanada and its affiliates under transportation contracts on multiple paths at various rates. Great Lakes earned $18 million and $47 million of transportation revenues under these contracts for the three and six months ended June 30, 2015, respectively (2014 - $13 million and $35 million). These amounts represent 63 percent and 62 percent of total revenues earned by Great Lakes for the three and six months ended June 30, 2015, respectively (2014 – 43 percent and 46 percent). Great Lakes also earned $1 million of affiliated rental revenue for the three and six months ended June 30, 2015 (2014 – $1 million).

Revenue from TransCanada and its affiliates of $8 million and $22 million are included in the Partnership’s equity earnings from Great Lakes for the three and six months ended June 30, 2015, respectively (2014 - $6 million and $17 million). At June 30, 2015, $30 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2014 - $15 million).

Effective November 1, 2014, Great Lakes executed contracts with its affiliate, ANR Pipeline Company (ANR) to provide firm service in Michigan and Wisconsin.  These contracts were at the maximum FERC authorized rate and were intended to replace historical contracts.  On December 3, 2014, the FERC accepted and suspended Great Lakes’ tariff records to become effective May 3, 2015, subject to refund.  On February 2, 2015, FERC issued an Order granting a rehearing and clarification request submitted by Great Lakes, which allowed additional time for FERC to consider Great Lakes’ request.  Following extensive discussions with numerous shippers and other stakeholders, on April 20, 2015, ANR filed a settlement with FERC that included an agreement by ANR to pay Great Lakes the difference between the historical and maximum rates, subject to approval by FERC. Absent clarification or approval of the settlement by FERC, Great Lakes provided service to ANR under multiple service agreements and rates through May 3, 2015 when Great Lakes’ tariff records became effective and subject to refund.  Great Lakes deferred an approximate $9.4 million of revenue related to services performed in 2014 and approximately $14 million of additional revenue related to services performed through May 3, 2015 under such agreements that may not ultimately be collected if the settlement is not approved by FERC.

In April 2014, the Partnership paid $25 million to a subsidiary of TransCanada as additional consideration on the 2013 Acquisition. The additional consideration paid was due to the transportation service agreement executed by Portland General Electric Company with GTN relating to the Carty Lateral project.

NOTE 12      FAIR VALUE MEASUREMENTS

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

(b) Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, accounts payable to affiliates and accrued interest approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The fair value of interest rate derivatives is calculated using the income approach, which uses period-end market rates and applies a discounted cash flow valuation model.

The estimated fair value of the Partnership’s debt as at June 30, 2015 and December 31, 2014 are as follows:

(unaudited)	June 30, 2015		December 31, 2014
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Credit Facility due 2017	200	200	330	330
Term Loan Facility due 2018	500	500	500	500
Short-Term Loan Facility due 2015	170	170	170	170
4.65% Senior Notes due 2021, net	350	364	350	375
4.375% Senior Notes due 2025, net	349	347	-	-
5.09% Unsecured Senior Notes due 2015	-	-	75	76
Unsecured Term Loan facility due 2019	75	75	-	-
5.29% Unsecured Senior Notes due 2020	100	109	100	111
5.69% Unsecured Senior Notes due 2035	150	156	150	168
3.82% Series D Senior Notes due 2017	20	21	20	21
	1,914	1,942	1,695	1,751

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the Term Loan Facility. The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At June 30, 2015, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $2 million (both on a gross and net basis) (December 31, 2014 - $1 million). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three and six months ended June 30, 2015 (2014 – nil). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was nil and a loss of $1 million for the three and six months ended June 30, 2015, respectively (2014 – $1 million). For the three and six months ended June 30, 2015, the net realized loss related to the interest rate swaps was nil and $1 million, respectively, and was included in financial charges and other (2014 – $1 million).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of June 30, 2015 and December 31, 2014.

NOTE 13      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	June 30, 2015	December 31, 2014

Trade accounts receivable, net of allowance of nil	28	30
Accounts receivable from affiliates	1	1
Other	4	4
	33	35

NOTE 14      SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through August 7, 2015, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On July 23, 2015, the board of directors of our General Partner declared the Partnership’s second quarter 2015 cash distribution in the amount of $0.89 per common unit payable on August 14, 2015 to unitholders of record as of August 4, 2015.

Northern Border declared its second quarter 2015 distribution of $42 million on July 22, 2015, of which the Partnership will receive its 50 percent share or $21 million on August 3, 2015.

Great Lakes declared its second quarter 2015 distribution of $7 million on July 22, 2015, of which the Partnership will receive its 46.45 percent share or $3 million on August 3, 2015.

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

GTN Acquisition – On April 1, 2015, the Partnership acquired the remaining 30 percent interest of GTN from a subsidiary of TransCanada. The total purchase price of the 2015 GTN Acquisition was $446 million plus purchase price adjustments. The purchase price consisted of $264 million in cash (including the final purchase price adjustments of $11 million), the assumption of $98 million in proportional GTN debt and the issuance of $95 million of new Class B units to TransCanada. The Class B units entitle TransCanada to a distribution based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter. This acquisition is expected to improve the Partnership’s long-term cash flow stability and predictability.

Cash Distributions – On April 23, 2015, the board of directors of our General Partner declared the Partnership’s first quarter 2015 cash distribution in the amount of $0.84 per common unit, payable on May 15, 2015 to unitholders of record as of May 5, 2015.

GTN Settlement – On June 30, 2015, FERC approved GTN’s rate settlement as filed on April 23, 2015.  The rate settlement satisfies GTN’s obligations from its 2011 rate settlement for new rates to be in effect on January 1, 2016  and the 2015 settlement will reduce rates on the mainline by 3 percent on July 1, 2015.  In January 2016, GTN’s rates will decrease a further 10 percent and will continue in effect through December 31, 2019. Unless superseded by a subsequent rate case or settlement, GTN’s rates will decrease an additional 8 percent for the period January 1, 2020 through December 31, 2021 when GTN will be required to establish new rates. We expect that GTN’s near term results will not be materially affected due to increased contracting and other revenue opportunities on the system.

Cash Distributions – On July 23, 2015, the board of directors of our General Partner declared the Partnership’s second quarter 2015 cash distribution in the amount of $0.89 per common unit payable on August 14, 2015 to unitholders of record as of August 4, 2014. The declared distribution reflects a $0.05 per common unit increase to the quarterly distribution.  The second quarter 2015 distribution exceeded the first and second targets of the General Partner’s incentive distribution rights (IDRs) by $0.07 and $0.01 per common unit, respectively, resulting in an increase in the distribution on the General Partner interest from 2 percent to 15 percent on the incremental distribution in excess of the first target and from 15 percent to 25 percent on the incremental distribution in excess of the second target.

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

The Partnership’s financial performance is expected to benefit from acquisitions including the recent acquisitions of the remaining interests in the Bison and GTN pipelines. Despite uncertainty in energy commodity prices, our portfolio of six FERC-regulated interstate natural gas pipelines, five of which are backed by long-term, ship-or-pay contracts, is expected to deliver generally stable results in the remainder of 2015.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three and six months ended June 30, 2015.

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

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2015	2014	2015	2014

Net income:
GTN	20	15	44	37
Bison	12	11	23	23
North Baja	5	6	11	12
Tuscarora	4	4	8	8
Equity earnings:
Northern Border	15	16	34	39
Great Lakes	-	2	12	12
Partnership expenses	(12)	(9)	(24)	(19)
Net income	44	45	108	112
Net income attributable to non-controlling interests	-	8	7	18
Net income attributable to controlling interests	44	37	101	94

Second Quarter 2015 Compared with Second Quarter 2014

For the three months ended June 30, 2015, net income attributable to controlling interests increased by $7 million to $44 million compared to $37 million in the same period of 2014. The increase was primarily the result of 2015 GTN Acquisition and higher net income generated by GTN, partially offset by higher Partnership expenses.

Net income from GTN was $20 million in the second quarter of 2015, an increase of $5 million compared to the same quarter in 2014. This increase was primarily due to higher transportation revenues from short-term services sold to customers.

Partnership expenses were $12 million in the second quarter of 2015, an increase of $3 million compared to the same period in 2014. The increase was primarily due to higher interest expense related to additional borrowings to fund a portion of the 2014 Bison Acquisition and the 2015 GTN Acquisition and costs related to the 2015 GTN Acquisition.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

For the six months ended June 30, 2015, net income attributable to controlling interests increased by $7 million to $101 million compared to $94 million for the same period in 2014. The increase was primarily the result of 2015 GTN Acquisition, higher net income generated by GTN, partially offset by lower equity earnings from Northern Border and higher Partnership expenses.

Net income from GTN increased by $7 million primarily due to higher revenue from short-term services sold to customers.

Equity earnings from Northern Border decreased by $5 million primarily due to decreased discretionary revenue as a result of milder winter weather during 2015 compared to the winter of 2014.

Partnership expenses were higher due to the increase in interest expense related to additional borrowings to fund a portion of the 2014 Bison Acquisition and the 2015 GTN Acquisition and costs related to the 2015 GTN Acquisition.

Net Income Allocable to Common Units and Net Income Per Common Unit

On April 1, 2015, the Partnership issued Class B units to TransCanada to finance a portion of the 2015 GTN Acquisition entitling TransCanada to an annual distribution based on 30 percent of GTN’s annual distributions as follows:  (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter. Under the terms of the Partnership Agreement, the Class B distribution will be initially calculated to equal 30 percent of GTN’s distributable cash flow for the nine months ending December 31, 2015, less $15 million. The distribution is payable in the first quarter beginning 2016 and annually thereafter.

The Class B units will be entitled to a distribution when the threshold level is achieved as described above.  As a result, we will allocate a portion of the Partnership’s income to the Class B units after such annual threshold is exceeded which will effectively reduce the Net Income Allocable to Common Units and Net Income Per Common Unit. Currently, we expect to allocate a portion of the Partnership’s income to the Class B units beginning third quarter 2015.

During the three months ended June 30, 2015, GTN’s total distributable cash flow was $29 million and therefore no portion of the Partnership’s income was allocated to the Class B units.

Please read Notes 6, 7 and 8 within Item 1. “Financial Statements” for information regarding disclosures on 2015 GTN Acquisition, Issuance of Class B units and Net Income Per Common Unit.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity include distributions received from our investments in partially-owned affiliates, operating cash flows from our subsidiaries, public offerings of debt and equity, term loans and our bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions primarily with operating cash flow. Long-term capital needs may be met through the issuance of long-term debt and/or equity.

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

Issuance of Class B Units

On April 1, 2015, we issued 1,900,000 new Class B units to TransCanada to finance a portion of 2015 GTN Acquisition. The Class B units represent limited partner interests in us and entitle TransCanada to an annual distribution. The Class B units contain no mandatory or optional redemption features and are also non-convertible, non-exchangeable, non-voting and rank equally with common units upon liquidation.

The Class B distribution will be an amount based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter. Under the terms of the Partnership Agreement, the Class B distribution will initially be calculated to equal 30 percent of GTN’s distributable cash flow for the nine months ending December 31, 2015, less $15 million.

Amounts payable to the Class B units will equal the portion of the Partnership’s income allocable to the Class B units for the year ending December 31,  as discussed more fully in Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations - Net Income Allocable to Common Units and Net Income Per Common Unit” and will decrease our non-GAAP financial measure “Partnership Cash Flows” beginning in the first quarter of 2016 and annually thereafter.

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

Partnership cash flows include net income attributable to controlling interests, plus operating cash flows from our wholly-owned subsidiaries, and cash distributions received from our non-wholly owned subsidiaries and equity investments, less equity earnings from unconsolidated affiliates and consolidated subsidiaries’ net income plus net income attributable to non-controlling interests from consolidated subsidiaries, and net of distributions paid to the General Partner.

Partnership cash flows before General Partner distributions represent Partnership cash flows prior to distributions paid to the General Partner. Distributions paid to the General Partner represent the cash distributions paid during the period with respect to its two percent interest plus an amount equal to incentive distributions.

Partnership cash flows and Partnership cash flows before General Partner distributions are provided as a supplement to GAAP financial results and are not meant to be considered in isolation or as substitutes for financial results prepared in accordance with GAAP.

Non-GAAP Measures

Reconciliations of Net Income Attributable to Controlling Interests to Partnership Cash Flows

	Three months ended		Six months ended

(unaudited)	June 30,		June 30,

(millions of dollars except per common unit amounts)	2015	2014	2015	2014
Net income attributable to controlling interests	44	37	101	94

Add:
Cash distributions from GTN (a)	-	25	21	45
Cash distributions from Northern Border (a)	26	26	47	47
Cash distributions from Bison (a)	-	11	-	23
Cash distributions from Great Lakes (a)	14	14	22	19
Cash flows provided by the Partnership’s wholly-owned subsidiaries’ operating activities (b), (c)	66	11	95	24
	106	87	185	158
Less:
Equity earnings :
Northern Border	(15)	(16)	(34)	(39)
Great Lakes	-	(2)	(12)	(12)
	(15)	(18)	(46)	(51)
Less:
Consolidated subsidiaries’ net income
GTN	(20)	(15)	(44)	(37)
Bison	(12)	(11)	(23)	(23)
North Baja	(5)	(6)	(11)	(12)
Tuscarora	(4)	(4)	(8)	(8)
	(41)	(36)	(86)	(80)
Add:
Net income attributable to non-controlling interests	-	8	7	18

Partnership cash flows before General Partner distributions	94	78	161	139
General Partner distributions (d)	(1)	(1)	(2)	(2)
Partnership cash flows (e)	93	77	159	137

Cash distributions declared	(59)	(54)	(114)	(106)
Cash distributions declared per common unit (f)	$0.89	$0.84	$1.73	$1.65
Cash distributions paid	(55)	(52)	(110)	(103)
Cash distributions paid per common unit (f)	$0.84	$0.81	$1.68	$1.62

(a)    In accordance with the cash distribution policies of the respective entities, cash distributions from GTN, Bison, Northern Border and Great Lakes, are based on their respective prior quarter financial results.

(b)    The Partnership’s wholly-owned subsidiaries included in the calculation of this amount were Bison, North Baja and Tuscarora for the three and six months ended June 30, 2015 and North Baja and Tuscarora for the three and six months ended June 30, 2014. See (c) below for inclusion of GTN amounts.

(c)    Beginning April 1, 2015, the Partnership reflected GTN as wholly owned in its financial statements following the acquisition of the remaining 30 percent of GTN. The Partnership received cash distributions during the three months ended June 30, 2015 of $37 million, included in this amount, equal to 100 percent of GTN’s distributable cash flow for the three months ended March 31, 2015 pursuant to the terms of the 2015 GTN Acquisition sale agreement.

(d)    The distributions paid to the General Partner for the three and six months ended June 30, 2015 included an incentive distribution of $0.3 million and $0.6 million, respectively. There were no incentive distributions paid to the General Partner for the three and six months ended June 30, 2014.

(e)    Beginning the first quarter of 2016 and annually thereafter, our Partnership Cash Flows will be impacted by any distributions made to the Class B units. See also Notes 6 and 7 to our financial statements and Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Issuance of Class B Units.”

(f)  Cash distributions declared per common unit and cash distributions paid per common unit are computed by dividing cash distributions, after the deduction of the General Partner’s allocation, by the number of common units outstanding. The General Partner’s allocation is computed based upon the General Partner’s two percent interest plus an amount equal to incentive distributions.

Second Quarter 2015 Compared with Second Quarter 2014

Partnership cash flows increased to $93 million in the second quarter of 2015 compared to $77 million in the same period of 2014. The increase was primarily due to increased cash flows as a result 2014 Bison Acquisition and 2015 GTN Acquisition.

The Partnership paid distributions of $55 million in the second quarter of 2015, an increase of $3 million compared to $52 in the same period in 2014. This increase was due to a $0.03 increase in the distribution per common unit in July 2014, as well as an increase in the number of common units outstanding resulting from the ATM equity issuance program beginning in August 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

For the six months ended June 30, 2015, Partnership cash flows were $159 million, a $22 million increase compared to the $137 million in the same period of 2014. The increase was primarily due to increased cash flows as a result of the 2014 Bison Acquisition and 2015 GTN Acquisition.

The Partnership paid distributions of $110 million for the six months ended June 30, 2015, an increase of $7 million compared to $103 in the same period in 2014. This increase was due to a $0.03 increase in the distribution per common unit in July 2014, as well as an increase in the number of common units outstanding resulting from the ATM equity issuance program beginning in August 2014.

Other Cash Flows

In the first quarter of 2015, the Partnership made an equity contribution of $4 million to Great Lakes, which was used to fund debt repayments.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of June 30, 2015 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

Senior Credit Facility due 2017	200	-	200
Term Loan Facility due 2018	500	-	500
Short-Term Loan Facility due 2015	170	170	-
4.65% Senior Notes due 2021, net	350	-	350
4.375% Senior Notes due 2025, net	349	-	349
Unsecured Term Loan Facility due 2019	75	10	65
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
3.82% Series D Notes due 2017	20	4	16
	1,914	184	1,730

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $200 million was outstanding at June 30, 2015 (December 31, 2014 - $330 million).

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.44 percent and 1.43 percent for the three and six months ended June 30, 2015, respectively (2014 – 1.41 percent).

The LIBOR-based interest rate on the Term Loan Facility averaged 1.44 percent and 1.43 percent for the three and six months ended June 30, 2015, respectively (2014 – 1.41 percent). After hedging activity, the interest rate incurred on the Term Loan Facility averaged 1.84 percent for the three and six months ended June 30, 2015, respectively (2014 – 1.83 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.44 percent at June 30, 2015 (December 31, 2014 – 1.41 percent).

The LIBOR-based interest rate on the Short-Term Loan Facility averaged 1.31 and 1.30 percent for the three and six months ended June 30, 2015, respectively.

The Senior Credit Facility, the Term Loan Facility and Short-Term Loan Facility require the Partnership to maintain a certain leverage ratio [debt to adjusted cash flow (net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains)].  In the quarter in which an acquisition has occurred, and the two quarters following the acquisition, the allowable leverage ratio increases to 5.50 to 1.00. Thereafter, the ratio returns to 5.00 to 1.00. The allowable ratio for the quarter ended June 30, 2015 is 5.50 to 1.00. The leverage ratio was 4.84 to 1.00 as of June 30, 2015.

On March 13, 2015, the Partnership closed a $350 million public offering of senior unsecured notes bearing an interest rate of 4.375 percent maturing March 13, 2025. The net proceeds of $346 million were used to fund a portion of the acquisition of the remaining 30 percent interest of GTN (2015 GTN Acquisition – refer to Note 6 of our financial statements) and to reduce the amount outstanding under our Senior Credit Facility. The indenture for the notes contains customary investment grade covenants.

On June 1, 2015, GTN’s 5.09 percent unsecured Senior Notes matured. Also, on June 1, 2015, GTN entered into a $75 million unsecured variable rate term loan facility (Unsecured Term Loan Facility) with a certain financial institution, which requires yearly principal payments until its maturity on June 1, 2019. The variable interest is based on LIBOR plus an applicable margin. The LIBOR-based interest rate on the Unsecured Term Loan Facility averaged 1.13 percent for the month ended June 30, 2015 and was 1.13 percent at June 30, 2015. GTN’s Senior Notes along with this new Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization.  GTN’s total debt to total capitalization ratio at June 30, 2015 is 43 percent.

Series D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

At June 30, 2015, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” section for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s long-term debt at June 30, 2015 was $1,942 million.

Northern Border’s contractual obligations related to debt as of June 30, 2015 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	-	100
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016	61	-	61
	411	-	411

As of June 30, 2015, $61 million was outstanding under its $200 million revolving credit agreement, leaving $139 million available for future borrowings. The interest rate related to the borrowings on the credit agreement was 1.32 percent as of June 30, 2015 (December 31, 2014 – 1.39). At June 30, 2015, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $16 million as of June 30, 2015 in connection with various capital overhaul and other capital projects.

Great Lakes’ contractual obligations related to debt as of June 30, 2015 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2016 to 2018	27	9	18
9.09% series Senior Notes due 2015 and 2021	70	10	60
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	307	19	288

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $165 million of Great Lakes’ partners’ capital was restricted as to distributions as of June 30, 2015 (December 31, 2014 – $170 million). Great Lakes was in compliance with all of its financial covenants at June 30, 2015.

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

GTN has commitments of $35 million as of June 30, 2015 in connection with the Carty Lateral project,  various capital overhauls and other capital projects.  GTN expects to spend approximately $51 million to build the Carty Lateral, which is expected to be in-service by the end of 2015.

2015 Second Quarter Cash Distribution

On July 23, 2015, the board of directors of our General Partner declared the Partnership’s second quarter 2015 cash distribution in the amount of $0.89 per common unit payable on August 14, 2015 to unitholders of record as of August 4, 2015. The declared distribution reflects a $0.05 per common unit increase to the quarterly distribution. The second quarter 2015 distribution exceeded the first and second target of the General Partner’s IDRs by $0.07 and $0.01 per common unit, respectively resulting in an increase in the distribution on the General Partner interest from 2 percent to 15 percent on the incremental distribution in excess of the first target and from 15 percent to 25 percent on the incremental distribution in excess of the second target.

RELATED PARTY TRANSACTIONS

Please read Note 11 within Item 1. “Financial Statements” for information regarding related party transactions.

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

As of June 30, 2015, the Partnership’s interest rate exposure results from our floating rate Senior Credit Facility, Term Loan Facility, Short-Term Loan Facility, and effective June 1, 2015, GTN’s Unsecured Term Facility under which $795 million (December 31, 2014 – $850 million), or 42 percent (December 31, 2014 – 50 percent) of our outstanding debt was subject to variability in LIBOR interest rates. As of June 30, 2015 and December 31, 2014, the variable interest rate exposure related to $150 million of the $500 million Term Loan Facility was hedged by fixed interest rate swap arrangements. If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at June 30, 2015, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $8 million.

As of June 30, 2015, $61 million, or 15 percent, of Northern Border’s outstanding debt was at floating rates (December 31, 2014 – $61 million or 15 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at June 30, 2015, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.

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

The Partnership hedged interest payments on $150 million of variable-rate Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At June 30, 2015, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $2 million (both on a gross and net basis) (December 31, 2014 –$1 million). For the three and six months ended June 30, 2015, the Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges (2014 – nil). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was nil and a loss of $1 million for the three and six months ended June 30, 2015, respectively (2014 – $1 million). For the three and six months ended June 30, 2015, the net realized loss related to the interest rate swaps was nil and $1 million, respectively, and was included in financial charges and other (2014 – $1 million).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of June 30, 2015 and December 31, 2014.

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

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At June 30, 2015, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At June 30, 2015, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $33 million and two of our customers, Anadarko Energy Services Company and Pacific Gas and Electric Company, each owed us approximately $4 million, which represented greater than 10 percent of our accounts receivable.

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At June 30, 2015, the Partnership had a committed revolving bank line of $500 million maturing in 2017 and the outstanding balance on this facility was $200 million. In addition, at June 30, 2015, Northern Border had a committed revolving bank line of $200 million maturing in 2016 and $61 million was drawn.

Item 4.                                 Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the management of our General Partner, including the principal executive officer and principal financial officer, evaluated as of the end of the period covered by this report the effectiveness of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon and as of the date of the evaluation, the management of our General Partner, including the principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to provide reasonable assurance that the information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act, is (a) recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and forms and (b) accumulated and communicated to the management of our General Partner, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Great Lakes v. Essar Steel Minnesota LLC, et al. – On May 4, 2015, the U.S. District Court, District of Minnesota, denied Essar’s motion to dismiss for lack of subject matter jurisdiction and scheduled a status conference on May 13, 2015 to set a date for trial on the outstanding issue of damages.  A trial was set for August 2015.

State of South Dakota Use Tax Appeal - On August 5, 2015, the South Dakota Supreme Court issued its decision in Northern Border Pipeline Company v. South Dakota Department of Revenue, ruling that the South Dakota Department of Revenue could not assess use tax on gas burned in compressors on Northern Border’s pipeline located in South Dakota because Northern Border did not own the gas.  The opinion affirmed the Circuit Court’s reversal of the use tax assessment by the Department of Revenue.

In addition to the above written matter, we and our pipeline systems are parties to lawsuits and governmental proceedings that arise in the ordinary course of our business.

Item 6.	Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

No.	Description

3.1	Third Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP dated April 1, 2015 (incorporated by reference from Exhibit 3.1 to TC PipeLines, LP Form 8-K filed April 1, 2015).
10.1*	Contribution Agreement dated April 1, 2015 by and among TC PipeLines, LP, TC PipeLines GP, Inc. and TC PipeLines Intermediate Limited Partnership.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August 2015.

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By:	/s/ Steven D. Becker

Steven D. Becker
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:	/s/ Nathaniel A. Brown

Nathaniel A. Brown
Controller
TC PipeLines GP, Inc. (Principal Financial Officer)

EXHIBIT INDEX

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

No.	Description

3.1	Third Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP dated April 1, 2015 (incorporated by reference from Exhibit 3.1 to TC PipeLines, LP Form 8-K filed April 1, 2015).
10.1*	Contribution Agreement dated April 1, 2015 by and among TC PipeLines, LP, TC PipeLines GP, Inc. and TC PipeLines Intermediate Limited Partnership.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.