Form 10-Q
period 2015-09-30
TC PIPELINES LP
filed 2015-11-06
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☐                    No ☒

As of November 2, 2015, there were 64,179,181 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Acquisition	Acquisition of an additional 45 percent membership interest in each of GTN and Bison by the Partnership to increase ownership to 70 percent on July 1, 2013
2013 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
2014 Bison Acquisition	Partnership’s acquisition of the remaining 30 percent interest in Bison on October 1, 2014
2015 GTN Acquisition	Partnership’s acquisition of the remaining 30 percent interest in GTN on April 1, 2015
2015 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated September 30, 2015
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market equity issuance program
Bison	Bison Pipeline LLC
Carty Lateral	GTN lateral pipeline in north-central Oregon that delivers natural gas to a power plant owned by Portland General Electric Company
Consolidated Subsidiaries	GTN, Bison, North Baja and Tuscarora
DOT	U.S. Department of Transportation
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
IDRs	Incentive Distribution Rights
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja and Tuscarora
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of the Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
PNGTS	Portland Natural Gas Transmission System
PNGTS Acquisition	Partnership’s acquisition of a 49.9 percent interest in PNGTS
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior facility under revolving credit agreement as amended and restated, dated November 20, 2012
Short-Term Loan Facility	TC PipeLines, LP’s short-term loan facility under loan agreement dated October 1, 2014
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America

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

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended				Nine months ended
(unaudited)	September 30,				September 30,
(millions of dollars, except per common unit amounts)	2015		2014		2015		2014

Transmission revenues	83		80		255		249

Equity earnings from unconsolidated affiliates (Note 4)	17		15		63		66
Operation and maintenance expenses	(12)		(14)		(36)		(38)
Property taxes	(5)		(5)		(16)		(17)
General and administrative	(1)		(5)		(5)		(8)
Depreciation	(21)		(21)		(63)		(64)
Financial charges and other (Note 14)	(12)		(11)		(41)		(37)
Net income	49		39		157		151

Net income attributable to non-controlling interests	-		8		7		26

Net income attributable to controlling interests	49		31		150		125

Calculation of net income attributable to common units

Net income attributable to controlling interests	49		31		150		125
Less: Net income attributable to the General Partner, including incentive distributions	2		1		5		3
Net income attributable to the Class B units	2		-		2		-
Net income attributable to common units (Note 8)	45		30		143		122

Weighted average common units outstanding – basic and diluted (millions)	64.	0	62.	6	63.	8	62.	4

Net income per common unit (Note 8) – basic and diluted	$0.	70	$0.	48	$2.2	3	$1.9	6

Common units outstanding, end of period (millions)	64.	0	63.	6	64.	0	63.	6

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2015	2014	2015	2014

Net income	49	39	157	151
Other comprehensive income
Change in fair value of cash flow hedges (Note 12)	(1)	-	(2)	(1)
Comprehensive income	48	39	155	150

Comprehensive income attributable to non-controlling interests	-	8	7	26

Comprehensive income attributable to controlling interests	48	31	148	124

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	September 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	28	26
Accounts receivable and other (Note 13)	31	35
Inventories	7	7
	66	68
Investments in unconsolidated affiliates (Note 4)	1,151	1,177
Plant, property and equipment
(Net of $790 accumulated depreciation; 2014 - $737)	1,953	1,968
Goodwill	130	130
Other assets	8	6
	3,308	3,349

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	30	23
Accounts payable to affiliates (Note 11)	8	15
Accrued interest	12	4
Short-term loan (Note 5)	-	170
Current portion of long-term debt (Note 5)	14	79
	64	291
Long-term debt (Note 5)	1,890	1,446
Other liabilities	27	26
	1,981	1,763
Partners’ Equity
Common units	1,205	1,325
Class B units (Notes 6 and 7)	97	-
General partner	29	29
Accumulated other comprehensive loss	(4)	(2)
Controlling interests	1,327	1,352
Non-controlling interests	-	234
	1,327	1,586
	3,308	3,349

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
(unaudited)	September 30,
(millions of dollars)	2015	2014

Cash Generated From Operations
Net income	157	151
Depreciation	63	64
Amortization of debt issue costs (Note 14)	1	1
Accruals for costs related to the 2014 Bison Acquisition	-	2
Change in other liabilities	-	1
Equity allowance for funds used during construction	(1)	-
Change in operating working capital (Note 10)	9	36
	229	255
Investing Activities
Cumulative distributions in excess of equity earnings:
Northern Border	18	15
Great Lakes	12	10
Investment in Great Lakes	(4)	(4)
Adjustment to the 2013 Acquisition (Note 11)	-	(25)
Acquisition of the remaining 30 percent interest in GTN (Note 6)	(264)	-
Capital expenditures	(45)	(8)
Other	1	1
	(282)	(11)
Financing Activities
Distributions paid (Note 9)	(169)	(157)
Distributions paid to non-controlling interests	(9)	(42)
ATM equity issuance, net (Note 7)	26	73
Equity contribution by the General Partner (Note 6)	2	-
Long-term debt issued, net of discount	598	15
Long-term debt repaid	(390)	(60)
Debt issuance costs	(3)	-
	55	(171)
Increase/(decrease) in cash and cash equivalents	2	73
Cash and cash equivalents, beginning of period	26	25
Cash and cash equivalents, end of period	28	98

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Limited Partners
(unaudited)	Common Units		Class B Units		General Partner	Accumulated Other Comprehensive	Non- Controlling Interest	Total Equity
						Loss (a)
	(millions of units)	(millions of dollars)	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of dollars)

Partners’ Equity at	63.6	1,325	-	-	29	(2)	234	1,586
December 31, 2014
Issuance of Class B Units	-	-	1.9	95	-	-	-	95
(Note 6 and 7)
Net income	-	143	-	2	5	-	7	157
Other Comprehensive Loss	-	-	-	-	-	(2)	-	(2)
ATM Equity Issuance, net	0.4	25	-	-	1	-	-	26
(Note 7)
Acquisition of the remaining	-	(124)	-	-	(3)	-	(232)	(359)
30 percent interest in
GTN (Note 6)
Equity Contribution	-	-	-	-	2	-	-	2
(Note 6)
Distributions	-	(164)	-	-	(5)	-	(9)	(178)
Partners’ Equity at September 30, 2015	64.0	1,205	1.9	97	29	(4)	-	1,327

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

NOTE 2        SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. That report contains a more comprehensive summary of the Partnership’s significant accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, and considered necessary to present fairly the financial position of the Partnership, the results of operations and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain items from that Note are repeated or updated below as necessary to assist in understanding the accompanying financial statements.

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

Consolidation

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810),” an amendment of previously issued guidance on consolidation. This updated guidance requires that an entity evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance is effective from January 1, 2016 and early application is permitted. Application of this amendment could be performed using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Alternatively, the amendment could be applied retrospectively. The Partnership is currently evaluating the impact of the adoption of this ASU and has not yet determined the effect on its consolidated financial statements.

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

Business Combinations

In September 2015, the FASB issued ASU No. 2015-16 “Business Combinations (Topic 805),” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amended guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance is effective January 1, 2016 and will be applied prospectively.

NOTE 4        INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Northern Border and Great Lakes are regulated by FERC and are operated by TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees.

	Ownership	Equity Earnings from Unconsolidated Affiliates				Investments in Unconsolidated Affiliates
	Interest at	Three months		Nine Months
(unaudited)	September 30,	ended September 30,		ended September 30,		September 30,	December 31,
(millions of dollars)	2015	2015	2014	2015	2014	2015	2014

Northern Border (a)	50%	16	14	50	53	487	505
Great Lakes	46.45%	1	1	13	13	664	672

		17	15	63	66	1,151	1,177

(a)             Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

Northern Border

The Partnership does not have undistributed earnings from Northern Border for the nine months ended September 30, 2015 and 2014.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	September 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	40	41
Other current assets	33	34
Plant, property and equipment, net	1,135	1,163
Other assets	18	34
	1,226	1,272

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	50	64
Deferred credits and other	25	22
Long-term debt, including current maturities	411	411
Partners’ equity
Partners’ capital	742	777
Accumulated other comprehensive loss	(2)	(2)
	1,226	1,272

	Three months ended		Nine months ended

(unaudited)	September 30,		September 30,

(millions of dollars)	2015	2014	2015	2014

Transmission revenues	71	66	215	221
Operating expenses	(17)	(16)	(51)	(50)
Depreciation	(16)	(15)	(45)	(44)
Financial charges and other	(6)	(8)	(17)	(20)
Net income	32	27	102	107

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2015. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership does not have undistributed earnings from Great Lakes for the nine months ended September 30, 2015 and 2014.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	September 30, 2015	December 31, 2014

ASSETS
Current assets	67	66
Plant, property and equipment, net	730	748
	797	814

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	48	38
Long-term debt, including current maturities	307	316
Partners’ equity	442	460
	797	814

	Three months ended		Nine months ended

(unaudited)	September 30,		September 30,

(millions of dollars)	2015	2014	2015	2014

Transmission revenues	29	29	105	106
Operating expenses	(15)	(14)	(40)	(38)
Depreciation	(7)	(7)	(21)	(21)
Financial charges and other	(5)	(6)	(17)	(19)
Net income	2	2	27	28

NOTE 5        DEBT AND CREDIT FACILITIES

(unaudited)
(millions of dollars)	September 30, 2015	December 31, 2014

Senior Credit Facility due 2017	190	330
2013 Term Loan Facility due 2018	500	500
Short Term Loan Facility due 2015	-	170
2015 Term Loan Facility due 2018	170	-
4.65% Unsecured Senior Notes due 2021, net of discount (2015 and 2014 – nil)	350	350
4.375% Unsecured Senior Notes due 2025, net of $1 million discount	349	-
5.09% Unsecured Senior Notes due 2015	-	75
5.29% Unsecured Senior Notes due 2020	100	100
5.69% Unsecured Senior Notes due 2035	150	150
Unsecured Term Loan Facility due 2019	75	-
3.82% Series D Senior Notes due 2017	20	20
	1,904	1,695
Less: current portion	14	249
	1,890	1,446

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $190 million was outstanding at September 30, 2015 (December 31, 2014 - $330 million), leaving $310 million available for future borrowing.

The London Interbank Offered Rate (LIBOR) based interest rate on the Senior Credit Facility averaged 1.44 percent and  1.43 percent for the three and nine months ended September 30, 2015, respectively (2014 – 1.41 percent). The LIBOR-based interest rate was 1.45 percent at September 30, 2015 (December 31, 2014 – 1.41 percent).

The LIBOR-based interest rate on the 2013 Term Loan Facility  averaged 1.44 percent for the both three and nine months ended September 30, 2015 (2014 – 1.41 percent). After hedging activity, the interest rate incurred on the 2013 Term Loan Facility averaged 1.85 percent and 1.84 percent for the three and nine months ended September 30, 2015, respectively (2014 – 1.83 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.45 percent at September 30, 2015 (December 31, 2014 – 1.41 percent).

The LIBOR-based interest rate on the Short-Term Loan Facility averaged 1.32 percent and 1.31 percent for the three and nine months ended September 30, 2015, respectively and was 1.32 percent at September 30, 2015 (December 31, 2014 – 1.28 percent).

On September 30, 2015, the Partnership entered into an agreement for a $170 million term loan credit facility (2015 Term Loan Facility). The Partnership borrowed $170 million under the 2015 Term Loan Facility to refinance its Short-Term Loan Facility which matured on September 30, 2015.  The 2015 Term Loan Facility matures on October 1, 2018. The LIBOR-based interest rate on the 2015 Term Loan Facility was 3.40 percent at September 30, 2015 and reduced to a LIBOR plus a margin of 1.15 percent on October 5, 2015.

The 2013 Term Loan Facility and the 2015 Term Loan Facility (Term Loan Facilities) and the Senior Credit Facility  require the Partnership to maintain a certain leverage ratio (debt to adjusted cash flow [net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains]).  In the quarter in which an acquisition has occurred, and the two quarters following the acquisition, the allowable leverage ratio increases to 5.50 to 1.00. Thereafter, the ratio returns to 5.00 to 1.00. The allowable ratio for the quarter ended September 30, 2015 is 5.50 to 1.00. The leverage ratio was 4.71 to 1.00 as of September 30, 2015.

On March 13, 2015, the Partnership closed a $350 million public offering of senior unsecured notes bearing an interest rate of 4.375 percent maturing March 13, 2025. The net proceeds of $346 million were used to fund a portion of the acquisition of the remaining 30 percent interest in GTN (refer to Note 6) and to reduce the amount outstanding under our Senior Credit Facility. The indenture for the notes contains customary investment grade covenants.

On June 1, 2015, GTN’s 5.09 percent unsecured Senior Notes matured. Also, on June 1, 2015, GTN entered into a $75 million unsecured variable rate term loan facility (Unsecured Term Loan Facility), which requires yearly principal payments until its maturity on June 1, 2019. The variable interest is based on LIBOR plus an applicable margin. The LIBOR-based interest rate on the Unsecured Term Loan Facility for the three and nine months ended September 30, 2015 averaged 1.14 percent and was 1.15 percent at September 30, 2015. GTN’s Unsecured Senior Notes, along with this new Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization.  GTN’s total debt to total capitalization ratio at September 30, 2015 is 44 percent.

The Series D Senior Notes, which require yearly principal payments until maturity, are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

At September 30, 2015, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Third Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)

2015	4
2016	14
2017	212
2018	690
2019	35
2020	100
Thereafter	849
1,904

NOTE 6        GTN ACQUISITION

On April 1, 2015, the Partnership acquired the remaining 30 percent interest in GTN from a subsidiary of TransCanada (2015 GTN Acquisition), which resulted in GTN being wholly-owned by the Partnership. The total purchase price of the 2015 GTN Acquisition was $446 million plus the final purchase price adjustment of $11 million, for a total of $457 million. The purchase price consisted of $264 million in cash (including the final purchase price adjustment of $11 million), the assumption of $98 million in proportional GTN debt and the issuance of 1,900,000 new Class B units to TransCanada valued at $50 each, representing a limited partner interest in the Partnership with a total value of $95 million.

The Partnership funded the cash portion of the transaction using a portion of the proceeds received on our March 13, 2015 debt offering (refer to Note 5). The Class B units entitle TransCanada to a distribution based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter. Under the terms of the Partnership Agreement, the Class B distribution will be initially calculated to equal 30 percent of GTN’s distributable cash flow for the nine months ending December 31, 2015, less $15 million.

Prior to this transaction, the remaining 30 percent interest held by a subsidiary of TransCanada was reflected as a non-controlling interest in the Partnership’s consolidated financial statements. The 2015 Acquisition of this already-consolidated entity was accounted as a transaction between entities under common control, similar to a pooling of interests, whereby the acquired interest was recorded at TransCanada’s carrying value and the total excess purchase price paid was recorded as a reduction in Partners’ Equity.

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

NOTE 7        PARTNERS’ EQUITY

ATM equity issuance program (ATM program)

For the nine months ended September 30, 2015, we issued 396,205 common units under our ATM program generating net proceeds of approximately $25 million, plus $1 million from the General Partner to maintain its effective two percent interest. The commissions to our sales agents for the nine months ended September 30, 2015 were approximately $256,000. The net proceeds were used for general partnership purposes.

Issuance of Class B units

On April 1, 2015, we issued Class B units to TransCanada to finance a portion of the 2015 GTN Acquisition. The Class B units entitle TransCanada to an annual distribution which is an amount based on 30 percent of cash distributions from GTN above certain annual thresholds (refer to Note 6). The Class B units contain no mandatory or optional redemption features and are also non-convertible, non-exchangeable, non-voting and rank equally with common units upon liquidation.

The Class B units’ equity account will be increased by the excess of 30 percent of GTN’s distributions over the annual threshold until such amount is declared for distribution and paid in the first quarter beginning 2016 and annually thereafter.

NOTE 8        NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income attributable to controlling interests, after deduction of amounts attributable to the General Partner and Class B units by the weighted average number of common units outstanding.

The amounts allocable to the General Partner equals an amount based upon the General Partner’s effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement. Incentive distributions allocated to the General Partner for the three and nine months ended September 30, 2015, were $1 million and $2 million, respectively (2014 – nil).

The amount allocable to the Class B units in 2015 equals an amount based upon 30 percent of GTN’s distributable cash flow during the nine months ending December 31, 2015  less $15 million (refer to Note 6).

Net income per common unit was determined as follows:

	Three months ended		Nine months ended

(unaudited)	September 30,		September 30,

(millions of dollars, except per common unit amounts)	2015	2014	2015	2014

Net income attributable to controlling interests	49	31	150	125
Net income attributable to the General Partner	(1)	(1)	(3)	(3)
Incentive distributions attributable to the General Partner (a)	(1)	-	(2)	-
Net income attributable to the Class B units (b)	(2)	-	(2)	-
Net income attributable to common units	45	30	143	122
Weighted average common units outstanding (millions) – basic and diluted	64.0	62.6	63.8	62.4
Net income per common unit – basic and diluted	$0.70	$0.48	$2.23	$1.96

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

(b)             As discussed in Notes 6 and 7, the Class B units entitle TransCanada to a distribution which is an amount based on 30 percent of GTN’s distributions after achieving certain annual thresholds.  The distribution will be payable in the first quarter with respect to the prior year’s distributions. Consistent with the application of Accounting Standards Codification (ASC) Topic 260 - “Earnings per share,” the Partnership will allocate a portion of net income attributable to controlling interests to the Class B units upon 30 percent of GTN’s total distributable cash flows exceeding $15 million for the nine month period ending December 31, 2015.

During the six months ended September 30, 2015, 30 percent of GTN’s total distributable cash flow was $17 million. As a result, $2 million of net income attributable to controlling interests was allocated to the Class B units for both the three and nine months ended September 30, 2015.

NOTE 9        CASH DISTRIBUTIONS

In the three and nine months ended September 30, 2015, the Partnership distributed $0.89 and $2.57 per common unit, respectively (2014 – $0.84 and $2.46 per common unit) for a total of $59 million and $169 million, respectively (2014 - $54 million and $157 million). The distributions paid in the three and nine months ended September 30, 2015 included an incentive distribution to the General Partner of approximately $0.9 million and $1.5 million, respectively (2014 - $0.3 million).

NOTE 10      CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Nine months ended September 30,
(millions of dollars)	2015	2014

Change in accounts receivable and other	4	5
Change in accounts payable and accrued liabilities	4(a)	10
Change in accounts payable to affiliates	(7)	13
Change in accrued interest	8	8
Change in operating working capital	9	36

(a)    Excludes certain non-cash items primarily related to accruals of $3 million for construction of GTN’s Carty Lateral.

NOTE 11      RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million and $2 million for the three and nine months ended September 30, 2015, respectively (2014 – $1 million and $2 million).

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three and nine months ended September 30, 2015 and 2014 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at September 30, 2015 and December 31, 2014 are summarized in the following tables:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2015	2014	2015	2014

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	7	7	21	22
Northern Border (a)	10	9	26	26
GTN (a)	8	8	22	21
Bison (a)	1	2	3	4
North Baja	1	1	4	3
Tuscarora	1	1	3	3
Impact on the Partnership’s net income:
Great Lakes	3	3	9	10
Northern Border	3	4	10	11
GTN (b)	6	5	17	14
Bison(c)	1	1	3	3
North Baja	1	1	4	3
Tuscarora	1	1	3	3

(a)              Represents 100 percent of the costs.

(b)             In April 2015, the Partnership acquired the remaining 30 percent interest in GTN.

(c)              In October 2014, the Partnership acquired the remaining 30 percent interest in Bison.

(unaudited)
(millions of dollars)	September 30, 2015	December 31, 2014

Amount payable to TransCanada’s subsidiaries for costs charged in the period by:
Great Lakes (a)	5	9
Northern Border (a)	7	10
GTN	5	10
Bison	1	2
North Baja	1	1
Tuscarora	1	1

(a)              Represents 100 percent of the costs.

Great Lakes’ earns revenues from TransCanada and its affiliates under transportation contracts on multiple paths at various rates. Great Lakes earned $18 million and $65 million of transportation revenues under these contracts for the three and nine months ended September 30, 2015, respectively (2014 - $13 million and $48 million). These amounts represent 62 percent of total revenues earned by Great Lakes for the three and nine months ended

September 30, 2015, respectively (2014 – 46 percent). Great Lakes also earned nil and $1 million of affiliated rental revenue for the three and nine months ended September 30, 2015, respectively (2014 – nil and $1 million).

Revenue from TransCanada and its affiliates of $9 million and $31 million are included in the Partnership’s equity earnings from Great Lakes for the three and nine months ended September 30, 2015, respectively (2014 - $6 million and $23 million). At September 30, 2015, $30 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2014 - $15 million).

Effective November 1, 2014, Great Lakes executed contracts with an affiliate, ANR Pipeline Company (ANR), to provide firm service in Michigan and Wisconsin.  These contracts were at the maximum FERC authorized rate and were intended to replace historical contracts.  On December 3, 2014, the FERC accepted and suspended Great Lakes’ tariff records to become effective May 3, 2015, subject to refund.  On February 2, 2015, FERC issued an Order granting a rehearing and clarification request submitted by Great Lakes, which allowed additional time for FERC to consider Great Lakes’ request.  Following extensive discussions with numerous shippers and other stakeholders, on April 20, 2015, ANR filed a settlement with FERC that included an agreement by ANR to pay Great Lakes the difference between the historical and maximum rates (ANR Settlement). Great Lakes provided service to ANR under multiple service agreements and rates through May 3, 2015 when Great Lakes’ tariff records became effective and subject to refund.  Great Lakes deferred an approximate $9 million of revenue related to services performed in 2014 and approximately $14 million of additional revenue related to services performed through May 3, 2015 under such agreements. On October 15, 2015, FERC accepted and approved the ANR Settlement.  As a result, Great Lakes will recognize the deferred transportation revenue of approximately $23 million in the fourth quarter of 2015.

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

(b) Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and other, accounts payable and accrued liabilities, accounts payable to affiliates and accrued interest approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The fair value of interest rate derivatives is calculated using the income approach, which uses period-end market rates and applies a discounted cash flow valuation model.

The estimated fair value of the Partnership’s debt as at September 30, 2015 and December 31, 2014 are as follows:

(unaudited)	September 30, 2015		December 31, 2014
(millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Credit Facility due 2017	190	190	330	330
2013 Term Loan Facility due 2018	500	500	500	500
Short-Term Loan Facility due 2015	-	-	170	170
2015 Term Loan due 2018	170	170	-	-
4.65% Senior Notes due 2021, net	350	347	350	375
4.375% Senior Notes due 2025, net	349	330	-	-
5.09% Unsecured Senior Notes due 2015	-	-	75	76
Unsecured Term Loan facility due 2019	75	75	-	-
5.29% Unsecured Senior Notes due 2020	100	109	100	111
5.69% Unsecured Senior Notes due 2035	150	158	150	168
3.82% Series D Senior Notes due 2017	20	21	20	21
	1,904	1,900	1,695	1,751

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on $150 million of the variable-rate 2013 Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At September 30, 2015, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $3 million (both on a gross and net basis) (December 31, 2014 - $1 million). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three and nine months ended September 30, 2015 and 2014. The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of $1 million and $2 million for the three and nine months ended September 30, 2015, respectively (2014 – nil and a loss of $1 million). For the three and nine months ended September 30, 2015, the net realized loss related to the interest rate swaps was $1 million and $2 million, respectively, and was included in financial charges and other (2014 – $1 million and $2 million) (refer to Note 14).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of September 30, 2015 and December 31, 2014.

NOTE 13                  ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	September 30, 2015	December 31, 2014

Trade accounts receivable, net of allowance of nil	27	30
Accounts receivable from affiliates	1	1
Other	3	4
	31	35

NOTE 14                  FINANCIAL CHARGES AND OTHER

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2015	2014	2015	2014

Interest Expense	15	11	43	35
Amortization of debt issue costs	-	-	1	1
Net realized loss related to the interest rate swaps	1	1	2	2
Other Income	(4)	(1)	(5)	(1)
	12	11	41	37

NOTE 15                  CONTINGENCIES

Employees Retirement System of the City of St. Louis v. TC PipeLines GP, Inc., et al.  On October 13, 2015, an alleged unitholder of the Partnership filed a class action and derivative complaint in the Delaware Court of Chancery against the General Partner, TransCanada American Investments, Ltd. (TAIL) and TransCanada, and the Partnership as a nominal defendant.   The complaint alleges direct and derivative claims for breach of contract, breach of the duty of good faith and fair dealing, aiding and abetting breach of contract, and tortious interference in connection with the 2015 GTN Acquisition, including the issuance by the Partnership of $95 million in Class B Units and amendments to the Partnership Agreement to provide for the issuance of the Class B Units.   Plaintiff seeks, among other things, to enjoin future issuances of Class B Units to TransCanada or any of its subsidiaries, disgorgement of certain distributions to the General Partner, TransCanada and any related entities, return of some or all of the Class B Units to the Partnership, rescission of the amendments to the Partnership Agreement, monetary damages and attorney fees.   The Partnership intends to defend vigorously against the claims asserted.

NOTE 16                  SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through November 6, 2015, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On October 22, 2015, the board of directors of our General Partner declared the Partnership’s third quarter 2015 cash distribution in the amount of $0.89 per common unit payable on November 13, 2015 to unitholders of record as of November 3, 2015.

Northern Border declared its third quarter 2015 distribution of $45 million on October 23, 2015, of which the Partnership will receive its 50 percent share or $23 million on November 2, 2015.

Great Lakes declared its third quarter 2015 distribution of $7 million on October 23, 2015, of which the Partnership will receive its 46.45 percent share or $3 million on November 2, 2015.

On October 9, 2015 Northern Border closed on the renewal and extension of its $200 million revolving credit facility that was to expire in 2016 for an additional five years, maturing October 9, 2020.

On November 5, 2015, we entered into an agreement with TransCanada to acquire a 49.9 percent interest in the Portland Natural Gas Transmission System (PNGTS) for $223 million including approximately $35 million in proportionate PNGTS debt (PNGTS Acquisition).  PNGTS is a high-capacity, high-pressure interstate natural gas pipeline which began serving New England’s energy needs in March, 1999. The pipeline connects with the TransQuebec and Maritimes Pipeline at the Canadian border and shares facilities with the Maritimes and Northeast Pipeline from Westbrook, Maine to a connection with the Tennessee Gas Pipeline System near Boston, MA.  The purchase agreement provides for additional payments to TransCanada ranging from $5 million up to a total of $50 million if pipeline capacity is expanded to various thresholds during the fifteen year period following the date of closing.  The transaction is expected to close at the end of 2015.  The Partnership plans to finance the acquisition with a combination of debt and equity.

The transaction was approved by the Board of Directors of the general partner, following approval and recommendation from the Board’s conflicts committee, which is comprised entirely of independent directors.

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

On July 23, 2015, the board of directors of our General Partner declared the Partnership’s second quarter 2015 cash distribution in the amount of $0.89 per common unit, payable on August 14, 2015 to unitholders of record as of August 4, 2015. The declared distribution reflected a $0.05 per common unit increase to the first quarter 2015 cash distribution.

On October 22, 2015, the board of directors of our General Partner declared the Partnership’s third quarter 2015 cash distribution in the amount of $0.89 per common unit payable on November 13, 2015 to unitholders of record as of November 3, 2014.

The first quarter 2015 distribution exceeded the first target of the General Partner’s IDRs by $0.03 per common unit, resulting in an increase in the distribution on the General Partner interest from 2 percent to 15 percent on the incremental distribution in excess of the first target.

The second and third quarter 2015 distribution exceeded the first and second targets of the General Partner’s IDRs by $0.07 and $0.01 per common unit, respectively, resulting in an increase in the distribution on the General Partner interest from 2 percent to 15 percent on the incremental distribution in excess of the first target and from 15 percent to 25 percent on the incremental distribution in excess of the second target.

Debt Offering – On March 13, 2015, the Partnership closed a $350 million public offering of senior unsecured notes bearing an interest rate of 4.375 percent maturing March 13, 2025. The net proceeds of $346 million were used to fund a portion of the 2015 GTN Acquisition and reduce the amount outstanding under our Senior Credit Facility.

GTN Acquisition – On April 1, 2015, the Partnership acquired the remaining 30 percent interest in GTN from a subsidiary of TransCanada. The total purchase price of the 2015 GTN Acquisition was $446 million plus purchase price adjustments. The purchase price consisted of $264 million in cash (including the final purchase price adjustment of $11 million), the assumption of $98 million in proportional GTN debt and the issuance of $95 million of new Class B units to TransCanada. The Class B units entitle TransCanada to a distribution based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter. This acquisition is expected to improve the Partnership’s long-term cash flow stability and predictability.

GTN Settlement – On June 30, 2015, FERC approved GTN’s rate settlement as filed on April 23, 2015.  The rate settlement satisfies GTN’s obligations from its 2011 rate settlement for new rates to be in effect on January 1, 2016, and the 2015 settlement reduced rates on the mainline by three percent on July 1, 2015.  In January 2016, GTN’s rates will decrease a further 10 percent and will continue in effect through December 31, 2019. Unless superseded by a subsequent rate case or settlement, GTN’s rates will decrease an additional eight percent for the period January 1, 2020 through December 31, 2021 when GTN will be required to establish new rates. We expect any near term impact of the rate reduction to GTN’s revenue will in part be offset by increased contracting and other revenue opportunities on the system as well as revenue from Carty Lateral which was placed in-service in October 2015.

2015 Term Loan Facility – On September 30, 2015, the Partnership refinanced its maturing $170 million short-term loan with a three-year term loan maturing on October 1, 2018. The outstanding principal bears interest based on LIBOR plus an applicable margin.

Great Lakes - On October 15, 2015, FERC approved a settlement regarding transportation service rates payable to Great Lakes, from its TransCanada affiliate, ANR Pipeline Company.  As a result of this settlement, Great Lakes will recognize the deferred transportation revenue of approximately $23 million in the fourth quarter of 2015, inclusive of an approximate $9 million of revenue related to services performed in 2014.  Please read Note 11- Related Party Transactions within Item 1.”Financial Statements” of this document for detailed disclosure regarding Great Lakes suspended contracts with ANR.

GTN Carty Lateral - In October 2015, GTN placed the Carty Lateral in-service. The lateral was constructed in north-central Oregon to deliver natural gas to an electric generation facility owned by Portland General Electric Company. Portland General Electric Company has a 30-year contract for 100 percent of Carty Lateral’s capacity and a 20-year GTN mainline contract for 75,000 dekatherms/day beginning in May 2016.

PNGTS Acquisition - On November 5, 2015, we entered into an agreement with TransCanada to acquire a 49.9 percent interest in the PNGTS for $223 million including approximately $35 million in proportionate PNGTS debt.  PNGTS is a high-capacity, high-pressure interstate natural gas pipeline which began serving New England’s energy needs in March, 1999. The pipeline connects with the TransQuebec and Maritimes Pipeline at the Canadian border and shares facilities with the Maritimes and Northeast Pipeline from Westbrook, Maine to a connection with the Tennessee Gas Pipeline System near Boston, MA.  The purchase agreement provides for additional payments to TransCanada ranging from $5 million up to a total of $50 million if pipeline capacity is expanded to various thresholds during the fifteen year period following the date of closing.  The transaction is expected to close at the end of 2015.  The Partnership plans to finance the acquisition with a combination of debt and equity.

The transaction was approved by the Board of Directors of the general partner, following approval and recommendation from the Board’s conflicts committee which is comprised entirely of independent directors.

Outlook of Our Business

TransCanada, the ultimate parent company of our General Partner, is currently executing a large capital program that includes 12 billion Canadian dollars of near-term growth projects together with a number of other growth initiatives, including 35 billion Canadian dollars of large-scale commercially secured projects. TransCanada’s management has expressed its intent to drop down all of TransCanada’s remaining U.S. natural gas pipeline assets into the Partnership to assist in funding its capital program and increase the size and diversity of the Partnership’s asset base. There can be no assurance when any dropdowns may occur.

The Partnership’s financial performance is expected to benefit from acquisitions including the recently announced acquisition of a 49.9 percent interest in PNGTS from TransCanada. Despite uncertainty in energy commodity prices, our portfolio of six FERC-regulated interstate natural gas pipelines, five of which are backed by long-term, ship-or-pay contracts, is expected to deliver generally stable results in the remainder of 2015.

HOW WE EVALUATE OUR OPERATIONS

We evaluate our business primarily on the basis of the underlying operating results for each of our pipeline systems along with a measure of our earnings before interest, taxes, depreciation and amortization (EBITDA) and distributable cash flow. These measures do not have a standardized meaning prescribed by GAAP. Therefore, these measures are considered to be non-GAAP measures and are unlikely to be comparable to similar measures presented by other entities. Refer to “Non-GAAP Financial Measures” for additional information.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting policies and estimates during the three and nine months ended September 30, 2015.

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

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2015	2014	2015	2014

Net income:
GTN	21	16	65	53
Bison	12	12	36	35
North Baja	8	6	18	18
Tuscarora	4	3	13	12
Equity earnings:
Northern Border	16	14	50	53
Great Lakes	1	1	13	13
Partnership expenses	(13)	(13)	(38)	(33)
Net income	49	39	157	151
Net income attributable to non-controlling interests	-	(8)	(7)	(26)
Net income attributable to controlling interests	49	31	150	125

Third Quarter 2015 Compared with Third Quarter 2014

For the three months ended September 30, 2015, net income attributable to controlling interests increased by $18 million compared to the same period in 2014. The increase was primarily due to:

•                  higher net income from GTN mainly due to higher revenues from short-term services sold to customers;

•                  higher equity earnings from Northern Border due to higher revenues from the sale of available capacity; and

•                  the 2015 GTN Acquisition effective April 1, 2015, whereby the Partnership now owns 100 percent of GTN.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, net income attributable to controlling interests increased by $25 million compared to the same period in 2014. The increase was primarily the net effect of:

•                  higher net income from GTN mainly due to higher revenues from short-term services sold to customers;

•                  lower equity earnings from Northern Border mainly due to lower revenues from the sale of short-term services as a result of milder winter weather during 2015 compared to 2014;

•                  the recent acquisitions of the remaining interests in GTN and Bison whereby the Partnership now owns 100 percent of GTN and Bison effective April 1, 2015 and October 1, 2014, respectively; and

•                  higher partnership expenses due to the increase in interest expense related to additional borrowings to fund a portion of the 2014 Bison Acquisition and the 2015 GTN Acquisition.

Net Income Attributable to Common Units and Net Income per Common Unit

As discussed in “Note 8 Net Income per Common Unit” within Item 1. Financial Statements,  we have allocated $2 million of the Partnership’s net income attributable to common units to the Class B units in the third quarter, representing the excess of 30 percent of GTN’s distribution over the 2015 threshold level of $15 million. This allocation reduced net income per common unit by approximately three cents for both the three and nine months ended September 30, 2015.

Additionally, as the threshold level for 2015 has now been exceeded as described above, we expect to allocate 30 percent of GTN’s fourth quarter distributable cash flow to the Class B units.

Please read Notes 6 and 7 within Item 1. “Financial Statements” for more detailed disclosures on the 2015 GTN Acquisition and Issuance of Class B units.

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

Issuance of Class B Units to TransCanada

The Class B units issued on April 1, 2015 represent limited partner interests in us and entitle TransCanada to an annual distribution which is an amount based on 30 percent of GTN’s annual distributions after achieving certain annual thresholds.

Beginning in the first quarter of 2016 and annually thereafter, our cash flows will be impacted by distributions payable to the Class B units.

Please read Notes 6 and 7 within Item 1. “Financial Statements” for more detailed disclosures on the 2015 GTN Acquisition and Issuance of Class B units.

Non-GAAP Financial Measures

To further supplement our financial statements, we have disclosed the following non-GAAP financial measures effective September 30, 2015:

•                  EBITDA

•                  Total distributable cash flow

•                  Distributable cash flow

EBITDA is an approximate measure of our operating cash flow during the current earnings period and reconciles directly to the net income amount presented. It measures our earnings before deducting interest, depreciation and amortization, net income attributable to non-controlling interests, distributions allocable to the General Partner and Class B units, and it includes earnings from our equity investments.

Total distributable cash flow and distributable cash flow provide measures of distributable cash generated during the current earnings period and reconcile directly to the net income amount presented.

Total distributable cash flow includes EBITDA plus:

•                  Distributions from our equity investments

less:

•                  Earnings from our equity investments,

•                  Equity allowance for funds used during construction (Equity AFUDC),

•                  Interest expense,

•                  Distributions to non-controlling interests, and

•                  Maintenance capital expenditures

Distributable cash flow is computed net of distributions declared to the General Partner and distributions allocable to Class B units. Distributions declared to the General Partner are based on its two percent interest plus an amount equal to incentive distributions. Distributions allocable to the Class B units equal 30 percent of GTN’s distributable cash flow for the six months ending September 30, 2015 less $15 million.

Distributable cash flow information and EBITDA are presented to assist investors’ in evaluating our business performance. We believe these measures provide additional meaningful information in evaluating our financial performance and cash distribution capability. As well, management uses these measures as a basis for recommendations to our General Partner’s board of directors regarding the distribution amount to be declared each quarter.

The non-GAAP measures described above are provided as a supplement to GAAP financial results and are not meant to be considered in isolation or as substitutes for financial results prepared in accordance with GAAP. Additionally, these measures as presented may not be comparable to similarly titled measures of other companies.

The following table represents a reconciliation of our EBITDA, Total distributable cash flow and distributable cash flow to the most directly comparable GAAP financial measures for the periods presented:

Reconciliations of Net Income to Distributable Cash Flow

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2015	2014	2015	2014
Net income	49	39	157	151

Add:
Interest expense (a)	16	12	45	37
Depreciation and amortization (b)	21	21	64	65

EBITDA	86	72	266	253

Add:
Distributions from equity investments(c)
Northern Border	23	19	69	66
Great Lakes	3	4	21	22
	26	23	90	88
Less:
Equity earnings:
Northern Border	(16)	(14)	(50)	(53)
Great Lakes	(1)	(1)	(13)	(13)
	(17)	(15)	(63)	(66)
Less:
Equity AFUDC	(1)	-	(1)	-
Interest expense(a)	(16)	(12)	(45)	(37)
Distributions to non-controlling interests (d)	-	(13)	(11)	(42)
Maintenance capital expenditures	(6)	(2)	(12)	(5)

Total Distributable Cash Flow (e)	72	53	224	191
General Partner distributions declared (f)	(2)	(1)	(5)	(3)
Distributions allocable to Class B units (g)	(2)	-	(2)	-
Distributable Cash Flow (e)	68	52	217	188

(a)     Interest expense as presented here includes net realized loss related to the interest rates swaps. Please read Notes 12 and 14 within Item 1. “Financial Statements” for information.

(b)    Amounts presented here represent depreciation of Plant, property and equipment and Amortization of debt issuance costs. Please read Note 14 within Item 1. “Financial Statements” for information.

(c)     Amounts here are calculated in accordance with the cash distribution policies of these entities. Distributions from each of our equity investments represent our respective share of these entities’ quarterly distributable cash during the current reporting period.

(d)    Amounts here are calculated in accordance with the cash distribution policies of our consolidated subsidiaries. Distributions to non-controlling interests represent the respective share of quarterly distributable cash during the current reporting period not owned by us.

(e)     “Total Distributable Cash Flow” and “Distributable Cash Flow” represent the amount of distributable cash generated by the Partnership subsidiaries and equity investments during the current earnings period and thus reconcile directly to the net income amount presented. The calculation differs from the previous non-GAAP measure “Partnership Cash Flows before General Partner distributions” and “Partnership Cash Flows” as the previously used measures primarily reflected cash received during the period through distributions from our subsidiaries and equity investments that were generated from the prior quarter’s financial results. The amounts reflected here have been adjusted to reflect the calculation as described above and to present the comparable “Total Distributable Cash flow” and “Distributable Cash Flow” from the previous periods.

(f)     Distributions declared to the General Partner for the three and nine months ended September 30, 2015 included an incentive distribution of approximately $1 million and $2 million, respectively (2014 - nil).

(g)     During the six months ended September 30, 2015, 30 percent of GTN’s total distributions was $17 million, therefore the distributions allocable to the Class B units is $2 million, representing the amount that exceeded the threshold level of $15 million. The Class B distribution is determined and payable annually with the first distribution payable beginning in the first quarter of 2016. Please read Notes 6, 7 and 8 within Item 1. “Financial Statements” and Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Issuance of Class B Units to TransCanada.”

Third Quarter 2015 Compared with Third Quarter 2014

EBITDA increased by $14 million compared to the same period in 2014. The increase was primarily due to:

•                  higher GTN revenues from short-term services sold to customers;

•                  higher equity earnings from Northern Border due to higher revenues from the sale of available capacity; and

•                  lower expenses in the current period primarily due to costs incurred relating to the 2014 Bison Acquisition in 2014.

Distributable cash flow increased by $16 million in the third quarter of 2015 compared to the same period in 2014 primarily due the net effect of:

•                  higher EBITDA;

•                  no distributions paid to non-controlling interests as a result of the 2014 Bison Acquisition and the 2015 GTN Acquisition;

•                  higher interest expense related to additional borrowings to fund a portion of the 2014 Bison Acquisition and the 2015 GTN Acquisition;

•                  higher maintenance capital expenditures primarily due to 2015 major compression equipment overhauls on GTN’s pipeline system; and

•                  distributions allocable to Class B units during the current period.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

EBITDA increased by $13 million compared to the same period in 2014. The increase was primarily due to the net effect of:

•                  higher GTN revenue from short-term services sold to customers;

•                  lower equity earnings from Northern Border, mainly due to lower revenues from the sale of short-term services as a result of milder winter weather during 2015 compared to 2014; and

•                  lower expenses in the current period mainly due to lower spending on pipeline integrity work and lower administrative costs.

Distributable cash flow increased by $29 million in the nine months ended September 2015 compared to the same period in 2014 primarily due to the net effect of:

•                  higher EBITDA;

•                  lower distributions to non-controlling interests as a result of the 2015 GTN Acquisition and the 2014 Bison Acquisition;

•                  higher maintenance capital expenditures primarily due to 2015 major compression equipment overhauls on GTN’s pipeline system;

•                  higher interest expense related to additional borrowings to fund a portion of the 2014 Bison Acquisition and the 2015 GTN Acquisition;

•                  higher General Partner distributions due to higher IDRs in the current period; and

•                  distributions allocable to the Class B units during the current period.

Other Cash Flows

In the first quarter of 2015, the Partnership made an equity contribution of $4 million to Great Lakes, which was used to fund debt repayments.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of September 30, 2015 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

Senior Credit Facility due 2017	190	-	190
2013 Term Loan Facility due 2018	500	-	500
2015 Term Loan Facility due 2018	170	-	170
4.65% Senior Notes due 2021, net	350	-	350
4.375% Senior Notes due 2025, net	349	-	349
Unsecured Term Loan Facility due 2019	75	10	65
5.29% Senior Notes due 2020	100	-	100
5.69% Senior Notes due 2035	150	-	150
3.82% Series D Notes due 2017	20	4	16
	1,904	14	1,890

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $190 million was outstanding at September 30, 2015 (December 31, 2014 - $330 million).

The LIBOR-based interest rate on the Senior Credit Facility averaged 1.44 percent and 1.43 percent for the three and nine months ended September 30, 2015, respectively (2014 – 1.41 percent).

The LIBOR-based interest rate on the 2013 Term Loan Facility averaged 1.44 percent for both three and nine months ended September 30, 2015 (2014 – 1.41 percent). After hedging activity, the interest rate incurred on the 2013 Term Loan Facility averaged 1.85 percent and 1.84 percent for the three and nine months ended September 30, 2015, respectively (2014 – 1.83 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.45 percent at September 30, 2015 (December 31, 2014 – 1.41 percent).

The LIBOR-based interest rate on the Short-Term Loan Facility averaged 1.32 percent and 1.31 percent for the three and nine months ended September 30, 2015, respectively.

On September 30, 2015, the Partnership entered into a term loan agreement for a $170 million under the 2015 Term Loan Facility to refinance its Short-Term Loan Facility, which matured on September 30, 2015.  The 2015 Term Loan Facility matures on October 1, 2018. The LIBOR-based interest rate on the 2015 Term Loan Facility was 3.40 percent at September 30, 2015 and reduced to LIBOR plus a margin of 1.15 percent on October 5, 2015.

The Senior Credit Facility and Term Loan Facilities require the Partnership to maintain a certain leverage ratio (debt to adjusted cash flow [net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains]).  In the quarter in which an acquisition has occurred, and the two quarters following the acquisition, the allowable leverage ratio increases to 5.50 to 1.00. Thereafter, the ratio returns to 5.00 to 1.00. The allowable ratio for the quarter ended September 30, 2015 was 5.50 to 1.00. The leverage ratio was 4.71 to 1.00 as of September 30, 2015.

On March 13, 2015, the Partnership closed a $350 million public offering of senior unsecured notes bearing an interest rate of 4.375 percent maturing March 13, 2025. The net proceeds of $346 million were used to fund a portion of the acquisition of the remaining 30 percent interest of GTN (refer to Note 6) and to reduce the amount outstanding under our Senior Credit Facility. The indenture for the notes contains customary investment grade covenants.

On June 1, 2015, GTN’s 5.09 percent unsecured Senior Notes matured. Also, on June 1, 2015, GTN entered into a $75 million Unsecured Term Loan Facility, which requires yearly principal payments until its maturity on June 1, 2019. The variable interest is based on LIBOR plus an applicable margin. The LIBOR-based interest rate on the Unsecured Term Loan Facility averaged 1.14 percent for the three and nine month ended September 30, 2015 and was 1.15 percent at September 30, 2015. GTN’s Unsecured Senior Notes along with this new Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization.  GTN’s total debt as a percentage of total capitalization ratio at September 30, 2015 is 44 percent.

Series D Senior Notes are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners.

At September 30, 2015, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” section for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s long-term debt at September 30, 2015 was $1,900 million.

Northern Border’s contractual obligations related to debt as of September 30, 2015 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.24% Senior Notes due 2016	100	100	-
7.50% Senior Notes due 2021	250	-	250
$200 million Credit Agreement due 2016 (a)	61	-	61
	411	100	311

(a)              On October 9, 2015, Northern Border closed on the renewal and extension of the $200 million revolving credit facility for an additional five years, maturing October 9, 2020.

As of September 30, 2015, $61 million was outstanding under its $200 million revolving credit agreement, leaving $139 million available for future borrowings. The interest rate related to the borrowings on the credit agreement was 1.46 percent as of September 30, 2015 (December 31, 2014 – 1.39). At September 30, 2015, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $3 million as of September 30, 2015 in connection with various capital overhaul and other capital projects.

Great Lakes’ contractual obligations related to debt as of September 30, 2015 included the following:

	Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	Long-term Portion

6.73% series Senior Notes due 2016 to 2018	27	9	18
9.09% series Senior Notes due 2015 and 2021	70	10	60
6.95% series Senior Notes due 2019 and 2028	110	-	110
8.08% series Senior Notes due 2021 and 2030	100	-	100
	307	19	288

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $165 million of Great Lakes’ partners’ capital was restricted as to distributions as of September 30, 2015 (December 31, 2014 – $170 million). Great Lakes was in compliance with all of its financial covenants at September 30, 2015.

Great Lakes has commitments of $5 million as of September 30, 2015 in connection with capital overhaul projects, cathodic protection capital program and gas flow computer replacements.

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

GTN has commitments of $3 million as of September 30, 2015 in connection with the Carty Lateral project, various capital overhauls and other capital projects.  The estimated final project cost of the Carty Lateral is approximately $57 million.

2015 Third Quarter Cash Distribution

On October 22, 2015, the board of directors of our General Partner declared the Partnership’s third quarter 2015 cash distribution in the amount of $0.89 per common unit payable on November 13, 2015 to unitholders of record as of November 3, 2015.  Please read Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Business Developments.”

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

As of September 30, 2015, the Partnership’s interest rate exposure results from our floating rate Senior Credit Facility, unhedged portion of 2013 Term Loan Facility, 2015 Term Loan Facility and GTN’s Unsecured Term Facility, under which $785 million, or 41 percent, of our outstanding debt was subject to variability in LIBOR interest rates. As of December 31, 2014, the Partnership’s interest rate exposure results from our floating rate Senior Credit Facility, 2013 Term Loan Facility and Short-Term Loan Facility under which $850 million or 50 percent of our outstanding debt was subject to variability in LIBOR interest rates.  As of September 30, 2015 and December

31, 2014, the variable interest rate exposure related to $150 million of the $500 million 2013Term Loan Facility was hedged by fixed interest rate swap arrangements. If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at September 30, 2015, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $8 million.

As of September 30, 2015, $61 million, or 15 percent, of Northern Border’s outstanding debt was at floating rates (December 31, 2014 – $61 million or 15 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at September 30, 2015, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.

GTN’s Unsecured Senior Notes, Northern Border’s Senior Notes, all of Great Lakes and Tuscarora’s debt are fixed-rates; therefore, they are not exposed to market risk due to floating interest rates. Interest rate risk does not apply to Bison and North Baja, as they currently do not have any debt.

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

The Partnership hedged interest payments on $150 million of the variable-rate 2013 Term Loan Facility with interest rate swaps effective September 3, 2013 and maturing July 1, 2018, at a weighted average fixed interest rate of 2.79 percent. At September 30, 2015, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $3 million (both on a gross and net basis) (December 31, 2014 –$1 million). For the three and nine months ended September 30, 2015 and 2014, the Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges. The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of $1 million and $2 million for the three and nine months ended September 30, 2015, respectively (2014 – nil and a loss of $1 million). For the three and nine months ended September 30, 2015, the net realized loss related to the interest rate swaps was $1 million and $2 million, respectively, and was included in financial charges and other (2014 – $1 million and $2 million).

The Partnership has no master netting agreements; however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of September 30, 2015 and December 31, 2014.

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

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At September 30, 2015, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At September 30, 2015, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $31 million and two of our customers, Anadarko Energy Services Company and Pacific Gas and Electric Company, each owed us approximately $4 million, which represented greater than 10 percent of our accounts receivable.

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At September 30, 2015, the Partnership had a committed revolving bank line of $500 million maturing in 2017 and the outstanding balance on this facility was $190 million. In addition, at September 30, 2015, Northern Border had a committed revolving bank line of $200 million maturing in 2016 and $61 million was drawn. On October 9, 2015 Northern Border closed on the renewal and extension of the $200 million revolving credit facility for an additional five years, maturing on October 9, 2020.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Great Lakes v. Essar Steel Minnesota LLC, et al. – On May 4, 2015, the U.S. District Court, District of Minnesota, denied Essar’s motion to dismiss for lack of subject matter jurisdiction and set the case for trial in August 2015.  Following the trial of the matter, on September 16, 2015, the federal district court judge entered an order in the amount of $32.9 million in favor of Great Lakes.  On September 20, 2015, Essar appealed the order to the 9th Circuit Court of Appeals.

State of South Dakota Use Tax Appeal - On August 5, 2015, the South Dakota Supreme Court issued its decision in Northern Border Pipeline Company v. South Dakota Department of Revenue, ruling that the South Dakota Department of Revenue could not assess use tax on gas burned in compressors on Northern Border’s pipeline located in South Dakota because Northern Border did not own the gas.  The opinion affirmed the Circuit Court’s reversal of the use tax assessment by the Department of Revenue and resulted in Northern Border’s reversal of the $15 million recorded liability, including interest and the related deferred asset in its records with no impact to the Partnership’s earnings.

Employees Retirement System of City of St Louis lawsuit-  A description of this legal proceeding can be found in Notes to Consolidated Financial Statements –Note 15 Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

The PNGTS Acquisition is subject to customary closing conditions.

On November 5, 2015, we entered into a definitive agreement to acquire a 49.9 percent equity interest in PNGTS from TransCanada effective January 1, 2016. The completion of the acquisition is subject to customary closing conditions, including the ability of the seller to make certain representations and warranties and the absence of a material adverse effect at closing. We cannot assure you that these conditions will be met and as a result there can be no assurance that the acquisition will be completed.  The PNGTS Acquisition is not subject to a financing condition. We expect to finance the cash portion of the purchase price of the acquisition with equity and debt. There can be no assurance that the PNGTS Acquisition, if completed, will result in an increase in cash per common unit generated from operations.

Following the PNGTS Acquisition, if completed, we will not own a controlling interest in PNGTS, and we will be unable to cause certain actions to take place without the agreement of the other partners.

The major policies of PNGTS are established by its management committee, which consists of individuals who are designated by each of the partners and would include one individual designated by us. The management committee requires at least the affirmative vote of a majority of the partners’ percentage interests to take any action. Because of these provisions, without the concurrence of other partners, we would be unable to cause PNGTS to take or not to take certain actions, even though those actions may be in the best interests of the Partnership or PNGTS. Further, PNGTS may seek additional capital contributions. Our funding of these capital contributions would reduce the amount of cash otherwise available for distribution to our unitholders. In the event we elected not to, or were unable to, make a capital contribution to PNGTS; our ownership interest would be diluted.

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

2.1

Agreement for Purchase and Sale of Partnership Interest by and between TCPL Portland Inc., as Seller and TC PipeLines Intermediate Limited Partnership, as Buyer (Exhibit 2.1 to TC PipeLines, LP’s Form 8-K filed on November 6, 2015).

3.1	Third Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP dated April 1, 2015 (incorporated by reference from Exhibit 3.1 to TC PipeLines, LP Form 8-K filed April 1, 2015).
10.1*	Term Loan Agreement dated September 30, 2015 between the Partnership and Bank of America, N.A.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of November 2015.

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

2.1

Agreement for Purchase and Sale of Partnership Interest by and between TCPL Portland Inc., as Seller and TC PipeLines Intermediate Limited Partnership, as Buyer (Exhibit 2.1 to TC PipeLines, LP’s Form 8-K filed on November 6, 2015).

3.1	Third Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP dated April 1, 2015 (incorporated by reference from Exhibit 3.1 to TC PipeLines, LP Form 8-K filed April 1, 2015).
10.1*	Term Loan Agreement dated September 30, 2015 between the Partnership and Bank of America, N.A.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.