Form 10-Q
period 2016-03-31
TC PIPELINES LP
filed 2016-05-05
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐                                                             No ☒

As of May 2, 2016, there were 65,098,380 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
2015 GTN Acquisition	Partnership’s acquisition of the remaining 30 percent interest in GTN on April 1, 2015
2015 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated September 30, 2015
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market equity issuance program
Bison	Bison Pipeline LLC
Carty Lateral	GTN lateral pipeline in north-central Oregon that delivers natural gas to a power plant owned by Portland General Electric Company
Consolidated Subsidiaries	GTN, Bison, North Baja and Tuscarora
DOT	U.S. Department of Transportation
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
IDRs	Incentive Distribution Rights
ILPs	Intermediate Limited Partnerships
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja, Tuscarora, and PNGTS
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of the Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
PNGTS	Portland Natural Gas Transmission System
PNGTS Acquisition	Partnership’s acquisition of a 49.9 percent interest in PNGTS, effective January 1, 2016
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior facility under revolving credit agreement as amended and restated, dated November 20, 2012
Short-Term Loan Facility	TC PipeLines, LP’s short-term loan facility under loan agreement dated October 1, 2014
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America
VIEs	Variable Interest Entities

Unless the context clearly indicates otherwise, TC PipeLines, LP and its subsidiaries are collectively referred to in this quarterly report as “we,” “us,” “our” and “the Partnership.” We use “our pipeline systems” and “our pipelines” when referring to the Partnership’s ownership interests in Gas Transmission Northwest LLC (GTN), Northern Border Pipeline Company (Northern Border), Bison Pipeline LLC (Bison), Great Lakes Gas Transmission Limited

Partnership (Great Lakes), North Baja Pipeline, LLC (North Baja), Tuscarora Gas Transmission Company (Tuscarora) and Portland Natural Gas Transmission System (PNGTS).

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

These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2015. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars, except per common unit amounts)	2016		2015

Transmission revenues	86		87
Equity earnings (Note 4)	42		31
Operation and maintenance expenses	(10)		(11)
Property taxes	(5)		(6)
General and administrative	(2)		(3)
Depreciation	(21)		(21)
Financial charges and other (Note 14)	(17)		(13)
Net income	73		64

Net income attributable to non-controlling interests	-		7

Net income attributable to controlling interests	73		57

Net income attributable to controlling interest allocation

Common units	71		56
General Partner	2		1
	73		57

Net income per common unit (Note 8) – basic and diluted	$1.10		$0.88

Weighted average common units outstanding – basic and diluted (millions)	6	4.4	6	3.6

Common units outstanding, end of period (millions)	6	4.7	6	3.6

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2016	2015

Net income	73	64
Other comprehensive income
Change in fair value of cash flow hedges (Note 12)	(2)	-
Reclassification to net income of gains and losses on cash flow hedges (Note 12)	-	(1)
Comprehensive income	71	63
Comprehensive income attributable to non-controlling interests	-	7
Comprehensive income attributable to controlling interests	71	56

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	March 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	48	39
Accounts receivable and other (Note 13)	36	35
Distribution receivable from affiliate (Note 11)	6	-
Inventories	7	7
	97	81
Equity investments (Note 4)	1,083	965
Plant, property and equipment
(Net of $831 accumulated depreciation; 2015 - $811)	1,928	1,949
Goodwill	130	130
Other assets (Note 3)	-	1
	3,238	3,126

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	24	32
Accounts payable to affiliates (Note 11)	4	5
Accrued interest	13	8
Current portion of long-term debt (Note 5)	14	14
	55	59
Long-term debt (Notes 3 and 5)	2,059	1,889
Other liabilities	28	27
	2,142	1,975
Partners’ Equity
Common units	981	1,021
Class B units (Note 7)	95	107
General partner	24	25
Accumulated other comprehensive loss	(4)	(2)
Controlling interests	1,096	1,151
	3,238	3,126

Variable Interest Entities (Note 17)

Subsequent Events (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2016	2015

Cash Generated From Operations
Net income	73	64
Depreciation	21	21
Amortization of debt issue costs reported as interest expense (Note 3)	1	1
Accruals for costs related to the 2015 GTN Acquisition	-	2
Equity earnings in excess of cumulative distributions:
Great Lakes	-	(4)
PNGTS	(9)	-
Change in operating working capital (Note 10)	6	3
	92	87
Investing Activities
Cumulative distributions in excess of equity earnings:
Northern Border	4	2
Great Lakes	4	-
Investment in Great Lakes	(4)	(4)
Acquisition of PNGTS (Note 6)	(193)	-
Capital expenditures	(11)	(3)
	(200)	(5)
Financing Activities
Distributions paid (Note 9)	(60)	(55)
Distributions paid to Class B units (Note 7)	(12)	-
Distributions paid to non-controlling interests	-	(9)
ATM equity issuance, net (Note 7)	19	3
Long-term debt issued, net of discount (Note 5)	195	349
Long-term debt repaid (Note 5)	(25)	(10)
Debt issuance costs	-	(2)
	117	276
Increase/(decrease) in cash and cash equivalents	9	358
Cash and cash equivalents, beginning of period	39	26
Cash and cash equivalents, end of period	48	384

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Limited Partners
(unaudited)	Common Units		Class B Units		General Partner	Accumulated Other Comprehensive Loss (a)	Total Equity
	(millions of units)	(millions of dollars)	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of dollars)

Partners’ Equity at December 31, 2015	64.3	1,021	1.9	107	25	(2)	1,151
Net income	-	71	-		2	-	73
Other Comprehensive Loss	-	-	-	-	-	(2)	(2)
ATM Equity Issuance, net (Note 7)	0.4	19	-	-	-	-	19
Acquisition of PNGTS (Note 6)	-	(72)	-	-	(1)	-	(73)
Distributions	-	(58)	-	(12)	(2)	-	(72)
Partners’ Equity at March 31, 2016	64.7	981	1.9	95	24	(4)	1,096

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

The Partnership owns its pipeline assets through three intermediate limited partnerships (ILPs), TC GL Intermediate Limited Partnership, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership.

NOTE 2        SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. That report contains a more comprehensive summary of the Partnership’s significant accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, and considered necessary to present fairly the financial position of the Partnership, the results of operations and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except as described in Note 3, Accounting Pronouncements.

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

NOTE 3                         ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2016

Consolidation

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02 “Consolidation (Topic 810),” an amendment of previously issued guidance on consolidation. This updated guidance requires that an entity evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance became effective beginning January 1, 2016 and was applied retrospectively to all financial statements presented. The application of this guidance did not result in any change to the Partnership’s consolidation conclusions. Refer to Note 17.

Imputation of interest

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30),” an amendment of previously issued guidance on imputation of interest. This updated guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liabilities, consistent with debt discount or premiums. In addition, amortization of debt issuance costs should be reported as interest expense. The recognition and measurement for debt issuance costs would not be affected. This guidance is effective from January 1, 2016 and was applied retrospectively resulting in a reclassification of debt issuance costs previously recorded in other assets to an offset of their respective debt liabilities on the Partnership’s consolidated balance sheet. Amortization of debt issuance costs was reported as interest expense in all periods presented in the Partnership’s consolidated statement of income.

As a result of the application of ASU No. 2015-03 and similar to the presentation of debt discounts, Debt issuance costs of $7 million at December 31, 2015 previously reported as other assets in the balance sheet were reclassified as an offset against their respective debt liabilities.

Earnings per share

In April 2015, the FASB issued ASU No.2015-06 “Earnings Per Share (Topic 260),” an amendment of previously issued guidance on earnings per share (EPS) as it is being calculated by master limited partnerships. This updated guidance specifies that for purposes of calculating historical EPS under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPS of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs are also required. This guidance became effective from January 1, 2016 and applies to all dropdown transactions requiring recast. The retrospective application of this guidance did not have a material impact on the Partnership’s consolidated financial statements as our current accounting policy is consistent with the new guidance.

Business combinations

In September 2015, the FASB issued ASU No. 2015-16 “Business Combinations (Topic 805),” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amended guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance is effective January 1, 2016 and was applied prospectively. The application of this guidance did not have a material impact on Partnership’s consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU No. 2016-03 “Leases (Topic 842).” The new guidance requires lessees to recognize most leases, including operating leases, on the balance sheet as lease assets and lease liabilities. In addition, lessees will be required to reassess assumptions associated with existing leases as well as to provide expanded qualitative and quantitative disclosures. The new standard does not make extensive changes to lessor accounting. The new guidance is effective January 1, 2019 and will be applied using a modified retrospective approach. The Partnership is currently evaluating the impact of the adoption of this guidance and has not yet determined the effect on its consolidated financial statements.

Equity method and joint ventures

In March 2016, the FASB issued ASU No. 2016-07 “Investments – equity method and joint ventures (Topic 323)” that simplifies the transition to equity method accounting. The new guidance eliminates the requirement to retroactively apply the equity method of accounting when an increase in ownership interest in an investment qualifies for equity method accounting. This new guidance is effective January 2017 and will be applied prospectively. The Partnership does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

NOTE 4                         EQUITY INVESTMENTS

Northern Border, Great Lakes and Portland Natural Gas Transmission System (PNGTS) are regulated by FERC and are operated by TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees. The Partnership’s equity investments are held through our ILPs that are considered to be variable interest entities (VIEs) (refer to Note 3 and Note 17).

		Equity Earnings		Equity Investments
	Ownership

	Interest at	Three months
(unaudited)	March 31,	ended March 31,		March 31,	December 31,
(millions of dollars)	2016	2016	2015	2016	2015

Northern Border(a)	50%	18	20	476	480
Great Lakes	46.45%	15	11	485	485
PNGTS (b)	49.9%	9	-	122	-
		42	31	1,083	965

(a)  Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

(b)  On January 1, 2016, the Partnership acquired a 49.9 percent interest in PNGTS (Refer to Note 6). For the three months ending March 31, 2016, the Partnership recorded no undistributed earnings from PNGTS.

Northern Border

The Partnership did not have undistributed earnings from Northern Border for the three months ended March 31, 2016 and 2015.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	March 31, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	35	27
Other current assets	34	33
Plant, property and equipment, net	1,117	1,124
Other assets (a)	15	16
	1,201	1,200

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	46	39
Deferred credits and other	26	26
Long-term debt, including current maturities, net (a)	409	409
Partners’ equity
Partners’ capital	722	728
Accumulated other comprehensive loss	(2)	(2)
	1,201	1,200

(a)  As a result of the application of ASU No. 2015-03 and similar to the presentation of debt discounts, debt issuance costs of $2 million at December 31, 2015 previously reported as other assets in the balance sheet were reclassified as an offset against their respective debt liabilities.

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2016	2015

Transmission revenues	74	75
Operating expenses	(16)	(16)
Depreciation	(15)	(15)
Financial charges and other	(6)	(5)
Net income	37	39

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2016. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership did not have undistributed earnings from Great Lakes for the three months ended March 31, 2016 and 2015.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	March 31, 2016	December 31, 2015(a)

ASSETS
Current assets	73	86
Plant, property and equipment, net	725	727
	798	813

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	25	31
Long-term debt, including current maturities, net (a)	288	297
Partners’ equity	485	485
	798	813

(a)              The application of ASU No. 2015-03 did not have a material effect of Great Lakes’ financial statements.

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2016	2015

Transmission revenues	61	48
Operating expenses	(15)	(11)
Depreciation	(7)	(7)
Financial charges and other	(6)	(6)
Net income	33	24

NOTE 5                         DEBT AND CREDIT FACILITIES

(unaudited)
(millions of dollars)	March 31, 2016	December 31, 2015 (a)	Weighted Average Interest Rate for the Three Months Ended March 31, 2016

TC PipeLines, LP Senior Credit Facility due 2017	370	200	1.68%
TC PipeLines, LP 2013 Term Loan Facility due 2018	500	500	1.68%
TC PipeLines, LP 2015 Term Loan Facility due 2018	170	170	1.57%
TC PipeLines, LP 4.65% Unsecured Senior Notes due 2021	350	350	4.65% (b)
TC PipeLines, LP 4.375% Unsecured Senior Notes due 2025	350	350	4.375% (b)
GTN 5.29% Unsecured Senior Notes due 2020	100	100	5.29% (b)
GTN 5.69% Unsecured Senior Notes due 2035	150	150	5.69% (b)
GTN Unsecured Term Loan Facility due 2019	75	75	1.37%
Tuscarora 3.82% Series D Senior Notes due 2017	16	16	3.82% (b)
	2,081	1,911
Less: unamortized debt issuance costs and debt discount (a)	8	8
Less: current portion	14	14
	2,059	1,889

(a)              As a result of the application of ASU no. 2015-03 and similar to the presentation of debt discounts, debt issuance costs of $7 million at December 31, 2015 previously reported as other assets in the balance sheet were reclassified as an offset against debt (Refer to Note 3).

(b)          Fixed interest rate

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $370 million was outstanding at March 31, 2016 (December 31, 2015 - $200 million), leaving $130 million available for future borrowing.

After hedging activity, the interest rate incurred on the 2013 Term Loan Facility averaged 2.20 percent for the three months ended March 31, 2016 (2015 – 1.83 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.69 percent at March 31, 2016 (December 31, 2015 – 1.50 percent).

The 2013 Term Loan Facility and the 2015 Term Loan Facility (Term Loan Facilities) and the Senior Credit Facility require the Partnership to maintain a certain leverage ratio (debt to adjusted cash flow [net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains]) be no greater than:

•                 5.50 to 1.00 for the quarters ending March 31, 2016 to September 30, 2016;

•                 5.00 to 1.00 for the quarter ending December 31, 2016 and each subsequent fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions has been executed, in which case the leverage ratio is to be no greater than 5.50 to 1.00.

The leverage ratio was 4.86 to 1.00 as of March 31, 2016.

GTN’s Unsecured Senior Notes, along with GTN’s Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization.  GTN’s total debt to total capitalization ratio at March 31, 2016 was 44.1 percent.

The Series D Senior Notes which require yearly principal payments until maturity, are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners. The Series D Senior Notes contain a covenant that limits total debt to no greater than 45 percent of Tuscarora’s total capitalization.  Tuscarora’s total debt to total capitalization ratio at March 31, 2016 was 15.1 percent. Additionally, the Series D Senior Notes require Tuscarora to maintain a Debt Service Coverage Ratio (cash available from operations divided by a sum of interest expense and principal payments) of greater than 3.00 to 1.00. The ratio was 4.56 to 1.00 as of March 31, 2016.

At March 31, 2016, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Third Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)

2016	14
2017	392
2018	690
2019	35
2020	100
Thereafter	850
2,081

NOTE 6                         ACQUISITION

PNGTS Acquisition

On January 1, 2016, the Partnership acquired a 49.9 percent interest in PNGTS from a subsidiary of TransCanada (PNGTS Acquisition). The total purchase price of the PNGTS Acquisition was $228 million and consisted of $193 million in cash (including the final purchase price adjustment of $5 million) and the assumption of $35 million in proportional PNGTS debt.

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

The acquisition was accounted for as a transaction between entities under common control, whereby the equity investment in PNGTS was recorded at TransCanada’s carrying value.

(millions of dollars)

Net Purchase Price (a)	193

Less: TransCanada’s carrying value of PNGTS’ net assets at January 1, 2016	120
Excess purchase price (b)	73

(a)              Total purchase price of $228 million less the assumption of $35 million of proportional PNGTS debt by the Partnership.

(b)              The excess purchase price of $73 million was recorded as a reduction in Partners’ Equity.

NOTE 7                         PARTNERS’ EQUITY

ATM equity issuance program (ATM program)

In the three months ended March 31, 2016, we issued 368,448 common units under our ATM program generating net proceeds of approximately $19 million, plus $0.4 million from the General Partner to maintain its effective two percent interest. The commissions to our sales agents for the three months ended March 31, 2016 were approximately $186,000. The net proceeds were used for general partnership purposes.

Class B units issued to TransCanada

The Class B Units we issued on April 1, 2015 to finance a portion of the 2015 GTN Acquisition represent a limited partner interest in us and entitle TransCanada to an annual distribution based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter.

For the year ending December 31, 2016, the Class B units’ equity account will be increased by the excess of 30 percent of GTN’s distributions over the annual threshold of $20 million until such amount is declared for distribution and paid in the first quarter of 2017. For the three months ended March 31, 2016, the threshold has not been exceeded.

For the year ended December 31, 2015, the Class B distribution was $12 million and was declared and paid in the first quarter of 2016.

NOTE 8                         NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income attributable to controlling interests, after deduction of amounts attributable to the General Partner and Class B units by the weighted average number of common units outstanding.

The amounts allocable to the General Partner equals an amount based upon the General Partner’s effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement. Incentive distributions allocated to the General Partner for the three months ended March 31, 2016, were $1 million (2015 – $0.3 million).

For the year ending December 31, 2016, the amount allocable to the Class B units is equal to 30 percent of GTN’s annual distributable cash flow, less $20 million (Refer to Note 7). During the three months ended March 31, 2016, no amounts were allocated to the Class B units as the annual threshold of $20 million was not exceeded.

Net income per common unit was determined as follows:

(unaudited)	Three months ended March 31,
(millions of dollars, except per common unit amounts)	2016	2015

Net income attributable to controlling interests	73	57
Net income attributable to the General Partner	(1)	(1)
Incentive distributions attributable to the General Partner (a)	(1)	-
Net income attributable to common units	71	56
Weighted average common units outstanding (millions) – basic and diluted	64.4	63.6
Net income per common unit – basic and diluted	$1.10	$0.88

(a)              Under the terms of the Partnership Agreement, for any quarterly period, the participation of the incentive distribution rights (IDRs) is limited to the available cash distributions declared. Accordingly, incentive distributions allocated to the General Partner are based on the Partnership’s available cash during the current reporting period, but declared and paid in the subsequent reporting period.

NOTE 9                         CASH DISTRIBUTIONS

In the three months ended March 31, 2016, the Partnership distributed $0.89 per common unit (2015 – $0.84) for a total of $60 million (2015 - $55 million). The distributions paid in the three months ended March 31, 2016 included an incentive distribution to the General Partner of approximately $1 million (2015- $0.3 million).

NOTE 10                  CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Three months ended March 31,
(millions of dollars)	2016	2015

Change in accounts receivable and other	(1)	(1)
Change in accounts payable and accrued liabilities	3(a)	2
Change in accounts payable to affiliates	(1)	(7)
Change in accrued interest	5	9
Change in operating working capital	6	3

(a)              The accrual of $10 million for the construction of GTN’s Carty Lateral in December 31, 2015 was paid during the current quarter. Accordingly, the payment was reported as capital expenditures in our cash flow statement during the current quarter.

NOTE 11                  RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million for the three months ended March 31, 2016 and 2015.

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three months ended March 31, 2016 and 2015 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at March 31, 2016 and December 31, 2015 are summarized in the following tables:

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2016	2015

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	7	6
Northern Border (a)	6	7
PNGTS (a), (c)	2	-
GTN (a)	6	6
Bison (d)	(1)	1
North Baja	1	1
Tuscarora	1	1
Impact on the Partnership’s net income:
Great Lakes	3	3
Northern Border	3	3
PNGTS (c)	1	-
GTN (b)	5	4
Bison	1	1
North Baja	1	1
Tuscarora	1	1

(unaudited)
(millions of dollars)	March 31, 2016	December 31, 2015

Net amounts (receivable)/payable to TransCanada’s subsidiaries is as follows:
Great Lakes (a)	2	3
Northern Border (a)	2	5
PNGTS (a)	1	-
GTN	2	3
Bison	(1)	-
North Baja	-	-
Tuscarora	1	1

(a)              Represents 100 percent of the costs.

(b)              In April 2015, the Partnership acquired the remaining 30 percent interest in GTN.

(c)              In January 2016, the Partnership acquired 49.9 percent interest in PNGTS.

(d)              In March 2016, Bison sold excess pipe (at cost) to an affiliate.

Great Lakes’ earns revenues from TransCanada and its affiliates, some of which are provided at discounted rates and some are at maximum recourse rates. Great Lakes earned $46 million of transportation revenues under these contracts for the three months ended March 31, 2016 (2015 - $29 million). These amounts represent 76 percent of total revenues earned by Great Lakes for the three months ended March 31, 2016 (2015 – 61 percent).

Accordingly, revenue from TransCanada and its affiliates of $22 million is included in the Partnership’s equity earnings from Great Lakes for the three months ended March 31, 2016 (2015 - $14 million). At March 31, 2016, $15 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2015 - $17 million).

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

On March 11, 2016, PNGTS declared its first quarter 2016 distribution of $13 million, of which the Partnership received its 49.9 percent share or $6 million on April 18, 2016.

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

Long-term debt is recorded at amortized cost and classified in Level II of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified in Level II for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices.  The estimated fair value of the Partnership’s debt as at March 31, 2016 and December 31, 2015 was $2,037 million and $1,873 million, respectively.

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At March 31, 2016, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $4 million (both on a gross and net basis) (December 31, 2015 - $1 million). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three months ended March 31, 2016 and 2015. The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of $2 million for the three months ended March 31, 2016 (2015 – $1 million). For the three months ended March 31, 2016, the net realized loss related to the interest rate swaps was nil million and was included in financial charges and other (2015 – $1 million) (refer to Note 14).

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2016 and December 31, 2015.

NOTE 13                  ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	March 31, 2016	December 31, 2015

Trade accounts receivable, net of allowance of nil	30	31
Other	6	4
	36	35

NOTE 14                  FINANCIAL CHARGES AND OTHER

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2016	2015

Interest Expense (a)	17	13
Net realized loss related to the interest rate swaps	-	1
Other Income	-	(1)
	17	13

(a) Effective January 1, 2016, interest expense includes debt issuance costs and amortization of discount costs. Refer to Note 3.

NOTE 15                  CONTINGENCIES

Great Lakes v. Essar Steel Minnesota LLC, et al. –  On October 29, 2009, Great Lakes filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC and certain Essar affiliates (collectively, Essar) for breach of its monthly payment obligation under its transportation services agreement with Great Lakes. Great Lakes sought to recover approximately $33 million for past and future payments due under the agreement. On September 16, 2015, following a jury trial, the federal district court judge entered a judgment in the amount of $32.9 million in favor of Great Lakes.  On September 20, 2015, Essar appealed the decision to the United States Court of Appeals for the 8th Circuit (8th Circuit) based on an allegation of improper jurisdiction and a number of other rulings by the federal district judge. Essar was required to post a performance bond for the full value of the judgment pending appeal. Essar filed its brief in April 2016 and Great Lakes’ brief is due May 18th, 2016.  The court will set a hearing date after it received the briefings.  The matter is expected to be heard in 2016.

Employees Retirement System of the City of St. Louis v. TC PipeLines GP, Inc., et al. – On October 13, 2015, an alleged unitholder of the Partnership filed a class action and derivative complaint in the Delaware Court of Chancery (Chancery Court) against the General Partner, TransCanada American Investments, Ltd. (TAIL) and TransCanada, and the Partnership as a nominal defendant.   The complaint alleges direct and derivative claims for breach of contract, breach of the duty of good faith and fair dealing, aiding and abetting breach of contract, and tortious interference in connection with the 2015 GTN Acquisition, including the issuance by the Partnership of $95 million in Class B Units and amendments to the Partnership Agreement to provide for the issuance of the Class B Units.   Plaintiff seeks, among other things, to enjoin future issuances of Class B Units to TransCanada or any of its subsidiaries, disgorgement of certain distributions to the General Partner, TransCanada and any related entities, return of some or all of the Class B Units to the Partnership, rescission of the amendments to the Partnership Agreement, monetary damages and attorney fees.   To the extent the claims are derivative, the Partnership would be the beneficiary of any monetary award.  The Partnership does not expect legal fees or the impact of the decision on plaintiffs’ other requests to be material.  In April 2016, the Chancery Court held a hearing on the Partnership and other defendants’ motion to dismiss the plaintiffs’ complaint.  A decision on the motion is expected in late second quarter of 2016 or early third quarter 2016.

NOTE 16                  REGULATORY

Tuscarora -  On January 21, 2016, the FERC issued an Order (the January 21 Order) initiating an investigation pursuant to Section 5 of the NGA to determine whether Tuscarora’s existing rates for jurisdictional services are just and reasonable. On April 5, 2016, Tuscarora filed with the FERC a cost and revenue study as required by the

January 21 Order that supported its current rate levels. The Partnership cannot predict the outcome or potential impact of this proceeding to Tuscarora at this time.

NOTE 17                  VARIABLE INTEREST ENTITIES

In the normal course of business, the Partnership must re-evaluate its legal entities under the newly effective consolidation guidance to determine if those that are considered to be VIEs are appropriately consolidated or if they should be accounted for under other US GAAP. A variable interest entity (VIE) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains or losses of the entity. A VIE is appropriately consolidated if the Partnership is considered to be the primary beneficiary. The VIE’s primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

As a result of its analysis, the Partnership continues to consolidate all legal entities in which it has a variable interest and for which it is considered to be the primary beneficiary. VIEs where the Partnership is not the primary beneficiary, but has a variable interest in the entity, are accounted for as equity investments.

Consolidated VIEs

The Partnership’s consolidated VIEs consist of the Partnership’s ILPs that holds interests in the Partnership’s pipeline systems. After considering the purpose and design of the ILPs and the risks that they were designed to create and pass through to the Partnership, the Partnership has concluded that it is the primary beneficiary of these ILPs because of the significant amount of variability that it absorbs from the ILPs’ economic performance.

The assets and liabilities held through these VIEs whose assets cannot be used for purposes other the settlement of the VIEs’ obligations are held through GTN, Tuscarora, Northern Border, Great Lakes and PNGTS due to their third party debt. The following table presents the total assets and liabilities of these entities that are included in the Partnership’s Consolidated Balance Sheet:

(unaudited)
(millions of dollars)	March 31, 2016	December 31, 2015

ASSETS (LIABILITIES)*
Accounts receivable and other	22	25
Inventories	6	6
Equity investments	1,083	965
Plant, property and equipment	864	872
Other assets	2	2
Accounts payable and accrued liabilities	(15)	(26)
Accounts payable to affiliates	(7)	(6)
Accrued interest	(5)	(1)
Current portion of long-term debt	(14)	(14)
Long-term debt	(326)	(326)
Other liabilities	(24)	(24)

*      North Baja and Bison, which are also assets held through our consolidated VIEs, were excluded as the assets of these entities can be used for purposes other than the settlement of the VIEs’ obligations.

NOTE 18                  SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through May 5, 2016, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On April 21, 2016, the board of directors of our General Partner declared the Partnership’s first quarter 2016 cash distribution in the amount of $0.89 per common unit payable on May 13, 2016 to unitholders of record as of May 2, 2016.

Northern Border declared its first quarter 2016 distribution of $45 million on April 19, 2016, of which the Partnership will receive its 50 percent share or $23 million on May 2, 2016.

Great Lakes declared its first quarter 2016 distribution of $36 million on April 19, 2016, of which the Partnership will receive its 46.45 percent share or $17 million on May 2, 2016.

On April 29, 2016, Tuscarora entered into a $9.5 million unsecured variable rate term loan facility which requires yearly principal payments until its maturity on April 29, 2019. The variable interest is based on LIBOR plus an applicable margin.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

RECENT BUSINESS DEVELOPMENTS

Cash Distributions – On April 21, 2016, the board of directors of our General Partner declared the Partnership’s first quarter 2016 cash distribution in the amount of $0.89 per common unit, payable on May 13, 2016 to unitholders of record as of May 2, 2016.

PNGTS - On January 1, 2016, the Partnership acquired a 49.9 percent interest in PNGTS from a subsidiary of TransCanada. The total purchase price of the PNGTS Acquisition was $228 million and consisted of $193 million in cash (including the final purchase price adjustment of $5 million) and the assumption of $35 million in proportional PNGTS debt. This transaction adds a new market geography for us, further diversifying our cash flow stream and extending our breadth of operations.

Tuscarora - On January 21, 2016, the FERC issued an Order (the January 21 Order) initiating an investigation pursuant to Section 5 of the NGA to determine whether Tuscarora’s existing rates for jurisdictional services are just and reasonable. On April 5, 2016, Tuscarora filed with the FERC a cost and revenue study as required by the January 21 Order that supported its current rate levels. The Partnership cannot predict the outcome or potential impact of this proceeding to Tuscarora at this time.

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

RESULTS OF OPERATIONS

Net Income Attributable to Controlling Interests

We believe that the following presentation of the earnings contribution from each of our pipeline systems will enhance investors’ understanding of the way we analyze our financial performance. However, this presentation is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Our equity interests in Northern Border, Great Lakes, and effective January 1, 2016, PNGTS, and ownership of GTN, Bison, North Baja and Tuscarora were our only material sources of income during the period. Therefore, our results of operations and cash flows were influenced by, and reflect the same factors that influenced, our pipeline systems.

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2016	2015

Net income:
GTN	24	24
Bison	12	11
North Baja	6	6
Tuscarora	4	4
Equity earnings:
Northern Border	18	20
Great Lakes	15	11
PNGTS	9	-
Partnership expenses	(15)	(12)
Net income	73	64
Net income attributable to non-controlling interests	-	7
Net income attributable to controlling interests	73	57

First Quarter 2016 Compared with First Quarter 2015

For the three months ended March 31, 2016, net income attributable to controlling interests increased by $16 million compared to the same period in 2015. The increase was primarily due to the net effect of:

•                    the 2015 GTN acquisition effective April 1, 2015, whereby the Partnership now owns 100 percent of GTN;

•                    equity earnings from our investment in PNGTS effective January 1, 2016;

•                    higher equity earnings from Great Lakes mainly due to higher transportation revenues during the period as a result of a timing difference on the recognition of the $14.1 million deferred revenues from ANR contracts during the previous period offset by higher pipeline integrity costs (refer to Note 11 within Item 1. “Financial Statement” for further information);

•                    lower equity earnings from Northern Border due to lower short-term revenues as a result of milder winter weather during 2016 compared to 2015; and

•                    higher Partnership expenses due to an increase in interest expense of approximately $4 million related to additional borrowings to fund a portion of recent acquisitions offset by approximately $1 million of costs incurred in the prior period relating to the 2015 GTN Acquisition.

Net Income Attributable to Common Units and Net Income per Common Unit

As discussed in Note 8 within Item 1. Financial Statements, we will allocate a portion of the Partnership’s income to the Class B Units after the annual threshold is exceeded which will effectively reduce the income allocable to the common units and net income per common unit. Currently, we expect to allocate a portion of the Partnership’s income to the Class B units beginning in the third quarter of 2016.

Please read also Note 7 within Item 1. “Financial Statements” for additional disclosures on the Class B units.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity and cash flows include distributions received from our investments in partially-owned affiliates, operating cash flows from our subsidiaries, public offerings of debt and equity, term loans and our bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions (including those distributions made to TransCanada through our General Partner and as holder of all our Class B units) primarily with operating cash flow. Long-term capital needs may be met through the issuance of long-term debt and/or equity. Overall, we believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with a history of consistent cash flow from operating activities, provide a solid foundation to meet future liquidity and capital requirements. We expect to be able to fund our liquidity requirements, including our distributions and required debt repayments, at the Partnership level over the next 12 months utilizing our cash flow and, if required, our existing Senior Credit Facility.

The following table sets forth the available borrowing capacity under the Partnership’s Senior Credit Facility

(millions of dollars)	March 31, 2016	December 31, 2015

Total capacity under the Senior Credit Facility	500	500
Less: Outstanding borrowings under the Senior Credit Facility	370	200
Available capacity under the Senior Credit Facility	130	300

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

EBITDA and Distributable Cash Flow

EBITDA is an approximate measure of our operating cash flow during the current earnings period and reconciles directly to the net income amount presented. It measures our earnings before deducting interest, depreciation and amortization, net income attributable to non-controlling interests, and it includes earnings from our equity investments.

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

•                  Earnings from our equity investments,

•                  Equity allowance for funds used during construction (Equity AFUDC),

•                  Interest expense,

•                  Distributions to non-controlling interests, and

•                  Maintenance capital expenditures

Distributable cash flow is computed net of distributions declared to the General Partner and distributions allocable to Class B units. Distributions declared to the General Partner are based on its two percent interest plus an amount equal to incentive distributions. Distributions allocable to the Class B units in 2016 equal 30 percent of GTN’s distributable cash flow less $20 million.

Distributable cash flow information and EBITDA are presented to assist investors’ in evaluating our business performance. We believe these measures provide additional meaningful information in evaluating our financial performance and cash distribution capability. In addition, management uses these measures as a basis for recommendations to our General Partner’s board of directors regarding the distribution amount to be declared each quarter.

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

The following table represents a reconciliation of our EBITDA, Total distributable cash flow and Distributable cash flow to the most directly comparable GAAP financial measure, Net income, for the periods presented:

Reconciliations of Net Income to Distributable Cash Flow

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2016	2015
Net income	73	64

Add:
Interest expense	17	13
Depreciation and amortization	21	21

EBITDA	111	98

Add:
Distributions from equity investments(a)
Northern Border	23	26
Great Lakes	17	14
PNGTS (b)	6	-
	46	40
Less:
Equity earnings:
Northern Border	(18)	(20)
Great Lakes	(15)	(11)
PNGTS (b)	(9)	-
	(42)	(31)
Less:
Interest expense	(17)	(13)
Distributions to non-controlling interests (c)	-	(11)
Maintenance capital expenditures (d)	(1)	(1)

Total Distributable Cash Flow (e)	97	82
General Partner distributions declared (f)	(2)	(1)
Distributions allocable to Class B units (g)	-	-
Distributable Cash Flow (e)	95	81

(a)              Amounts here are calculated in accordance with the cash distribution policies of these entities. Distributions from each of our equity investments represent our respective share of these entities’ quarterly distributable cash during the current reporting period.

(b)             Our equity investee PNGTS has $22 million of senior secured notes payment due in 2016, of which the Partnership’s share is approximately $11 million. While PNGTS debt repayments are not funded with cash calls to its owners, PNGTS has historically funded its scheduled debt repayments and other cash needs such as tax payments, by adjusting its available cash for distribution, which effectively reduces the net cash that we will receive as distributions from PNGTS.  Accordingly, this amount is net of our 49.9 percent share of the total debt repayment of PNGTS amounting to approximately $6 million during the quarter, resulting in a net distribution decrease of approximately $3 million.

(c)              Amounts here are calculated in accordance with the cash distribution policies of our consolidated subsidiaries. Distributions to non-controlling interests represent our respective share of quarterly distributable cash during the current reporting period not owned by us.

(d)             The Partnership’s maintenance capital expenditures include cash expenditures made to maintain, over the long term, our operating capacity, system integrity and reliability.  Accordingly, this amount represents the Partnership’s and its consolidated subsidiaries maintenance capital expenditures and does not include the Partnership’s share of maintenance capital expenditures on our equity investments. Such amounts are reflected in “Distributions from equity investments” as those amounts are withheld by those entities from their quarterly distributable cash.

(e)              “Total Distributable Cash Flow” and “Distributable Cash Flow” represent the amount of distributable cash generated by the Partnership’s subsidiaries and equity investments during the current earnings period and thus reconcile directly to the net income amount presented. The calculation differs from the previous non-GAAP measure “Partnership Cash Flows before General Partner distributions” and “Partnership Cash Flows” as the previously used measures primarily reflected cash received during the period through distributions from our subsidiaries and equity investments that were generated from the prior quarter’s financial results. The amounts reflected here have been adjusted to reflect the calculation as described above and to present the comparable “Total Distributable Cash Flow” and “Distributable Cash Flow” from the previous period.

(f)               Distributions declared to the General Partner for the three months ended March 31, 2016 included an incentive distribution of approximately $1 million (2015 – $0.3 million).

(g)              During the three months ended March 31, 2016, 30 percent of GTN’s total distributions was $11 million, therefore, no distributions were allocated to the Class B units as the threshold level of $20 million has not been exceeded. We expect such threshold will be exceeded beginning the third quarter of 2016.

Please read Notes 7 and 8 within Item 1. “Financial Statements” for additional disclosures on the Class B units.

First Quarter 2016 Compared with First Quarter 2015

Our EBITDA increased by $13 million compared to the same period in 2015 mainly due to higher equity earnings from our equity investments.

Distributable cash flow increased by $14 million in the first quarter of 2016 compared to the same period in 2015 primarily due to distributable cash flow from our equity investment in PNGTS and 100 percent ownership in GTN, effective April 1, 2015.

Other Cash Flows

In the first quarter of 2016, the Partnership made an equity contribution of $4 million to Great Lakes, which was used to fund debt repayments.

Contractual Obligations

The Partnership’s contractual obligations related to debt as of March 31, 2016 included the following:

	Payments Due by Period

(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2016
TC PipeLines, LP Senior Credit Facility due 2017	370	-	370	-	-	1.68%
TC PipeLines, LP 2013 Term Loan Facility due 2018	500	-	500	-	-	1.68%
TC PipeLines, LP 2015 Term Loan Facility due 2018	170	-	170	-	-	1.57%
TC PipeLines, LP 4.65% Senior Notes due 2021, net	350	-	-	-	350	4.65% (a)
TC PipeLines, LP 4.375% Senior Notes due 2025, net	350	-	-	-	350	4.375% (a)
GTN 5.29% Unsecured Senior Notes due 2020	100	-	-	100	-	5.29% (a)
GTN 5.69% Unsecured Senior Notes due 2035	150	-	-	-	150	5.69% (a)
GTN Unsecured Term Loan Facility due 2019	75	10	65	-	-	1.37%
Tuscarora 3.82% Series D Senior Notes due 2017	16	4	12	-	-	3.82% (a)
	2,081	14	1,117	100	850

(a)              Fixed interest rate

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” section for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s debt at March 31, 2016 was $2,037 million.

Please read Note 5 within Item 1. “Financial Information” for additional information regarding the Partnership’s debt.

Northern Border’s contractual obligations related to debt as of March 31, 2016 included the following:

	Payments Due by Period

(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2016
6.24% Senior Notes due 2016	100	100	-	-	-	6.24% (a)
7.50% Senior Notes due 2021	250	-	-	-	250	7.50% (a)
$200 million Credit Agreement due 2020 (a)	61	-	-	61	-	1.57%
	411	100	-	61	250

(a)     Fixed interest rate

As of March 31, 2016, $61 million was outstanding under Northern Border’s $200 million revolving credit agreement, leaving $139 million available for future borrowings. At March 31, 2016, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $2 million as of March 31, 2016 in connection with various capital overhaul and other capital projects.

Great Lakes’ contractual obligations related to debt as of March 31, 2016 included the following:

	Payments Due by Period

(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2016
6.73% series Senior Notes due 2017 to 2018	18	9	9	-	-	6.73% (a)
9.09% series Senior Notes due 2016 and 2021	60	10	20	20	10	9.09% (a)
6.95% series Senior Notes due 2019 and 2028	110	-	11	22	77	6.95% (a)
8.08% series Senior Notes due 2021 and 2030	100	-	-	10	90	8.08% (a)
	288	19	40	52	177

(a) Fixed rate

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $155 million of Great Lakes’ partners’ capital was restricted as to distributions as of March 31, 2016 (December 31, 2015 – $160 million). Great Lakes was in compliance with all of its financial covenants at March 31, 2016.

Great Lakes has commitments of $3 million as of March 31, 2016 in connection with capital overhaul projects, cathodic protection capital program and gas flow computer replacements.

PNGTS’ contractual obligations related to debt as of March 31, 2016 included the following:

	Payments Due by Period

(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2016
5.90% Senior Secured Notes due 2018	64	22	42	-	-	5.90% (a)
	64	22	42	-	-

(a) Fixed rate

Other Cash Flow Matters

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2016. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment. The Partnership expects to make an additional $5 million equity contribution to Great Lakes in the fourth quarter of 2016 to further fund debt repayments.

The Partnership’s equity investee Northern Border has $100 million of senior notes due in August 2016. This amount will be refinanced with a combination of debt and/or equity at the discretion of the management committee. If an equity contribution is elected to repay the senior notes, the Partnership will be expected to make an equity contribution of up to $50 million to Northern Border.

Our equity investee PNGTS has $16.5 million of senior secured notes payment due for the remainder of 2016, of which the Partnership’s share is approximately $8 million. While PNGTS debt repayments are not funded with cash calls to its owners, PNGTS has historically funded its scheduled debt repayments by adjusting its available cash for distribution, which effectively reduces the net cash that will be received by the Partnership as distributions from PNGTS.

Additionally, PNGTS is restricted under the terms of their note purchase agreement from making cash distributions to its partners unless certain conditions are met. Before a distribution can be made, the debt service reserve account must be fully funded, and PNGTS debt service coverage ratio for the preceding and succeeding twelve months must be 1.30 or greater.

GTN has commitments of $3.2 million as of March 31, 2016 in connection with the closeout costs relating to the Carty Lateral project, various capital overhauls and other capital projects.

2016 First Quarter Cash Distribution

On April 21, 2016, the board of directors of our General Partner declared the Partnership’s first quarter 2016 cash distribution in the amount of $0.89 per common unit payable on May 13, 2016 to unitholders of record as of May 3, 2016.  Please read Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Business Developments.”

Critical Accounting Estimates and Accounting Policy Changes

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting estimates during the three months ended March 31, 2016. Information about our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our significant accounting policies have remained unchanged since December 31, 2015 except as described within Note 3 in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.  A summary of our significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, the Partnership’s interest rate exposure resulted from our floating rate Senior Credit Facility, 2015 Term Loan Facility and GTN’s Unsecured Term Facility, under which $615 million, or 30 percent, of our outstanding debt was subject to variability in LIBOR interest rates. As of December 31, 2015, the Partnership’s interest rate exposure resulted from our floating rate Senior Credit Facility, unhedged portion of 2013 Term Loan Facility amounting to $350 million and Short-Term Loan Facility under which $795 million or 42 percent of our outstanding debt was subject to variability in LIBOR interest rates.  As of March 31, 2016, the variable interest rate exposure related to 2013Term Loan Facility was hedged by fixed interest rate swap arrangements. If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at March 31, 2016, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $6 million.

As of March 31, 2016, $61 million, or 15 percent, of Northern Border’s outstanding debt was at floating rates (December 31, 2015 – $61 million or 15 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at March 31, 2016, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.

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

The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At March 31, 2016, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $4 million (both on a gross and net basis) (December 31, 2015 - $1 million). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three months ended March 31, 2016 and 2015. The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of $2 million for the three months ended March 31, 2016 (2015 – $1 million). For the three months ended March 31, 2016, the net realized loss related to the interest rate swaps was nil million and was included in financial charges and other (2015 – $1 million).

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2016 and December 31, 2015.

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

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At March 31, 2016, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At March 31, 2016, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $30 million and two of our customers, Anadarko Energy Services Company and Pacific Gas and Electric Company owed us approximately $4 million and $3 million, respectively, which represented greater than 10 percent of our accounts receivable.

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At March 31, 2016, the Partnership had a committed revolving bank line of $500 million maturing in 2017 and the outstanding balance on this facility was $370 million. In addition, at March 31, 2016, Northern Border had a committed revolving bank line of $200 million maturing in 2020 and $61 million was drawn.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its reported results of operations.

PART II – OTHER INFORMATION

Item 1.                                                         Legal Proceedings

We are involved in various legal proceedings that arise in the ordinary course of business, as well as proceedings that we consider material under federal securities regulations. For additional information on other legal and environmental proceedings affecting the Partnership, please refer to Part 1. Item 3 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Great Lakes v. Essar Steel Minnesota LLC, et al. –  A description of this legal proceeding can be found in Notes to Consolidated Financial Statements –Note 15 Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Item 1A.                                                Risk Factors

TransCanada’s acquisition of Columbia Pipeline Group could change the pace and scope of future acquisitions by the Partnership.

With the intended acquisition of additional U.S. natural gas pipeline assets, TransCanada’s actual funding needs and broader business strategies may change.  There can be no assurance of how this intended acquisition may influence TransCanada’s views of future transactions with the Partnership.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of May 2016.

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