Form 10-Q
period 2016-09-30
TC PIPELINES LP
filed 2016-11-04
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 2, 2016, there were 67,011,999 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
2015 GTN Acquisition	Partnership’s acquisition of the remaining 30 percent interest in GTN on April 1, 2015
2015 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated September 30, 2015
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market equity issuance program
Bison	Bison Pipeline LLC
CAD	Canadian dollars
Carty Lateral	GTN lateral pipeline in north-central Oregon that delivers natural gas to a power plant owned by Portland General Electric Company
Consolidated Subsidiaries	GTN, Bison, North Baja and Tuscarora
DOT	U.S. Department of Transportation
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
IDRs	Incentive Distribution Rights
ILPs	The Partnership’s intermediate limited partnerships, TC GL Intermediate Limited Partnership, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja, Tuscarora, and PNGTS
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of the Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
PNGTS	Portland Natural Gas Transmission System
PNGTS Acquisition	Partnership’s acquisition of a 49.9 percent interest in PNGTS, effective January 1, 2016
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior facility under revolving credit agreement as amended and restated, dated November 20, 2012
Short-Term Loan Facility	TC PipeLines, LP’s short-term loan facility under loan agreement dated October 1, 2014
TransCanada	TransCanada Corporation and its subsidiaries, as applicable
Tuscarora	Tuscarora Gas Transmission Company
Tuscarora Settlement	Stipulation and Agreement of Settlement for Tuscarora regarding its rates and terms and conditions of service approved by the FERC on September 22, 2016
U.S.	United States of America
VIEs	Variable Interest Entities

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

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars, except per common unit amounts)	2016	2015	2016	2015

Transmission revenues	91	83	266	255
Equity earnings (Note 4)	24	17	88	63
Operation and maintenance expenses	(14)	(12)	(36)	(36)
Property taxes	(4)	(5)	(14)	(16)
General and administrative	(1)	(1)	(5)	(5)
Depreciation	(21)	(21)	(64)	(63)
Financial charges and other (Note 14)	(17)	(12)	(50)	(41)
Net income	58	49	185	157

Net income attributable to non-controlling interests	—	—	—	7
Net income attributable to controlling interests	58	49	185	150

Net income attributable to controlling interest allocation
Common units	43	45	164	143
General Partner	4	2	9	5
Class B units	11	2	12	2
	58	49	185	150

Net income per common unit (Note 8) — basic and diluted	$0.65	$0.70	$2.51	$2.23

Weighted average common units outstanding — basic and diluted (millions)	66.1	64.0	65.3	63.8

Common units outstanding, end of period (millions)	66.6	64.0	66.6	64.0

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2016	2015	2016	2015

Net income	58	49	185	157
Other comprehensive income
Change in fair value of cash flow hedges (Note 12)	2	(1)	(1)	(2)
Reclassification to net income of gains and losses on cash flow hedges (Note 12)	—	—	—	—
Comprehensive income	60	48	184	155
Comprehensive income attributable to non-controlling interests	—	—	—	7
Comprehensive income attributable to controlling interests	60	48	184	148

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	September 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	72	39
Accounts receivable and other (Note 13)	35	35
Inventories	7	7
	114	81
Equity investments (Note 4)	1,042	965
Plant, property and equipment
(Net of $871 accumulated depreciation; 2015 - $811)	1,895	1,949
Goodwill	130	130
Other assets (Note 3)	—	1
	3,181	3,126

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	28	32
Accounts payable to affiliates (Note 11)	5	5
Accrued interest	13	8
Current portion of long-term debt (Note 5)	27	14
	73	59
Long-term debt (Notes 3 and 5)	1,896	1,889
Other liabilities	28	27
	1,997	1,975

Common units subject to rescission (Note 7)	83	—

Partners’ Equity
Common units	971	1,021
Class B units (Note 7)	107	107
General partner	26	25
Accumulated other comprehensive loss	(3)	(2)
Controlling interests	1,101	1,151
	3,181	3,126

Contingencies (Note 15)

Variable Interest Entities (Note 17)

Subsequent Events (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
(unaudited)	September 30,
(millions of dollars)	2016	2015

Cash Generated From Operations
Net income	185	157
Depreciation	64	63
Amortization of debt issue costs reported as interest expense (Note 3)	1	1
Equity allowance for funds used during construction	—	(1)
Equity earnings in excess of cumulative distributions:
PNGTS	(2)	—
Change in operating working capital (Note 10)	8	9
	256	229
Investing Activities
Cumulative distributions in excess of equity earnings:
Northern Border	31	18
Great Lakes	19	12
Investment in Great Lakes	(4)	(4)
Acquisition of the remaining 30 percent interest in GTN	—	(264)
Acquisition of 49.9 percent interest in PNGTS (Note 6)	(193)	—
Capital expenditures	(21)	(45)
Other	3	1
	(165)	(282)
Financing Activities
Distributions paid (Note 9)	(184)	(169)
Distributions paid to Class B units (Note 7)	(12)	—
Distributions paid to non-controlling interests	—	(9)
Common unit issuance, net	35	26
Common unit issuance subject to rescission, net (Note 7)	83	—
Equity contribution by the General Partner	—	2
Long-term debt issued, net of discount (Note 5)	200	598
Long-term debt repaid (Note 5)	(180)	(390)
Debt issuance costs	—	(3)
	(58)	55
Increase in cash and cash equivalents	33	2
Cash and cash equivalents, beginning of period	39	26
Cash and cash equivalents, end of period	72	28

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Limited Partners					Accumulated
	Common Units		Class B Units		General Partner	Other Comprehensive Loss (a)	Total Equity
(unaudited)	(millions of units)	(millions of dollars)	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of dollars)

Partners’ Equity at December 31, 2015	64.3	1,021	1.9	107	25	(2)	1,151
Net income	—	164	—	12	9	—	185
Other Comprehensive Loss	—	—	—	—	—	(1)	(1)
Common unit issuance subject to rescission, net (Note 7)	1.6	81	—	—	2	—	83
Reclassification of common unit issuance subject to rescission, net (Note 7)	(1.6)	(81)	—	—	(2)	—	(83)
ATM Equity Issuance, net (Note 7)	0.7	35	—	—	—	—	35
Acquisition of 49.9 percent interest in PNGTS (Note 6)	—	(72)	—	—	(1)	—	(73)
Distributions	—	(177)	—	(12)	(7)	—	(196)
Partners’ Equity at September 30, 2016	65.0	971	1.9	107	26	(3)	1,101

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

NOTE 2                         SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Future accounting changes

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” an amendment of previously issued guidance, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment provides guidance on several items such as debt pre-payment or extinguishment costs, proceeds from the settlement of insurance claims, contingent consideration payments made after a business combination and distributions received from equity method investments. The new guidance is effective January 1, 2018 and requires application using a retrospective approach. The Partnership is currently evaluating the impact of adoption of this guidance and has not yet determined the impact on its consolidated financial statements.

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

2) Identify the performance obligations in the contract

3) Determine the transaction price

4) Allocate the transaction price to the performance obligations

5) Recognize revenue when (or as) each performance obligations is satisfied

The new guidance also specifies the accounting for some costs to obtain or fulfill a contract, as well as enhanced disclosure requirements. The Partnership is currently identifying existing customer contracts and groups of contracts that are within the scope of the new guidance and has begun analyzing individual contracts in order to determine any impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” The new guidance requires lessees to recognize most leases, including operating leases, on the balance sheet as lease assets and lease liabilities. In addition, lessees will be required to reassess assumptions associated with existing leases as well as to provide expanded qualitative and quantitative disclosures. The new standard does not make extensive changes to lessor accounting. The new guidance is effective January 1, 2019 and will be applied using a modified retrospective approach. The Partnership is currently identifying existing lease agreements that are within the scope of the new guidance that may have an impact on its consolidated financial statements.

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

NOTE 4                         EQUITY INVESTMENTS

Northern Border, Great Lakes and PNGTS are regulated by FERC and are operated by subsidiaries of TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees. The Partnership’s equity investments are held through our ILPs that are considered to be variable interest entities (VIEs). Refer to Note 3, Accounting Pronouncements and Note 17, Variable Interest Entities.

	Ownership	Equity Earnings from Unconsolidated Affiliates				Investments in Unconsolidated Affiliates
	Interest at	Three months		Nine Months
(unaudited)	September 30,	ended September 30,		ended September 30,		September 30,	December 31,
(millions of dollars)	2016	2016	2015	2016	2015	2016	2015

Northern Border (a)	50%	18	16	52	50	449	480
Great Lakes	46.45%	4	1	23	13	470	485
PNGTS (b)	49.90%	2	—	13	—	123	—
		24	17	88	63	1,042	965

(a)  Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

(b) On January 1, 2016, the Partnership acquired a 49.9 percent interest in PNGTS (Refer to Note 6). For the three and nine months ended September 30, 2016, the Partnership recorded no undistributed earnings from PNGTS.

Northern Border

The Partnership did not have undistributed earnings from Northern Border for the three and nine months ended September 30, 2016 and 2015.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	September 30, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	17	27
Other current assets	35	33
Plant, property and equipment, net	1,100	1,124
Other assets (a)	15	16
	1,167	1,200

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	43	39
Deferred credits and other	28	26
Long-term debt, net (a), (b)	430	409
Partners’ equity
Partners’ capital	668	728
Accumulated other comprehensive loss	(2)	(2)
	1,167	1,200

(a)  As a result of the application of ASU No. 2015-03 and similar to the presentation of debt discounts, debt issuance costs of $2 million at December 31, 2015 previously reported as other assets in the balance sheet were reclassified as an offset against their respective debt liabilities.

(b) Includes current maturities of $100 million senior notes at December 31, 2015. During August 2016, the $100 million senior notes were refinanced with a draw on Northern Border’s $200 million revolving credit agreement that expires in 2020.

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2016	2015	2016	2015

Transmission revenues	74	71	218	215
Operating expenses	(18)	(17)	(53)	(51)
Depreciation	(15)	(16)	(44)	(45)
Financial charges and other	(5)	(6)	(16)	(17)
Net income	36	32	105	102

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2016. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership did not have undistributed earnings from Great Lakes for the three and nine months ended September 30, 2016 and 2015.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	September 30, 2016	December 31, 2015

ASSETS
Current assets	48	86
Plant, property and equipment, net	718	727
	766	813

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	25	31
Long-term debt, net (a), (b)	288	297
Partners’ equity	453	485
	766	813

(a)              The application of ASU No. 2015-03 did not have a material effect on Great Lakes’ financial statements.

(b)             Includes current maturities of $19 million as of September 30, 2016 (December 31, 2015 - $19 million).

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2016	2015	2016	2015

Transmission revenues	36	29	133	105
Operating expenses	(15)	(15)	(45)	(40)
Depreciation	(7)	(7)	(21)	(21)
Financial charges and other	(6)	(5)	(17)	(17)
Net income	8	2	50	27

NOTE 5                         DEBT AND CREDIT FACILITIES

(unaudited)	September 30,	December 31,	Weighted Average Interest Rate for the Nine Months Ended
(millions of dollars)	2016	2015	September 30, 2016

TC PipeLines, LP Senior Credit Facility due 2017	220	200	1.70%
TC PipeLines, LP 2013 Term Loan Facility due 2018	500	500	1.71%
TC PipeLines, LP 2015 Term Loan Facility due 2018	170	170	1.60%
TC PipeLines, LP 4.65% Unsecured Senior Notes due 2021	350	350	4.65	%(b)
TC PipeLines, LP 4.375% Unsecured Senior Notes due 2025	350	350	4.375	%(b)
GTN 5.29% Unsecured Senior Notes due 2020	100	100	5.29	%(b)
GTN 5.69% Unsecured Senior Notes due 2035	150	150	5.69	%(b)
GTN Unsecured Term Loan Facility due 2019	65	75	1.40%
Tuscarora Unsecured Term Loan due 2019	10	—	1.58%
Tuscarora 3.82% Series D Senior Notes due 2017	16	16	3.82	%(b)
	1,931	1,911
Less: unamortized debt issuance costs and debt discount (a)	8	8
Less: current portion	27	14
	1,896	1,889

(a)              As a result of the application of ASU No. 2015-03 and similar to the presentation of debt discounts, debt issuance costs of $7 million at December 31, 2015 previously reported as other assets in the balance sheet were reclassified as an offset against debt. Refer to Note 3, Accounting Pronouncements.

(b)             Fixed interest rate.

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 20, 2017, under which $220 million was outstanding at September 30, 2016 (December 31, 2015 - $200 million), leaving $280 million available for future borrowing.

After hedging activity, the interest rate incurred on the 2013 Term Loan Facility averaged 2.27 percent and 2.31 percent for the three and nine months ended September 30, 2016, respectively (2015 — 1.85 percent and 1.84 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.78 percent at September 30, 2016 (December 31, 2015 — 1.50 percent).

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

•                  5.50 to 1.00 for the quarter ending September 30, 2016;

•                  5.00 to 1.00 for the quarter ending December 31, 2016 and each subsequent fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions has been executed, in which case the leverage ratio is to be no greater than 5.50 to 1.00.

The leverage ratio was 4.23 to 1.00 as of September 30, 2016.

GTN’s Unsecured Senior Notes, along with GTN’s Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization. GTN’s total debt to total capitalization ratio at September 30, 2016 was 43.9 percent.

On April 29, 2016, Tuscarora entered into a $9.5 million unsecured variable rate term loan facility which requires yearly principal payments until its maturity on April 29, 2019. The variable interest is based on LIBOR plus an applicable margin and was 1.66 percent at September 30, 2016.

Tuscarora’s Series D Senior Notes, which require yearly principal payments until maturity, are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners. The Series D Senior Notes contain a covenant that limits total debt to no greater than 45 percent of Tuscarora’s total capitalization. Tuscarora’s total debt to total capitalization ratio at September 30, 2016 was 24.1 percent. Additionally, the Series D Senior Notes require Tuscarora to maintain a Debt Service Coverage Ratio (cash available from operations divided by a sum of interest expense and principal payments) of greater than 3.00 to 1.00. The ratio was 4.35 to 1.00 as of September 30, 2016.

At September 30, 2016, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Third Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)

2016	4
2017	243
2018	691
2019	43
2020	100
Thereafter	850
1,931

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

The Partnership funded the cash portion of the transaction using proceeds received in 2015 from our ATM Program and additional borrowings under our Senior Credit Facility. The purchase agreement provides for additional payments to TransCanada ranging from $5 million up to a total of $50 million if pipeline capacity is expanded to various thresholds during the fifteen year period following the date of closing.

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

NOTE 7                         PARTNERS’ EQUITY

ATM equity issuance program

During the nine months ended September 30, 2016, we issued 2,270,150 common units under our ATM Program generating net proceeds of approximately $116 million, plus approximately $2 million from the General Partner to maintain its effective two percent general partner interest. The commissions to our sales agents in the nine months ended September 30, 2016 were approximately $1.2 million. The net proceeds were used to repay a portion of the borrowings under the Senior Credit Facility for the PNGTS Acquisition and for general partnership purposes.

On August 5, 2016, the Partnership entered into an Equity Distribution Agreement ($400 Million EDA) with six financial institutions (the Managers). Pursuant to the terms of the $400 Million EDA, the Partnership may sell from time to time through the Managers, as the Partnership’s sales agents, the Partnership’s common units at an aggregate offering price up to $400,000,000. Sales of the common units will be made by means of ordinary brokers’ transactions through the NYSE at market prices, in block transactions or as otherwise agreed by the Partnership and one or more of the Managers. The common units will be issued pursuant to the Partnership’s shelf registration statement on Form S-3 (Registration No. 333-211907), which was declared effective by the SEC on August 4, 2016.

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

Because the Partnership was ineligible to continue using the Registration Statement following the filing of the 2015 Form 10-K, it is possible that the sales of an aggregate 1,619,631 Common Units under the Registration Statement (the ATM Common Units), which were sold between March 8, 2016 and May 19, 2016 at per Common Unit prices ranging from $47.00 to $54.95, may be deemed to have been unregistered sales of securities. If it is determined that persons who purchased the ATM Common Units from the Partnership after February 26, 2016, purchased such Common Units in an offering deemed to be unregistered, then to the extent there may have been a violation of federal securities laws such persons may be entitled to rescission rights, pursuant to which they could be entitled to recover the amount paid for such ATM Common Units, plus interest (based on the statutory rate under applicable state law), less the amount of any distributions. If such investor has sold any of the ATM Common Units purchased by the investor, then the investor would be entitled to recover the difference between the amount paid for such ATM Common Units and the amount at which such ATM Common Units were sold, assuming the investor’s ATM Common Units were sold at a loss, plus interest and less the amount of any distributions. If all of the investors who purchased the ATM Common Units from the Partnership after February 26, 2016 continue to own all of the ATM Common Units and were to demand rescission of their purchases, and such investors were in fact found to be entitled to such rescission, then we would be obligated to repay approximately $82,334,015, plus interest, less the amount of any distributions. The Securities Act generally requires that any claim brought for a violation of Section 5 of the Securities Act be brought within one year of the violation. No unitholder has claimed or attempted to exercise any rescission rights to date.

At September 30, 2016, the Partnership classified all the 1.6 million common units issued under its ATM program after February 26, 2016 up to and including May 19, 2016, which may be subject to rescission rights, outside of equity given the potential redemption feature which is not within the control of the Partnership. These units are treated as outstanding for financial reporting purposes.

The total amount transferred outside of equity was approximately $83 million which includes interest, less distributions paid, and includes our General Partner’s share to maintain its effective two percent interest.

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

For the year ending December 31, 2016, the Class B units’ equity account will be increased by the excess of 30 percent of GTN’s distributions over the annual threshold of $20 million until such amount is declared for distribution and paid in the first quarter of 2017. During the nine months ended September 30, 2016, 30 percent of GTN’s total distributable cash flow was $32 million. As a result of exceeding the $20 million threshold, the Class B units’ equity account was increased by $12 million (Refer to Note 8).

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

The amount allocable to the Class B units in 2016 will equal an amount based upon 30 percent of GTN’s distributable cash flow during the year ending December 31, 2016 less $20 million (2015 — less $15 million).

Net income per common unit was determined as follows:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars, except per common unit amounts)	2016	2015	2016	2015

Net income attributable to controlling interests	58	49	185	150
Net income attributable to the General Partner	(2)	(1)	(4)	(3)
Incentive distributions allocated to the General Partner (a)	(2)	(1)	(5)	(2)
Net income attributable to the Class B units (b)	(11)	(2)	(12)	(2)
Net income allocated to common units	43	45	164	143
Weighted average common units outstanding (millions) — basic and diluted	66.1 (c)	64.0	65.3 (c)	63.8
Net income per common unit — basic and diluted	$0.65	$0.70	$2.51	$2.23

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

(b)             As discussed in Note 7, the Class B units entitle TransCanada to a distribution which is an amount based on 30 percent of GTN’s distributions after achieving certain annual thresholds. The distribution will be payable in the first quarter with respect to the prior year’s distributions. Consistent with the application of Accounting Standards Codification (ASC) Topic 260 — “Earnings per share”, the Partnership allocates a portion of net income attributable to controlling interests to the Class B units in an amount equal to 30 percent of GTN’s total distributable cash flows during the year ending December 31, 2016 less the threshold level of $20 million (2015 - less 15 million). During the six months ended June 30, 2016, the threshold was exceeded and during the nine months ended September 30, 2016, 30 percent of GTN’s total distributable cash flow was $32 million. As a result, $12 million of net income attributable to controlling interests was allocated to the Class B units at September 30, 2016, of which $1 million and $11 million were allocated during the three months ended June 30, 2016 and September 30, 2016, respectively (Refer to Note 7). From April 1, 2015 to September 30, 2015, 30 percent of GTN’s total distributable cash flow was $17 million. As a result, $2 million of net income attributable to controlling interests was allocated to the Class B units for both the three and nine months ended September 30, 2015.

(c)              Includes the common units subject to rescission. These units are treated as outstanding for financial reporting purposes (Refer to Note 7).

NOTE 9                         CASH DISTRIBUTIONS TO COMMON UNITS

During the three and nine months ended September 30, 2016, the Partnership distributed $0.94 and $2.72 per common unit, respectively (2015 — $0.89 and $2.57 per common unit) for a total of $65 million and $184 million, respectively (2015 - $59 million and $169 million).

The distribution paid to our General Partner during the three months ended September 30, 2016 for its effective two percent general partner interest was $1 million along with an IDR payment of $2 million for a total distribution of $3 million (2015 - $ 1 million for the effective two percent interest and a $1 million IDR payment).

The distribution paid to our General Partner during the nine months ended September 30, 2016 for its effective two percent general partner interest was $3 million along with an IDR payments of $4 million for a total distribution of $7 million (2015 - $ 3 million for the effective two percent interest and a $2 million IDR payment)

NOTE 10                  CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Nine months ended September 30,
(millions of dollars)	2016	2015

Change in accounts receivable and other	—	4
Change in accounts payable and accrued liabilities (a)	3	4
Change in accounts payable to affiliates	—	(7)
Change in accrued interest	5	8
Change in operating working capital	8	9

(a)              The accrual of $10 million for the construction of GTN’s Carty Lateral in December 31, 2015 was paid during the first quarter 2016. Accordingly, the payment was reported as capital expenditures in our cash flow statement during the current period.

NOTE 11                  RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million and $3 million for the three and nine months ended September 30, 2016, respectively.   Total costs charged to the Partnership by the General Partner were $1 million and $2 million for the three and nine months ended September 30, 2015, respectively.

As operator of our pipelines, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three and nine months ended September 30, 2016 and 2015 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at September 30, 2016 and December 31, 2015 are summarized in the following tables:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2016	2015	2016	2015

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	8	7	22	21
Northern Border (a)	9	10	25	26
PNGTS (a), (c)	2	—	6	—
GTN (a), (b)	8	8	20	22
Bison (d)	1	1	1	3
North Baja	1	1	3	4
Tuscarora	1	1	3	3
Impact on the Partnership’s net income:
Great Lakes	3	3	9	9
Northern Border	3	3	9	10
PNGTS (c)	1	—	3	—
GTN (b)	7	6	18	17
Bison	1	1	2	3
North Baja	1	1	3	4
Tuscarora	1	1	3	3

(unaudited)
(millions of dollars)	September 30, 2016	December 31, 2015

Net amounts payable to TransCanada’s subsidiaries is as follows:
Great Lakes (a)	3	3
Northern Border (a)	3	5
PNGTS (a)	1	—
GTN	3	3
Bison	—	—
North Baja	—	—
Tuscarora	1	1

(a)              Represents 100 percent of the costs.

(b)             In April 2015, the Partnership acquired the remaining 30 percent interest in GTN.

(c)              In January 2016, the Partnership acquired 49.9 percent interest in PNGTS.

(d)             Net of proceeds of $1 million from the sale of excess pipe (at cost) to an affiliate.

Great Lakes earns transportation revenues from TransCanada and its affiliates, some of which are provided at discounted rates and some of which are at maximum recourse rates. Great Lakes earned $22 million and $91 million of transportation revenues under these contracts for the three and nine months ended September 30, 2016, respectively (2015 - $18 million and $65 million). These amounts represent 62 percent and 69 percent of total revenues earned by Great Lakes for the three and nine months ended September 30, 2016, respectively (2015 — 62 percent for both periods). Great Lakes also earned nil and $1 million of affiliated rental revenue for three and nine months ended September 30, 2016, respectively (2015 — nil and $1 million).

Accordingly, revenue from TransCanada and its affiliates of $11 million and $43 million are included in the Partnership’s equity earnings from Great Lakes for the three and nine months ended September 30, 2016, respectively (2015 - $9 million and $31 million). At September 30, 2016, $9 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2015 - $17 million).

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

Long-term debt is recorded at amortized cost and classified in Level 2 of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified in Level 2 for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices.  The estimated fair value of the Partnership’s debt as at September 30, 2016 and December 31, 2015 was $1,991 million and $1,873 million, respectively.

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At September 30, 2016, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $2 million (both on a gross and net basis) (December 31, 2015 - $1 million). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three and nine months ended September 30, 2016 and 2015. The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a gain of $2 million and a loss of $1 million for the three and nine months ended September 30, 2016, respectively (2015 — loss of $1 million and a loss of $2 million). For the three and nine months ended September 30, 2016, the net realized loss related to the interest rate swaps was $1 million and $2 million, respectively, and was included in financial charges and other (2015 — $1 million and $2 million).  Refer to Note 14 — Financial Charges and Other.

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of September 30, 2016 and December 31, 2015.

(c) Other

As discussed more fully in Note 16, during the second quarter of 2016, we performed a discounted cash flow analysis to assess, for possible impairment, the $82 million of goodwill related to our acquisition of Tuscarora. The estimated fair value measurement is classified as Level 3. In the determination of the fair value, we used internal forecasts for expected future cash flows and applied appropriate discount rates. The determination of expected future cash flows involved significant assumptions and estimates regarding revenue, operating and maintenance costs and future growth capital.

NOTE 13                  ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	September 30, 2016	December 31, 2015

Trade accounts receivable, net of allowance of nil	31	31
Other	4	4
	35	35

NOTE 14                  FINANCIAL CHARGES AND OTHER

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2016	2015	2016	2015

Interest Expense (a)	16	15	49	44
Net realized loss related to the interest rate swaps	1	1	2	2
Other Income	—	(4)	(1)	(5)
	17	12	50	41

(a)              Effective January 1, 2016, interest expense includes amortization of debt issuance costs and discount costs. Refer to Note 3, - Accounting Pronouncements.

NOTE 15                  CONTINGENCIES

Great Lakes v. Essar Steel Minnesota LLC, et al. —  On October 29, 2009, Great Lakes filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC and certain Essar affiliates (collectively, Essar) for breach of its monthly payment obligation under its transportation services agreement with Great Lakes. Great Lakes sought to recover approximately $33 million for past and future payments due under the agreement. On September 16, 2015, following a jury trial, the federal district court judge entered a judgment in the amount of $32.9 million in favor of Great Lakes.  On September 20, 2015, Essar appealed the decision to the United States Court of Appeals for the 8th Circuit (8th Circuit) based on an allegation of improper jurisdiction and a number of other rulings by the federal district judge. Essar was required to post a performance bond for the full value of the judgment pending appeal. Both parties have filed their briefs. In July 2016, Essar filed for Bankruptcy and asked the 8th Circuit Court of Appeals to stay the appeal pending the bankruptcy proceeding. Great Lakes filed a request with the 8th Circuit Court of Appeals to deny the stay.  The stay was denied and the 8th Circuit heard the appeal on October 20, 2016. A decision on the appeal is expected in the first quarter of 2017. If successful on appeal, because Great Lakes has a performance bond for the full amount of the judgment, the bankruptcy proceeding is not expected to impact the ability of Great Lakes recover the full amount of the judgment. Essar could, however, appeal an adverse decision from the 8th Circuit Court of Appeals to the U.S. Supreme Court on Certiorari.

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

NOTE 16                  GOODWILL AND REGULATORY

On January 21, 2016, the FERC issued an Order (the January 21 Order) initiating an investigation pursuant to Section 5 of the Natural Gas Act of 1938 (NGA) to determine whether Tuscarora’s existing rates for jurisdictional services are just and reasonable. On July 15, 2016, Tuscarora filed a petition with FERC requesting approval of the Stipulation and Agreement of Settlement (Tuscarora Settlement) that resolved the Section 5 rate review initiated by FERC in January 2016. Under the terms of the Tuscarora Settlement, Tuscarora’s system-wide unit rate will initially decrease by 17 percent, effective August 1, 2016. Unless superseded by a subsequent rate case or settlement, this rate will remain in effect for three years, after which time the unit rate will decrease an additional seven percent for an additional three years. The settlement does not contain a rate moratorium and requires Tuscarora to file to establish new rates no later than six years following the effective date of the initial settlement rates.

The expected reduction in Tuscarora’s future cash flows due to the high probability of approval of the Tuscarora Settlement as filed constituted a triggering event in the second quarter of 2016 that led us to evaluate, for possible impairment, the $82 million of goodwill related to our acquisition of Tuscarora.

Our analysis in the second quarter resulted in the estimated fair value of Tuscarora exceeding its carrying value but the excess was less than 10 percent. The fair value was measured using a discounted cash flow analysis and included revenue expected from Tuscarora’s current contracting level together with other opportunities on the system. There is a risk that reductions in future cash flow forecasts as a result of Tuscarora not being able to maintain its current contracting level and/or not being able to realize other opportunities on the system, together with adverse changes in other key assumptions such as projected operating costs and other future growth capital, could result in a future impairment of the goodwill balance relating to Tuscarora.

On September 22, 2016, the Tuscarora Settlement was approved by the FERC as filed. No other conditions or triggering events existed during the third quarter of 2016 that would require us to perform another interim goodwill impairment analysis on Tuscarora.

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

(unaudited)
(millions of dollars)	September 30, 2016	December 31, 2015

ASSETS (LIABILITIES) *
Accounts receivable and other	24	25
Inventories	6	6
Equity investments	1,042	965
Plant, property and equipment	852	872
Other assets	2	2
Accounts payable and accrued liabilities	(18)	(26)
Accounts payable to affiliates, net	(14)	(6)
Accrued interest	(5)	(1)
Current portion of long-term debt	(27)	(14)
Long-term debt	(313)	(326)
Other liabilities	(25)	(24)

*North Baja and Bison, which are also assets held through our consolidated VIEs, are excluded as the assets of these entities can be used for purposes other than the settlement of the VIE’s obligations.

NOTE 18                  SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through November 4, 2016, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On October 20, 2016, the board of directors of our General Partner declared the Partnership’s third quarter 2016 cash distribution in the amount of $0.94 per common unit payable on November 14, 2016 to unitholders of record as of November 1, 2016. The declared distribution to our General Partner will include a $1.3 million distribution for its effective two percent general partner interest and an IDR payment amounting to $1.9 million for a total distribution of $3.2 million.

Northern Border declared its September 2016 distribution of $14 million on October 7, 2016, of which the Partnership will receive its 50 percent share or $7 million on October 31, 2016.

Great Lakes declared its third quarter 2016 distribution of $11 million on October 25, 2016, of which the Partnership will receive its 46.45 percent share or $5 million on November 1, 2016.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

RECENT BUSINESS DEVELOPMENTS

Cash Distributions — On April 21, 2016, the board of directors of our General Partner declared the Partnership’s first quarter 2016 cash distribution in the amount of $0.89 per common unit, and was paid on May 13, 2016 to unitholders of record as of May 2, 2016. The first quarter 2016 cash distribution to our General Partner included a $1.2 million distribution for its effective two percent general partner interest and an IDR payment amounting to $0.9 million for a total distribution of $2.1 million.

On July 21, 2016, the board of directors of our General Partner declared the Partnership’s second quarter 2016 cash distribution in the amount of $0.94 per common unit payable on August 12, 2016 to unitholders of record as of August 1, 2016 reflecting a $0.05 per common unit increase to the first quarter 2016 quarterly distribution. The declared distribution to our General Partner included a $1.3 million distribution for its effective two percent general partner interest and an IDR payment amounting to $1.9 million for a total distribution of $3.2 million.

On October 20, 2016, the board of directors of our General Partner declared the Partnership’s third quarter 2016 cash distribution in the amount of $0.94 per common unit payable on November 14, 2016 to unitholders of record as of November 1, 2016. The declared distribution to our General Partner will include a $1.3 million distribution for its effective two percent general partner interest and an IDR payment amounting to $1.9 million for a total distribution of $3.2 million.

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

Tuscarora Rate Case - On January 21, 2016, the FERC issued an Order (the January 21 Order) initiating an investigation pursuant to Section 5 of the NGA to determine whether Tuscarora’s existing rates for jurisdictional services are just and reasonable. On July 15, 2016, Tuscarora filed a petition with FERC requesting approval of the Tuscarora Settlement that resolved the Section 5 rate review initiated by FERC in January 2016. Under the terms of the Tuscarora Settlement, Tuscarora’s system-wide unit rate will initially decrease by 17 percent, effective August 1, 2016. Unless superseded by a subsequent rate case or settlement, this rate will remain in effect for three years, after which time the unit rate will decrease an additional seven percent per year for an additional three years. The settlement does not contain a rate moratorium and requires Tuscarora to file to establish new rates no later than six years following the effective date of the initial settlement rates. While this new rate structure will reduce Tuscarora’s future cash flows, the achievement of rate certainty helps ensure predictable cash flows and enhances Tuscarora’s long term value.

On September 22, 2016, the Tuscarora Settlement was approved by the FERC as filed.

ATM program — On August 5, 2016, the Partnership entered into the $400 Million EDA with the Managers. Pursuant to the terms of the $400 Million EDA, the Partnership may sell from time to time through the Managers, as the Partnership’s sales agents, the Partnership’s common units at an aggregate offering price up to $400,000,000.  Sales of the common units will be made by means of ordinary brokers’ transactions through the NYSE at market prices, in block transactions or as otherwise agreed by the Partnership and one or more of the Managers. The common units will be issued pursuant to the Partnership’s shelf registration statement on Form S-3 (Registration No. 333-211907), which was declared effective by the SEC on August 4, 2016.

During the third quarter of 2016, we had sold 650,519 units at an average price of $54.04 for total net proceeds of approximately $35 million, including our General Partner’s proportionate equity contribution of approximately $0.7 million to maintain its two percent effective interest, net of approximately $0.4 million of commissions to our sales agents.

Outlook of Our Business

TransCanada, the ultimate parent company of our General Partner, recently announced the execution of an agreement to acquire all of the outstanding publicly-held common units of Columbia Pipeline Partners LP and stated that the decision to acquire Columbia Pipeline Partners completed its review of strategic alternatives for its master limited partnership (MLP) holdings following its acquisition of Columbia Pipeline Group, Inc. This acquisition will leave TransCanada with a single MLP in TC PipeLines, LP, which it describes as a core element of TransCanada’s future strategy.

TransCanada is advancing CAD $25 billion of near-term capital projects, approximately CAD $7.5 billion of which has been invested to date with the remainder to be spent largely over the next three years. TransCanada says it intends to prudently fund its capital program in a manner that is consistent with maintaining its financial strength, including drop downs to the Partnership.

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

	Three months ended				Nine months ended
(unaudited)	September 30,		$	%	September 30,		$	%
(millions of dollars)	2016	2015	Change*	Change*	2016	2015	Change*	Change*

Transmission revenues	91	83	8	10	266	255	11	4
Equity earnings from unconsolidated affiliates	24	17	7	41	88	63	25	40
Operating, maintenance and administrative	(19)	(18)	(1)	(6)	(55)	(57)	2	4
Depreciation	(21)	(21)	—	—	(64)	(63)	(1)	(2)
Financial charges and other	(17)	(12)	(5)	(42)	(50)	(41)	(9)	(22)
Net income	58	49	9	18	185	157	28	18
Net income attributable to non-controlling interests	—	—	—		—	7	7	100
Net income attributable to controlling interests	58	49	9	18	185	150	35	23

* Positive number represents a favorable change; bracketed or negative number represents an unfavorable change

Three Months Ended September 30, 2016 compared to Same Period in 2015

The Partnership’s net income attributable to controlling interests was higher by $9 million or 18 percent due to higher revenues from our wholly owned subsidiaries together with higher equity earnings from unconsolidated affiliates partially offset by an increase in costs.

Transmission revenues - the $8 million increase was primarily due to:

•                  higher discretionary revenues on GTN from short-term services sold to its customers; and

•                  new revenues from GTN’s Carty lateral system which was placed in service in October 2015.

Earnings from equity investments - the $7 million increase was mainly attributable to:

•               higher equity earnings from Great Lakes primarily due to higher transportation revenues resulting from higher levels of contracted volumes; and

•                  the acquisition of a 49.9 percent interest in PNGTS effective January 1, 2016.

Nine Months Ended September 30, 2016 compared to Same Period in 2015

The Partnership’s net income attributable to controlling interests was higher by $35 million or 23 percent mainly due to the following:

Transmission revenues - the $11 million increase was primarily due to the net effect of:

•                  higher discretionary revenues on GTN from short-term services sold to its customers;

•                  new revenues from GTN’s Carty lateral system which was placed in service in October 2015; and

•                  lower transportation rates on GTN as a result of the settlement reached with its customers effective July 1, 2015.

Earnings from equity investments - the $25 million increase was mainly attributable to:

•                  higher equity earnings from Great Lakes primarily due to higher transportation revenues during the period as a result of a timing difference on the recognition of $14.1 million in deferred revenues from ANR contracts during the previous period (refer to Note 11 within Item 1. “Financial Statement” for further information) and higher levels of contracted volumes; and

•                  the acquisition of a 49.9 percent interest in PNGTS effective January 1, 2016.

Financial charges and other. The $9 million increase was mainly attributable to additional borrowings to fund a portion of our recent acquisitions.

Net income attributable to non-controlling interests. The $7 million change was due to the 2015 GTN acquisition effective April 1, 2015, whereby the Partnership now owns 100 percent of GTN.

Net Income Attributable to Common Units and Net Income per Common Unit

As discussed in Note 8 Net Income per Common Unit within Item 1. “Financial Statements,” we allocated $11 million and $12 million of the Partnership’s net income attributable to controlling interests to the Class B units in the three and nine months ended September 30, 2016, respectively, representing the excess of 30 percent of GTN’s distribution over the 2016 threshold level of $20 million. This allocation reduced net income attributable to the common units and accordingly, reduced net income per common unit by approximately 17 cents and 19 cents for the three and nine months ended September 30, 2016, respectively.

Additionally, we began allocating 30 percent of GTN’s distributable cash flow to the Class B units beginning late second quarter of 2016 as the threshold level for 2016 was exceeded at the end of the second quarter of 2016. The allocation continued throughout the third quarter and we expect to continue through the end of 2016. This is expected to result in a further reduction in net income per common unit in the fourth quarter.

From April 1, 2015 to September 30, 2015, 30 percent of GTN’s total distributable cash flow was $17 million and the 2015 threshold level was $15 million. As a result, $2 million of net income attributable to controlling interests was allocated to the Class B units for both the three and nine months ended September 30, 2015. This allocation reduced net income per common unit by approximately three cents for both the three and nine months ended September 30, 2015.

Please read also Note 7 within Item 1. “Financial Statements” for additional disclosures on the Class B units.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity and cash flows include distributions received from our investments in partially owned affiliates, operating cash flows from our subsidiaries, public offerings of debt and equity, term loans and our bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions (including those distributions made to TransCanada through our General Partner and as holder of all our Class B units) primarily with operating cash flow. Long-term capital needs may be met through the issuance of long-term debt and/or equity. Overall, we believe that our pipeline systems’ ability to obtain financing at reasonable rates, together with a history of consistent cash flow from operating activities, provide a solid foundation to meet future liquidity and capital requirements. We expect to be able to fund our liquidity requirements, including our distributions and required debt repayments, at the Partnership level over the next 12 months utilizing our cash flow and, if required, our existing Senior Credit Facility. The following table sets forth the available borrowing capacity under the Partnership’s Senior Credit Facility.

(unaudited) (millions of dollars)	September 30, 2016	December 31, 2015

Total capacity under the Senior Credit Facility	500	500
Less: Outstanding borrowings under the Senior Credit Facility	220	200
Available capacity under the Senior Credit Facility	280	300

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

Cash Flow Analysis for the Nine Months Ended September 30, 2016 compared to Same Period in 2015

	Nine months ended
(unaudited)	September 30,
(millions of dollars)	2016	2015

Net cash provided by (used in):
Operating activities	256	229
Investing activities	(165)	(282)
Financing activities	(58)	55
Net increase in cash and cash equivalents	33	2
Cash and cash equivalents at beginning of the period	39	26
Cash and cash equivalents at end of the period	72	28

Operating Cash Flows

Net cash provided by operating activities increased by $27 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to higher earnings as discussed in more detail in the “Results of Operations” section.

Investing Cash Flows

Net cash used in investing activities decreased by $117 million in the nine months ended September 30, 2016 compared to the same period in 2015 as we invested a lesser amount for our most recent acquisition of PNGTS compared to our investment during the same period in 2015. In 2015, we paid $264 million to acquire the remaining 30 percent interest in GTN compared to $193 million paid for the acquisition of a 49.9 percent interest in PNGTS in 2016.

Other factors impacting our investing cash flows in the nine months ended September 30, 2016 compared to the same period in 2015 were as follows:

•                  higher net distributions in 2016 from our equity investments; and

•                  higher capital expenditures in 2015 due to expenditures related to the construction of the Carty Lateral.

Financing Cash Flows

Net cash provided by financing activities decreased by $113 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the net effect of:

•                  $188 million decrease in net issuances of debt in 2016 as compared with 2015;

•                  $92 million increase in our ATM equity issuances in 2016 as compared with 2015;

•                  $15 million increase in distributions paid to our common units including our General Partner’s effective two percent share and its related IDRs;

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

Northern Border’s $100 million of senior notes matured in August 2016 and was refinanced with a draw on its $200 million revolving credit agreement.

Our equity investee PNGTS has $5 million of scheduled debt repayments for the remainder of 2016, of which the Partnership’s share is approximately $3 million. While PNGTS debt repayments are not funded with cash calls to its owners, PNGTS has historically funded its scheduled debt repayments by adjusting its available cash for distribution, which effectively reduces the net cash that is received by the Partnership as distributions from PNGTS.

Additionally, PNGTS is restricted under the terms of its note purchase agreement from making cash distributions to its partners unless certain conditions are met. Before a distribution can be made, the debt service reserve account must be fully funded and the PNGTS debt service coverage ratio for the preceding and succeeding twelve months must be 1.30 or greater. At September 30, 2016, the debt service coverage ratio was 2.05 for the twelve preceding months and 1.58 for the twelve succeeding months. Therefore, PNGTS was not restricted to make any cash distributions.

GTN has commitments of $4 million as of September 30, 2016 in connection with pipeline integrity projects and various maintenance and general plant projects.

North Baja has commitments of $1 million as of September 30, 2016 in connection with various maintenance capital and pipe replacement projects.

2016 Third Quarter Cash Distribution

On October 20, 2016, the board of directors of our General Partner declared the Partnership’s third quarter 2016 cash distribution in the amount of $0.94 per common unit payable on November 14, 2016 to unitholders of record as of November 1, 2016.  Please read Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Business Developments.”

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

The following table represents a reconciliation of our EBITDA, Total distributable cash flow and Distributable cash flow to the most directly comparable GAAP financial measure, Net income, for the periods presented:

Reconciliations of Net Income to Distributable Cash Flow

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2016	2015	2016	2015
Net income	58	49	185	157

Add:
Interest expense (a)	17	16	51	45
Depreciation and amortization	21	21	64	64

EBITDA	96	86	300	266

Add:
Distributions from equity investments(b) (e)
Northern Border	23	23	67	69
Great Lakes	5	3	28	21
PNGTS (c)	3	—	19	—
	31	26	114	90
Less:
Equity earnings:
Northern Border	(18)	(16)	(52)	(50)
Great Lakes	(4)	(1)	(23)	(13)
PNGTS (c)	(2)	—	(13)	—
	(24)	(17)	(88)	(63)
Less:
Equity AFUDC	—	(1)	—	(1)
Interest expense	(17)	(16)	(51)	(45)
Distributions to non-controlling interests (d)	—	—	—	(11)
Maintenance capital expenditures (e)	(2)	(6)	(9)	(12)

Total Distributable Cash Flow	84	72	266	224
General Partner distributions declared (f)	(4)	(2)	(9)	(5)
Distributions allocable to Class B units (g)	(11)	(2)	(12)	(2)
Distributable Cash Flow	69	68	245	217

(a)              Interest expense as presented here includes net realized loss related to interest rate swaps. Please read Notes 3 and 14 within Item 1. “Financial Statements” for information.

(b)             Amounts here are calculated in accordance with the cash distribution policies of these entities. Distributions from each of our equity investments represent our respective share of these entities’ quarterly distributable cash during the current reporting period.

(c)              Our equity investee PNGTS has $22 million of senior secured notes payment due in 2016, of which the Partnership’s share is approximately $11 million. While PNGTS debt repayments are not funded with cash calls to its owners, PNGTS has historically funded its scheduled debt repayments and other cash needs such as tax payments, by adjusting its available cash for distribution, which effectively reduces the net cash that we actually receive as distributions from PNGTS.  Accordingly, these amounts represent our 49.9 percent share of distributions from PNGTS’ available cash before our proportionate share of the total debt repayment of PNGTS.

(d)             Distributions to non-controlling interests represents the respective share of our consolidated entities’ quarterly distributable cash not owned by us during the current reporting period.

(e)              The Partnership’s maintenance capital expenditures include cash expenditures made to maintain, over the long term, our assets’ operating capacity, system integrity and reliability.  Accordingly, this amount represents the Partnership’s and its consolidated subsidiaries’ maintenance capital expenditures and does not include the Partnership’s share of maintenance capital expenditures on our equity investments. Such amounts are reflected in “Distributions from equity investments” as those amounts are withheld by those entities from their quarterly distributable cash.

(f)               Distributions declared to the General Partner for the three and nine months ended September 30, 2016 included an incentive distribution of approximately $2 million and $5 million, respectively. Distributions declared to the General Partner for the three and nine months ended September 30, 2015 included an incentive distribution of approximately $1 million and $2 million, respectively.

(g)              During the nine months ended September 30, 2016, 30 percent of GTN’s total distributions amounted to $32 million. As a result of exceeding the $20 million threshold since the end of the second quarter of 2016, $12 million was allocated to the Class B units at September 30, 2016, of which $1 million and $11 million were allocated during the three months ended June 30, 2016 and September 30, 2016, respectively.

From April 1 to September 30, 2015, 30 percent of GTN’s total distributable cash flow amounted to $17 million and the 2015 threshold was $15 million. As a result, $2 million was allocated to the Class B units for both the three and nine months ended September 30, 2015.

Please read Notes 7 and 8 within Item 1. “Financial Statements” for additional disclosures on the Class B units.

Third Quarter 2016 Compared with Third Quarter 2015

Our EBITDA increased by $10 million compared to the same period in 2015 mainly due to higher transmission revenues and higher earnings from our equity investments as discussed in more detail in the Results of Operations section.

Our Distributable cash flow remained comparable to that of the prior period primarily due to the same factors that impacted our EBITDA offset by higher distributions allocable to Class B units in 2016 compared to 2015. The higher distributions allocable to the Class B units in the current period were mainly due to achieving the 2016 threshold of $20 million sooner compared to when we achieved the 2015 threshold of $15 million. During the current year, the threshold was exceeded at the end of second quarter of 2016; therefore we began allocating 30 percent of GTN’s distributable cash flows to the Class B units beginning late second quarter of 2016 which continued throughout the third quarter of 2016. In 2015, the threshold was exceeded at the end of third quarter of 2015 and only a minimal amount was allocated to the Class B units during third quarter of 2015.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

Our EBITDA increased by $34 million compared to the same period in 2015 mainly due to higher transmission revenues and higher earnings from our equity investments as discussed in more detail in the Results of Operations section.

Distributable cash flow increased by $28 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the net effect of:

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

Contractual Obligations

The Partnership’s contractual obligations related to debt as of September 30, 2016 included the following:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Nine Months Ended September 30, 2016
TC PipeLines, LP Senior Credit Facility due 2017	220	—	220	—	—	1.70%
TC PipeLines, LP 2013 Term Loan Facility due 2018	500	—	500	—	—	1.71%
TC PipeLines, LP 2015 Term Loan Facility due 2018	170	—	170	—	—	1.60%
TC PipeLines, LP 4.65% Senior Notes due 2021, net	350	—	—	350	—	4.65	%(a)
TC PipeLines, LP 4.375% Senior Notes due 2025, net	350	—	—	—	350	4.375	%(a)
GTN 5.29% Unsecured Senior Notes due 2020	100	—	—	100	—	5.29	%(a)
GTN 5.69% Unsecured Senior Notes due 2035	150	—	—	—	150	5.69	%(a)
GTN Unsecured Term Loan Facility due 2019	65	10	55	—	—	1.40%
Tuscarora Unsecured Term Loan Facility due 2019	10	1	9	—	—	1.58%
Tuscarora 3.82% Series D Senior Notes due 2017	16	16	—	—	—	3.82	%(a)
	1,931	27	954	450	500

(a)              Fixed interest rate

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” section for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s debt at September 30, 2016 was $1,991 million.

Please read Note 5 within Item 1. “Financial Information” for additional information regarding the Partnership’s debt.

Northern Border’s contractual obligations related to debt as of September 30, 2016 included the following:

	Payments Due by Period
(unaudited)		Less than	1-3	4-5	More than 5	Weighted Average Interest Rate for the Nine Months Ended
(millions of dollars)	Total	1 Year	Years	Years	Years	September 30, 2016
$200 million Credit Agreement due 2020	181	—	—	181	—	1.66%
7.50% Senior Notes due 2021	250	—	—	250	—	7.50	%(a)
	431	—	—	431	—

(a)              Fixed interest rate.

As of September 30, 2016, $181 million was outstanding under Northern Border’s $200 million revolving credit agreement, which includes the $100 million draw to refinance Northern Border’s $100 million senior notes that matured in August 2016 leaving $19 million available for future borrowings. At September 30, 2016, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $10 million as of September 30, 2016 in connection with various compressor station overhaul projects and other capital projects.

Great Lakes’ contractual obligations related to debt as of September 30, 2016 included the following:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Nine Months Ended September 30, 2016
6.73% series Senior Notes due 2017 to 2018	18	9	9	—	—	6.73	%(a)
9.09% series Senior Notes due 2016 and 2021	60	10	20	20	10	9.09	%(a)
6.95% series Senior Notes due 2019 and 2028	110	—	11	22	77	6.95	%(a)
8.08% series Senior Notes due 2021 and 2030	100	—	—	10	90	8.08	%(a)
	288	19	40	52	177

(a)              Fixed rate.

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $155 million of Great Lakes’ partners’ capital was restricted as to distributions as of September 30, 2016 (December 31, 2015 — $160 million). Great Lakes was in compliance with all of its financial covenants at September 30, 2016.

Great Lakes has commitments of $2 million as of September 30, 2016 primarily in connection with capital overhaul projects and pipeline integrity.

PNGTS’ contractual obligations related to debt as of September 30, 2016 included the following:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Nine Months Ended September 30, 2016
5.90% Senior Secured Notes due 2018	53	23	30	—	—	5.90	%(a)
	53	23	30	—	—

(a)              Fixed rate.

PNGTS is restricted under the terms of its note purchase agreement from making cash distributions to its partners unless certain conditions are met. Before a distribution can be made, the debt service reserve account must be fully funded and the PNGTS debt service coverage ratio for the preceding and succeeding twelve months must be 1.30 or greater. PNGTS was in compliance with all of its financial covenants at September 30, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting estimates during the three and nine months ended September 30, 2016. Information about our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our significant accounting policies have remained unchanged since December 31, 2015 except as described in Note 3 within Item 1. “Financial Statements,” of this quarterly report on Form 10-Q. A summary of our significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2015.

Tuscarora Goodwill

As discussed more fully in Note 16, within Item 1. “Financial Statements,” of this quarterly report on Form 10-Q, the expected reduction in Tuscarora’s future cash flows due to the high probability of approval of the Tuscarora Settlement as filed constituted a triggering event in the second quarter of 2016 that led us to evaluate, for possible impairment, the $82 million of goodwill related to our acquisition of Tuscarora.

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

On September 22, 2016, the Tuscarora Settlement was approved by the FERC as filed. No other conditions or triggering events existed during the third quarter of 2016 that would require us to perform another interim goodwill impairment analysis on Tuscarora.

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

As of September 30, 2016, the Partnership’s interest rate exposure resulted from our floating rate Senior Credit Facility, 2015 Term Loan Facility, GTN’s Unsecured Term Facility and Tuscarora’s Unsecured Term Facility, under which $465 million, or 24 percent, of our outstanding debt was subject to variability in LIBOR interest rates. As of December 31, 2015, the Partnership’s interest rate exposure resulted from our floating rate Senior Credit Facility, unhedged portion of 2013 Term Loan Facility amounting to $350 million and Short-Term Loan Facility under which $795 million, or 42 percent, of our outstanding debt was subject to variability in LIBOR interest rates.  As of September 30, 2016, the variable interest rate exposure related to 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements. If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at September 30, 2016, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $5 million.

As of September 30, 2016, $181 million, or 42 percent, of Northern Border’s outstanding debt was subject to floating rates (December 31, 2015 — $61 million or 15 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at September 30, 2016, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $2 million.

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

The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At September 30, 2016, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $2 million (both on a gross and net basis) (December 31, 2015 - $1 million). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three and nine months ended September 30, 2016 and 2015. The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a gain of $2 million and a loss of $1 million for the three and nine months ended September 30, 2016, respectively (2015 — loss of $1 million and a loss of $2 million). For the three and nine months ended September 30, 2016, the net realized loss related to the interest rate swaps was $1 million and $2 million, respectively, and was included in financial charges and other (2015 — $1 million and $2 million).

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of September 30, 2016 and December 31, 2015.

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

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At September 30, 2016, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At September 30, 2016, the Partnership’s maximum counterparty credit exposure consisted of accounts receivable of $35 million and one of our customers, Anadarko Energy Services Company owed us approximately $4 million, which represented greater than 10 percent of our trade accounts receivable.

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At September 30, 2016, the Partnership had a committed revolving bank line of $500 million maturing in 2017 and the outstanding balance on this facility was $220 million. In addition, at September 30, 2016, Northern Border had a committed revolving bank line of $200 million maturing in 2020 and $181 million was drawn.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November 2016.

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