Form 10-K
period 2016-12-31
TC PIPELINES LP
filed 2017-02-28
CIK 1075607

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2016 was approximately $2.8 billion.

As of February 24, 2017, there were 68,424,792 common units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

TC PipeLines, LP Annual Report 2016    3

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this annual report are defined as follows:

2013 Acquisition	Acquisition of an additional 45 percent membership interest in each of GTN and Bison by the Partnership to increase ownership to 70 percent on July 1, 2013
2014 Bison Acquisition	Partnership's acquisition of the remaining 30 percent interest in Bison on October 1, 2014
2015 GTN Acquisition	Partnership's acquisition of the remaining 30 percent interest in GTN on April 1, 2015
2015 Term Loan Facility	TC PipeLines, LP's term loan credit facility under a term loan agreement dated September 30, 2015
AFUDC	Allowance for funds used during construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market Equity Issuance Program
Bison	Bison Pipeline LLC
Carty Lateral	GTN lateral pipeline in north-central Oregon that delivers natural gas to a power plant owned by Portland General Electric Company
Consolidated Subsidiaries	GTN, Bison, North Baja and Tuscarora
Delaware Act	Delaware Revised Uniform Limited Partnership Act
DOT	U.S. Department of Transportation
Dth/day	Dekatherms per day
DSUs	Deferred Share Units
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
GHG	Greenhouse Gas
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
HCAs	High consequence areas
IDRs	Incentive Distribution Rights
IRS	Internal Revenue Service
KPMG	KPMG LLP
LDCs	Local Distribution Companies
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
Mainline	TransCanada's Mainline, a natural gas transmission system extending from the Alberta/Saskatchewan border east to Quebec
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC

4    TC PipeLines, LP Annual Report 2016

Northern Border	Northern Border Pipeline Company
NYSE	New York Stock Exchange
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja, Tuscarora and, effective January 1, 2016, PNGTS
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of the Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
PNGTS	Portland Natural Gas Transmission System
PNGTS Acquisition	Partnership's acquisition of a 49.9 percent interest in PNGTS on January 1, 2016
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP's senior credit facility under revolving credit agreement as amended and restated, dated November 10, 2016
Short-Term Loan Facility	TC PipeLines, LP short-term loan facility under loan agreement dated October 1, 2014
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
Tuscarora Settlement	Stipulation and Agreement of Settlement for Tuscarora regarding its rates and terms and conditions of service approved by FERC on September 22, 2016
U.S.	United States of America
WCSB	Western Canada Sedimentary Basin
Wholly-owned subsidiaries	GTN, Bison, North Baja, and Tuscarora

Unless the context clearly indicates otherwise, TC PipeLines, LP and its subsidiaries are collectively referred to in this annual report as "we," "us," "our" and "the Partnership." We use "our pipeline systems" and "our pipelines" when referring to the Partnership's ownership interests in Gas Transmission Northwest LLC (GTN), Northern Border Pipeline Company (Northern Border), Bison Pipeline LLC (Bison), Great Lakes Gas Transmission Limited Partnership (Great Lakes), North Baja Pipeline, LLC (North Baja), Tuscarora Gas Transmission Company (Tuscarora), and Portland Natural Gas Transmission System (PNGTS).

TC PipeLines, LP Annual Report 2016    5

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

•
changes in the taxation of master limited partnership (MLP) investments by state or federal governments such as the elimination of pass-through taxation or tax deferred distributions;

•
increases in operational or compliance costs resulting from changes in laws and governmental regulations affecting our pipeline systems, particularly regulations issued by Federal Energy Regulatory Commission (FERC), U.S. Environmental Protection Agency (EPA) and U.S. Department of Transportation (DOT);

•
the impact of downward changes in oil and natural gas prices, including the effects on the creditworthiness of our shippers;

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

6    TC PipeLines, LP Annual Report 2016

•
changes in the political environment;

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

These and other risks are described in greater detail in Part I, Item 1A. "Risk Factors." Given these uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

Item 1.    Business

NARRATIVE DESCRIPTION OF BUSINESS

General

We are a Delaware master limited partnership. Our common units trade on the New York Stock Exchange (NYSE) under the symbol TCP. We were formed by TransCanada Corporation and its subsidiaries (TransCanada) in 1998 to acquire, own and participate in the management of energy infrastructure businesses in North America. Our pipeline systems transport natural gas in the U.S.

We are managed by our General Partner, which is an indirect, wholly-owned subsidiary of TransCanada. At December 31, 2016, subsidiaries of TransCanada own approximately 25.3 percent of our common units, 100 percent of our Class B units, 100 percent of our incentive distribution rights (IDRs) and an effective two percent general partner interest in us. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information regarding TransCanada's ownership in us.

Recent Business Developments

On April 21, 2016, the board of directors of our General Partner declared the Partnership's first quarter 2016 cash distribution in the amount of $0.89 per common unit which was paid on May 13, 2016 to unitholders of record as of May 2, 2016. The declared distribution to our General Partner included a $1.2 million distribution for its effective two percent general partner interest and an IDR payment amounting to $0.9 million for a total distribution of $2.1 million.

On July 21, 2016, the board of directors of our General Partner declared the Partnership's second quarter 2016 cash distribution in the amount of $0.94 per common unit which was paid on August 12, 2016 to unitholders of record as of August 1, 2016. The declared distribution reflected a $0.05 per common unit increase to the first quarter 2016 quarterly distribution. The declared distribution to our General Partner included a $1.3 million distribution for its effective two percent general partner interest and an IDR payment amounting to $1.9 million for a total distribution of $3.2 million.

On October 20, 2016, the board of directors of our General Partner declared the Partnership's third quarter 2016 cash distribution in the amount of $0.94 per common unit which was paid on November 14, 2016 to unitholders of record as of November 1, 2016. The declared distribution to our General Partner included a $1.3 million distribution for its effective two percent general partner interest and an IDR payment amounting to $2.0 million for a total distribution of $3.3 million.

TC PipeLines, LP Annual Report 2016    7

On January 23, 2017, the board of directors of our General Partner declared the Partnership's fourth quarter 2016 cash distribution in the amount of $0.94 per common unit payable on February 14, 2017 to unitholders of record as of February 2, 2016. The declared distribution to our General Partner included a $1.3 million distribution for its effective two percent general partner interest and an IDR payment of $2.0 million for a total distribution of $3.3 million.

Incentive distributions are paid to our General Partner if quarterly cash distributions on the common units exceed levels specified in the Third Amended and Restated Agreement of Limited Partnership of the Partnership (Partnership Agreement). See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations – Cash Distribution Policy of the Partnership" for further information regarding IDRs.

PNGTS – On January 1, 2016, the Partnership acquired a 49.9 percent interest in PNGTS from a subsidiary of TransCanada. The total purchase price of the PNGTS Acquisition was $228 million and consisted of $193 million in cash (including the final purchase price adjustment of $5 million) and the assumption of $35 million in proportional PNGTS debt.

ATM program – On August 5, 2016, the Partnership entered into a $400 million Equity Distribution Agreement (EDA) with five financial institutions (the Managers). Pursuant to the terms of the $400 Million EDA, the Partnership may sell from time to time through the Managers, as the Partnership's sales agents, the Partnership's common units at an aggregate offering price up to $400,000,000. Sales of the common units will be made by means of ordinary brokers' transactions through the NYSE at market prices, in connection with reverse inquiry transactions or as otherwise agreed by the Partnership and one or more of the Managers. The common units will be issued pursuant to the Partnership's shelf registration statement on Form S-3 (Registration No. 333-211907), which was declared effective by the SEC on August 4, 2016.

During 2016, we sold 3,137,382 common units at an average price of $53.49 for total net proceeds of approximately $167 million, including our General Partner's proportionate equity contribution of approximately $3.4 million to maintain its two percent effective interest, net of approximately $1.7 million of commissions to our sales agents.

Of these common units, an aggregate 1,619,631 common units may be deemed to have been unregistered sales of securities.

See Note 9 of the Partnership's consolidated financial statements included in Part IV, Item 15 "Exhibits and Financial Statement Schedules" for further information regarding the rescission of common units.

Tuscarora Rate Case – On January 21, 2016, FERC issued an Order initiating an investigation pursuant to Section 5 of the NGA to determine whether Tuscarora's existing rates for jurisdictional services were just and reasonable. On September 22, 2016, FERC approved the settlement (Tuscarora Settlement) Tuscarora made with its customers that resolved the Section 5 rate review initiated by FERC in January 2016. Under the terms of the Tuscarora Settlement, Tuscarora's system-wide unit rate initially decreased by 17 percent, effective August 1, 2016. Unless superseded by a subsequent rate case or settlement, this rate will remain in effect until July 31, 2019, after which time the unit rate will decrease by an additional seven percent from August 1, 2019 through July 31, 2022. The settlement does not contain a rate moratorium and requires Tuscarora to file to establish new rates no later than August 1, 2022. While this new rate structure reduced Tuscarora's cash flows beginning August 1, 2016, the achievement of rate certainty helps ensure predictable cash flows from this pipeline system.

Business Strategies

•
Our strategy is to invest in long-life critical energy infrastructure that provides reliable transportation of energy to customers.

•
Our investment approach is to develop or acquire assets that provide stable cash distributions and opportunities for new capital additions, while maintaining a low-risk profile. We are opportunistic and disciplined in our approach when identifying new investments.

8    TC PipeLines, LP Annual Report 2016

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

Because FERC rate reviews are periodic and not annual, actual revenues and costs typically vary from those projected during the rate case. If revenues no longer provide a reasonable opportunity to recover costs, a pipeline can file with FERC for a determination of new rates, subject to any moratoriums in effect. FERC also has the authority to initiate a review to determine whether a pipeline's rates of return are just and reasonable. Sometimes a settlement or agreement with the pipeline shippers is achieved, which may include mutually beneficial performance incentives. A settlement is ultimately subject to FERC approval.

Contracting

New pipeline projects are typically supported by long-term contracts. The term of the contracts is dependent on the individual developer's appetite for risk and is a function of expected rates of return, stability and certainty of returns. Transportation contracts expire at varying times and underpin varying amounts of capacity. As existing contracts approach their expiration dates, efforts are made to extend and/or renew the contracts. If market conditions are not favorable at the time of renewal, transportation capacity may remain uncontracted, be contracted at lower rates or be contracted on a shorter-term basis. Unsold capacity may be recontracted if and when market conditions become more favorable. The ability to extend and/or renew expiring contracts and the terms of such subsequent contracts will depend upon the overall commercial environment for natural gas transportation and consumption.

Business environment

The North American natural gas pipeline network has been developed to connect supply to market. Use and growth of this infrastructure is affected by changes in the location, relative cost of natural gas supply and changing market demand.

The map below shows the location of the North American basins in relation to our pipeline systems together with those of our General Partner, TransCanada Corporation.

TC PipeLines, LP Annual Report 2016    9

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

10    TC PipeLines, LP Annual Report 2016

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

•
the production of Alberta's oil sands, although new greenfield projects that have not begun construction may be delayed in the current oil price environment; and

•
exports to Mexico to fuel electric power generation facilities; and

•
exports from North America to global markets through a number of proposed LNG export facilities.

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

TC PipeLines, LP Annual Report 2016    11

Our pipeline systems include:

Pipeline	Length	Description	Ownership

GTN	1,377 miles	Extends between an interconnection near Kingsgate, British Columbia, Canada at the Canadian border to a point near Malin, Oregon at the California border and delivers natural gas to the Pacific Northwest and to California.	100%
Bison	303 miles	Extends from a location near Gillette, Wyoming to Northern Border's pipeline system in North Dakota. Bison can transport natural gas from the Powder River Basin to Midwest markets.	100%
North Baja	86 miles	Extends between an interconnection with the El Paso Natural Gas Company pipeline near Ehrenberg, Arizona and an interconnection with a natural gas pipeline near Ogilby, California on the Mexican border transporting natural gas in the southwest. North Baja is a bi-directional pipeline.	100%
Tuscarora	305 miles	Extends between the GTN pipeline near Malin, Oregon to its terminus near Reno, Nevada and delivers natural gas in northeastern California and northwestern Nevada.	100%
Northern Border	1,412 miles	Extends between the Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana, south of Chicago. Northern Border is capable of receiving natural gas from Canada, the Williston Basin and Rocky Mountain area for deliveries to the Midwest. ONEOK Partners, L.P. owns the remaining 50 percent of Northern Border.	50%
PNGTS	295 miles	Connects with the TransQuebec and Maritimes Pipeline (TQM) at the Canadian border to deliver natural gas to customers in the U.S. northeast. TransCanada owns 11.81 percent of PNGTS. Northern New England Investment Company, Inc. owns the remaining 38.29 percent of PNGTS.	49.9%
Great Lakes	2,115 miles	Connects with the TransCanada Mainline at the Canadian border near Emerson, Manitoba, Canada and St. Clair, Michigan, near Detroit. Great Lakes is a bi-directional pipeline that can receive and deliver natural gas at multiple points along its system. TransCanada owns the remaining 53.55 percent of Great Lakes.	46.45%

12    TC PipeLines, LP Annual Report 2016

The map below shows the location of our pipeline systems.

Customers, Contracting and Demand

Our customers are generally large utilities, local distribution companies (LDCs), major natural gas marketers, producing companies and other interstate pipelines, including affiliates. Our pipelines generate revenue by charging rates for transporting natural gas. Natural gas transportation service is provided pursuant to long-term and short-term contracts on a firm or interruptible basis. The majority of our pipeline systems' natural gas transportation services are provided through firm service transportation contracts with a reservation or demand charge that reserves pipeline capacity, regardless of use, for the term of the contract. The revenues associated with capacity reserved under firm service transportation contracts are not subject to fluctuations caused by changing supply and demand conditions, competition or customers. Customers with interruptible service transportation agreements may utilize available capacity after firm service transportation requests are satisfied.

Our pipeline systems actively market their available capacity and work closely with customers, including natural gas producers, LDCs, marketers and end users, to ensure our pipelines are offering attractive services and competitive rates. Approximately 74 percent of our long-term contract revenues are with customers who have an investment grade rating or who have provided guarantees from investment grade parties. We have obtained financial assurances as permitted by FERC and our tariffs for the remaining long-term contracts. See Part I, Item 1A. "Risk Factors."

Two of our customers, Anadarko Energy Services Company and Pacific Gas and Electric Company, account for a significant portion of our revenue and comprised 13 percent and 10 percent, respectively, of the Partnership's revenues in 2016.

GTN – GTN's revenues are substantially supported by long-term contracts, the majority of which are expiring prior to 2023. These contracts are primarily held by LDCs that historically use a diversified portfolio of transportation options to serve their long-term markets and marketers contracting under a variety of contract terms. We expect GTN to continue to be an important transportation component of these diversified portfolios. Incremental transportation opportunities are based on the difference in value between Western Canadian natural gas supplies and deliveries to Northern California. GTN's rates were established based on its contracted long-term capacity at the time of its last rate case in 2015 and thus ensures full coverage of its cost of service. In 2016, GTN benefited from an increase in the volumes of natural gas it transports as debottlenecking activities occurred on upstream pipeline systems which deliver natural gas to GTN. These upstream activities are expected to continue resulting in additional volumes that could potentially flow onto GTN by November 2018. GTN continues to market its remaining long-term capacity.

Northern Border – Northern Border is a highly competitive pipeline system and is fully contracted with its revenues substantially supported by firm transportation contracts through March 2018. Northern Border's contracts include

TC PipeLines, LP Annual Report 2016    13

renewal rights and expiring contracts have typically been renewed for terms of two years or longer. In addition, Northern Border sells seasonal transportation services which have traditionally been strongest during peak winter months to serve heating demand and peak spring/summer months to serve electric cooling demand and storage injection.

Great Lakes – Great Lakes' revenue is derived from shorter-term contracts for short-haul and long-haul transportation. A majority of these contracts are with TransCanada and affiliates on multiple paths across its system. Great Lakes' ability to sell its available and future capacity will depend on future market conditions which are impacted by a number of factors including weather, levels of natural gas in storage, the capacity of upstream and downstream pipelines and the availability and pricing of natural gas supplies. Demand for Great Lakes' services has historically been highest in the summer to fill the natural gas storage complexes in Ontario and Michigan in advance of the upcoming winter season. During the winter, Great Lakes serves peak heating requirements for customers in Minnesota, Wisconsin, Michigan and the upper Midwest of the U.S.

PNGTS – PNGTS' revenue is primarily from gas utilities, paper mills and electric generation plants throughout New England. Approximately 50 percent of PNGTS' current revenue stream is driven by long-term contracts that expire in 2019 with the remaining 50 percent driven by short-term contracts that are typically renewed on a continuing short-term basis. Long-term contract commitments from the Continent to Coast (C2C) open season are scheduled to begin November 2017 with expiration in 2032 and will replace some expiring short-term contracts. The C2C expansion is expected to bring additional, diverse natural gas supply options to markets in New England and Atlantic Canada. The shippers on the C2C project signed binding Precedent Agreements (PAs) which contain conditions precedent in favor of both PNGTS and the shippers. The majority of the shippers' conditions have been met. Under the PAs, PNGTS is required to obtain an increase in its FERC-certificated capacity and Presidential gas import permit. PNGTS has applied for these permits and they are expected to be approved in 2017. PNGTS is continuing to market its remaining long-term capacity and to pursue expansion opportunities.

Bison – Natural gas is currently not flowing in response to the recent relative cost advantage of WCSB-sourced gas versus Rockies production. Bison has not experienced a decrease in its revenue as it is fully contracted on a ship-or-pay basis through January of 2021.

Other Pipelines – North Baja and Tuscarora revenues are substantially supported by long-term contracts through 2020.

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

14    TC PipeLines, LP Annual Report 2016

PNGTS connects with TQM at the Canadian border and shares facilities with the Maritimes and Northeast Pipeline from Westbrook, Maine to a connection with the Tennessee Gas Pipeline System near Boston, Massachusetts. PNGTS competes with LNG supplies and gas flows from Canada and with LNG delivered into Boston. Tennessee Gas Pipeline and Algonquin Gas Transmission also compete with PNGTS for gas deliveries into New England markets.

Relationship with TransCanada

TransCanada is the indirect parent of our General Partner and at December 31, 2016 owns, through its subsidiaries, approximately 25.3 percent of our common units, 100 percent of our Class B units, 100 percent of our IDRs and an effective two percent general partner interest in us. TransCanada is a major energy infrastructure company, listed on the Toronto Stock Exchange and NYSE, with more than 65 years of experience in the responsible development and reliable operation of energy infrastructure in North America. TransCanada's business is primarily focused on natural gas and oil transmission and power generation services. TransCanada consists of investments in 56,900 miles natural gas pipelines, 2,700 miles of wholly-owned oil pipelines and 653 billion cubic feet of natural gas storage capacity. TransCanada also owns or has interests in over 10,700 megawatts of power generation.

TransCanada operates our pipeline systems and, in some cases, contracts for pipeline capacity. We have purchased assets from TransCanada and jointly participated with TransCanada in acquiring assets from third parties, including acquisitions that we would have been unable to pursue on our own. TransCanada views the Partnership as a core element of its strategy and considers the dropdown of assets into the Partnership as an effective financing option as it executes its capital growth program, subject to actual funding needs and market conditions. There can be no assurance as to when and on what terms these assets will be offered to the Partnership. See Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence" for more information on our relationship with TransCanada.

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

TC PipeLines, LP Annual Report 2016    15

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

Regulatory and Rate Proceedings

GTN – GTN operates under rates established pursuant to a settlement approved by FERC in June 2015. Beginning in January 2016, GTN's rates decreased by 10 percent and will continue in effect through December 31, 2019. Unless superseded by a subsequent rate case or settlement, GTN's rates will decrease an additional eight percent for the period January 1, 2020 through December 31, 2021 when GTN will be required to establish new rates.

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

North Baja – North Baja continues to operate under the rates approved by FERC and has no requirement to file a new rate proceeding. On January 6, 2017, North Baja notified FERC that current market conditions do not support the replacement of the compression that was temporarily abandoned in 2013 and requested authorization to permanently abandon two compressor units and a nominal volume of unsubscribed firm capacity. The requested abandonments will not have any impact on existing firm transportation service.

Tuscarora – On January 21, 2016, FERC issued an Order initiating an investigation pursuant to Section 5 of the NGA to determine whether Tuscarora's existing rates for jurisdictional services are just and reasonable. On September 22, 2016, FERC approved the settlement (Tuscarora Settlement) Tuscarora made with its customers that resolved the Section 5 rate review initiated by FERC in January 2016. Under the terms of the Tuscarora Settlement, Tuscarora's system-wide unit rate initially decreased by 17 percent, effective August 1, 2016. Unless superseded by a subsequent rate case or settlement, this rate will remain in effect until July 31, 2019, after which time the unit rate will decrease by an additional seven percent from August 1, 2019 through July 31, 2022. The settlement does not contain a rate moratorium and requires Tuscarora to file to establish new rates no later than August 1, 2022.

PNGTS – PNGTS continues to operate under the rates approved by FERC in PNGTS' most recent rate proceeding, effective December 1, 2010. PNGTS has no requirement to file a new rate proceeding.

Environmental

Our pipelines are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, including air emissions, water quality, wastewater discharges and waste management. Such laws and regulations generally require natural gas pipelines to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals required for construction and operations. Certain violations of environmental laws can result in the imposition of strict, joint and several liability. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and/or criminal penalties, the imposition of investigatory, remedial and corrective action requirements, the occurrence of delays or restrictions in the permitting or performance of projects and/or the issuance of orders enjoining future operations in affected areas.

The following is a discussion of some of the applicable environmental laws and regulations that relate to our business.

•
Solid Wastes and Hazardous Substance and Wastes Statutes – The operations of our pipeline systems are subject to federal and analogous state statutes that regulate the handling, management, storage and disposal of solid wastes,

16    TC PipeLines, LP Annual Report 2016

  including hazardous wastes and hazardous substances. These include the Resource Conservation and Recovery Act the Solid Waste Disposal Act and the Comprehensive Environmental Response, Compensation and Liability Act, on the federal level and comparable state statutes. These statutes subject our operations to rigorous waste management and disposal practices to ensure compliance. In addition, the improper disposal or a release of wastes or hazardous substance could result in the imposition of investigatory or remedial obligations.

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

•
Toxic Substances Control Act (TSCA) – The TSCA addresses the production, importation, use and disposal of specific chemicals and provides the EPA with authority to require reporting, record-keeping and testing requirements, and restrictions relating to chemical substances and mixtures. These include polychlorinated biphenyls (PCBs), asbestos, radon and lead-based paint.

•
The Clean Water Act (CWA) and the Oil Pollution Act of 1990 (OPA) – The CWA, OPA and comparable state laws impose strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into or adjacent to state waters and waters of the U.S. The discharge of pollutants into regulated waters is generally prohibited, except in accordance with the terms of a permit issued by the EPA or a delegated state or federal agency. The CWA and federal regulations also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit. The EPA released a final rule in May 2015 that attempted to clarify federal jurisdiction under the CWA over waters of the U.S. This interpretation by the EPA may constitute an expansion of federal jurisdiction over waters of the U.S. Implementation of the rule has been stayed nationwide, and in January 2017, the U.S. Supreme Court accepted review of the rule to determine whether jurisdiction over the challenge to the rule rests with the federal district or appellate courts. Litigation surrounding the rule is ongoing. To the extent the rule expands the scope of the CWA's jurisdiction, pipeline construction and expansion projects could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

•
National Environmental Policy Act (NEPA) – Natural gas transportation activities over federally-managed land or involving federal approval can be subject to review under NEPA, or analogous state requirements. NEPA requires federal agencies, including the Department of the Interior or FERC, to evaluate governmental agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that addresses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that is made available for public review and comment. The current activities of our pipeline systems, as well as any proposed plans for future activities, on federal lands are subject to the requirements of NEPA in connection with any new approval that is required for construction, operation or use on or of federal lands. NEPA reviews can take a significant amount of time and are subject to challenge and appeal by environmental groups, who have frequently used the NEPA process to challenge pipeline construction projects over the past several years, and therefore, have the potential to delay current and future natural gas transportation activities.

•
The Endangered Species Act (ESA) – The ESA restricts activities that may affect endangered or threatened species or their habitats. The presence of threatened or endangered species, including the designation of previously unidentified or threatened species, could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

TC PipeLines, LP Annual Report 2016    17

We have not incurred and do not anticipate incurring material costs to comply with existing environmental laws and regulations. We have not accrued for any environmental liabilities.

Greenhouse Gas

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, and state levels of government to monitor and limit emissions of greenhouse gases (GHGs). At the federal level, no comprehensive climate change legislation has been implemented to date, but the EPA has determined that emissions of GHGs present an endangerment to public health and the environment and subsequently has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews regarding GHGs for certain large stationary sources that are already potential major sources of conventional pollutant emissions. The EPA has also promulgated regulations requiring the monitoring and reporting of GHG emissions from, among other sources, certain onshore natural gas transmission and storage facilities, including gathering and boosting facilities, completions and workovers of oil wells with hydraulic fracturing and blowdowns of natural gas transmission pipelines between compressor stations in the U.S. on an annual basis. Recent federal rulemakings have focused on the emission of methane.

Additionally, while the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, in the absence of any significant activity by Congress in recent years to adopt such legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs. For example, Washington, one of the states in which we operate, has implemented a carbon tax that has the potential to impact our operations; however, at this time we do not expect the impact of Washington's carbon tax on our operations to be material.

On an international level in December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. The agreement was signed by the U.S. in April 2016 and entered into force in November 2016. The U.S. is one of more than 120 countries having ratified or otherwise consented to the agreement; however the agreement does not set binding emission reduction targets. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our natural gas transportation services.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such changes were to occur, it is uncertain what effect they might have on our financial condition and operations.

Safety

Our pipeline systems are subject to federal pipeline safety statutes, such as the Natural Gas Pipeline Safety Act of 1968 (NGPSA), the Pipeline Safety Improvement Act of 2002 (the PSI Act), the Pipeline Inspection, Protection, and Enforcement Act of 2006 (the PIPES Act), the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the 2011 Pipeline Safety Act) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the 2016 Pipeline Safety Act), as well as regulations promulgated and administered by the PHMSA. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities. Pursuant to the authority granted under the NGPSA, PHMSA has promulgated regulations governing pipeline design, installation, testing, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. The PSI Act established mandatory inspections for all U.S. natural gas transportation pipelines,

18    TC PipeLines, LP Annual Report 2016

and some gathering lines in high consequence areas (HCAs), which are areas where a release could have the most significant adverse consequences, including high population areas. The PIPES Act required mandatory inspections for certain natural gas transmission pipelines in HCAs and required that rulemaking be issued for, among other things, pipeline control room management. Pursuant to the authority granted under the NGPSA, as amended, PHMSA has established a series of rules requiring pipeline operators, such as us, to develop and implement integrity management programs for natural gas transmission pipelines in HCAs that require the performance of frequent inspections and other precautionary measures. PHMSA may assess penalties for violations of these and other requirements imposed by its regulations. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and also from $1 million to $2 million for a related series of violations.

The ongoing laws could cause our pipeline systems to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure their continued safe and reliable operation and to comply with the federal pipeline safety statutes and regulations.

Additional rulemakings regarding pipeline safety is likely. In June 2016, the 2016 Pipeline Safety Act was passed, extending PHMSA's statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Act and developing new safety standards for natural gas storage facilities by June 22, 2018. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as further amended by the 2016 Pipeline Safety Act, as well as any implementation of PHMSA rules or any issuance or reinterpretation of guidance by PHMSA or any other state agencies with respect thereto, could require us to install new or modified safety controls, pursue additional capital projects, conduct maintenance programs on an accelerated basis, or result in a temporary or permanent reduction in maximum allowable operating pressure, which would reduce available capacity on our pipelines, any or all of which could result in our incurring increased operating costs that could be significant, and have a material adverse effect on our results of operations or financial condition.

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

Other

On November 19, 2015, the Bureau of Indian Affairs published a final rule, Rights-of-Way on Indian Land; Final Rule (25 CFR 169) with the intended goal to update and streamline the process for obtaining BIA grants of rights-of-way (ROW) over and across tribal and individual Indian allotted land. The effective date of the rule is December 21, 2015. While many of the provisions simplify and expedite the process of negotiating and obtaining a ROW, certain provisions provide increased tribal authority over ROWs. As a result, tribes will have greater authority to enforce tribal laws as it relates to tax obligations for improvements, increased notification and consent for financing and bonding requirements for restoration. The rule also sets forth additional requirements concerning real property that may affect new and existing agreements.

On December 15, 2016 FERC issued a Notice of Inquiry Regarding the Commission's Policy for Recovery of Income Tax Costs (Docket No. PL17-1-000) requesting Initial Comments regarding how to address any double recovery resulting from FERC's current income tax allowance and rate of return policies. Initial Comments are due to FERC by March 8, 2017 and Reply Comments by April 7, 2017.

TC PipeLines, LP Annual Report 2016    19

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

The amount of cash we have available for distribution depends primarily upon our cash flows and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when losses are incurred and may not make cash distributions during periods when we earn net income.

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

20    TC PipeLines, LP Annual Report 2016

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

Our strategy is to continue to grow the cash distributions on our common units by expanding our business. Our ability to grow depends on our ability to undertake acquisitions and organic growth projects, the ability of our pipeline systems to complete expansion projects and make and integrate acquisitions that result in an increase in cash per common unit generated from operations. Our ability to complete successful, accretive expansion projects or acquisitions is dependent upon many factors, including our ability to secure necessary rights-of-way or regulatory approvals, our ability to finance such expansion projects or acquisitions on economically acceptable terms and the degree to which our assumptions about volumes, reserves, revenues, costs and customer commitments materialize. Acquisitions may not be available to the Partnership or occur at the prices, terms, with the same structure or on the schedule consistent with historical transactions.

TransCanada may offer to sell U.S. natural gas pipeline assets to the Partnership, subject to TransCanada's funding needs and market conditions. There can be no assurance, however, as to when and on what terms these assets will be offered to the Partnership. Our ability to grow distributions depends upon the rate of acquisitions.

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

Even if we complete expansion projects or make acquisitions that we believe will be accretive, these expansion projects or acquisitions may nevertheless reduce our cash from operations on a per-unit basis. Any expansion project or acquisition involves potential risks, including:

•
an inability to complete expansion projects on schedule or within the budgeted cost due to, among other factors, the unavailability of required construction personnel, equipment or materials and the risk of cost overruns resulting from inflation or increased costs of materials, labor and equipment;

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

TC PipeLines, LP Annual Report 2016    21

Exposure to variable interest rates and general volatility in the financial markets and economy could adversely affect our business, our common unit price, results of operations, cash flows and financial condition.

As of December 31, 2016, $404 million of our total $1,858 million of consolidated debt was subject to variable interest rates. As a result, our results of operations, cash flows and financial condition could be adversely affected by significant increases in interest rates. From time to time, we may enter into interest rate swap arrangements which may increase or decrease our exposure to variable interest rates but there is no assurance that these will be sufficient to offset rising interest rates. As of December 31, 2016, the entire $500 million 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements.

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

In addition, our ability to access capital markets to raise capital on favorable terms will be affected by our debt level, our operating and financial performance, the amount of our current maturities and debt maturing in the next several years and by prevailing market conditions. Moreover, if the rating agencies were to downgrade our credit ratings, then we could experience an increase in our borrowing costs, face difficulty accessing capital markets or incurring additional indebtedness, be unable to receive open credit from our suppliers and trade counterparties, be unable to benefit from swings in market prices and shifts in market structure during periods of volatility in the oil and gas markets or suffer a reduction in the market price of our common units. If we are unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future, we might be forced to refinance some of our debt obligations through bank credit, as opposed to long-term public debt securities or equity securities, or sell assets. The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected rates.

If we are unable to obtain needed capital or financing on satisfactory terms to fund expansion projects or future acquisitions, our ability to make quarterly cash distributions may be diminished or our financial leverage could increase.

Global financial markets and economic conditions have been, and continue to be, volatile, particularly for companies in the energy industry. The current economic conditions in the energy industry have made, and will likely continue to make, it difficult for some entities to obtain funding. In order to fund our expansion capital expenditures, we will be required to use cash from our operations, incur borrowings or sell additional common units or other limited partner interests. Using cash from operations will reduce distributable cash flow to our common unitholders. Our ability to

22    TC PipeLines, LP Annual Report 2016

obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate. If funding is not available to us when needed, or is available only on unfavorable terms, we may be unable to execute our business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, credit ratings, results of operations, cash flows and ability to make quarterly cash distributions to our unitholders.

An impairment of our equity investment, our long-lived assets or goodwill could reduce our earnings or negatively impact the value of our common units.

Consistent with GAAP, we evaluate our goodwill for impairment at least annually and our equity investments and long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, the impairment test requires us to consider whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. This could have a negative impact on the common unit price.

As an example, in 2015, we recognized an impairment charge on our equity investment in Great Lakes amounting to $199 million. In 2016, our analysis on Tuscarora's goodwill balance indicated that the excess of its fair value over the carrying value, including goodwill was less than 10 percent.

There is a risk of future impairments related to our Equity Investments (Northern Border, Great Lakes and PNGTS), goodwill or long-lived assets. If assumptions relied upon change, there can be no assurance no future impairment charge will be made with respect to our equity investments, goodwill and long-lived assets.

For more information, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Impairment of Equity Investments, Goodwill and Long-Lived Assets – Equity Investments."

We do not own a controlling interest in our Equity Investments, which limits our ability to control these assets.

We do not own a controlling interest in our Equity Investments and are therefore unable to cause certain actions to occur without the agreement of the other owners. As a result, we may be unable to control the amount of cash distributions received from these assets or the cash contributions required to fund our share of their operations. The major policies of these assets are established by their management committees, which consist of individuals who are designated by each of the partners and including by us. The management committee requires at least the affirmative vote of a majority of the partners' percentage interests to take any action. Because of these provisions, without the concurrence of other partners, we would be unable to cause these assets to take or not to take certain actions, even though those actions may be in the best interests of the Partnership or these assets. Further, these assets may seek additional capital contributions. Our funding of these capital contributions would reduce the amount of cash otherwise available for distribution to our unitholders. In the event we elected not to, or were unable to, make a capital contribution to these assets; our ownership interest would be diluted.

TC PipeLines, LP Annual Report 2016    23

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

•
regulatory developments.

As an example natural gas on Bison is currently not flowing in response to the recent relative cost advantage of WCSB-sourced gas versus Rockies production. Bison has not experienced a decrease in its revenue as it is fully contracted on a ship-or-pay basis through January of 2021. However, we may not be able to renew or contract for this capacity if this market condition continues to persist. Such condition also increases the risk of future impairment of Bison's long lived assets.

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

In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a limited partnership to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not

24    TC PipeLines, LP Annual Report 2016

result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC's order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. There is not likely to be a definitive resolution of these issues for some time, and the ultimate outcome of this proceeding is not certain and could result in changes going forward to FERC's treatment of income tax allowances in the cost of service or to the discounted cash flow return on equity. Depending upon the resolution of these issues, the cost of service rates of any of our interstate natural gas pipelines could be affected to the extent the pipeline proposes new rates or changes to its existing rates or if its rates are subject to complaint or challenged by FERC.

On December 15, 2016 FERC issued a Notice of Inquiry Regarding the Commission's Policy for Recovery of Income Tax Costs (Docket No. PL17-1-000) requesting Initial Comments regarding how to address any double recovery resulting from FERC's current income tax allowance and rate of return policies Initial Comments are to FERC by March 8, 2017 and Reply Comments by April 7, 2017.

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

In 2012, the U.S. Department of Homeland Security issued public warnings that indicate that pipelines and other assets might be specific targets of terrorist organizations or "cyber security" events. More recently in December 2016 the Pipeline & Hazardous Materials Safety Administration posted warnings to all pipeline owners and operators of the importance of safeguarding and securing their pipeline facilities and monitoring their supervisory control and data acquisition (SCADA) systems for abnormal operations and/or indications of unauthorized access or interference with safe pipeline operations based on recent incidents involving environmental activists.

These potential security events might include our pipeline systems or operating systems and may result in damage to our pipeline facilities, affect our ability to operate or control our pipeline assets; their operations could be disrupted and/or customer information could be stolen.

We depend on the secure operation of our physical assets to transport the energy we deliver and our information technology to process, transmit and store electronic information, including information we use to safely operate our pipeline systems. Security breaches could expose our business to a risk of loss, misuse or interruption of critical physical assets or information and functions that affect the pipeline operations. Such losses could result in operational impacts, damage to our assets, public or personnel safety incidents, damage to the environment, reputational harm, competitive disadvantage, regulatory enforcement actions, litigation and a potential material adverse effect on our operations, financial position and results of operations. There is no certainty that costs incurred related to securing against threats will be recovered through rates.

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

TC PipeLines, LP Annual Report 2016    25

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

Our pipeline systems are subject to inherent risks including, among other events, earthquakes, adverse weather conditions and other natural disasters; terrorist activity, civil disobedience or acts of aggression; damage to a pipeline by a third party; and, pipeline or equipment failures. Each of these risks could result in damage to one of our pipeline systems, business interruptions, release of pollution or contaminants into the environment and other environmental hazards, or injuries to persons and property. These risks could cause us to suffer a substantial loss of revenue and incur significant costs to the extent they are not covered by insurance under our pipeline systems' shipper contracts, as applicable. In addition, if one of our pipeline systems was to experience a serious pipeline failure, a regulator could require our pipelines to conduct testing of the pipeline system or upgrade segments of a pipeline unrelated to the failure which costs may not be covered by insurance or recoverable through rate increases or face a potential reduction in operational parameters which could reduce the capacity available for sale.

Our pipelines could be subject to penalties and fines if they fail to comply with FERC regulations.

Our pipelines are subjected to substantial penalties and fines if FERC finds that our pipeline systems have failed to comply with all applicable FERC-administered statutes, rules, regulations and orders, or the terms of their tariffs on file with FERC. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for violations of up to approximately $1.2 million per day for each violation, to revoke existing certificate authority and to order disgorgement of profits associated with any violation.

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

26    TC PipeLines, LP Annual Report 2016

Additionally, any failure to comply with PHMSA's regulations could subject our pipeline systems to penalties, fines or restrictions on our pipeline systems' operations.

The cost of new PHMSA regulations to our pipeline systems could have a material adverse effect on our operations, financial position, cash flows, and our ability to maintain current distribution levels to the extent the increased costs are not recoverable through rates.

Our pipeline systems are regulated by federal, state and local laws and regulations that could impose costs for compliance with environmental protection requirements.

Each of our pipeline systems is subject to federal, state and local environmental laws, regulations and enforcement policies. Potential liabilities may arise related to protection of the environment and natural resources. Existing or new environmental laws, regulations or enforcement policies could be implemented that significantly increase our pipeline systems' compliance costs. As an example, revisions to the NAAQS for ozone may result in the addition of non-attainment designations in additional counties in which our pipeline systems operate, which could result in additional permitting delays and expenditures for pollution control equipment. Also, changes to legislation, such as the TSCA, may result in increased monitoring of chemicals present in the pipeline environment. It is uncertain which proposed laws, regulations or reforms, if any, will be adopted and what impact they might ultimately have on our operations or financial results.

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

There also exist legal initiatives directly affecting our customers that could indirectly affect our operations by reducing the need for our services. Such developments could cause our customers to incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which subsequently could reduce demand for our transportation services.

Current and future emissions regulation legislation or regulations restricting emissions of GHG could result in increased operating costs.

There have been a number of legislative initiatives to regulate GHG emissions; however, substantial uncertainty exists regarding the impact of new and proposed GHG laws and regulations. Moreover, implementation of GHG regulations is the subject of significant litigation which has created uncertainty in compliance requirements with both the regulatory agencies and industry. Recent federal rulemakings have focused on the emission of methane, which is considered by the EPA as a GHG. For example, in June 2016, the EPA published New Source Performance Standards, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued New Source Performance Standards published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors and imposing leak detection and repair requirements for natural gas compressor and booster stations. Moreover, in November 2016, the EPA issued a final Information Collection Request seeking information about

TC PipeLines, LP Annual Report 2016    27

methane emissions from facilities and operators in the oil and natural gas industry that the agency. The EPA has indicated that it intended to use the information from this request to develop regulations to reduce methane emissions from existing sources in the oil and natural gas industry.. Currently, our operator is assembling operator information and facility data for six facilities in response to this information request, which is due in third quarter 2017. While we do not believe that compliance with the new Subpart OOOOa regulations will have a material adverse effect on our operations, we cannot estimate the effect of proposed and final regulations, and industry litigation related to the control of GHG emissions on our future financial position, results of operations or cash flow. However, such legislation, regulation and litigation could materially increase their operating costs, including their cost of environmental compliance. Given the uncertainty of policy and rulemaking, the future effects on our pipelines cannot be predicted.

Recent pipeline safety legislation and proposed regulations could result in more stringent requirements on our facilities and systems that could trigger significant capital and operating costs.

The 2016 Pipeline Safety Act requires that PHMSA publish periodic updates on the status of those mandates outstanding from the 2011 Pipeline Safety Act, of which numerous initiatives remain to be completed. The mandates yet to be acted upon include requiring certain shut-off valves on transmission lines, mapping all high consequence areas, and shortening the deadline for accident and incident notifications.

In March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines. Additional requirements proposed by this proposed rulemaking would increase PHMSA's integrity management requirements for natural gas pipelines. We continue to monitor proposed rulemaking developments and evaluate its potential impact, if any, of 2016 Pipeline Safety Act, in light of the many PHMSA initiatives and mandates. At this time, we cannot predict the ultimate impact of this legislation, and subsequent revisions to regulations on our operations; however, the adoption of any new legislation or regulations regarding increased pipeline safety could cause us to incur increased capital and operating costs, which costs could be significant.

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

Our pipelines do not own all of the land on which their pipelines have been constructed. They are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if they do not have valid rights-of-way or if such rights-of-way lapse or terminate. They may obtain the rights to construct and operate our pipelines on land owned by third parties, indigenous and governmental agencies for a specific period of time. A loss of these rights, through their inability to renew right-of-way contracts or otherwise, could cause them to cease operations temporarily or permanently on the affected land, increase costs related to the construction and continuing operations elsewhere and adversely affect their results of operations and their ability to make cash distributions to us.

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

28    TC PipeLines, LP Annual Report 2016

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

Our General Partner may not be removed except by the vote of the holders of at least 66 2/3 percent of the outstanding common units. These required votes would include the votes of common units owned by our General Partner and its affiliates. TransCanada's ownership of 25.3 percent of our outstanding common units at December 31, 2016, has the practical effect of making removal of our General Partner difficult.

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

TC PipeLines, LP Annual Report 2016    29

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

If at any time our General Partner and its affiliates own 80 percent or more of the common units, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or us, to acquire all of the remaining common units held by unaffiliated persons at a price generally equal to the then current market price of the common units. As a consequence, unitholders may be required to sell their common units at a time when they may not desire to sell them or at a price that is less than the price they would desire to receive upon sale. Unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2016, the General Partner and its affiliates own approximately 25.3 percent of our outstanding common units.

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

30    TC PipeLines, LP Annual Report 2016

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

Prior to making any distribution on the common units, we reimburse our General Partner and its affiliates, including officers and directors of the General Partner, for all expenses incurred by our General Partner and its affiliates on our behalf. During each of the years ended December 31, 2016, 2015 and 2014, we paid fees and reimbursements to our General Partner in the amount of $3 million. Our General Partner, in its sole discretion, determines the amount of these expenses. In addition, our General Partner and its affiliates may provide us with services for which we will be charged reasonable fees as determined by the General Partner. The reimbursement of expenses and the payment of fees could adversely affect our ability to make distributions.

To the extent there may have been a violation of federal securities laws, we may be subject to claims for rescission or damages in connection with certain sales of our Common Units to certain investors who participated in our ATM offering program after the filing of our Annual Report on Form 10-K for the year-ended December 31, 2015.

On July 17, 2014, the SEC declared effective the Registration Statement that we had filed to cover sales of Common Units under the ATM program. On February 26, 2016, at the time of the filing of the 2015 Form 10-K, we believed that the Partnership continued to be eligible to use the effective Registration Statement to sell Common Units under our ATM program. However, we were advised by the staff of the SEC on June 23, 2016 that as a result of the filing of an employee-related Form 8-K on October 28, 2015, which was not filed via EDGAR until 6:02 p.m. Eastern Time (32 minutes after the 5:30 p.m. Eastern Time cutoff), the Partnership was ineligible to use the Registration Statement after the filing of the 2015 Form 10-K.

Because the Partnership was ineligible to continue using the Registration Statement following the filing of the 2015 Form 10-K, it is possible that the sales of an aggregate 1,619,631 Common Units under the Registration Statement (the ATM Common Units), which were sold between March 8, 2016 and May 19, 2016 at per Common Unit prices ranging from $47.00 to $54.95, may be deemed to have been unregistered sales of securities. If it is determined that persons who purchased the ATM Common Units from the Partnership after February 26, 2016, purchased such Common Units in an offering deemed to be unregistered, then to the extent there may have been a violation of federal securities laws such persons may be entitled to rescission rights, pursuant to which they could be entitled to recover the amount paid for such ATM Common Units, plus interest (based on the statutory rate under applicable state law), less the amount of any distributions. If such investor has sold any of the ATM Common Units purchased by the investor, then the investor would be entitled to recover the difference between the amount paid for such ATM Common Units and the amount at which such ATM Common Units were sold, assuming the investor's ATM Common Units were sold at a loss, plus interest and less the amount of any distributions. If all of the investors who purchased the ATM Common

TC PipeLines, LP Annual Report 2016    31

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income taxes on our taxable income at the applicable corporate tax rate, and we would likely have to pay state income taxes at varying rates. Distributions to our unitholders (to the extent of our earnings and profits) would generally be taxed again to unitholders as corporate dividends, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because of a tax imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Any tax treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of the common units.At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Our Partnership Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state, or local income tax purposes, then specified provisions of the Partnership Agreement relating to distributions will be subject to change. These changes would include a decrease in distributions to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception for all publicly traded partnerships upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

32    TC PipeLines, LP Annual Report 2016

At the state level, several states have either adopted or may be evaluating a variety of ways to subject partnerships and limited liability companies to entity level taxation. A majority of our pipeline systems are held in operating partnerships or limited liability companies, which are generally treated as flow-through entities for income tax purposes, and as such the income from our pipeline systems generally has not been subject to income tax at the entity level. Currently, only a portion of our taxable income related to PNGTS is subject to income tax. Imposition of such taxes on our pipeline systems would reduce the cash available for distribution to us and for other business needs by our pipeline systems, and could adversely affect the amount of funds available for distribution to our unitholders.

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

In addition, on January 24, 2017, final regulations (the Final Regulations) regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the Code) were published in the Federal Register. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our limited Partnership Agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

TC PipeLines, LP Annual Report 2016    33

Unitholders may not receive cash distributions equal to their allocable share of our taxable income or even the tax liability that results from that income.

We may engage in transactions to decrease the Partnership's financial leverage and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in "cancellation of indebtedness income" (COD income) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the Allocation Date), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital

34    TC PipeLines, LP Annual Report 2016

additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention, but such regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

TC PipeLines, LP Annual Report 2016    35

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

A description of the location and general character of our principal physical properties is included in Item 1 "Business" and is incorporated herein by reference.

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

36    TC PipeLines, LP Annual Report 2016

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

Employees Retirement System of the City of St. Louis v. TC PipeLines GP, Inc., et al. On October 13, 2015, an alleged unitholder of the Partnership filed a class action and derivative complaint in the Delaware Court of Chancery against the General Partner, TransCanada American Investments, Ltd. (TAIL) and TransCanada, and the Partnership as a nominal defendant. The complaint alleges direct and derivative claims for breach of contract, breach of the duty of good faith and fair dealing, aiding and abetting breach of contract, and tortious interference in connection with the 2015 GTN Acquisition, including the issuance by the Partnership of $95 million in Class B Units and amendments to the Partnership Agreement to provide for the issuance of the Class B Units. Plaintiff seeks, among other things, to enjoin future issuances of Class B Units to TransCanada or any of its subsidiaries, disgorgement of certain distributions to the General Partner, TransCanada and any related entities, return of some or all of the Class B Units to the Partnership, rescission of the amendments to the Partnership Agreement, monetary damages and attorney fees. The Partnership has moved to dismiss the complaint and intends to defend vigorously against the claims asserted. In April 2016, the Chancery Court granted the Partnership and other defendants' motion to dismiss the plaintiffs' complaint. The plaintiff has appealed the decision to dismiss its claims. The appeal of this matter was heard by the Delaware Supreme Court in December, 2016. The court found in the Defendant's favor and dismissed the Plaintiff's motion. There are no further rights of appeal.

Great Lakes v. Essar Steel Minnesota LLC, et al. – On October 29, 2009, Great Lakes filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC (Essar Minnesota) and certain Foreign Essar Affiliates (collectively, Essar) for breach of its monthly payment obligation under its transportation services agreement with Great Lakes. Great Lakes sought to recover approximately $33 million for past and future payments due under the agreement. On September 16, 2015, following a jury trial, the federal district court judge entered a judgment in the amount of $32.9 million in favor of Great Lakes. On September 20, 2015, Essar appealed the decision to the United States Court of Appeals for the Eighth Circuit (Eighth Circuit) based on an allegation of improper jurisdiction and a number of other rulings by the federal district judge. Essar was required to post a performance bond for the full value of the judgment pending appeal. In July 2016, Essar Minnesota filed for Bankruptcy. The Foreign Essar Affiliates have not filed for bankruptcy. The Eighth Circuit heard the appeal on October 20, 2016. A decision on the appeal was received in December 2016 and the Eighth Circuit vacated Great Lakes' judgment against Essar finding that there was no federal jurisdiction. Great Lakes filed a Request for Rehearing with the Eighth Circuit and it was denied in January 2017. Great Lakes has ninety days to appeal to the U.S. Supreme Court on Certiorari. In the alternative, it may proceed with its lawsuit against the Foreign Essar Affiliates in the state of Minnesota.

Item 4.    Mine Safety Disclosures

None.

TC PipeLines, LP Annual Report 2016    37

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 24, 2017, there were 39 registered holders of common units and 28,342 beneficial owners of common units, including common units held in street name. Our common units trade on the NYSE under the symbol "TCP".

As of February 24, 2017, the Partnership had 68,424,792 common units outstanding, of which 51,339,961 were held by non-affiliates and 17,084,831 common units were held by subsidiaries of TransCanada, including 5,797,106 common units held by our General Partner. Additionally, TransCanada, through our General Partner, owns 100 percent of our IDRs and an effective two percent general partner interest in the Partnership. TransCanada also holds 100 percent of our 1,900,000 outstanding Class B units. There is no established public trading market for our IDRs and Class B units.

As of February 24, 2017, the Partnership had 1,619,631 redeemable common units outstanding. Please read Note 9 within Part IV, Item 15. "Exhibits and Financial Statement Schedules" for more detailed disclosure on the common units issuance subject to rescission.

The following table sets forth, for the periods indicated, the high and low sale prices per common unit, as reported by the NYSE, and the amount of cash distributions declared per common unit with respect to the corresponding periods. Cash distributions are paid within 45 days after the end of each quarter to unitholders of record as of the record date.

	Price Range		Cash Distributions Declared per
	High	Low	Common Unit

2016
First Quarter	$55.00	$34.25	$0.89
Second Quarter	$60.48	$46.50	$0.94
Third Quarter	$58.66	$50.24	$0.94
Fourth Quarter	$59.12	$47.12	$0.94
2015
First Quarter	$73.76	$56.79	$0.84
Second Quarter	$71.35	$55.27	$0.89
Third Quarter	$61.74	$44.00	$0.89
Fourth Quarter	$55.85	$41.09	$0.89

On February 14, 2017, we paid a cash distribution of $68 million to common unitholders and the General Partner, representing a cash distribution of $0.94 per common unit for the quarter ended December 31, 2016. The distribution was allocated in the following manner: $64 million to the common unitholders as of the close of business on February 2, 2017 (including approximately $16 million to TransCanada as holder of 17,084,831 common units), and $4 million to the General Partner, which included $2 million for its effective two percent general partner interest and $2 million of IDRs payment. In 2016, the Partnership made cash distributions to common unitholders and the General Partner that amounted to $250 million compared to $228 million in 2015.

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

38    TC PipeLines, LP Annual Report 2016

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

Incentive distributions are paid to our General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations – Cash Distribution Policy of the Partnership" for further information regarding IDRs.

In 2016, we paid incentive distributions to our General Partner of approximately $6 million (2015 – $2 million).

Distributions to Class B units

On January 23, 2017, the board of directors of our General Partner declared distributions to Class B unitholders in the amount of $22 million which amount was paid on February 14, 2017. In 2016, the Class B distribution was $12 million. The Class B distribution represents an amount based upon 30 percent of GTN's distributable cash flow exceeding certain annual thresholds.

Please read Notes 6, 9, 12 and 13 within Part IV, Item 15. "Exhibits and Financial Statement Schedules" for more detailed disclosures on the Class B units.

Item 6.    Selected Financial Data

The selected financial data should be read in conjunction with the financial statements, including the notes thereto, and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TC PipeLines, LP Annual Report 2016    39

(millions of dollars, except per common unit amounts)	2016	2015	2014	2013(a)		2012(a)

Income Data (for the year ended December 31)
Transmission revenues	357	344	336	341		343
Equity earnings(b)	116	97	88	67		99
Impairment of equity-method investment(c)	–	(199)	–	–		–
Net income	244	20	204	191		229
Net income attributable to controlling interests	244	13	172	155		192
Basic and diluted net (loss) income per common unit	3.21	$(0.03)	$2.67	$2.13	(d)	$2.51	(d)

Cash Flow Data (for the year ended December 31)
Cash distribution declared per common unit	$3.71	$3.51	$3.33	$3.21		$3.11

Balance Sheet Data (at December 31)
Total assets(e)	3,158	3,126	3,343	3,438		3,501
Long-term debt (including current maturities)(e)	1,858	1,903	1,689	1,573		1,009
Partners' equity	1,146	1,151	1,586	1,789		2,422
(a)
Recast information to consolidate GTN and Bison for all periods as a result of an additional 45 percent membership interests in each of GTN and Bison that were acquired from subsidiaries of TransCanada in 2013 resulting in a 70 percent ownership in each. Please read Note 2, Significant Accounting Policies under Acquisitions and Goodwill included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" of this report.

(b)
Equity earnings represent our share in investee's earnings and do not include any impairment charge on our equity investments.

(c)
During the fourth quarter of 2015, we recognized an impairment charge on our investment in Great Lakes amounting to $199 million. No other impairment was recognized during the periods presented. Please read Note 4, included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" of this report.

(d)
Represents basic and diluted net income per common unit prior to recast.

(e)
As a result of the application of ASU No. 2015-03 "Interest-Imputation of Interest" and similar to the presentation of debt discounts, debt issuance costs previously reported as other assets in the balance sheet were reclassified as an offset against their respective debt liabilities.

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

40    TC PipeLines, LP Annual Report 2016

The following discussion and analysis should be read in conjunction with Part IV, Item 15. "Exhibits and Financial Statements Schedules."

EXECUTIVE OVERVIEW

Net income (loss) attributable to controlling interests was $244 million or $3.21 per common unit in 2016 compared to $13 million, or $(0.03) per common unit in 2015. Adjusted earnings, which excluded the impact of the $199 million non-cash impairment charge on our investment in Great Lakes in the fourth quarter 2015, increased by $32 million in 2016 compared to 2015. Cash distributions declared per common unit increased by six percent from $3.51 per common unit in 2015 to $3.71 per common unit in 2016. Please see "Non-GAAP Financial Measures: Adjusted earnings and Adjusted earnings per common unit" for more information.

Our 2016 EBITDA increased by $232 million to $398 million compared to $166 million in 2015 primarily due to the recognition of $199 million non-cash impairment charge to our investment in Great Lakes in 2015. Our Adjusted EBITDA, which excluded the impact of the $199 million non-cash impairment charge on our investment in Great Lakes, increased by nine percent to $398 million and Distributable cash flow increased by eight percent to $313 million. Please see "Non-GAAP Financial Measures: Adjusted earnings and Adjusted earnings per common unit" for more information.

PNGTS – On January 1, 2016, the Partnership completed the $228 million acquisition of a 49.9 percent interest in PNGTS from a subsidiary of TransCanada. The purchase price was comprised of $193 million in cash and the assumption of $35 million in proportional PNGTS debt. This transaction added a new market geography for us, extending our breadth of operations and further diversifying our cash flow stream. During the year ended December 31, 2016, our equity interest in PNGTS contributed $19 million in earnings and $24 million in distributable cash flow.

Tuscarora Rate Case – On January 21, 2016, FERC issued an Order initiating an investigation pursuant to Section 5 of the NGA to determine whether Tuscarora's existing rates for jurisdictional services were just and reasonable. On September 22, 2016, FERC approved the settlement (Tuscarora Settlement) Tuscarora made with its customers that resolved the Section 5 review initiated by FERC. Under the terms of the Tuscarora Settlement, Tuscarora's system-wide unit rate initially decreased by 17 percent, effective August 1, 2016. Unless superseded by a subsequent rate case or settlement, this rate will remain in effect until July 31, 2019, after which time the unit rate will decrease by an additional seven percent from August 1, 2019 through July 31, 2022. The settlement does not contain a rate moratorium and requires Tuscarora to file to establish new rates no later than August 1, 2022. While this new rate structure reduced Tuscarora's cash flows beginning August 1, 2016, the achievement of rate certainty helps ensure predictable cash flows from this pipeline system.

Outlook of Our Business

TransCanada, the ultimate parent company of our General Partner, closed the acquisition of all of the outstanding publicly-held common units of Columbia Pipeline Partners LP on February 17, 2017. This acquisition leaves TransCanada with a single MLP in TC PipeLines, which it describes as a core element of TransCanada's strategy.

TransCanada is advancing CAD $23 billion of near-term capital projects, approximately CAD $5.8 billion of which has been invested to date with the remainder to be spent largely over the next three years. TransCanada says it intends to prudently fund its capital program in a manner that is consistent with maintaining its financial strength, including potential drop downs to the Partnership.

The Partnership's financial performance continues to benefit from its transactions with TransCanada, including the acquisition of an interest in PNGTS from TransCanada effective January 1, 2016. Despite the volatility in energy commodity prices, our portfolio of seven FERC-regulated interstate natural gas pipelines is expected to deliver generally stable results in 2017 due to ship-or-pay contracts with creditworthy customers.

TC PipeLines, LP Annual Report 2016    41

HOW WE EVALUATE OUR OPERATIONS

We use certain non-GAAP financial measures that do not have any standardized meaning under GAAP because we believe they enhance the understanding of our operating performance. We use the following non-GAAP measures:

EBITDA

We use EBITDA as an approximate measure of our operating cash flow and current operating profitability. It measures our earnings from our pipeline systems before certain expenses are deducted.

Adjusted EBITDA, Adjusted earnings and Adjusted earnings per common unit

We have evaluated our financial performance and position inclusive of the impairment charge to our investment in Great Lakes recognized during the fourth quarter of 2015, however, we believe it is not reflective of our underlying operations during the periods presented. Therefore, we have presented adjusted EBITDA, adjusted earnings and adjusted earnings per common unit as non-GAAP measures that exclude the impact of the $199 million non-cash impairment charge.

Distributable Cash Flows

Total distributable cash flow and distributable cash flow provide measures of distributable cash generated during the current earnings period.

Please see "Non-GAAP Financial Measures: EBITDA, Adjusted EBITDA and Distributable Cash Flow" for more information.

RESULTS OF OPERATIONS

Our equity interests in Northern Border, Great Lakes, and effective January 1, 2016, PNGTS, and our full ownership of GTN, Bison, North Baja and Tuscarora were our only material sources of income during the period. Therefore, our results of operations and cash flows were influenced by, and reflect the same factors that influenced, our pipeline systems. See Part 1, Item 1. "Business."

42    TC PipeLines, LP Annual Report 2016

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

(unaudited) (millions of dollars)	2016	2015	$ Change(b)	% Change(b)

Transmission revenues	357	344	13	4
Equity earnings	116	97	19	20
Impairment of equity-method investment	–	(199)	199	100
Operating, maintenance and administrative	(76)	(81)	5	6
Depreciation	(86)	(85)	(1)	(1)
Financial charges and other	(67)	(56)	(11)	(20)

Net income	244	20	224	*

Net income attributable to non-controlling interests	–	7	(7)	(100)

Net income attributable to controlling interests	244	13	231	*

Adjusted earnings(a)	244	212	32	15

Net income (loss) per common unit	3.21	(0.03)	3.24	*

Adjusted earnings per common unit(a)	3.12	3.03	0.09	3

(a)
Adjusted earnings and Adjusted earnings per common unit are non-GAAP measures for which reconciliations to the appropriate GAAP measures are provided for below.

(b)
Positive number represents a favorable change; bracketed or negative number represents an unfavorable change.

*
Change is greater than 100 percent.

Net income attributable to controlling interests increased by $231 million to $244 million in 2016 compared to $13 million in 2015, resulting in net income per common unit during the year of $3.21 after allocations to the General Partner and to the Class B units. This increase was primarily the result of the recognition of a $199 million non-cash impairment charge to our investment in Great Lakes in fourth quarter 2015 which lowered our net income attributable to controlling interests in 2015. (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Impairment of Equity Investments, Goodwill and Long-Lived Assets – Equity Investments.")

The Partnership's Adjusted earnings were higher by $32 million in 2016 compared to 2015, an increase of $0.09 per common unit mainly due to the following:

Transmission revenues – increase of $13 million primarily due to the net effect of:

•
higher discretionary revenues on GTN from short-term services sold to its customers;

•
full year of revenues from GTN's Carty lateral system which was placed into service in October 2015; and

•
lower transportation rates on GTN as a result of the settlement reached with its customers effective July 1, 2015.

Earnings from equity investments – $19 million increase mainly due to our share of earnings from the acquisition of a 49.9 percent interest in PNGTS effective January 1, 2016.

TC PipeLines, LP Annual Report 2016    43

Operating, maintenance and administrative – generally lower expenses in 2016 as a result of lower operational costs on our consolidated entities. Additionally, dropdown costs were incurred in 2015 related to the PNGTS Acquisition.

Financial charges and other – $11 million increase mainly attributable to additional borrowings to fund a portion of our recent acquisitions.

Net income attributable to non-controlling interests – $7 million decrease due to the 2015 GTN acquisition effective April 1, 2015, whereby the Partnership now owns 100 percent of GTN.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

(unaudited) (millions of dollars)	2015	2014	$ Change(b)	% Change(b)

Transmission revenues	344	336	8	2
Equity earnings	97	88	9	10
Impairment of equity-method investment	(199)	–	(199)	(100)
Operating, maintenance and administrative	(81)	(84)	3	4
Depreciation	(85)	(86)	1	1
Financial charges and other	(56)	(50)	(6)	(12)

Net income	20	204	(184)	(90)
Net income attributable to non-controlling interests	7	32	(25)	(78)

Net income attributable to controlling interests	13	172	(159)	(92)

Adjusted earnings(a)	212	172	40	23
Net income (loss) per common unit	(0.03)	2.67	(2.70)	*

Adjusted earnings per common unit(a)	3.03	2.67	0.36	13

(a)
Adjusted earnings and Adjusted earnings per common unit are non-GAAP measures for which reconciliations to the appropriate GAAP measures are provided for below.

(b)
Positive number represents a favorable change; bracketed or negative number represents an unfavorable change.

*
Change is greater than 100 percent.

Net income attributable to controlling interests decreased by $159 million to $13 million in 2015 compared to $172 million in 2014, resulting in a net loss per common unit during the year of $0.03 after allocations to the General Partner and to the Class B units. This decrease was primarily the result of the recognition of a $199 million non-cash impairment charge to our investment in Great Lakes in fourth quarter 2015. (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Impairment of Equity Investments, Goodwill and Long-Lived Assets – Equity Investments.")

The Partnership's Adjusted earnings were higher by $40 million in 2015 compared to 2014, an increase of $0.36 per common unit due to the following:

Transmission revenues – increase of $8 million primarily due to higher discretionary revenues on GTN from short-term services sold to its customers.

Earnings from equity investments – $9 million increase mainly due the net effect of:

•
lower equity earnings from Northern Border primarily due to lower revenues from the sale of short-term services as a result of the milder winter in 2015 compared to 2014; and

44    TC PipeLines, LP Annual Report 2016

•
higher equity earnings from Great Lakes in 2015 primarily due to additional revenues from new contracts with ANR, a related party.

Operating, maintenance and administrative – $3 million decrease mainly due to:

•
lower expenses on Bison related to pipeline integrity program spending; and

•
lower property taxes on Bison as compared to 2014.

Financial charges and other – $6 million increase mainly attributable to additional borrowings to fund a portion of our recent acquisitions.

Net income attributable to non-controlling interests – $25 million decrease due to our 100 percent ownership in GTN and Bison effective April 1, 2015 and October 1, 2014, respectively.

Non-GAAP Financial Measures: Adjusted earnings and Adjusted earnings per common unit

Reconciliation of Net income attributable to controlling interest to Adjusted earnings

Year ended December 31 (unaudited) (millions of dollars)	2016	2015	2014

Net income attributable to controlling interests	244	13	172
Add: Impairment of equity-method investment	–	199	–

Adjusted earnings	244	212	172

Reconciliation of Net income (loss) per common unit to Adjusted earnings per common unit

Year ended December 31 (unaudited)	2016	2015	2014

Net income (loss) per common unit-basic and diluted(a)	3.21	(.03)	2.67
Add: per unit impact of impairment of equity-method investment(b)	–	3.06	–

Adjusted earnings per common unit	3.21	3.03	2.67

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity and cash flows include distributions received from our equity investments, operating cash flows from our subsidiaries, public offerings of debt and equity, term loans and our bank credit facility. The Partnership funds its operating expenses, debt service and cash distributions (including those distributions made to TransCanada through our General Partner and as holder of all our Class B units) primarily with operating cash flow. Long-term capital needs may be met through the issuance of long-term debt and/or equity. Overall, we believe that our

TC PipeLines, LP Annual Report 2016    45

pipeline systems' ability to obtain financing at reasonable rates, together with a history of consistent cash flow from operating activities, provide a solid foundation to meet future liquidity and capital requirements. We expect to be able to fund our liquidity and capital resource requirements, including our distributions and required debt repayments, at the Partnership level over the next 12 months utilizing our cash flow and, if required, our existing Senior Credit Facility. The following table sets forth the available borrowing capacity under the Partnership's Senior Credit Facility.

(unaudited) (millions of dollars)	December 31, 2016	December 31, 2015

Total capacity under the Senior Credit Facility	500	500
Less: Outstanding borrowings under the Senior Credit Facility	160	200

Available capacity under the Senior Credit Facility	340	300

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

Summarized Cash Flow

Year Ended December 31, (millions of dollars)	2016	2015	2014

Net cash provided by (used in):
Operating activities	381	319	335
Investing activities	(229)	(326)	(261)
Financing activities	(141)	20	(73)

Net increase in cash and cash equivalents	11	13	1
Cash and cash equivalents at beginning of the period	39	26	25

Cash and cash equivalents at end of the period	50	39	26

Cash Flow Analysis for the Year Ended December 31, 2016 compared to Same Period in 2015

Operating Cash Flows

Net cash provided by operating activities increased by $62 million in the twelve months ended December 31, 2016 compared to the same period in 2015 primarily due to higher earnings as discussed in more detail in the "Results of Operations" section.

Investing Cash Flows

Net cash used in investing activities decreased by $97 million in the twelve months ended December 31, 2016 compared to the same period in 2015 as we invested a lesser amount for our most recent acquisition of PNGTS compared to our investment during the same period in 2015. In 2015, we paid $264 million to acquire the remaining 30 percent interest in GTN compared to $193 million paid for the acquisition of a 49.9 percent interest in PNGTS in

46    TC PipeLines, LP Annual Report 2016

2016. Additionally, we had higher capital expenditures in 2015 due to expenditures related to the construction of the Carty Lateral.

Financing Cash Flows

Net cash provided by financing activities decreased by $161 million in the twelve months ended December 31, 2016 compared to the same period in 2015 primarily due to the net effect of:

•
$259 million decrease in net issuances of debt in 2016 as compared with 2015;

•
$123 million increase in our ATM equity issuances in 2016 as compared with 2015;

•
$22 million increase in distributions paid to our common units including our General Partner's effective two percent share and its related IDRs;

•
$12 million of distributions paid to Class B units in 2016; and

•
$9 million of distributions paid to TransCanada in 2015 as the non-controlling interest owner of GTN until March 31, 2015.

Cash Flow Analysis for the Year Ended December 31, 2015 compared to Same Period in 2014

Operating Cash Flows

Net cash provided by operating activities decreased by $16 million in the twelve months ended December 31, 2015 compared to the same period in 2014 primarily due to the timing of working capital changes. The majority of the timing impact relates to the settlement of our accounts payable and accrued liabilities.

Investing Cash Flows

Net cash used in investing activities increased by $65 million in the twelve months ended December 31, 2015 compared to the same period in 2014 as we invested a higher amount on the acquisition of the remaining 30 percent interest in GTN effective April 1, 2015 compared to our investment in the acquisition of the remaining 30 percent interest in Bison. In 2015, we paid $264 million to acquire the remaining 30 percent interest in GTN compared to $217 million the remaining 30 percent interest in Bison. Additionally, we had higher capital expenditures in 2015 due to expenditures related to the construction of the Carty Lateral. We also paid an additional $25 million to TransCanada in 2014 related to our 2013 Acquisition as a result of the attainment of certain events with respect to the Carty Lateral project.

Financing Cash Flows

Net cash provided by financing activities increased by $93 million in the twelve months ended December 31, 2015 compared to the same period in 2014 primarily due to the net effect of:

•
$98 million increase in net issuances of debt in 2015 as compared with 2014;

•
$29 million decrease in our ATM equity issuances in 2015 as compared with 2014;

•
$16 million increase in distributions paid to our common units including our General Partner's effective two percent share and its related IDRs;

•
$41 million decrease in distributions paid to TransCanada as the non-controlling interest owner of GTN and Bison until March 31, 2015 and September 30, 2015, respectively.

Capital spending

The Partnership's share in capital spending for maintenance of existing facilities and growth projects was as follows:

Year Ended December 31 (unaudited) (millions of dollars)	2016	2015	2014

Maintenance	31	21	18
Growth	5	54	4

Total(a)	36	75	22

(a)
Total maintenance and growth capital expenditures as reflected in this table include amounts attributable to the Partnership's proportionate share of maintenance and growth capital expenditures of the Partnership's equity investments, which are not reflected in our total capital expenditures as presented in our consolidated statement of cash flows.

TC PipeLines, LP Annual Report 2016    47

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Maintenance capital spending increased by $10 million in 2016 compared to 2015 mainly due to major overhauls conducted in 2016 on Northern Border and Great Lakes and costs related to pipe integrity on Great Lakes and North Baja.

In 2015, The Partnership incurred significant spending related to the construction of Carty Lateral. No such significant project occurred in 2016.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Overall capital spending increased by $53 million in 2015 compared to 2014 mainly due to the cost incurred on the construction of Carty Lateral, which was placed in service in October 2015.

Cash Flow Outlook

Operating Cash Flow Outlook

Northern Border declared its December 2016 distribution of $16 million on January 9, 2017, of which the Partnership received its 50 percent share or $8 million. The distribution was paid on January 31, 2017.

Northern Border declared its January 2017 distribution of $18 million on February 15, 2017, of which the Partnership received its 50 percent share or $9 million on February 28, 2017.

Great Lakes declared its fourth quarter 2016 distribution of $14 million on January 9, 2017, of which the Partnership received its 46.45 percent share or $7 million. The distribution was paid on February 1, 2017.

PNGTS declared its fourth quarter 2016 distribution of $6 million on December 16, 2016, of which the Partnership received its 49.9 percent share or $3 million. The distribution was paid on January 18, 2017.

Investing Cash Flow Outlook

The Partnership expects to fund $9 million contribution in 2017 to fund debt repayments of Great Lakes which is consistent with prior years.

In 2017, our pipeline systems expect to invest approximately $111 million in maintenance of existing facilities and approximately $23 million in growth projects, of which the Partnership's share would be $79 million and $17 million, respectively. Our consolidated entities have commitments of $1 million as of December 31, 2016 in connection with various maintenance and general plant projects.

Financing Cash Flow Outlook

On January 23, 2017, the board of directors of our General Partner declared the Partnership's fourth quarter 2016 cash distribution in the amount of $0.94 per common unit which was paid on February 14, 2017 to unitholders of record as of February 2, 2017.

On January 23, 2017, the board of directors of our General Partner declared distributions to Class B unitholders in the amount of $22 million which was paid on February 14, 2017. The Class B distribution represents an amount equal to 30 percent of GTN's distributable cash flow during the year ended December 31, 2016 less the threshold level of $20 million. For 2017, the threshold level is the same and we anticipate such threshold will be exceeded in the third quarter of 2017.

Please read Notes 6, 9 12 and 13 within Part IV, Item 15. "Exhibits and Financial Statements Schedules" for more detailed disclosures on the Class B units.

48    TC PipeLines, LP Annual Report 2016

Non-GAAP Financial Measures: EBITDA, Adjusted EBITDA and Distributable Cash Flow

EBITDA is an approximate measure of our operating cash flow during the current earnings period and reconciles directly to the most comparable measure of net income. It measures our earnings before deducting interest, depreciation and amortization, net income attributable to non-controlling interests, and it includes earnings from our equity investments. Our Adjusted EBITDA excludes the impact of the $199 million non-cash impairment charge we recognized in fourth quarter 2015 on our investment in Great Lakes. We believe the charge is significant but not reflective of our underlying operations.

Total distributable cash flow and distributable cash flow provide measures of distributable cash generated during the current earnings period and reconcile directly to the net income amount presented.

Total distributable cash flow includes our Adjusted EBITDA plus:

•
Distributions from our equity investments

   less:

•
Earnings from our equity investments,

•
Equity allowance for funds used during construction (Equity AFUDC),

•
Interest expense,

•
Distributions to non-controlling interests, and

•
Maintenance capital expenditures.

Distributable cash flow is computed net of distributions declared to the General Partner and distributions allocable to Class B units. Distributions declared to the General Partner are based on its effective two percent interest plus an amount equal to incentive distributions. Distributions allocable to the Class B units equal 30 percent of GTN's distributable cash flow for the year ended December 31, 2016 less $20 million (2015- less $15 million).

Distributable cash flow, EBITDA and Adjusted EBITDA are performance measures presented to assist investors in evaluating our business performance. We believe these measures provide additional meaningful information in evaluating our financial performance and cash generating performance.

The non-GAAP measures described above are provided as a supplement to GAAP financial results and are not meant to be considered in isolation or as substitutes for financial information prepared in accordance with GAAP. Additionally, these measures as presented may not be comparable to similarly titled measures of other companies.

TC PipeLines, LP Annual Report 2016    49

The following table represents a reconciliation of our EBITDA, Adjusted EBITDA, Total distributable cash flow and Distributable cash flow to the most directly comparable GAAP financial measure, Net income, for the periods presented:

Reconciliations of Net Income to EBITDA, Adjusted EBITDA and Distributable Cash Flow

The following table presents a reconciliation of the non-GAAP financial measures of EBITDA, Adjusted EBITDA and Distributable Cash Flow, to the GAAP financial measure of net income.

Year Ended December 31 (unaudited) (millions of dollars)	2016	2015	2014

Net income	244	20	204

Add:
Interest expense(a)	68	61	51
Depreciation and amortization	86	85	86

EBITDA	398	166	341
Impairment of equity investment	–	199	–
Adjusted EBITDA	398	365	341
Add:
Distributions from equity investments(b)
Northern Border	91	91	88
Great Lakes	34	40	29
PNGTS(c)	24	–	–

	149	131	117
Less:
Equity earnings:
Northern Border	(69)	(66)	(69)
Great Lakes	(28)	(31)	(19)
PNGTS	(19)	–	–

	(116)	(97)	(88)
Less:
Equity AFUDC	–	(1)	–
Interest expense(a)	(68)	(61)	(51)
Distributions to non-controlling interests(d)	–	(11)	(51)
Maintenance capital expenditures(e)	(16)	(16)	(8)

Total Distributable Cash Flow(h)	347	310	260
General Partner distributions declared(f)	(12)	(8)	(5)
Distributions allocable to Class B units(g)	(22)	(12)	–

Distributable Cash Flow(h)	313	290	255

(a)
Interest expense as presented includes net realized loss related to the interest rates swaps. Please read Notes 11 and 18 within Part IV, Item 15. "Exhibits and Financial Statements Schedules" for information.

(b)
These amounts are calculated in accordance with the cash distribution policies of these entities. Distributions from each of our equity investments represent our respective share of these entities' quarterly distributable cash during the current reporting period.

(c)
Our equity investee PNGTS had $22 million of senior secured notes payment due in 2016, of which the Partnership's share was approximately $11 million. PNGTS has historically funded its scheduled debt repayments and other cash needs by adjusting its available cash for distribution, which effectively reduces the net cash that we actually receive as distributions from PNGTS. Accordingly, these

50    TC PipeLines, LP Annual Report 2016

  amounts represent our 49.9 percent share of distributions from PNGTS' available cash before our proportionate share of the total debt repayment of PNGTS.

(d)
Distributions to non-controlling interests represent the respective share of our consolidated entities' quarterly distributable cash not owned by us during the current reporting period.

(e)
The Partnership's maintenance capital expenditures include cash expenditures made to maintain, over the long term, our assets' operating capacity, system integrity and reliability. Accordingly, this amount represents the Partnership's and its consolidated subsidiaries' maintenance capital expenditures and does not include the Partnership's share of maintenance capital expenditures on our equity investments. Such amounts are reflected in "Distributions from equity investments" as those amounts are withheld by those entities from their quarterly distributable cash.

Please read the Capital spending section within Part II, Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for more information regarding the Partnership's total proportionate share of maintenance capital expenditures from our consolidated entities and equity investments.

(f)
Distributions declared to the General Partner for the year ended December 31, 2016 included an incentive distribution of approximately $6 million (2015 – $2 million).

(g)
During the twelve months ended December 31, 2016, 30 percent of GTN's total distributions was $42 million; therefore the distributions allocable to the Class B units was $22 million, representing the amount that exceeded the threshold level of $20 million. During the nine months ended December 31, 2015, 30 percent of GTN's total distributions was $27 million; therefore the distributions allocable to the Class B units was $12 million, representing the amount that exceeded the threshold level of $15 million. The Class B distribution is determined and payable annually.

On January 23, 2017, the board of directors of our General Partner declared distributions to Class B unitholders in the amount of $22 million which was paid on February 14, 2017. The 2015 Class B distribution amounting to $12 million was paid by the Partnership on February 12, 2016. Please read Notes 6, 9, 12 and 13 within Part IV, Item 15. "Exhibits and Financial Statements Schedules" for more detailed disclosures on the Class B units.

(h)
"Total Distributable Cash Flow" and "Distributable Cash Flow" represent the amount of distributable cash generated by the Partnership subsidiaries and equity investments during the current earnings period and thus reconcile directly to the net income amount presented. The calculation differs from the previous 2014 non-GAAP measures "Partnership Cash Flows before General Partner distributions" and "Partnership Cash Flows" as the previously used measures primarily reflected cash received during the period through distributions from our subsidiaries and equity investments that were generated from the prior quarter's financial results. The 2014 amounts reflected here have been adjusted to reflect the calculation as described above and to present the comparable "Total Distributable Cash flow" and "Distributable Cash Flow" from the previous periods.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

EBITDA increased by $232 million to $398 million in 2016 compared to $166 million in 2015. The increase was primarily the result of the recognition of a $199 million non-cash impairment charge in 2015 to our investment in Great Lakes which lowered EBITDA in 2015 accordingly (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Impairment of Equity Investments, Goodwill and Long-Lived Assets – Equity Investments.")

Adjusted EBITDA increased by $33 million compared to the same period in 2015 due to higher transmission revenues and higher earnings from our equity investments as discussed in more detail in the Results of Operations section.

Distributable cash flow increased by $23 million in the twelve months ended December 31, 2016 compared to the same period in 2015 primarily due to the net effect of:

•
the cash impact of higher Adjusted EBITDA from our subsidiaries and equity investments;

•
no distributions paid to non-controlling interest as a result of the Partnership owning 100 percent of GTN beginning April 1, 2015;

•
higher interest expense related to higher borrowings as a result of the recent acquisitions;

•
higher General Partner distributions due to higher IDRs in the current period; and

•
higher distributions allocable to the Class B units during the current period.

TC PipeLines, LP Annual Report 2016    51

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

EBITDA decreased by $175 million to $166 million in 2015 compared to $341 million in 2014. The decrease was primarily the result of the recognition of a $199 million non-cash impairment charge to our investment in Great Lakes in fourth quarter 2015 (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Impairment of Equity Investments, Goodwill and Long-Lived Assets – Equity Investments.")

Adjusted EBITDA increased by $24 million compared to the same period in 2014 due higher transmission revenues and higher earnings from our equity investments as discussed in more detail in the Results of Operations section.

Distributable cash flow increased by $35 million in the twelve months ended December 31, 2015 compared to the same period in 2014 primarily due to the net effect of:

•
the cash impact of higher Adjusted EBITDA from our subsidiaries and equity investments;

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

Contractual Obligations

The Partnership's Contractual Obligations

The Partnership's contractual obligations as of December 31, 2016 included the following:

		Payments Due by Period
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Senior Credit Facility due 2021	160	–	–	160	–
2013 Term Loan Facility due 2018	500	–	500	–	–
2015 Term Loan Facility due 2018	170	–	170	–	–
4.65% Senior Notes due 2021	350	–	–	350	–
4.375% Senior Notes due 2025	350	–	–	–	350
5.29% Senior Notes due 2020	100	–	–	100	–
5.69% Senior Notes due 2035	150	–	–	–	150
Unsecured Term Loan Facility due 2019	65	10	55	–	–
Unsecured Term Loan due 2019	10	1	9	–	–
3.82% Series D Senior Notes due 2017	12	12	–	–	–
Interest on Debt Obligations(a)	435	66	119	82	168
Operating Leases	8	1	2	1	4

	2,310	90	855	693	672

(a)
Interest payments on floating-rate debt are estimated using interest rates effective as of December 31, 2016.

52    TC PipeLines, LP Annual Report 2016

On November 10, 2016, the Partnership's Senior Credit Facility was amended to extend the maturity period through November 10, 2021. The Facility consists of a $500 million senior revolving credit facility with a banking syndicate, under which $160 million was outstanding at December 31, 2016 (December 31, 2015 – $200 million), leaving $340 million available for future borrowing.

At the Partnership's option, the interest rate on the outstanding borrowings under the Senior Credit Facility may be lenders' base rate or the London Interbank Offered Rate (LIBOR) plus, in either case, an applicable margin that is based on the Partnership's long-term unsecured credit ratings. The Senior Credit Facility permits the Partnership to specify the portion of the borrowings to be covered by specific interest rate options and, for LIBOR-based borrowings, to specify the interest rate period. The Partnership is required to pay a commitment fee based on its credit rating and on the unused principal amount of the commitments under the Senior Credit Facility. The Senior Credit Facility has a feature whereby at any time, so long as no event of default has occurred and is continuing, the Partnership may request an increase in the Senior Credit Facility of up to $500 million, but no lender has an obligation to increase their respective share of the facility.

The LIBOR-based interest rate on the Senior Credit Facility was 1.92 percent at December 31, 2016 (December 31, 2015 – 1.50 percent).

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

As of December 31, 2016, the variable interest rate exposure related to 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 2.31 percent (2015 – 2.79 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.87 percent at December 31, 2016 (December 31, 2015 – 1.50 percent).

On September 30, 2015, the Partnership entered into an agreement for a $170 million term loan credit facility (2015 Term Loan Facility). The Partnership borrowed $170 million under the 2015 Term Loan Facility to refinance its Short-Term Loan Facility which matured on September 30, 2015. The 2015 Term Loan Facility matures on October 1, 2018. The LIBOR-based interest rate on the 2015 Term Loan Facility was 1.77 percent at December 31, 2016 (December 31, 2015 – 1.39 percent).

The 2013 Term Loan Facility and the 2015 Term Loan Facility (Term Loan Facilities) and the Senior Credit Facility require the Partnership to maintain a certain leverage ratio (debt to adjusted cash flow [net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains]) no greater than 5.00 to 1.00 for each fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions has been executed, in which case the leverage ratio is to be no greater than 5.50 to 1.00. The leverage ratio was 4.01 to 1.00 as of December 31, 2016.

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

TC PipeLines, LP Annual Report 2016    53

2015 GTN Acquisition and to reduce the amount outstanding under our Senior Credit Facility. The indenture for the notes contains customary investment grade covenants.

On June 1, 2015, GTN's 5.09 percent unsecured Senior Notes matured. Also, on June 1, 2015, GTN entered into a $75 million unsecured variable rate term loan facility (Unsecured Term Loan Facility), which requires yearly principal payments until its maturity on June 1, 2019. The variable interest is based on LIBOR plus an applicable margin. The LIBOR-based interest rate on the Unsecured Term Loan Facility was 1.57 percent at December 31, 2016 (December 31, 2015 – 1.19 percent). GTN's Unsecured Senior Notes, along with this new Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN's total capitalization. GTN's total debt to total capitalization ratio at December 31, 2016 is 44.5 percent.

Tuscarora's Series D Senior Notes, which require yearly principal payments until maturity, are secured by Tuscarora's transportation contracts, supporting agreements and substantially all of Tuscarora's property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners. The Series D Senior Notes contain a covenant that limits total debt to no greater than 45 percent of Tuscarora's total capitalization. Tuscarora's total debt to total capitalization ratio at December 31, 2016 was 21.22 percent. Additionally, the Series D Senior Notes require Tuscarora to maintain a Debt Service Coverage Ratio (cash available from operations divided by a sum of interest expense and principal payments) of greater than 3.00 to 1.00. The ratio was 4.15 to 1.00 as of December 31, 2016.

On April 29, 2016, Tuscarora entered into a $9.5 million unsecured variable rate term loan facility which requires yearly principal payments until its maturity on April 29, 2019. The variable interest is based on LIBOR plus an applicable margin and was 1.90 percent at December 31, 2016.

At December 31, 2016, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The fair value of the Partnership's long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership's long-term debt at December 31, 2016 was $1,908 million. As of February 28, 2017, the Partnership had $120 million outstanding under the Senior Credit Facility.

Summary of Northern Border's Contractual Obligations

Northern Border's contractual obligations as of December 31, 2016 included the following:

		Payments Due by Period(a)
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

7.50% Senior Notes due 2021	250	–	–	250	–
$200 million Credit Agreement due 2020	181	–	–	181	–
Interest payments on debt	103	22	44	37	–
Operating leases(b)	55	3	5	5	42

	589	25	49	473	42

(a)
Represents 100 percent of Northern Border's contractual obligations.

(b)
Future minimum payments for office space and rights-of-way under non-cancelable operating leases

Northern Border has commitments of $8 million as of December 31, 2016 in connection with various pipeline, metering and overhaul projects.

Senior Notes

All of Northern Border's outstanding debt securities are senior unsecured notes with similar terms except for interest rates, maturity dates and prepayment premiums. The indentures for the notes do not limit the amount of unsecured debt Northern Border may incur, but do restrict secured indebtedness. At December 31, 2016, Northern Border was in compliance with all of its financial covenants.

54    TC PipeLines, LP Annual Report 2016

At December 31, 2016, the aggregate estimated fair value of Northern Border's long-term debt was approximately $464 million (2015 – $426 million). In 2016, interest expense related to the senior notes was $23 million (2015 – $25 million; 2014 – $25 million).

Credit Agreement

Northern Border's credit agreement consists of a $200 million revolving credit facility. At December 31, 2016, $181 million was outstanding leaving $19 million available for future borrowings. At Northern Border's option, the interest rate on the outstanding borrowings may be the lenders' base rate or LIBOR plus, in either case, an applicable margin that is based on Northern Border's long-term unsecured credit ratings. The interest rate on Northern Border's credit agreement at December 31, 2016 was 1.90 percent (2015 – 1.74 percent). At December 31, 2016, Northern Border was in compliance with all of its financial covenants.

2016 Credit Facility

On November 15, 2016, Northern Border entered into a $100 million 364-day revolving credit facility expiring on November 14, 2017, which utilizes the same covenants as the $200 million revolving credit facility. As a result of the shared covenants, the $200 million revolving credit facility was amended for the second time to include the cross default with the new $100 million 364-day revolving credit facility. At December 31, 2016, the $100 million 364-day revolving credit facility has not been utilized.

Summary of Great Lakes' Contractual Obligations

Great Lakes' contractual obligations as of December 31, 2016 included the following:

		Payments Due by Period(a)
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

6.73% series Senior Notes due 2016 to 2018	18	9	9	–	–
9.09% series Senior Notes due 2016 to 2021	50	10	20	20	–
6.95% series Senior Notes due 2019 to 2028	110	–	11	22	77
8.08% series Senior Notes due 2021 to 2030	100	–	–	10	90
Interest payments on debt	141	21	38	31	51

	419	40	78	83	218

(a)
Represents 100 percent of Great Lakes' contractual obligations.

Great Lakes has commitments of $1 million as of December 31, 2016 in connection with pipeline integrity and overhaul projects.

Long-Term Financing

All of Great Lakes' outstanding debt securities are senior unsecured notes with similar terms except for interest rates, maturity dates and prepayment premiums.

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $150 million of Great Lakes' partners' capital was restricted as to distributions as of December 31, 2016 (2015 – $160 million). Great Lakes was in compliance with all of its financial covenants at December 31, 2016.

The aggregate estimated fair value of Great Lakes' long-term debt was $354 million at December 31, 2016 (2015 – $362 million). The aggregate annual required repayment of senior notes is $19 million for each year 2017 and 2018 and $21 million for each year 2019 and 2020 and $31 million for 2021. Aggregate required repayments of senior notes

TC PipeLines, LP Annual Report 2016    55

thereafter total $167 million. In 2016, interest expense related to Great Lakes' senior notes was $22 million (2015 – $24 million; 2014 – $25 million).

Other

Great Lakes has a cash management agreement with TransCanada whereby Great Lakes' funds are pooled with other TransCanada affiliates. The agreement also gives Great Lakes the ability to obtain short-term borrowings to provide liquidity for Great Lakes' operating needs. At December 31, 2016 and 2015, Great Lakes has an outstanding receivable from this arrangement amounting to $27 million and $51 million, respectively.

Summary of PNGTS' Contractual Obligations

PNGTS' contractual obligations related to debt as of December 31, 2016 included the following:

		Payments Due by Period(a)
(millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

5.90% Senior Secured Notes due 2018	53	23	30	–	–
Interest payments on debt	4	3	1	–	–
Operating leases	1	–	–	–	1

	58	26	31	–	1

(a)
Represents 100 percent of PNGTS' contractual obligations.

PNGTS has no material commitments as of December 31, 2016.

The Partnership's equity investee PNGTS has $23 million of senior secured notes due in 2017, of which the Partnership's share is approximately $11 million.

Additionally, PNGTS is restricted under the terms of its note purchase agreement from making cash distributions to its partners unless certain conditions are met. Before a distribution can be made, the debt service reserve account must be fully funded and the PNGTS debt service coverage ratio for the preceding and succeeding twelve months must be 1.30 or greater. At December 31, 2016, the debt service coverage ratio was 1.82 for the twelve preceding months and 1.79 for the twelve succeeding months. Therefore, PNGTS was not restricted to make any cash distributions.

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

56    TC PipeLines, LP Annual Report 2016

		Marginal Percentage Interest in Distribution
	Total Quarterly Distribution Per Unit Target Amount	Common Unitholders	General Partner

Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	above $0.45 up to $0.81	98%	2%
Second Target Distribution	above $0.81 up to $0.88	85%	15%
Thereafter	above $0.88	75%	25%

The following table provides information about our distributions (in millions, except per unit distributions amounts).

					Limited Partners			General Partner
Declaration Date		Payment Date		Per Unit Distribution	Common Units	Class B Units(c)		2%	IDRs(a)	Total Cash Distribution

1/16/2014		2/14/2014		$0.81	$50	$–		$1	$–	$51
4/25/2014		5/15/2014		$0.81	$51	$–		$1	$–	$52
7/23/2014		8/14/2014		$0.84	$53	$–		$1	$–	$54
10/23/2014		11/14/2014		$0.84	$53	$–		$1	$1	$55
1/22/2015		2/13/2015		$0.84	$54	$–		$1	$–	$55
4/23/2015		5/15/2015		$0.84	$54	$–		$1	$–	$55
7/23/2015		8/14/2015		$0.89	$56	$–		$2	$1	$59
10/22/2015		11/13/2015		$0.89	$57	$–		$1	$1	$59
1/21/2016		2/12/2016		$0.89	$57	$12	(d)	$1	$1	$71
4/21/2016		5/13/2016		$0.89	$58	$–		$1	$1	$60
7/21/2016		8/12/2016		$0.94	$62	$–		$1	$2	$65
10/20/2016		11/14/2016		$0.94	$63	$–		$1	$2	$66
1/23/2017	(b)	2/14/2017	(b)	$0.94	$64	$22	(e)	$2	$2	$90

(a)
The distributions paid for the year ended December 31, 2016 included incentive distributions to the General Partner of $6 million (2015 – $2 million, 2014 – $1 million).

(b)
On February 14, 2017, we paid a cash distribution of $0.94 per unit on our outstanding common units to unitholders of record at the close of business on February 2, 2017. Please read Note 23 within Part IV, Item 15. "Exhibits and Financial Statement Schedules" for more detailed disclosures this distribution.

(c)
The Class B units issued by us on April 1, 2015 represent limited partner interests in us and entitle TransCanada to an annual distribution which is an amount based on 30 percent of GTN's annual distributions after exceeding certain annual thresholds. Please read Notes 6, 9 and 12 within Part IV, Item 15. "Exhibits and Financial Statement Schedules" for more detailed disclosures on the Class B units.

(d)
On February 12, 2016, we paid TransCanada $12 million representing 30 percent of GTN's total distributable cash flows for the nine months ended December 31, 2015 less $15 million. Please read Notes 6, 9 and 12 within Part IV, Item 15. "Exhibits and Financial Statement Schedules" for more detailed disclosures on the Class B units.

(e)
On February 14, 2017, we paid TransCanada $22 million representing 30 percent of GTN's total distributable cash flows for the year ended December 31, 2016 less $20 million Please read Notes 6, 9 and 12 within Part IV, Item 15. "Exhibits and Financial Statement Schedules" for more detailed disclosures on the Class B units.

Distribution Policies of Our Pipeline Systems

Distributions of available cash are made to partners on a pro rata basis according to each partner's ownership percentage, approximately one month following the end of a quarter. Our pipeline systems' respective management committees determine the amounts and timing of cash distributions, where the amounts of such distributions are based

TC PipeLines, LP Annual Report 2016    57

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

Northern Border's distribution policy requires Northern Border to distribute on a monthly basis, 100 percent of the distributable cash flow based on earnings before interest, taxes, depreciation and amortization less interest expense and maintenance capital expenditures. Northern Border adopted certain changes related to equity contributions that defined minimum equity to total capitalization ratios to be used by the Northern Border management committee to determine the amount of required equity contributions, timing of the required contributions and for any shortfall due to the inability to refinance maturing debt to be funded by equity contributions.

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

PNGTS distributes its available cash less any required reserves that are necessary to comply with its debt covenants and/or appropriately conduct its business, as determined and approved by its management committee. While PNGTS debt repayments are not funded with cash calls to its owners, PNGTS has historically funded its scheduled debt repayments by adjusting its available cash for distribution, which effectively reduces the net cash the Partnership receives as distributions from PNGTS.

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

We believe our critical accounting estimates discussed in the following paragraphs require us to make the most significant assumptions when preparing our financial statements and changes in these assumptions could have a material impact on the financial statements. These critical accounting estimates should be read in conjunction with our accounting policies summarized on Notes 2 and 3 of Part IV, Item 15. "Exhibits and Financial Statement Schedules."

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

58    TC PipeLines, LP Annual Report 2016

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

As of December 31, 2016, our equity investees have regulatory assets amounting to $15 million (2015 – $16 million).

As of December 31, 2016, our equity investees have regulatory liabilities amounting to $27 million (2015 – $22 million).

At December 31, 2016, the Partnership had $1 million regulatory assets reported as part of other current assets on the balance sheet representing volumetric fuel tracker assets that are settled with in-kind exchanges with customers continually (2015 – $2 million). As of December 31, 2016, the Partnership had regulatory liabilities of $25 million mostly relating to estimated costs associated with future removal of transmission and gathering facilities or allowed to be collected by FERC in depreciation rates (2015 – $24 million).

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

During the fourth quarter of 2015, we determined that our investment in Great Lakes' long-term value had been adversely impacted by the changing natural gas flows in its market region. Additionally, we concluded that other strategic alternatives to increase its utilization or revenue were no longer feasible. As a result, we determined that the carrying value of our investment in Great Lakes was in excess of its fair value and the decline was temporary. Accordingly, we concluded that the carrying value of our investment in Great Lakes was impaired.

Our analysis resulted in an impairment charge of $199 million reflected as Impairment of equity-method investment on our Statement of Income for the year ended December 31, 2015. The impairment charge reduced the difference between the carrying value of our investment in Great Lakes and the underlying equity in the net assets, to $260 million. The difference represents the equity method goodwill remaining in our investment in Great Lakes.

TC PipeLines, LP Annual Report 2016    59

The assumptions we used in 2015 related to the estimated fair value of our remaining equity investment in Great Lakes could be negatively impacted by near and long-term conditions including:

•
future regulatory rate action or settlement,

•
valuation of Great Lakes in future transactions,

•
changes in customer demand at Great Lakes for pipeline capacity and services,

•
changes in North American natural gas production in the major producing basins,

•
changes in natural gas prices and natural gas storage market conditions, and

•
changes in other long-term strategic objectives.

Great Lakes' evolving market conditions and other factors relevant to Great Lakes' long term financial performance have remained relatively stable during the year. Accordingly, our estimation of the fair value of our investment in Great Lakes has not materially changed from 2015. There is a risk that reductions in future cash flow forecasts and other adverse changes in these key assumptions could result in additional future impairment of the carrying value of our investment in Great Lakes.

As of December 31, 2016, no impairment charge has been recorded related to any of our other equity investments.

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

60    TC PipeLines, LP Annual Report 2016

At December 31, 2016 and 2015, we had $130 million of goodwill recorded on our consolidated balance sheet related to the North Baja and Tuscarora acquisitions. No impairment of goodwill existed at December 31, 2016.

As discussed more fully in Note 20 within Part IV, Item 15. "Exhibits and Financial Statements Schedules" of this Annual Report on Form 10-K, the reduction in Tuscarora's future cash flows as a result of the Tuscarora Settlement constituted a triggering event in the second quarter of 2016 that led us to evaluate, for possible impairment, the $82 million of goodwill related to our acquisition of Tuscarora.

Our second quarter analysis, which was also reviewed for any material updates as part of our annual impairment test on goodwill, resulted in the estimated fair value of Tuscarora exceeding its carrying value but the excess was less than 10 percent. The fair value was measured using a discounted cash flow analysis and included revenues expected from Tuscarora's current and expected future contracting level. There is a risk that reductions in future cash flow forecasts as a result of Tuscarora not being able to maintain its current contracting level and/or not being able to realize other opportunities on the system, together with adverse changes in other key assumptions such as expected outcome of future rate proceedings, projected operating costs and estimated rate of return on invested capital, could result in a future impairment of the goodwill balance relating to Tuscarora.

Long-Lived Assets

We assess our long-lived assets for impairment based on ASC 360-10-35 Property, Plant, and Equipment – Overall – Subsequent Measurement when events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows expected to be generated by that asset or asset group is less than the carrying value of the assets, an impairment charge is recognized for the excess of the carrying value over the fair value of the assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals as considered necessary.

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

As of December 31, 2016, there were no indicators of impairment for our long-lived assets.

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

TC PipeLines, LP Annual Report 2016    61

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

62    TC PipeLines, LP Annual Report 2016

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

As of December 31, 2016, the Partnership's interest rate exposure resulted from our floating rate Senior Credit Facility, 2015 Term Loan Facility, GTN's Unsecured Term Facility and Tuscarora's Unsecured Term Facility, under which $404 million, or 22 percent, of our outstanding debt was subject to variability in LIBOR interest rates. As of December 31, 2015, the Partnership's interest rate exposure results from our floating rate Senior Credit Facility, the unhedged portion ($350 million) of our 2013 Term Loan Facility, our 2015 Term Loan Facility and GTN's Unsecured Term Facility, under which $795 million, or 42 percent, of our outstanding debt was subject to variability in LIBOR interest rates.

As of December 31, 2016, the variable interest rate exposure related to 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 2.31 percent. If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at December 31, 2016, The Partnership's annual interest expense on its remaining debt with variable interest exposure would increase (decrease) and net income would decrease (increase) by approximately $4 million.

As of December 31, 2016, $181 million, or 42 percent of Northern Border's outstanding debt was at floating rates (2015 – $61 million or 15 percent). If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at December 31, 2016, Northern Border's annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $2 million.

GTN's Unsecured Senior Notes, Northern Border's Senior Notes, Tuscarora's Series D Senior Notes and all of Great Lakes' and PNGTS' notes represent fixed-rate debt; therefore, they are not exposed to market risk due to floating interest rates. Interest rate risk does not apply to Bison and North Baja, as they currently do not have any debt.

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At December 31, 2016, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $1 million and a liability of $1 million (on a gross basis) and an asset of nil million (on a net basis). At December 31, 2015, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $1 million both on a gross and net basis. The Partnership did not record any amounts in net income related to

TC PipeLines, LP Annual Report 2016    63

ineffectiveness for interest rate hedges for the years ended December 31, 2016, 2015 and 2014. The net change in fair value of interest rate derivative instruments recognized in other comprehensive income was a gain of $2 million for the year ended December 31, 2016 (2015 –nil million, 2014 – loss of $1 million). In 2016, the net realized loss related to the interest rate swaps was $3 million, and was included in financial charges and other (2015 – $2 million, 2014 – $2 million).

The Partnership has no master netting agreements, however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be net asset of nil million as of December 31, 2016 and there would be no effect on the consolidated balance sheet as of December 31, 2015.

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

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as cash and cash equivalents and receivables, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At December 31, 2016, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At December 31, 2016, we had a credit risk concentration on one of our customers, Anadarko Energy Services Company, which owed us approximately $4 million and this amount represented greater than 10 percent of our trade accounts receivable.

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At December 31, 2016, the Partnership had a Senior Credit Facility of $500 million maturing in 2021 and the outstanding balance on this facility was $160 million. In addition, at December 31, 2016, Northern Border had a committed revolving bank line of $200 million maturing in 2020 and $181 million was drawn and an additional $100 million 364-day revolving credit facility with no current borrowings. Both the Senior Credit Facility and the Northern Border $200 million credit facility have accordion features for additional capacity of $500 million and $100 million respectively, subject to lender consent.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this report on page F-1.

64    TC PipeLines, LP Annual Report 2016

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there was no change in the Partnership's internal control over financial reporting that has materially impacted or is reasonably likely to materially impact our internal control over financial reporting.

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

Based on our assessment according to the above framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There were no material weaknesses.

Our independent registered public accounting firm, KPMG LLP (KPMG), independently assessed the effectiveness of the Partnership's internal control over financial reporting. KPMG has issued an attestation report concurring with management's assessment, which is included on page F-2 of the financial statements included in this Form 10-K.

TC PipeLines, LP Annual Report 2016    65

Item 9B.    Other Information

On November 10, 2016, the Partnership amended and restated its Senior Credit Facility. Please see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – The Partnership's Contractual Obligations" for additional information regarding the amended and restated Senior Credit Facility.

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

Name	Age	Position with General Partner

Karl Johannson	56	Chair and Director
Jack F. Stark	66	Independent Director
Malyn K. Malquist	64	Independent Director
Walentin (Val) Mirosh	71	Independent Director
Brandon M. Anderson	44	President, Principal Executive Officer and Director
M. Catharine Davis	52	Director
Joel E. Hunter	50	Director
Janine M. Watson	47	Vice-President and General Manager
Nathaniel A. Brown	40	Controller, Principal Financial Officer
Nancy F. Priemer	58	Vice-President, Taxation
Jon A. Dobson	50	Secretary
William C. Morris	54	Treasurer

Mr. Johannson was appointed a director and Chair of the Board of Directors of the General Partner in March 2013. Mr. Johannson's principal occupation is Executive Vice-President and President, Natural Gas Pipelines for TransCanada a position he has held since November 2012, prior to which he served in various roles with TransCanada. He is accountable for TransCanada's natural gas pipelines and regulated natural gas storage business in Canada, the U.S. and Mexico Mr. Johannson has extensive senior management experience in the pipelines and energy industries as a result of his service as an executive of TransCanada and its affiliates. His experience in his prior roles at TransCanada provides him with intimate knowledge of the Partnership, including its strategies, operations and markets. Mr. Johannson's industry knowledge, management experience and leadership skills are highly valuable in assessing our business strategies and accompanying risks.

Mr. Stark was appointed a director of the General Partner in July 1999. Mr. Stark served as Chief Financial Officer of Imergy Power Systems, formerly Deeya Energy, an energy storage systems company from December 2013 to July 2016. Mr. Stark was Chief Financial Officer of BrightSource Energy Inc., a provider of technology for use in large-scale solar thermal power plans from May 2007 to November 2013 and Chief Financial Officer of Silicon Valley Bancshares, a diversified financial services provider, from April 2004 to May 2007. Mr. Stark is also director of TerraForm Power, Inc. and TerraForm Global, Inc. Through his current and prior roles as chief financial officer of numerous companies, Mr. Stark brings valuable financial expertise and management experience, including extensive knowledge regarding financial operations, investor relations, energy risk management, regulatory affairs and knowledge of the natural gas industry. Mr. Stark also has prior audit committee experience, which further enhances his qualifications to serve as a

66    TC PipeLines, LP Annual Report 2016

member of our Board and our Audit Committee. His valuable management and financial expertise includes an understanding of the accounting and financial matters that the Partnership and industry address on a regular basis.

Mr. Malquist was appointed a director of the General Partner in April 2011. Mr. Malquist is an executive with more than 30 years of experience serving in a variety of business, operations and financial roles. Mr. Malquist currently serves on the Board of Directors of Headwaters Incorporated, an NYSE-listed company that provides products, technologies and services in the light building products, heavy construction materials and energy industries. From May 2006 to March 2009, Mr. Malquist served as Executive Vice-President of Avista Corporation (Avista), energy production, transmission and distribution company. He also served as Chief Financial Officer of Avista from November 2002 to September 2008, Treasurer from February 2004 to January 2006 and Senior Vice-President from September 2002 to May 2006. Prior to his employment at Avista, Mr. Malquist held various positions at Sierra Pacific Resources, (electricity provider), including President, Chief Executive Officer and Chief Operating Officer from January 1998 to April 2000 and various Senior Vice-President positions from 1994 to 1998. Through his extensive prior management experience, including serving as chief financial officer and chief executive officer of various energy companies, Mr. Malquist brings extensive knowledge regarding financial operations, energy risk management and knowledge of the energy industry to the Board of Directors and the Audit Committee. His valuable management and financial expertise includes an understanding of the accounting and financial matters that the Partnership and industry address on a regular basis. In addition, Mr. Malquist's experience in the energy industry is beneficial to the service he provides to the Board of Directors.

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

Mr. Anderson was appointed President, Principal Executive Officer and a Director of the General Partner in January 2016. Mr. Anderson also holds the position of Senior Vice-President and General Manager, U.S. Natural Gas Storage, Midstream for TransCanada. From July 2015 to July 2016, Mr. Anderson was Senior Vice-President and General Manager, U.S. Natural Gas Pipelines for TransCanada. Mr. Anderson has over 20 years of energy industry experience and, since joining TransCanada in 2002, has held a variety of leadership positions in energy marketing and trading, business development, electricity, gas storage and TransCanada's Mexico pipeline operations. Mr. Anderson served as Senior Vice President and General Manager, Mexico Gas and Power from May 2013 to July 2015, Senior Vice President, Western Power and Gas Storage from January 2011 to May 2013 and Vice President, Gas Storage from March 2006 to January 2011.

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

TC PipeLines, LP Annual Report 2016    67

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

Ms. Watson was appointed Vice-President and General Manager for the General Partner in October 2015. Her principal occupation is Director, LP Management & Pricing for TransCanada, a position she has held since October 2015. Ms. Watson has served in progressively senior positions in the natural gas pipeline and energy business segments of TransCanada since 1997. Prior to joining TransCanada, Ms. Watson was an attorney at the Calgary office of McCarthy Tétrault and clerked at the Alberta Court of Appeal.

Mr. Brown was appointed the Controller and Principal Financial Officer of the General Partner in May 2014. His principal occupation is Director of Financial Services for TransCanada's U.S. Pipelines. In that capacity, Mr. Brown is responsible for accounting, financial reporting, planning and budgeting. Previously, Mr. Brown was Manager of accounting for TransCanada's U.S. Pipelines West from November 2009 through May 2014. In this role, he also provides regulatory accounting support for rate filings, settlement negotiations, and other regulatory proceedings. Prior to joining TransCanada, Mr. Brown spent eight years in public accounting, most recently as an audit manager for Grant Thornton LLP and Ernst &Young.

Ms. Priemer was appointed Vice-President, Taxation of the General Partner in February 2016. Ms. Priemer's principal occupation is Director, U.S. Natural Gas Pipelines Taxation of TransCanada, a position she has held since July 2009. Prior to this position Ms. Priemer was a Tax Director of an affiliate located in Michigan, a position she held since 1998. Prior to joining TransCanada, Ms. Priemer spent 18 years in both public accounting and industry.

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

The NYSE listing standards require our principal executive officer to annually certify that he is not aware of any violation by the Partnership of the NYSE corporate governance listing standards. This certification was provided to the NYSE on March 24, 2016.

68    TC PipeLines, LP Annual Report 2016

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

TC PipeLines, LP Annual Report 2016    69

Partner's independent directors may do so by writing in care of Secretary, Board of Directors, TC PipeLines, GP, Inc., 700 Louisiana Street, Suite 700, Houston, TX 77002, or via fax at 1.508.871.7047.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, as amended, requires the General Partner's directors and executive officers, and persons who beneficially own more than ten percent of the common units, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports. Based solely upon a review of the copies of the reports received by us, we believe that all such filing requirements were satisfied during 2016.

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

The Board of Directors of our General Partner does not have a separate compensation committee, nor does it make any determination with respect to the amount of compensation to be paid to our executive officers. The Board of our General Partner does have responsibility for evaluating and determining the reasonableness of the total amount we are charged for managerial, administrative and operational support provided by TransCanada and its affiliates, including our General Partner. We are allocated and reimburse TransCanada for a percentage of the compensation, including base salary and certain benefit and incentive compensation expenses related to the officers of our General Partner and employees of TransCanada who perform services on our behalf. The base salaries that are allocable to us vary for each officer or employee performing services on our behalf and are based on the estimated amount of time an employee devotes to matters related to our business as compared to the amount of time such employee devotes to matters related to the business of TransCanada and its other affiliates. The Board of Directors of our General Partner specifically approves the percentage allocation to the Partnership of the compensation of the executive officers of the General Partner on an annual basis. Please read Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence" for more information regarding this arrangement.

The following table summarizes the salary allocated to, and paid by, us in 2016, 2015 and 2014 for our President and Principal Executive Officer, Controller and Principal Financial Officer and other executive officers of our General Partner for whom salaries and benefits of more than $100,000 were allocated to us.

70    TC PipeLines, LP Annual Report 2016

Summary Compensation Table

		Compensation Allocated to the Partnership
Name and Principal Position	Year	Base Salary	Benefits(a)(b)	Incentive Compensation(a)(c)	Approximate Percentage of Time Devoted to the Partnership	Total Compensation

Brandon Anderson(d)	2016	102,000	46,920	51,000	30%	199,920
President and Principal
Executive Officer

Janine Watson(e)(h)	2016	89,018	22,255	44,509	50%	155,782
Vice-President and
General Manager

Nathan A. Brown(f)	2016	57,481	26,441	28,741	35%	112,663
Controller and Principal	2015	56,765	26,112	31,221	35%	114,098
Financial Officer	2014	45,514	20,936	25,033	35%	91,483

Jon A. Dobson(g)	2016	122,054	56,145	61,027	60%	239,226
Secretary	2015	103,508	47,614	56,929	50%	208,051

William C. Morris(h)	2016	87,403	21,851	43,702	50%	152,956
Treasurer	2015	89,990	23,397	49,494	50%	162,881
	2014	90,765	26,322	49,921	45%	167,008

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

(c)
The incentive compensation reimbursement is determined monthly and calculated based on total monthly salary allocated to us multiplied by a factor of 0.50 for incentive compensation in 2016 (2015 and 2014 – 0.55).

(d)
Appointed as President and Principal Executive Officer effective January 1, 2016.

(e)
Appointed as Vice – President in October 2015.

(f)
Appointed as Controller and Principal Financial Officer in May 2014.

(g)
Appointed as Secretary in May 2014.

(h)
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

The board of directors of TC PipeLines GP, Inc:

    Brandon Anderson
    M. Catharine Davis
    Joel E. Hunter
    Karl R. Johannson
    Malyn K. Malquist
    Walentin (Val) Mirosh
    Jack F. Stark

TC PipeLines, LP Annual Report 2016    71

Independent Director Compensation(a)

For the year ended December 31, 2016 (in dollars)	Earned or Paid in Cash	Unit Awards(b)	Total

Malyn K. Malquist	83,000	76,000	159,000
Jack F. Stark(c)	89,000	65,000	154,000
Walentin (Val) Mirosh	79,000	65,000	144,000
(a)
Employee directors do not receive any additional compensation for serving on the board of directors of our General Partner; therefore, no amounts are shown for Karl R. Johannson, Brandon Anderson, M. Catharine Davis and Joel E. Hunter. Amounts paid as reimbursable business expenses to each director for attending board functions are not reflected in this table. Our General Partner does not consider the directors' reimbursable business expenses for attending board functions and other business expenses required to perform board duties to have a personal benefit and thus be considered a perquisite.

(b)
Amounts presented reflect the compensation expense recognized related to the DSUs granted during 2016 under the DSU Plan. All of the DSUs granted to Mr. Malquist, Mr. Stark and Mr. Mirosh were outstanding at December 31, 2016.

At December 31, 2016, Mr. Malquist, Mr. Stark and Mr. Mirosh held 9,062, 17,815 and 11,637 DSUs, respectively. The fair market value of the DSUs held by Mr. Malquist, Mr. Stark and Mr. Mirosh at December 31, 2016 was $533,206, $1,048,252 and $684,735, respectively. Amounts also include amounts credited to each independent director's DSU account equal to the distributions payable on the DSUs previously granted or credited. In this regard, Mr. Malquist was credited 580 DSUs, Mr. Stark was credited 1,210 DSUs and Mr. Mirosh was credited 772 DSUs. All DSUs credited during 2016 were outstanding at December 31, 2016.

(c)
Lead Independent Director and Chair of the Conflicts Committee.

Cash Compensation

In 2016, each director who was not an employee of TransCanada, the General Partner or its affiliates (independent director) was entitled to a directors' retainer fee of $120,000 per annum, of which $65,000 was automatically granted in DSUs (see DSUs section below). The independent director appointed as Lead Independent Director and chair of the Conflicts Committee and the independent director appointed as chair of the Audit Committee were each entitled to an additional fee of $10,000 and $15,000 per annum, respectively. Each independent director was also paid a fee of $1,500 for attendance at each meeting of the board of directors and a fee of $1,500 for attendance at each meeting of a committee of the board. The independent directors are reimbursed for out-of-pocket expenses incurred in the course of attending such meetings. All fees are paid by the Partnership on a quarterly basis. The independent directors are permitted to elect to receive any portion of their fees in the form of DSUs pursuant to the DSU Plan. On November 3, 2016, the board approved an increase in the independent directors' 2017 annual DSU retainer fee of $5,000 per annum. As a result, commencing January 1, 2017, the retainer fee is $125,000 per annum, of which $70,000 is automatically be granted in DSUs.

Deferred Share Units

The DSU Plan was established in 2007 with the first grant occurring in January 2008. The DSU Plan was amended and restated in its entirety effective as of January 1, 2014. In 2016, as part of the retainer fee, each independent director received an automatic grant of DSUs with a value of $65,000, which was paid quarterly. Commencing January 1, 2017, the retainer fee increased to $125,000 per annum, of which $70,000 is automatically granted in DSUs.

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

72    TC PipeLines, LP Annual Report 2016

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 24, 2017 regarding the (i) beneficial ownership of our common units and shares of TransCanada by the General Partner's directors, the named executive officers and directors and executive officers as a group and (ii) beneficial ownership of our common units by all persons known by the General Partner to own beneficially at least five percent of our common units.

	Amount and Nature of Beneficial Ownership
	TC Pipelines, LP		TransCanada Corporation
Name and Business Address	Number of Units(a)	Per cent of Class(b)	Common Shares	Per cent of class

TransCan Northern Ltd(c) 450-1st Street SW Calgary, Alberta T2P 5H1	11,287,725	17.6	–	–

TC Pipelines GP, Inc.(d) 450-1st Street SW Calgary, Alberta T2P 5H1	5,797,106	9.0	–	–

OppenheimerFunds, Inc.(e) Two World Financial Center 225 Liberty Street New York, NY 10281	10,373,369	15.48	–	–

Center Coast Capital Advisors, LP(f) 1600 Smith Street, Suite 3800 Houston, TX 77002	3,220,289	4.81	–	–

ALPS Advisors, Inc.(g) 1290 Broadway, Suite 1100 Denver, CO 80203	3,371,450	5.03	–	–

Malyn K. Malquist(h)	10,198	*	–	–

Jack F. Stark(i)	18,373	*	–	–

Walentin (Val) Mirosh(j)	11,812	*	995	*

Karl R. Johannson(k)	–	–	505,081	*

Brandon M. Anderson(l)	–	–	104,764	*

M. Catharine Davis(m)	–	–	27,288	*

Joel E. Hunter(n)	–	–	53,941	*

Nathaniel A. Brown	–	–	–	*

Jon A. Dobson(o)	–	–	388	*

Nancy F. Priemer	–	–	–	*

William C. Morris(p)	–	–	16,684	*

Janine M. Watson(q)			2,326

Directors and Executive officers as a Group(r) (12 people)	40,383	*	711,467	*

(a)
A total of 68,424,792 common units are issued and outstanding. For certain beneficial owners, the number of common units includes DSUs, which are a bookkeeping entry, equivalent to the value of a Partnership common unit, and do not entitle the holder to voting or other unitholder rights, other than the accrual of additional DSUs for the value of distributions. A director cannot redeem DSUs until the director ceases to be a member of the Board. Directors can then redeem their units for cash or common units.

TC PipeLines, LP Annual Report 2016    73

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

(e)
Based on a Schedule 13G/A filed with the SEC on January 26, 2017 by OppenheimerFunds, Inc. In this Schedule 13G/A, OppenheimerFunds, Inc. disclaims beneficial ownership, and has shared power to vote and to dispose of the 10,373,369 common units.

(f)
Based on a Schedule 13G filed with the SEC on January 17, 2017 by Center Coast Capital Advisors, LP. In this Schedule 13G Center Coast Capital Advisors, LP disclaims beneficial ownership, and has shared power to vote and to dispose of the 3,220,289 common units.

(g)
Based on a Schedule 13G filed with the SEC on January 26, 2017 by ALPS Advisors, Inc. In this Schedule 13G ALPS Advisors, Inc. disclaims beneficial ownership, and has shared power to vote and to dispose of the 3,371,450 common units.

(h)
Includes 9,198 DSUs and 1,000 common units of the Partnership.

(i)
Includes 18,083 DSUs and 290 common units of the Partnership.

(j)
Includes 11,812 DSUs and 995 TransCanada common shares.

(k)
Includes 475,497 options exercisable within 60 days for TransCanada common shares and 29,584 TransCanada common shares held in his Employee Share Savings Plan account.

(l)
Includes 95,692 options exercisable within 60 days for TransCanada common shares, 6,014 TransCanada common shares held directly, 3,058 TransCanada common shares held in his Employee Share Savings Plan accounts.

(m)
Includes 26,712 options exercisable within 60 days for TransCanada common shares and 576 TransCanada common shares held in her TransCanada 401(k) and Savings Plan.

(n)
Includes 53,772 options exercisable within 60 days for TransCanada common shares and 169 TransCanada common shares held in his Employee Share Savings Plan accounts.

(o)
Includes 388 TransCanada common shares held in his TransCanada 401K and Savings Plan.

(p)
Includes 8,184 TransCanada common shares held in his Employee Share Savings Plan account and 8,500 TransCanada common shares held jointly with his spouse.

(q)
Includes 572 TransCanada common shares held in her Employee Share Savings Plan account and 1,754 TransCanada common shares held by her spouse.

(r)
Includes 39,093 DSUs and 1,290 common units of the Partnership, 7,009 TransCanada common shares held directly, 8,500 TransCanada common shares held with a spouse, 651,673 options exercisable within 60 days for TransCanada common shares, 1,754 TransCanada common shares owned by immediate family members of which beneficial ownership of no common shares is disclaimed, and 41,567 TransCanada common shares held in the TransCanada Employee Share Savings Plan and 964 TransCanada common shares held in the 401K and Savings Plan.

*
Less than one percent.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

As of February 24, 2017, subsidiaries of TransCanada own 17,084,831, or 25.0 percent, of our outstanding common units, including 5,797,106 common units held by the General Partner. In addition, the General Partner owns 100 percent of our IDRs and an effective two percent general partner interest in the Partnership through which it manages and operates the Partnership. TransCanada also owns 100 percent of our Class B units. For more details regarding the Class B units, see Notes 6, 9, 12 and 13 within Part IV, Item 15. "Exhibits and Financial Statement Schedules."

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments made or to be made by us to our General Partner and its affiliates, which includes TransCanada, in connection with the ongoing operation and, if applicable, upon liquidation

74    TC PipeLines, LP Annual Report 2016

of the Partnership. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arms-length negotiations.

Operational Stage

Distributions of average Cash to our General Partner and its affiliates	We generally make cash distributions of 98 percent to common unitholders, including our general partner with its affiliates as holders of an aggregate of 17,084,831 common units, and the remaining 2 percent to our General Partner. Additionally, the Class B units entitle TransCanada to receive an annual distribution based on 30 percent of GTN's annual distributions exceeding certain thresholds.

Payments to our General Partner and its affiliates	If distributions exceed the minimum quarterly distribution and other higher target levels, our General Partner will be entitled to increasing percentages of the distributions, up to 25 percent of the distributions above the highest target level. We refer to the rights to the increasing distributions as "incentive distribution rights". For further information about distributions, please read Part II Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Withdrawal or removal of our General Partner	If our General Partner withdraws or is removed, its General Partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their particular capital account balances. The Class B units rank equally with common units upon liquidation.

Reimbursement of Operating and General and Administrative Expense

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $3 million for the year ended December 31, 2016.

Cash Management Programs

Great Lakes has a cash management agreement with TransCanada whereby its funds are pooled with other TransCanada affiliates. The agreement gives Great Lakes the ability to obtain short-term borrowings to provide liquidity for its operating needs. At December 31, 2016 and 2015, Great Lakes has an outstanding receivable from this arrangement amounting to $27 million and $51 million, respectively.

TC PipeLines, LP Annual Report 2016    75

Transportation Agreements

Great Lakes earns significant transportation revenues from TransCanada and its affiliates, some of which are provided at discounted rates and some at maximum recourse rates. For the year ended December 31, 2016, Great Lakes earned 68 percent of its transportation revenues from TransCanada and its affiliates (2015 – 71 percent; 2014 – 49 percent). Additionally, Great Lakes earned approximately one percent of its total revenues as affiliated rental revenue in 2016 (2015 – 1 percent and 2014 – 1 percent).

At December 31, 2016, $19 million was included in Great Lakes' receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2015 – $17 million).

Great Lakes operates under a FERC approved 2013 rate settlement that includes a revenue sharing mechanism that requires Great Lakes to share with its shippers certain percentages of any qualifying revenues earned above a certain ROEs. A refund of $2.5 million was paid to shippers in 2016 relating to the year ended December 31, 2015, of which approximately 85 percent was made to affiliates of Great Lakes. For the year ended December 31, 2016, Great Lakes has recorded an estimated revenue sharing provision amounting to $7.2 million and Great Lakes expect that a significant percentage of the refund will be to its affiliates as well.

Acquisitions

We have participated in several business acquisitions with TransCanada that were accounted for as transactions between entities under common control. For more details regarding the transactions' size, structure and terms, see Notes 6 within Part IV, Item 15. "Exhibits and Financial Statement Schedules."

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

Total costs charged to our pipeline systems for the years ended December 31, 2016, 2015 and 2014 by TransCanada's subsidiaries and amounts payable to TransCanada's subsidiaries at December 31, 2016 and 2015 are summarized in Note 16 within Part IV, Item 15. "Exhibits and Financial Statement Schedules."

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

76    TC PipeLines, LP Annual Report 2016

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

TC PipeLines, LP Annual Report 2016    77

Item 14.    Principal Accountant Fees and Services

The following table sets forth, for the periods indicated, the fees billed by the principal accountants:

Year ended December 31 (thousands of dollars)	2016	2015	2014

Audit Fees(a)(b)(c)	1,071	1,067	922
Audit Related Fees	–	–	–
Tax Fees(d)	–	–	–
All Other Fees	–	–	–

Total	1,071	1,067	922

(a)
$320 thousand of the 2016 audit fees relate to ATM equity financing (2015 and 2014 – $200 thousand).

(b)
$150 thousand of the 2015 audit fees relate to issuance of senior unsecured notes in connection with 2015 GTN Acquisition.

(c)
$26 thousand of 2015 audit fees related to advisory services for Class B issuance.

(d)
The Partnership did not engage its external auditors for any tax or other services in 2016, 2015 or 2014.

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

78    TC PipeLines, LP Annual Report 2016

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

TC PipeLines, LP Annual Report 2016    79

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

80    TC PipeLines, LP Annual Report 2016

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
*10.11	Exchange Agreement by and between TC PipeLines, LP and TC PipeLines GP, Inc. dated July 1, 2009 (Incorporated by reference to Exhibit 10.2 to TC PipeLines, LP's Form 8-K filed on July 1, 2009).
10.11.1	First Amendment to Term Loan Agreement, dated as of November 10, 2016, by and among TC PipeLines, LP, the Required Lenders and SunTrust Bank, as administrative agent for the Lenders.
*10.12
Guaranty by TransCanada Pipeline USA Ltd. dated May 15, 2013 with respect to the obligations of TransCanada American Investments Ltd. (Incorporated by reference to Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on May 15, 2013).
*10.13
Guaranty by TransCanada Pipeline USA Ltd. dated May 15, 2013 with respect to the obligations of TC Continental Pipeline Holdings Inc. (Incorporated by reference to Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on May 15, 2013).
*10.14	Term Loan Agreement, dated as of July 1, 2013, between the Partnership and the lenders (Incorporated by reference to Exhibit 10.1 to TC PipeLines, LP's Form 8-K filed on July 3, 2013).
*10.15
TC PipeLines GP, Inc. Deferred Share Unit Plan for Non-Employee Directors (2013), effective as of January 1, 2014, as amended on December 16, 2013. (Incorporated by reference to Exhibit 10.19 to TC PipeLines, LP's Form 10-K filed on February 28, 2014).
*10.16
Agreement for purchase and sale of membership interest dated as of October 1, 2014 between TC Continental Pipeline Holdings Inc. and TC PipeLines Intermediate Limited Partnership (Incorporated by reference to Exhibit 10.1 to the TC PipeLines, LP's Form 8-K filed October 1, 2014).
*10.17
Agreement for Purchase and Sale of Membership Interest dated as of February 24, 2015 between TransCanada American Investments Ltd., as Seller, and the Partnership, as Buyer (Incorporated by reference to Exhibit 2.1 to TC PipeLines, LP's Form 8-K filed February 25, 2015).

TC PipeLines, LP Annual Report 2016    81

*10.18
Contribution Agreement dated April 1, 2015 by and among TC PipeLines, LP, TC PipeLines GP, Inc. and TC PipeLines Intermediate Limited Partnership. (Incorporated by reference to Exhibit 10.1 to TC PipeLines, LP's Form 10-Q filed August 7, 2015).
*10.19	Term Loan Agreement dated September 30, 2015 between the Partnership and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to TC PipeLines, LP's Form 10-Q filed November 6, 2015).
*10.20
Agreement for Purchase and Sale of Partnership Interest by and between TCPL Portland Inc., as Seller, and TC PipeLines Intermediate Limited Partnership, as Buyer (Exhibit 10.1 to TC PipeLines LP's Form 8-K filed on November 6, 2015).
10.21
Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 10, 2016, by and among TC PipeLines, LP, the Lenders, and SunTrust Bank, as administrative agent for the Lenders.
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
99.2	Transportation Service Agreement FT9141 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date April 01, 2017.
99.3	Transportation Service Agreement FT16128 between Great Lakes Transmission Limited Partnership and TransCanada PipeLines Limited, effective date November 01, 2016.
99.4	Transportation Service Agreement FT17190 between Great Lakes Gas Transmission Limited Partnership and TransCanada Pipelines Limited, effective date November 01, 2016.
99.5	Transportation Service Agreement FT17193 between Great Lakes Gas Transmission Limited Partnership and TransCanada Pipelines Limited, effective date November 01, 2016.
99.6	Transportation Service Agreement FT17593 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date November 01, 2017.
99.7	Transportation Service Agreement FT18138 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date January 31, 2017.
99.8	Transportation Service Agreement FT18139 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date January 31, 2017.

82    TC PipeLines, LP Annual Report 2016

99.9	Transportation Service Agreement FT18147 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date November 01, 2016.
99.10	Transportation Service Agreement FT18150 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date November 01, 2016.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*
Indicates exhibits incorporated by reference.

#
Management contract or compensatory plan or arrangement.

TC PipeLines, LP Annual Report 2016    83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2017.

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

Signature	Title	Date

/s/ Karl R. Johannson Karl R. Johannson	Chair	February 28, 2017
/s/ Brandon Anderson Brandon Anderson	President and Principal Executive Officer	February 28, 2017
/s/ Nathaniel A. Brown Nathaniel A. Brown	Controller and Principal Financial Officer	February 28, 2017
/s/ M. Catharine Davis M. Catharine Davis	Director	February 28, 2017
/s/ Joel E. Hunter Joel E. Hunter	Director	February 28, 2017
/s/ Walentin (Val) Mirosh Walentin (Val) Mirosh	Director	February 28, 2017
/s/ Jack F. Stark Jack F. Stark	Director	February 28, 2017
/s/ Malyn K. Malquist Malyn K. Malquist	Director	February 28, 2017

84    TC PipeLines, LP Annual Report 2016

TC PIPELINES, LP
INDEX TO FINANCIAL STATEMENTS

TC PipeLines, LP Annual Report 2016    F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
TC PipeLines GP, Inc. General Partner of TC PipeLines, LP:

We have audited the accompanying consolidated balance sheets of TC PipeLines, LP (a Delaware limited partnership) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited TC PipeLines, LP's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the General Partner of TC PipeLines, LP is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on TC PipeLines, LP's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TC PipeLines, LP and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, TC PipeLines, LP changed its method of accounting for the classification of distributions received from equity method investments effective January 1, 2014 due to the adoption of FASB ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.

Also in our opinion, TC PipeLines, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Houston, Texas
February 28, 2017

F-2    TC PipeLines, LP Annual Report 2016

TC PIPELINES, LP
CONSOLIDATED BALANCE SHEETS

December 31 (millions of dollars)	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	50	39
Accounts receivable and other (Note 19)	37	33
Distribution receivable from affiliate	3	–
Inventories	7	7
Other	5	2

	102	81

Equity investments (Note 4)	1,044	965
Plant, property and equipment, net (Note 5)	1,881	1,949
Goodwill	130	130
Other assets (Note 3)	1	1

	3,158	3,126

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	27	32
Accounts payable to affiliates (Note 16)	7	5
Accrued interest	9	8
Current portion of long-term debt (Note 7)	23	14

	66	59
Long-term debt (Note 7)	1,835	1,889
Other liabilities (Note 8)	28	27

	1,929	1,975
Common units subject to rescission (Note 9)	83	–
Partners' Equity (Note 9)
Common units	1,002	1,021
Class B units	117	107
General partner	27	25
Accumulated other comprehensive loss (Note 10)	–	(2)

Controlling interests	1,146	1,151

	3,158	3,126

Contingencies (Note 21)
Variable Interest Entities (Note 22)
Subsequent Events (Note 23)

The accompanying notes are an integral part of these consolidated financial statements.

TC PipeLines, LP Annual Report 2016    F-3

TC PIPELINES, LP
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (millions of dollars except per common unit amounts)	2016	2015	2014

Transmission revenues	357	344	336
Equity earnings (Note 4)	116	97	88
Impairment of equity-method investment (Note 4)	–	(199)	–
Operation and maintenance expenses	(50)	(53)	(54)
Property taxes	(19)	(19)	(21)
General and administrative	(7)	(9)	(9)
Depreciation	(86)	(85)	(86)
Financial charges and other (Note 11)	(67)	(56)	(50)

Net income	244	20	204

Net income attributable to non-controlling interests	–	7	32

Net income attributable to controlling interests	244	13	172

Net income (loss) attributable to controlling interest allocation (Note 12)
Common units	211	(2)	168
General Partner	11	3	4
Class B units	22	12	–

	244	13	172

Net income (loss) per common unit (Note 12) – basic and diluted	$3.21	$(0.03)	$2.67

Weighted average common units outstanding (millions) – basic and diluted	65.7	63.9	62.7

Common units outstanding, end of year (millions)	67.4	64.3	63.6

The accompanying notes are an integral part of these consolidated financial statements.

F-4    TC PipeLines, LP Annual Report 2016

TC PIPELINES, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (millions of dollars)	2016	2015	2014

Net income	244	20	204
Other comprehensive income
Change in fair value of cash flow hedges (Notes 10 and 18)	3	–	(1)
Reclassification to net income of gains and losses on cash flow hedges (Note 10)	(1)	–	–

Comprehensive income	246	20	203

Comprehensive income attributable to non-controlling interests	–	7	32

Comprehensive income attributable to controlling interests	246	13	171

The accompanying notes are an integral part of these consolidated financial statements.

TC PipeLines, LP Annual Report 2016    F-5

TC PIPELINES, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (millions of dollars)	2016	2015	2014

Cash Generated From Operations
Net income	244	20	204
Depreciation	86	85	86
Impairment of equity-method investment (Note 4)	–	199	–
Amortization of debt issue costs reported as interest expense (Note 11)	2	1	1
Accrual of costs related to acquisition of 49.9% interest in PNGTS (Note 6)	–	2	–
Equity earnings from equity investments (Note 4)	(116)	(97)	(88)
Distributed earnings received from equity investments (Note 3)	163	119	115
Equity allowance for funds used during construction	–	(1)	–
Change in operating working capital (Note 14)	2	(9)	17

	381	319	335

Investing Activities
Investment in Great Lakes (Note 4)	(9)	(9)	(9)
Acquisition of 49.9 percent interest in PNGTS (Note 6)	(193)	–	–
Acquisition of the remaining 30 percent interest in GTN (Note 6)	–	(264)	–
Acquisition of the remaining 30 percent interest in Bison (Note 6)	–	–	(217)
Adjustment to the 2013 Acquisition	–	–	(25)
Capital expenditures	(28)	(54)	(10)
Other	1	1	–

	(229)	(326)	(261)

Financing Activities
Distributions paid (Note 13)	(250)	(228)	(212)
Distributions paid to Class B units (Note 9 and 13)	(12)	–	–
Distributions paid to non-controlling interests	–	(9)	(50)
Common unit issuance, net (Note 9)	84	44	73
Common unit issuance subject to rescission, net (Note 9)	83	–	–
Equity contribution by the General Partner (Note 6)	–	2	–
Long-term debt issued, net of discount (Note 7)	209	618	35
Short-term loan issued (Note 7)	–	–	170
Long-term debt repaid (Note 7)	(254)	(404)	(89)
Debt issuance costs	(1)	(3)	–

	(141)	20	(73)

Increase/(decrease) in cash and cash equivalents	11	13	1
Cash and cash equivalents, beginning of year	39	26	25

Cash and cash equivalents, end of year	50	39	26

Interest payments made	63	54	47
Supplemental information about non-cash investing and financing activities
Accrual for costs related to construction of GTN's Carty Lateral (Note 14)	–	10	–
Issuance of Class B units to TransCanada (Note 9)	–	95	–

The accompanying notes are an integral part of these consolidated financial statements.

F-6    TC PipeLines, LP Annual Report 2016

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

	Limited Partners					Accumulated Other Comprehensive Loss(a)
(millions of units) (millions of dollars) (unaudited)					General Partner		Non-Controlling Interest	Total Equity
	Common Units		Class B Units

Partners' Equity at December 31, 2013	62.3	1,322	–	–	28	(1)	440	1,789
Net income	–	168	–	–	4	–	32	204
Other Comprehensive Loss, net	–	–	–	–	–	(1)	–	(1)
ATM Equity Issuance, net (Note 9)	1.3	71	–	–	2	–	–	73
Acquisition of the remaining interest in Bison (Note 6)	–	(29)	–	–	–	–	(188)	(217)
Distributions	–	(207)	–	–	(5)	–	(50)	(262)

Partners' Equity at December 31, 2014	63.6	1,325	–	–	29	(2)	234	1,586

Issuance of Class B Units (Note 6 and 9)	–	–	1.9	95	–	–	–	95
Net income (loss)	–	(2)	–	12	3	–	7	20
Other Comprehensive Loss, net	–	–	–	–	–	–	–	–
ATM Equity Issuance, net (Note 9)	0.7	43	–	–	1	–	–	44
Acquisition of the remaining interest in GTN (Note 6)	–	(124)	–	–	(3)	–	(232)	(359)
Equity Contribution (Note 6)	–	–	–	–	2	–	–	2
Distributions	–	(221)	–	–	(7)	–	(9)	(237)

Partners' Equity at December 31, 2015	64.3	1,021	1.9	107	25	(2)	–	1,151

Net income (loss)	–	211	–	22	11	–	–	244
Other Comprehensive Income, net	–	–	–	–	–	2	–	2
Common unit issuance subject to rescission, net(b) (Note 9)	1.6	81	–	–	2	–	–	83
Reclassification of common unit issuance subject to rescission, net(b) (Note 9)		(81)	–	–	(2)	–	–	(83)
ATM Equity Issuance, net (Note 9)	1.5	82	–	–	2	–	–	84
Acquisition of 49.9 percent interest in PNGTS (Note 6)	–	(72)	–	–	(1)	–	–	(73)
Distributions	–	(240)	–	(12)	(10)	–	–	(262)

Partners' Equity at December 31, 2016	67.4	1,002	1.9	117	27	–	–	1,146

(a)
Losses related to cash flow hedges reported in Accumulated Other Comprehensive Loss and expected to be reclassified to net income in the next 12 months are estimated to be nil. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual value of interest rates at the date of settlement.

(b)
These units are treated as outstanding for financial reporting purposes.

The accompanying notes are an integral part of these consolidated financial statements.

TC PipeLines, LP Annual Report 2016    F-7

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

The Partnership owns interests in the following natural gas pipeline systems through three intermediate limited partnerships (ILPs), TC GL Intermediate Limited Partnership, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership:

Pipeline	Length	Description	Ownership

Gas Transmission Northwest LLC (GTN)	1,377 miles	Extends between an interconnection near Kingsgate, British Columbia, Canada at the Canadian border to a point near Malin, Oregon at the California border and delivers natural gas to the Pacific Northwest and to California.	100 percent
Bison Pipeline LLC (Bison)	303 miles	Extends from a location near Gillette, Wyoming to Northern Border's pipeline system in North Dakota. Bison can transport natural gas from the Powder River Basin to Midwest markets.	100 percent
North Baja Pipeline, LLC (North Baja)	86 miles
		Extends between an interconnection with the El Paso Natural Gas Company pipeline near Ehrenberg, Arizona and an interconnection with a natural gas pipeline near Ogilby, California on the Mexican border transporting natural gas in the southwest. North Baja is a bi-directional pipeline.	100 percent
Tuscarora Gas Transmission Company (Tuscarora)	305 miles	Extends between the GTN pipeline near Malin, Oregon to its terminus near Reno, Nevada and delivers natural gas in northeastern California and northwestern Nevada.	100 percent
Northern Border Pipeline Company (Northern Border)	1,412 miles
		Extends between the Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana, south of Chicago. Northern Border is capable of receiving natural gas from Canada, the Williston Basin and Rocky Mountain area for deliveries to the Midwest. ONEOK Partners, L.P. owns the remaining 50 percent of Northern Border.	50 percent
Portland Natural Gas Transmission System (PNGTS)	295 miles
		Connects with the TransQuebec and Maritimes Pipeline (TQM) at the Canadian border to deliver natural gas to customers in the U.S. northeast. TransCanada owns 11.81 percent of PNGTS. Northern New England Investment Company, Inc. owns the remaining 38.29 percent of PNGTS.	49.9 percent
Great Lakes Gas Transmission Limited Partnership (Great Lakes)	2,115 miles
		Connects with the TransCanada Mainline at the Canadian border near Emerson, Manitoba, Canada and St. Clair, Michigan, near Detroit. Great Lakes is a bi-directional pipeline that can receive and deliver natural gas at multiple points along its system. TransCanada owns the remaining 53.55 percent of Great Lakes.	46.45 percent

The Partnership is managed by its General Partner, TC PipeLines GP, Inc. (General Partner), an indirect wholly-owned subsidiary of TransCanada. The General Partner provides management and operating services to the Partnership and is reimbursed for its costs and expenses. The General Partner owns 5,797,106 of our common units, 100 percent of our IDRs and an effective two percent general partner interest in the Partnership at December 31, 2016. TransCanada also indirectly holds an additional 11,287,725 common units, for total ownership of 25.3 percent of our outstanding common units and 100 percent of our Class B units at December 31, 2016 (Refer to Note 6).

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The financial statements and notes present the financial position of the Partnership as of December 31, 2016 and 2015 and the results of its operations, cash flows and changes in partners' equity for the years ended December 31, 2016, 2015 and 2014. Certain prior year amounts have been reclassified to conform to the current year presentation.

F-8    TC PipeLines, LP Annual Report 2016

(a)    Basis of Presentation

The Partnership consolidates its interests on entities over which it is able to exercise control. To the extent there are interests owned by other parties, these interests are included in non-controlling interests. The Partnership uses the equity method of accounting for its investments in entities over which it is able to exercise significant influence.

On January 1, 2016, the Partnership acquired a 49.9 percent interest in PNGTS (PNGTS Acquisition) from a subsidiary of TransCanada. The PNGTS Acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the equity investment in PNGTS was recorded at TransCanada's carrying value and the total excess purchase price paid was recorded as a reduction in Partners' Equity. Refer to Note 6 for additional disclosure regarding the PNGTS Acquisition.

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

(e)    Natural gas imbalances

Natural gas imbalances occur when the actual amount of natural gas delivered to or received from a pipeline system differs from the amount of natural gas scheduled to be delivered or received. The Partnership values these imbalances due to or from shippers and interconnecting parties at current index prices. Imbalances are settled in kind, subject to the terms of the pipelines' tariff.

Imbalances due from others are reported as trade accounts receivable or accounts receivable from affiliates under the caption accounts receivable and other on the balance sheets. Imbalances owed to others are reported on the balance sheets as accounts payable and accrued liabilities and accounts payable to affiliates. In addition, the Partnership classifies all imbalances as current as the Partnership expects to settle them within a year.

(f)    Inventories

Inventories primarily consist of materials and supplies and are carried at the lower of weighted average cost or market.

(g)    Plant, Property and Equipment

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

The Partnership's subsidiaries capitalize a carrying cost on funds invested in the construction of long lived assets. This carrying cost includes a return on the investment financed by debt and equity allowance for funds used during construction (AFUDC), calculated based the average

TC PipeLines, LP Annual Report 2016    F-9

cost of debt and equity. Capitalized carrying costs for AFUDC debt and equity are reflected as an increase in the cost of plant, property and equipment on the balance sheets. Amounts included in construction work in progress are not amortized until transferred into service.

(h)    Impairment of Equity Method Investments

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

(i)    Impairment of Long-lived Assets

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

(j)    Partners' Equity

Costs incurred in connection with the issuance of units are deducted from the proceeds received.

(k)    Revenue Recognition

Transmission revenues are recognized in the period in which the service is provided. When a rate case is pending final FERC approval, a portion of the revenue collected is subject to possible refund. As of December 31, 2016, 2015 and 2014, the Partnership has not recognized any transmission revenue that is subject to possible refund.

(l)    Income Taxes

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

(m)    Acquisitions and Goodwill

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

F-10    TC PipeLines, LP Annual Report 2016

At December 31, 2016 and 2015, we had $130 million of goodwill recorded on our consolidated balance sheet related to the North Baja ($48 million) and Tuscarora ($82 million) acquisitions. No impairment of goodwill existed at December 31, 2016 (Refer also to Note 20).

The Partnership accounts for business acquisitions between itself and TransCanada, also known as "dropdowns", as transactions between entities under common control. Using this approach, the assets and liabilities of the acquired entities are recorded at TransCanada's carrying value. In the event recasting is required, the Partnership's historical financial information will be recast, except net income (loss) per common unit, to include the acquired entities for all periods presented. If the fair market value paid for the acquired entities is greater than the recorded net assets of the acquired entities, the excess purchase price paid is recorded as a reduction in Partners' Equity. Similarly, if the fair market value paid for the acquired entities is less than the recorded net assets of the acquired entities, the excess of assets acquired is recorded as an increase in Partners' Equity.

(n)    Fair Value Measurements

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

(o)    Derivative Financial Instruments and Hedging Activities

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

(p)    Asset Retirement Obligation

The Partnership recognizes the fair value of a liability for asset retirement obligations in the period in which it is incurred, when a legal obligation exists and a reasonable estimate of fair value can be made. The fair value is added to the carrying amount of the associated asset and the liability is accreted through charges to operating expenses.

The Partnership has determined it has legal obligations associated with its natural gas pipelines and related transmission facilities. The obligations relate primarily to purging and sealing the pipelines if they are abandoned. The Partnership is also required to operate and maintain its natural gas pipeline system, and intends to do so as long as supply and demand for natural gas exists, which the Partnership expects for the foreseeable future. Therefore, the Partnership believes its natural gas pipeline system assets have indeterminate lives and, accordingly, has recorded no asset retirement obligation as of December 31, 2016 and 2015.

TC PipeLines, LP Annual Report 2016    F-11

(q)    Government Regulation

The Partnership's subsidiaries are subject to regulation by FERC. Under regulatory accounting principles, certain assets or liabilities that result from the regulated ratemaking process may be recorded that would not be recorded under GAAP for non-regulated entities. The timing of recognition of certain revenues and expenses in our regulated business may differ from that otherwise expected under GAAP to appropriately reflect the economic impact of the regulators' decisions regarding revenues and rates. The Partnership regularly evaluates the continued applicability of regulatory accounting, considering such factors as regulatory changes, the impact of competition, and the ability to recover regulatory assets. At December 31, 2016, the Partnership had regulatory assets amounting to $1 million reported as part of other current assets in the balance sheet representing volumetric fuel tracker assets that are settled with in-kind exchanges with customers continually (2015 – $2 million). Regulatory liabilities are included in other long-term liabilities (refer to Note 8). AFUDC is capitalized and included in plant, property and equipment.

(r)    Debt Issuance Costs

Costs related to the issuance of debt are deferred and amortized using the effective interest rate method over the term of the related debt. Refer also to Note 3 – Imputation of Interest for the change in accounting policy related to debt issuance costs.

NOTE 3    ACCOUNTING PRONOUNCEMENTS

Changes in Accounting Policies effective January 1, 2016

Consolidation

In February 2015, the Financial Accounting Standards Board (FASB) issued new guidance on consolidation, which requires that an entity evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance became effective beginning January 1, 2016 and was applied retrospectively to all financial statements presented. The application of this guidance did not result in any change to the Partnership's consolidation conclusions. Refer to Note 22, Variable Interest Entities.

In October 2016, the FASB issued an updated guidance on consolidation, under which a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. Entities that already have adopted the amendments in February 2015 update are required to apply the amendments in this update retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments were applied. The application of this guidance did not result in any change to the Partnership's consolidation conclusions. Refer to Note 22, Variable Interest Entities.

Imputation of interest

In April 2015, the FASB issued an amendment of previously issued guidance on imputation of interest, which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liabilities, consistent with debt discount or premiums. In addition, amortization of debt issuance costs should be reported as interest expense. The recognition and measurement for debt issuance costs would not be affected. This guidance is effective from January 1, 2016 and was applied retrospectively resulting in a reclassification of debt issuance costs previously recorded in other assets to an offset of their respective debt liabilities on the Partnership's consolidated balance sheet. Amortization of debt issuance costs was reported as interest expense in all periods presented in the Partnership's consolidated statement of income.

As a result of the application of this guidance and similar to the presentation of debt discounts, debt issuance costs of $7 million at December 31, 2015 previously reported as other assets in the balance sheet were reclassified as an offset against their respective debt liabilities.

Earnings per share

In April 2015, the FASB issued an amendment of previously issued guidance on earnings per share (EPS) as it is being calculated by master limited partnerships. This updated guidance specifies that for purposes of calculating historical EPS under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPS of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs are also required. This guidance became effective on January 1, 2016 and applies to all dropdown transactions requiring recast. The retrospective application of this guidance did not have a material impact on the Partnership's consolidated financial statements as our current accounting policy is consistent with the new guidance.

F-12    TC PipeLines, LP Annual Report 2016

Business combinations

In September 2015, the FASB issued new guidance which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amended guidance requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance is effective January 1, 2016 and was applied prospectively. The application of this guidance did not have a material impact on the Partnership's consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued an amendment of previously issued guidance, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance is effective January 1, 2018, however since early adoption is permitted, the Partnership elected to retrospectively apply this guidance effective December 31, 2016. The application of this guidance will not have a material impact on the classification of debt pre-payments or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate owned life insurance. The Partnership has elected to classify distributions received from equity method investees using the nature of distributions approach as it is more representative of the nature of the underlying activities of the investees that generated the distributions. As a result, certain comparative period distributions received from equity method investees, amounting to $25 million and $27 million in 2015 and 2014, respectively, have been reclassified from investing activities to cash generated from operations in the consolidated statement of cash flows.

Future accounting changes

Revenue from contracts with customers

In 2014, the FASB issued new guidance on revenue from contracts with customers. Current guidance allows for revenue recognition when certain criteria are met. The new guidance requires that an entity recognize revenue in accordance with a five-step model. This model is used to depict the transfer of promised goods or services to customers in an amount that reflects the total consideration to which it expects to be entitled, during the term of the contract, in exchange for those goods or services. The Partnership will adopt the new standard on the effective date of January 1, 2018. There are two methods in which the new standard can be applied: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect recognized at the date of initial application. The Partnership is evaluating both methods of adoption as it works through its analysis. The Partnership has identified all existing customer contracts that are within the scope of the new guidance and has begun to analyze individual contracts or groups of contracts to identify any significant differences and the impact on revenues as a result of implementing the new standard. As the Partnership continues its contract analysis, it will also quantify the impact, if any, on prior period revenues. The Partnership will address any system and process changes necessary to compile the information to meet the disclosure requirements of the new standard. As the Partnership is currently evaluating the impact of this standard, it has not yet determined the effect on its consolidated financial statements.

Leases

In February 2016, the FASB issued new guidance, which requires lessees to recognize most leases, including operating leases, on the balance sheet as lease assets and lease liabilities. In addition, lessees will be required to reassess assumptions associated with existing leases as well as to provide expanded qualitative and quantitative disclosures. The new standard does not make extensive changes to lessor accounting. The new guidance is effective January 1, 2019, however the Partnership is evaluating the option to early adopt. The Partnership is currently identifying existing lease agreements that are within the scope of the new guidance that may have an impact on its consolidated financial statements as a result of adopting this new guidance.

Equity method and joint ventures

In March 2016, the FASB issued new guidance that simplifies the transition to equity method accounting. The new guidance eliminates the requirement to retroactively apply the equity method of accounting when an increase in ownership interest in an investment qualifies for equity method accounting. This new guidance is effective January 1, 2017 and will be applied prospectively. The Partnership does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

TC PipeLines, LP Annual Report 2016    F-13

NOTE 4 EQUITY INVESTMENTS

Northern Border, Great Lakes and PNGTS are regulated by FERC and are operated by subsidiaries of TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees. The Partnership's equity investments are held through our ILPs that are considered to be variable interest entities (VIEs). Refer to Note 3, Accounting Pronouncements and Note 22, Variable Interest Entities.

		Equity Earnings from Unconsolidated Affiliates(b)			Investment in Unconsolidated Affiliates
		Year ended December 31			December 31
	Ownership Interest at December 31, 2016
(millions of dollars)		2016	2015	2014	2016	2015

Northern Border(a)	50.00%	69	66	69	444	480
Great Lakes	46.45%	28	31	19	474	485 (c)
PNGTS(d)	49.90%	19	–	–	126	–

		116	97	88	1,044	965

(a)
Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership's additional 20 percent acquisition in April 2006.

(b)
Equity Earnings represents our share in investee's earnings and does not include any impairment charge on the equity method investment recorded as a reduction of carrying value of these investments. Accordingly, no impairment charge was recorded by the Partnership on its equity investees for all the periods presented here except the impairment recognized in 2015 on our investment in Great Lakes as discussed below.

(c)
During the fourth quarter of 2015, we recognized an impairment charge on our investment in Great Lakes amounting to $199 million. See discussion below.

(d)
On January 1, 2016, the Partnership acquired a 49.9 percent interest in PNGTS (Refer to Note 6). For the year ended December 31, 2016, the Partnership recorded no undistributed earnings from PNGTS.

Northern Border

The Partnership, through its interest in TC PipeLines Intermediate Limited Partnership owns a 50 percent general partner interest in Northern Border. The other 50 percent partnership interest in Northern Border is held by ONEOK Partners, L.P., a publicly traded limited partnership. TC PipeLines Intermediate Limited Partnership, as one of the general partners, may be exposed to the commitments and contingencies of Northern Border. The Partnership holds a 98.9899 percent limited partnership interest in TC PipeLines Intermediate Limited Partnership.

Northern Border has a FERC-approved settlement agreement which established maximum long-term transportation rates and charges on the Northern Border system effective January 1, 2013. Northern Border is required to file for new rates no later than January 1, 2018.

The Partnership recorded no undistributed earnings from Northern Border for the years ended December 31, 2016, 2015 and 2014. At December 31, 2016 and 2015, the Partnership had a $116 million difference between the carrying value of Northern Border and the underlying equity in the net assets primarily resulting from the recognition and inclusion of goodwill in the Partnership's investment in Northern Border relating to the Partnership's April 2006 acquisition of an additional 20 percent general partnership interest in Northern Border. As of December 31, 2016, no impairment has been identified in our investment in Northern Border.

F-14    TC PipeLines, LP Annual Report 2016

The summarized financial information for Northern Border is as follows:

December 31 (millions of dollars)	2016	2015

Assets
Cash and cash equivalents	14	27
Other current assets	36	33
Plant, property and equipment, net	1,089	1,124
Other assets(a)	14	16

	1,153	1,200

Liabilities and Partners' Equity
Current liabilities	38	39
Deferred credits and other	28	26
Long-term debt, net(a),(b)	430	409
Partners' equity
Partners' capital	659	728
Accumulated other comprehensive loss	(2)	(2)

	1,153	1,200

(a)
As a result of the application of ASU No. 2015-03 and similar to the presentation of debt discounts, debt issuance costs of $2 million at December 31, 2015 previously reported as other assets in the balance sheet were reclassified as an offset against their respective debt liabilities.

(b)
Includes current maturities of $100 million senior notes at December 31, 2015. During August 2016, the $100 million senior notes were refinanced with a draw on Northern Border's $200 million revolving credit agreement that expires in 2020.
Year ended December 31 (millions of dollars)	2016	2015	2014

Transmission revenues	292	286	293
Operating expenses	(72)	(70)	(72)
Depreciation	(59)	(60)	(59)
Financial charges and other	(21)	(22)	(22)

Net income	140	134	140

Great Lakes

The Partnership, through its interest in TC GL Intermediate Limited Partnership owns a 46.45 percent general partner interest in Great Lakes. TransCanada owns the other 53.55 percent partnership interest. TC GL Intermediate Limited Partnership, as one of the general partners, may be exposed to the commitments and contingencies of Great Lakes. The Partnership holds a 98.9899 percent limited partnership interest in TC GL Intermediate Limited Partnership.

Great Lakes operates under rates established pursuant to a settlement approved by FERC in November 2013. Under the settlement, Great Lakes is required to file for new rates to be effective no later than January 1, 2018.

The Partnership recorded no undistributed earnings from Great Lakes for the years ended December 31, 2016, 2015, and 2014.

The Partnership made equity contributions to Great Lakes of $4 million and $5 million in the first and fourth quarter of 2016, respectively. These amounts represent the Partnership's 46.45 percent share of a $9 million and $10 million cash call from Great Lakes to make scheduled debt repayments.

During the fourth quarter of 2015, we have determined that our investment in Great Lakes' long-term value has been adversely impacted by the changing natural gas flows in its market region. Additionally, we have concluded that other strategic alternatives to increase its utilization or revenue were no longer feasible. As a result, we determined that the carrying value of our investment in Great Lakes was in excess of its fair value and the decline is not temporary. Accordingly, we concluded that the carrying value of our investment in Great Lakes was impaired.

TC PipeLines, LP Annual Report 2016    F-15

Our analysis resulted in an impairment charge of $199 million reflected as Impairment of equity-method investment on our Statement of Income for the year ended December 31, 2015. The impairment charge reduced the difference between the carrying value of our investment in Great Lakes and the underlying equity in the net assets, to $260 million and the difference represents the equity method goodwill remaining in our investment in Great Lakes relating to the Partnership's February 2007 acquisition of a 46.45 percent general partner interest in Great Lakes.

The assumptions we used in 2015 related to the estimated fair value of our remaining equity investment in Great Lakes could be negatively impacted by near and long-term conditions including:

•
future regulatory rate action or settlement,

•
valuation of Great lakes in future transactions,

•
changes in customer demand at Great Lakes for pipeline capacity and services,

•
changes in North American natural gas production in the major producing basins,

•
changes in natural gas prices and natural gas storage market conditions, and

•
changes in other long-term strategic objectives.

Great Lakes' evolving market conditions and other factors relevant to Great Lakes' long term financial performance have remained relatively stable during the year. Accordingly, our estimation of the fair value of our investment in Great Lakes has not materially changed from 2015. There is a risk that reductions in future cash flow forecasts and other adverse changes in these key assumptions could result in additional future impairment of the carrying value of our investment in Great Lakes.

The summarized financial information for Great Lakes is as follows:

December 31 (millions of dollars)	2016	2015

Assets
Current assets	66	86
Plant, property and equipment, net	714	727

	780	813

Liabilities and Partners' Equity
Current liabilities	40	31
Long-term debt, net(a),(b)	278	297
Partners' equity	462	485

	780	813

(a)
The application of ASU No. 2015-03 did not have a material effect on Great Lakes' financial statements.

(b)
Includes current maturities of $19 million as of December 31, 2016 (December 31, 2015 – $19 million).

Year ended December 31 (millions of dollars)	2016	2015	2014

Transmission revenues	179	177	146
Operating expenses	(69)	(59)	(53)
Depreciation	(28)	(28)	(28)
Financial charges and other	(21)	(23)	(25)

Net income	61	67	40

F-16    TC PipeLines, LP Annual Report 2016

NOTE 5    PLANT, PROPERTY AND EQUIPMENT

The following table includes plant, property and equipment of our consolidated entities:

	2016			2015
December 31 (millions of dollars)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Pipeline	2,091	(701)	1,390	2,086	(638)	1,448
Compression	519	(148)	371	516	(134)	382
Metering and other	159	(43)	116	156	(39)	117
Construction in progress	4	–	4	2	–	2

	2,773	(892)	1,881	2,760	(811)	1,949

NOTE 6    ACQUISITIONS

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

The acquisition was accounted for as a transaction between entities under common control, whereby the equity investment in PNGTS was recorded at TransCanada's carrying value and the total excess purchase price paid was recorded as a reduction in Partners' Equity.

The net purchase price was allocated as follows:

(millions of dollars)

Net Purchase Price(a)	193
Less: TransCanada's carrying value of PNGTS' net assets at January 1, 2016	120

Excess purchase price(b)	73

(a)
Total purchase price of $228 million less the assumption of $35 million of proportional PNGTS debt by the Partnership.

(b)
The excess purchase price of $73 million was recorded as a reduction in Partners' Equity.

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

The Partnership funded the cash portion of the transaction using a portion of the proceeds received on our March 13, 2015 debt offering (refer to Note 7). The Class B units entitle TransCanada to a distribution based on 30 percent of GTN's annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter. Under the terms of the Third Amended and Restated Agreement of Limited Partnership of the Partnership (Partnership Agreement), the Class B distribution was initially calculated to equal 30 percent of GTN's distributable cash flow for the nine months ended December 31, 2015, less $15 million.

Prior to this transaction, the remaining 30 percent interest held by a subsidiary of TransCanada was reflected as a non-controlling interest in the Partnership's consolidated financial statements. The 2015 GTN Acquisition of this already-consolidated entity was accounted as a

TC PipeLines, LP Annual Report 2016    F-17

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

2014 Bison Acquisition

On October 1, 2014, the Partnership acquired the remaining 30 percent interest in Bison from a subsidiary of TransCanada. The total purchase price of the 2014 Bison Acquisition was $215 million plus purchase price adjustments of $2 million. The acquisition of Bison was financed through combinations of (i) net proceeds from the ATM Program (refer to Note 9), and (ii) short-term financing.

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

The purchase price was allocated as follows:

(millions of dollars)

Total cash consideration	217
TransCanada's carrying value of non-controlling interest at October 1, 2014	188

Excess purchase price	29

The excess purchase price of $29 million was recorded as a reduction in Partners' Equity.

F-18    TC PipeLines, LP Annual Report 2016

NOTE 7    DEBT AND CREDIT FACILITIES

(unaudited) (millions of dollars)	December 31, 2016	Weighted Average Interest Rate for the Year Ended December 31, 2016		December 31, 2015	Weighted Average Interest Rate for the Year Ended December 31, 2015

TC PipeLines, LP
Senior Credit Facility due 2021	160	1.72%		200	1.44%
2013 Term Loan Facility due 2018	500	1.73%		500	1.44%
2015 Term Loan Facility due 2018	170	1.63%		170	1.47%
4.65% Unsecured Senior Notes due 2021	350	4.65%	(b)	350	4.65%	(b)
4.375% Unsecured Senior Notes due 2025	350	4.375%	(b)	350	4.375%	(b)
GTN
5.29% Unsecured Senior Notes due 2020	100	5.29%	(b)	100	5.29%	(b)
5.69% Unsecured Senior Notes due 2035	150	5.69%	(b)	150	5.69%	(b)
Unsecured Term Loan Facility due 2019	65	1.43%		75	1.15%
Tuscarora
Unsecured Term Loan due 2019	10	1.64%		–	–
3.82% Series D Senior Notes due 2017	12	3.82%	(b)	16	3.82%	(b)

	1,867			1,911
Less: unamortized debt issuance costs and debt discount(a)	9			8
Less: current portion	23			14

	1,835			1,889

(a)
As a result of the application of ASU No. 2015-03 and similar to the presentation of debt discounts, debt issuance costs of $7 million at December 31, 2015 previously reported as other assets in the balance sheet were reclassified as an offset against debt. Refer to Note 3, Accounting Pronouncements.

(b)
Fixed interest rate.

On November 10, 2016, the Partnership's Senior Credit Facility was amended to extend the maturity period through November 10, 2021. The Facility consists of a $500 million senior revolving credit facility with a banking syndicate, under which $160 million was outstanding at December 31, 2016 (December 31, 2015 – $200 million), leaving $340 million available for future borrowing.

At the Partnership's option, the interest rate on the outstanding borrowings under the Senior Credit Facility may be lenders' base rate or the London Interbank Offered Rate (LIBOR) plus, in either case, an applicable margin that is based on the Partnership's long-term unsecured credit ratings. The Senior Credit Facility permits the Partnership to specify the portion of the borrowings to be covered by specific interest rate options and, for LIBOR-based borrowings, to specify the interest rate period. The Partnership is required to pay a commitment fee based on its credit rating and on the unused principal amount of the commitments under the Senior Credit Facility. The Senior Credit Facility has a feature whereby at any time, so long as no event of default has occurred and is continuing, the Partnership may request an increase in the Senior Credit Facility of up to $500 million, but no lender has an obligation to increase their respective share of the facility.

The LIBOR-based interest rate on the Senior Credit Facility was 1.92 percent at December 31, 2016 (December 31, 2015 – 1.50 percent).

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

As of December 31, 2016, the variable interest rate exposure related to 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 2.31 percent (2015-2.79 percent). Prior to hedging activities, the LIBOR-based interest rate was 1.87 percent at December 31, 2016 (December 31, 2015 – 1.50 percent).

TC PipeLines, LP Annual Report 2016    F-19

On September 30, 2015, the Partnership entered into an agreement for a $170 million term loan credit facility (2015 Term Loan Facility). The Partnership borrowed $170 million under the 2015 Term Loan Facility to refinance its Short-Term Loan Facility which matured on September 30, 2015. The 2015 Term Loan Facility matures on October 1, 2018. The LIBOR-based interest rate on the 2015 Term Loan Facility was 1.77 percent at December 31, 2016 (December 31, 2015 – 1.39 percent).

The 2013 Term Loan Facility and the 2015 Term Loan Facility (Term Loan Facilities) and the Senior Credit Facility require the Partnership to maintain a certain leverage ratio (debt to adjusted cash flow [net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains]) no greater than 5.00 to 1.00 for each fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions has been executed, in which case the leverage ratio is to be no greater than 5.50 to 1.00. The leverage ratio was 4.01 to 1.00 as of December 31, 2016.

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

On March 13, 2015, the Partnership closed a $350 million public offering of senior unsecured notes bearing an interest rate of 4.375 percent maturing March 13, 2025. The net proceeds of $346 million were used to fund a portion of the 2015 GTN Acquisition (refer to Note 6) and to reduce the amount outstanding under our Senior Credit Facility. The indenture for the notes contains customary investment grade covenants.

On June 1, 2015, GTN's 5.09 percent unsecured Senior Notes matured. Also, on June 1, 2015, GTN entered into a $75 million unsecured variable rate term loan facility (Unsecured Term Loan Facility), which requires yearly principal payments until its maturity on June 1, 2019. The variable interest is based on LIBOR plus an applicable margin. The LIBOR-based interest rate on the Unsecured Term Loan Facility was 1.57 percent at December 31, 2016 (December 31, 2015 – 1.19 percent). GTN's Unsecured Senior Notes, along with this new Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN's total capitalization. GTN's total debt to total capitalization ratio at December 31, 2016 is 44.5 percent.

Tuscarora's Series D Senior Notes, which require yearly principal payments until maturity, are secured by Tuscarora's transportation contracts, supporting agreements and substantially all of Tuscarora's property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners. The Series D Senior Notes contain a covenant that limits total debt to no greater than 45 percent of Tuscarora's total capitalization. Tuscarora's total debt to total capitalization ratio at December 31, 2016 was 21.22 percent. Additionally, the Series D Senior Notes require Tuscarora to maintain a Debt Service Coverage Ratio (cash available from operations divided by a sum of interest expense and principal payments) of greater than 3.00 to 1.00. The ratio was 4.15 to 1.00 as of December 31, 2016.

On April 29, 2016, Tuscarora entered into a $9.5 million unsecured variable rate term loan facility which requires yearly principal payments until its maturity on April 29, 2019. The variable interest is based on LIBOR plus an applicable margin and was 1.90 percent at December 31, 2016.

At December 31, 2016, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Partnership Agreement, incurring additional debt and distributions to unitholders.

The principal repayments required by the Partnership on its debt are as follows:

(millions of dollars)

2017	23
2018	691
2019	43
2020	100
2021	510
Thereafter	500

1,867

F-20    TC PipeLines, LP Annual Report 2016

NOTE 8    OTHER LIABILITIES

December 31 (millions of dollars)	2016	2015

Regulatory liabilities	25	24
Other liabilities	3	3

	28	27

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

NOTE 9    PARTNERS' EQUITY

At December 31, 2016, the Partnership had 67,454,831common units outstanding, of which 50,370,000 were held by non-affiliates and 17,084,831 common units were held by subsidiaries of TransCanada, including 5,797,106 common units held by our General Partner. Additionally, TransCanada, through our General Partner, owns 100 percent of our IDRs and an effective two percent general partner interest in the Partnership. TransCanada also holds 100 percent of our 1,900,000 outstanding Class B units.

ATM Equity Issuance Program (ATM Program)

In August 2014, the Partnership launched its $200 million ATM program pursuant to which, the Partnership may from time to time, offer and sell, through sales agents, common units, representing limited partner interests.

On August 5, 2016, the Partnership entered into a new $400 million Equity Distribution Agreement (EDA) with five financial institutions (the Managers). Sales of the common units will be issued pursuant to the Partnership's shelf registration statement on Form S-3 (Registration No. 333-211907), which was declared effective by the SEC on August 4, 2016.

In 2016, the Partnership issued 3.1 million common units under the ATM Program generating net proceeds of approximately $164 million, plus an additional $3 million from the General Partner's to maintain its effective two percent interest. The commissions to our sales agents were approximately $2 million. The net proceeds were used to repay a portion of the borrowings under the Senior Credit Facility for the PNGTS Acquisition and for general partnership purposes. The 3.1 million common units issued include the 1.6 million common units subject to rescission as discussed below.

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

Common unit issuance subject to rescission

On July 17, 2014, the SEC declared effective a registration statement (the Registration Statement) that we had filed to cover sales of Common Units under our ATM program. On February 26, 2016, at the time of the filing of the 2015 Form 10-K, we believed that the Partnership continued to be eligible to use the effective Registration Statement to sell Common Units under our ATM program. However, we were advised by the SEC on June 23, 2016 that as a result of the untimely filing of an employee-related Form 8-K on October 28, 2015, which was not filed via EDGAR until 6:02 p.m. Eastern Time (32 minutes after the 5:30 p.m. Eastern Time cutoff), the Partnership was ineligible to use the Registration Statement after the filing of the 2015 Form 10-K.

Because the Partnership was ineligible to continue using the Registration Statement following the filing of the 2015 Form 10-K, it is possible that the sales of an aggregate 1,619,631 Common Units under the Registration Statement (the ATM Common Units), which were sold between March 8, 2016 and May 19, 2016 at per Common Unit prices ranging from $47.00 to $54.95, may be deemed to have been unregistered sales of securities. If it is determined that persons who purchased the ATM Common Units from the Partnership after February 26, 2016, purchased such Common Units in an offering deemed to be unregistered, then to the extent there may have been a violation of federal securities laws such persons may be entitled to rescission rights, pursuant to which they could be entitled to recover the

TC PipeLines, LP Annual Report 2016    F-21

amount paid for such ATM Common Units, plus interest (based on the statutory rate under applicable state law), less the amount of any distributions. If such investor has sold any of the ATM Common Units purchased by the investor, then the investor would be entitled to recover the difference between the amount paid for such ATM Common Units and the amount at which such ATM Common Units were sold, assuming the investor's ATM Common Units were sold at a loss, plus interest and less the amount of any distributions. If all of the investors who purchased the ATM Common Units from the Partnership after February 26, 2016 continue to own all of the ATM Common Units and were to demand rescission of their purchases, and such investors were in fact found to be entitled to such rescission, then we would be obligated to repay approximately $82,334,015, plus interest, less the amount of any distributions. The Securities Act generally requires that any claim brought for a violation of Section 5 of the Securities Act be brought within one year of the violation. No unitholder has claimed or attempted to exercise any rescission rights to date.

At December 31, 2016, the Partnership classified all the 1.6 million common units issued under its ATM program after February 26, 2016 up to and including May 19, 2016, which may be subject to rescission rights, outside of equity given the potential redemption feature which is not within the control of the Partnership. These units are treated as outstanding for financial reporting purposes.

The total amount transferred outside of equity was approximately $83 million which includes interest, less distributions paid, and includes our General Partner's share to maintain its effective two percent interest.

Issuance of Class B units

On April 1, 2015, we issued Class B units to TransCanada to finance a portion of the 2015 GTN Acquisition. The Class B units entitle TransCanada to an annual distribution which is an amount based on 30 percent of cash distributions from GTN exceeding certain annual thresholds (refer to Note 6). The Class B units contain no mandatory or optional redemption features and are also non-convertible, non-exchangeable, non-voting and rank equally with common units upon liquidation.

The Class B units' equity account is increased by the excess of 30 percent of GTN's distributions over the annual threshold until such amount is declared for distribution and paid every first quarter of the subsequent year.

For the year ended December 31, 2016 and 2015, the Class B units' equity account was increased by $22 million and $12 million, respectively. These amounts equal 30 percent of GTN's total distributable cash flow above the $20 million threshold in 2016 and $15 million in 2015 (refer to Notes 12 and 13).

NOTE 10    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss (AOCL) by components are as follows:

(millions of dollars)	Cash flow hedges

Balance at December 31, 2013	(1)
Other comprehensive loss before reclassifications	(1)
Amounts reclassified from AOCL	–

Net other comprehensive loss	(1)

Balance at December 31, 2014	(2)
Other comprehensive loss before reclassifications	–
Amounts reclassified from AOCL	–

Net other comprehensive loss	–

Balance at December 31, 2015	(2)
Other comprehensive income before reclassifications	3
Amounts reclassified from AOCL	(1)

Net other comprehensive loss	2

Balance as of December 31, 2016	–

F-22    TC PipeLines, LP Annual Report 2016

NOTE 11    FINANCIAL CHARGES AND OTHER

Year ended December 31 (millions of dollars)	2016	2015	2014

Interest expense(a)	65	59	49
Net realized loss related to the interest rate swaps	3	2	2
Other	(1)	(5)	(1)

	67	56	50

(a)
Effective January 1, 2016, interest expense includes amortization of debt issuance costs and discount costs. Refer to Note 3.

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

The amount allocable to the Class B units in 2016 equals an amount based upon 30 percent of GTN's distributable cash flow during the year ended December 31, 2016 less $20 million (2015 – $15 million).

Net income (loss) per common unit was determined as follows:

(millions of dollars, except per common unit amounts)	2016	2015	2014

Net income attributable to controlling interests	244	13	172
Net income attributable to General Partner	(4)	–	(3)
Incentive distributions attributable to the General Partner(a)	(7)	(3)	(1)
Net income attributable to the Class B units(b)	(22)	(12)	–

Net income (loss) attributable to common units	211	(2)	168

Weighted average common units outstanding (millions) – basic and diluted	65.7 (c)	63.9	62.7
Net income (loss) per common unit – basic and diluted	$3.21	$(0.03)	$2.67

(a)
Under the terms of the Partnership Agreement, for any quarterly period, the participation of the incentive distribution rights (IDRs) is limited to the available cash distributions declared. Accordingly, incentive distributions allocated to the General Partner are based on the Partnership's available cash during the current reporting period, but declared and paid in the subsequent reporting period.

(b)
As discussed in Note 9, the Class B units entitle TransCanada to a distribution which is an amount based on 30 percent of GTN's distributions after exceeding certain annual thresholds. The distribution will be payable in the first quarter with respect to the prior year's distributions. Consistent with the application of Accounting Standards Codification (ASC) Topic 260 – "Earnings per share", the Partnership allocated a portion of net income attributable to controlling interests to the Class B units in an amount equal to 30 percent of GTN's total distributable cash flows during the year ended December 31, 2016 less the threshold level of $20 million (2015 – less $15 million). During the year ended December 31, 2016, 30 percent of GTN's total distributable cash flow was $42 million. As a result of exceeding the threshold level of $20 million, $22 million of net income attributable to controlling interests was allocated to the Class B units at December 31, 2016 (2015 – $12 million). Refer to Note 9.

(c)
Includes the common units subject to rescission. These units are treated as outstanding for financial reporting purposes. Refer to Note 9.

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

TC PipeLines, LP Annual Report 2016    F-23

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

		Marginal Percentage Interest in Distribution
	Total Quarterly Distribution Per Unit Target Amount	Common Unitholders	General Partner

Minimum Quarterly Distribution	$0.45	98%	2%
First Target Distribution	above $0.45 up to $0.81	98%	2%
Second Target Distribution	above $0.81 up to $0.88	85%	15%
Thereafter	above $0.88	75%	25%

The following table provides information about our distributions (in millions, except per unit distributions amounts).

					Limited Partners			General Partner
Declaration Date		Payment Date		Per Unit Distribution	Common Units	Class B Units(c)		2%	IDRs(a)	Total Cash Distribution

1/16/2014		2/14/2014		$0.81	$50	$ –		$1	$–	$51
4/25/2014		5/15/2014		$0.81	$51	$ –		$1	$–	$52
7/23/2014		8/14/2014		$0.84	$53	$ –		$1	$–	$54
10/23/2014		11/14/2014		$0.84	$53	$ –		$1	$1	$55
1/22/2015		2/13/2015		$0.84	$54	$ –		$1	$–	$55
4/23/2015		5/15/2015		$0.84	$54	$ –		$1	$–	$55
7/23/2015		8/14/2015		$0.89	$56	$ –		$2	$1	$59
10/22/2015		11/13/2015		$0.89	$57	$ –		$1	$1	$59
1/21/2016		2/12/2016		$0.89	$57	$12	(d)	$1	$1	$71
4/21/2016		5/13/2016		$0.89	$58	$ –		$1	$1	$60
7/21/2016		8/12/2016		$0.94	$62	$ –		$1	$2	$65
10/20/2016		11/14/2016		$0.94	$63	$ –		$1	$2	$66
1/23/2017	(b)	2/14/2017	(b)	$0.94	$64	$22	(e)	$2	$2	$90

(a)
The distributions paid for the year ended December 31, 2016 included incentive distributions to the General Partner of $6 million (2015 – $2 million, 2014 – $1 million).

(b)
On February 14, 2017, we paid a cash distribution of $0.94 per unit on our outstanding common units to unitholders of record at the close of business on February 2, 2017 (refer to Note 23).

(c)
The Class B units issued by us on April 1, 2015 represent limited partner interests in us and entitle TransCanada to an annual distribution which is an amount based on 30 percent of GTN's annual distributions after exceeding certain annual thresholds (refer to Note 6 and 9).

(d)
On February 12, 2016, we paid TransCanada $12 million representing 30 percent of GTN's total distributable cash flows for the nine months ended December 31, 2015 less $15 million.

(e)
On February 14, 2017, we paid TransCanada $22 million representing 30 percent of GTN's total distributable cash flows for the year ended December 31, 2016 less $20 million (refer to Note 9 and 23).

F-24    TC PipeLines, LP Annual Report 2016

NOTE 14    CHANGE IN OPERATING WORKING CAPITAL

Year Ended December 31 (millions of dollars)	2016	2015	2014

Change in accounts receivable and other	(3)	(1)	1
Change in other current assets	(3)	1	1
Change in accounts payable and accrued liabilities(a)	5	(3)	4
Change in accounts payable to affiliates	2	(10) (b)	11
Change in accrued interest	1	4	–

Change in operating working capital	2	(9)	17

(a)
The accrual of $10 million for the construction of GTN's Carty Lateral in December 31, 2015 was paid during the first quarter 2016. Accordingly, the payment was reported as capital expenditures in our cash flow statement during 2016.

(b)
Excludes certain non-cash items primarily related to accruals of $10 million for construction of GTN's Carty Lateral and $2 million of costs related to acquisition of 49.9 percent interest in PNGTS (Refer to Note 6).

NOTE 15    TRANSACTIONS WITH MAJOR CUSTOMERS

The following table shows revenues from the Partnership's major customers comprising more than 10 percent of the Partnership's total revenues for the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31 (millions of dollars)	2016	2015	2014

Anadarko Energy Services Company (Anadarko)	48	48	48
Pacific Gas and Electric Company (Pacific Gas)	36	42	45

At December 31, 2016, Anadarko owed the Partnership approximately $4 million, which is greater than 10 percent of our Trade accounts receivable. At December 31, 2015, Anadarko and Pacific Gas each owed the Partnership approximately $4 million and $3 million, respectively, which is greater than 10 percent of our Trade accounts receivable.

NOTE 16    RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $3 million for each of the years ended December 31, 2016, 2015 and 2014.

As operator, TransCanada's subsidiaries provide capital and operating services to GTN, Northern Border, PNGTS, Bison, Great Lakes, North Baja and Tuscarora (together, "our pipeline systems"). TransCanada's subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

TC PipeLines, LP Annual Report 2016    F-25

Capital and operating costs charged to our pipeline systems for the years ended December 31, 2016, 2015 and 2014 by TransCanada's subsidiaries and amounts payable to TransCanada's subsidiaries at December 31, 2016 and 2015 are summarized in the following tables:

Year ended December 31 (millions of dollars)	2016	2015	2014

Capital and operating costs charged by TransCanada's subsidiaries to:
Great Lakes(a)	30	30	30
Northern Border(a)	32	36	35
PNGTS(a)(b)	8	–	–
GTN(a)(c)	27	30	30
Bison(a)(d)	2	4	6
North Baja	4	5	5
Tuscarora	5	4	4
Impact on the Partnership's net income attributable to controlling interests:
Great Lakes	13	13	13
Northern Border	12	14	16
PNGTS(b)	4	–	–
GTN(c)	24	25	19
Bison(d)	3	4	4
North Baja	4	5	4
Tuscarora	4	4	4

December 31 (millions of dollars)	2016	2015

Amount payable to TransCanada's subsidiaries for costs charged in the year by:
Great Lakes(a)	4	3
Northern Border(a)	4	5
PNGTS(a)	1	–
GTN	3	3
Bison	1	–
North Baja	1	–
Tuscarora	1	1
(a)
Represents 100 percent of the costs.

(b)
In 2016, the Partnership acquired a 49.9 percent interest in PNGTS (Refer to Note 6).

(c)
In 2015, the Partnership acquired the remaining 30 percent interest in GTN (Refer to Note 6).

(d)
In 2014, the Partnership acquired the remaining 30 percent interest in Bison (Refer to Note 6).

Great Lakes earns significant transportation revenues from TransCanada and its affiliates, some of which are provided at discounted rates and some at maximum recourse rates. For the year ended December 31, 2016, Great Lakes earned 68 percent of its transportation revenues from TransCanada and its affiliates (2015 – 71 percent; 2014 – 49 percent). Additionally, Great Lakes earned approximately one percent of its total revenues as affiliated rental revenue in 2016 (2015 – 1 percent and 2014 – 1 percent).

At December 31, 2016, $19 million was included in Great Lakes' receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2015 – $17 million).

Great Lakes operates under a FERC approved 2013 rate settlement that includes a revenue sharing mechanism that requires Great Lakes to share with its shippers certain percentages of any qualifying revenues earned above a certain ROEs. A refund of $2.5 million was paid to shippers in 2016 relating to the year ended December 31, 2015, of which approximately 85 percent was made to affiliates of Great Lakes. For the year ended December 31, 2016, Great Lakes has recorded an estimated revenue sharing provision amounting to $7.2 million and Great Lakes expects that a significant percentage of the refund will be to its affiliates as well.

Great Lakes has a cash management agreement with TransCanada whereby Great Lakes' funds are pooled with other TransCanada affiliates. The agreement also gives Great Lakes the ability to obtain short-term borrowings to provide liquidity for Great Lakes' operating needs. At December 31, 2016 and 2015, Great Lakes has an outstanding receivable from this arrangement amounting to $27 million and $51 million, respectively.

Effective November 1, 2014, Great Lakes executed contracts with an affiliate, ANR Pipeline Company (ANR), to provide firm service in Michigan and Wisconsin. These contracts were at the maximum FERC authorized rate and were intended to replace historical contracts. On

F-26    TC PipeLines, LP Annual Report 2016

December 3, 2014, FERC accepted and suspended Great Lakes' tariff records to become effective May 3, 2015, subject to refund. On February 2, 2015, FERC issued an Order granting a rehearing and clarification request submitted by Great Lakes, which allowed additional time for FERC to consider Great Lakes' request. Following extensive discussions with numerous shippers and other stakeholders, on April 20, 2015, ANR filed a settlement with FERC that included an agreement by ANR to pay Great Lakes the difference between the historical and maximum rates (ANR Settlement). Great Lakes provided service to ANR under multiple service agreements and rates through May 3, 2015 when Great Lakes' tariff records became effective and subject to refund. Great Lakes deferred an approximate $9 million of revenue related to services performed in 2014 and approximately $14 million of additional revenue related to services performed through May 3, 2015 under such agreements. On October 15, 2015, FERC accepted and approved the ANR Settlement. As a result, Great Lakes recognized the deferred transportation revenue of approximately $23 million in the fourth quarter of 2015.

NOTE 17    QUARTERLY FINANCIAL DATA (unaudited)

The following sets forth selected unaudited financial data for the four quarters in 2016 and 2015:

Quarter ended (millions of dollars except per common unit amounts)	Mar 31	Jun 30	Sept 30	Dec 31

2016
Transmission revenues	86	89	91	91
Equity earnings(a)(c)	42	22	24	28
Net income	73	54	58	60
Net income attributable to controlling interests	73	54	58	60
Net income per common unit	$1.10	$0.76	$0.65	$0.70
Cash distribution paid	71	60	65	66

2015
Transmission revenues	87	85	83	89
Equity earnings(a)	31	15	17	34
Impairment of equity-method investment(b)	–	–	–	(199)
Net income (loss)	64	44	49	(137)
Net income (loss) attributable to controlling interests	57	44	49	(137)
Net income (loss) per common unit	$0.88	$0.66	$0.70	$(2.24)
Cash distribution paid	55	55	59	59
(a)
Equity Earnings represents our share in investee's earnings and does not include any impairment charge on equity method goodwill included as part of the carrying value of our equity investments.

(b)
During the three months ended December 31, 2015, we recognized an impairment charge on our investment in Great Lakes amounting to $199 million. During the year ended December 31, 2015, no impairment has been identified on our investment in Northern Border (Refer to Note 4).

(c)
During the year ended December 31, 2016, no impairment has been identified related to our equity investments in Northern Border, Great Lakes or PNGTS.

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

TC PipeLines, LP Annual Report 2016    F-27

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

The Partnership has classified the fair value of natural gas imbalances as a Level 2 of the fair value hierarchy for fair value disclosure purposes, as the valuation approach includes quoted prices in the market index and observable volumes for the imbalance.

Long-term debt is recorded at amortized cost and classified in Level 2 of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified in Level 2 for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. The estimated fair value of the Partnership's debt as at December 31, 2016 and December 31, 2015 was $1,908 million and $1,873 million, respectively.

The ATM common units which may be subject to rescission rights, as discussed more fully in Note 9, were measured using the original issuance price, plus statutory interest and less any distributions paid. This fair value measurement is classified as Level 2.

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At December 31, 2016, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $1 million and a liability of $1 million (on a gross basis) and an asset of nil million (on a net basis). At December 31, 2015, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $1 million both on a gross and net basis. The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the years ended December 31, 2016, 2015 and 2014. The net change in fair value of interest rate derivative instruments recognized in other comprehensive income was a gain of $2 million for the year ended December 31, 2016 (2015 – nil million, 2014 – loss of $1 million). In 2016, the net realized loss related to the interest rate swaps was $3 million, and was included in financial charges and other (2015 – $2 million, 2014 – $2 million). Refer to Note 11 – Financial Charges and Other.

The Partnership has no master netting agreements, however, contracts contain provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be net asset of nil million as of December 31, 2016 and there would be no effect on the consolidated balance sheet as of December 31, 2015.

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as cash and cash equivalents and receivables, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At December 31, 2016, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At December 31, 2016, we had a credit risk concentration on one of our customers and the amount owed is greater than 10 percent of our trade accounts receivable (refer to Note 15).

(c)    Other

The estimated fair value measurements on Tuscarora (refer to Note 20) and our equity investment in Great Lakes (refer to Note 4) are both classified as Level 3. In the determination of the fair value, we used internal forecasts on expected future cash flows and applied appropriate discount rates. The determination of expected future cash flows involved significant assumptions and estimates as discussed more fully on Notes 4 and 20.

F-28    TC PipeLines, LP Annual Report 2016

NOTE 19    ACCOUNTS RECEIVABLE AND OTHER

December 31 (millions of dollars)	2016	2015

Trade accounts receivable, net of allowance of nil	34	32
Imbalance receivable from affiliates	2	1
Other	1	–

	37	33

NOTE 20    GOODWILL AND REGULATORY

Tuscarora – On January 21, 2016, FERC issued an Order initiating an investigation pursuant to Section 5 of the Natural Gas Act of 1938 (NGA) to determine whether Tuscarora's existing rates for jurisdictional services are just and reasonable. On July 22, 2016, Tuscarora filed a petition with FERC requesting approval of the Stipulation and Agreement of Settlement (Tuscarora Settlement) Tuscarora made with its customers. On September 22, 2016, FERC approved the Tuscarora Settlement that resolved the Section 5 rate review initiated by FERC in January 2016. Under the terms of the Tuscarora Settlement, Tuscarora's system-wide unit rate initially decreased by 17 percent, effective August 1, 2016. Unless superseded by a subsequent rate case or settlement, this rate will remain in effect until July 31, 2019, after which time the unit rate will decrease an additional seven percent from August 1, 2019 through July 31, 2022. The settlement does not contain a rate moratorium and requires Tuscarora to file to establish new rates no later than August 1, 2022.

The reduction in Tuscarora's future cash flows as a result of the Tuscarora Settlement constituted a triggering event in the second quarter of 2016 that led us to evaluate, for possible impairment, the $82 million of goodwill related to our acquisition of Tuscarora.

Our second quarter analysis, which was also reviewed for any material updates as part of our annual impairment test on goodwill, resulted in the estimated fair value of Tuscarora exceeding its carrying value but the excess was less than 10 percent. The fair value was measured using a discounted cash flow analysis and included revenues expected from Tuscarora's current and expected future contracting level. There is a risk that reductions in future cash flow forecasts as a result of Tuscarora not being able to maintain its current contracting level and/or not being able to realize other opportunities on the system, together with adverse changes in other key assumptions such as expected outcome of future rate proceedings, projected operating costs and estimated rate of return on invested capital, could result in a future impairment of the goodwill balance relating to Tuscarora.

North Baja – On January 6, 2017, North Baja notified FERC that current market conditions do not support the replacement of the compression that was temporarily abandoned in 2013 and requested authorization to permanently abandon two compressor units and a nominal volume of unsubscribed firm capacity. The requested abandonments will not have any impact on existing firm transportation service.

GTN – GTN operates under rates established pursuant to a settlement approved by FERC in June 2015. Beginning in January 2016, GTN's rates decreased by 10 percent and will continue in effect through December 31, 2019. Unless superseded by a subsequent rate case or settlement, GTN's rates will decrease an additional eight percent for the period January 1, 2020 through December 31, 2021 when GTN will be required to establish new rates.

NOTE 21    CONTINGENCIES

The Partnership and its pipeline systems are subject to various legal proceedings in the ordinary course of business. Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental liabilities. The Partnership accrues for these contingencies when the assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated in accordance with ASC 450 – Contingencies. We base these estimates on currently available facts and the estimates of the ultimate outcome or resolution. Actual results may differ from estimates resulting in an impact, positive or negative, on earnings and cash flow. Contingencies that might result in a gain are not accrued in our consolidated financial statements.

Below are the material legal proceedings that might have a significant impact on the Partnership:

Great Lakes v. Essar Steel Minnesota LLC, et al. – On October 29, 2009, Great Lakes filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC (Essar Minnesota) and certain Foreign Essar Affiliates (collectively, Essar) for breach of its monthly payment obligation under its transportation services agreement with Great Lakes. Great Lakes sought to recover approximately $33 million for past and future payments due under the agreement. On September 16, 2015, following a jury trial, the federal district court judge entered a judgment in the amount of $32.9 million in favor of Great Lakes. On September 20, 2015, Essar appealed the decision to the United States Court of Appeals for the Eighth Circuit (Eighth Circuit) based on an allegation of improper jurisdiction and a number of other rulings by the federal district judge. Essar was required to post a performance bond for the full value of the judgment pending appeal. In July 2016, Essar Minnesota filed for Bankruptcy. The Foreign Essar Affiliates have not filed for bankruptcy. The Eighth Circuit heard the appeal on October 20,

TC PipeLines, LP Annual Report 2016    F-29

2016. A decision on the appeal was received in December 2016 and the Eighth Circuit vacated Great Lakes' judgment against Essar finding that there was no federal jurisdiction. Great Lakes filed a Request for Rehearing with the Eighth Circuit and it was denied in January 2017. Great Lakes has ninety days to appeal to the U.S. Supreme Court on Certiorari. In the alternative, it may proceed with its lawsuit against the Foreign Essar Affiliates in the state of Minnesota.

Employees Retirement System of the City of St. Louis v. TC PipeLines GP, Inc., et al. – On October 13, 2015, an alleged unitholder of the Partnership filed a class action and derivative complaint in the Delaware Court of Chancery against the General Partner, TransCanada American Investments, Ltd. (TAIL) and TransCanada, and the Partnership as a nominal defendant. The complaint alleges direct and derivative claims for breach of contract, breach of the duty of good faith and fair dealing, aiding and abetting breach of contract, and tortious interference in connection with the 2015 GTN Acquisition, including the issuance by the Partnership of $95 million in Class B Units and amendments to the Partnership Agreement to provide for the issuance of the Class B Units. Plaintiff seeks, among other things, to enjoin future issuances of Class B Units to TransCanada or any of its subsidiaries, disgorgement of certain distributions to the General Partner, TransCanada and any related entities, return of some or all of the Class B Units to the Partnership, rescission of the amendments to the Partnership Agreement, monetary damages and attorney fees. The Partnership has moved to dismiss the complaint and intends to defend vigorously against the claims asserted. In April 2016, the Chancery Court granted the Partnership and other defendants' motion to dismiss the plaintiffs' complaint. The plaintiff has appealed the decision to dismiss its claims. The appeal of this matter was heard by the Delaware Supreme Court in December, 2016. The court found in TransCanada's favor and dismissed the Plaintiff's motion. There are no further rights of appeal.

NOTE 22    VARIABLE INTEREST ENTITIES

In the normal course of business, the Partnership must re-evaluate its legal entities under the newly effective consolidation guidance to determine if those that are considered to be VIEs are appropriately consolidated or if they should be accounted for under other GAAP. A variable interest entity (VIE) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity's operations through voting rights or do not substantively participate in the gains or losses of the entity. A VIE is appropriately consolidated if the Partnership is considered to be the primary beneficiary. The VIE's primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

As a result of its analysis, the Partnership continues to consolidate all legal entities in which it has a variable interest and for which it is considered to be the primary beneficiary. VIEs where the Partnership is not the primary beneficiary, but has a variable interest in the entity, are accounted for as equity investments.

Consolidated VIEs

The Partnership's consolidated VIEs consist of the Partnership's ILPs that hold interests in the Partnership's pipeline systems. After considering the purpose and design of the ILPs and the risks that they were designed to create and pass through to the Partnership, the Partnership has concluded that it is the primary beneficiary of these ILPs because of the significant amount of variability that it absorbs from the ILPs' economic performance.

F-30    TC PipeLines, LP Annual Report 2016

The assets and liabilities held through these VIEs that are not available to creditors of the Partnership and whose investors have no recourse to the credit of the Partnership are held through GTN, Tuscarora, Northern Border, Great Lakes and PNGTS due to their third party debt. The following table presents the total assets and liabilities of these entities that are included in the Partnership's Consolidated Balance Sheets:

(millions of dollars)	December 31, 2016	December 31, 2015

ASSETS (LIABILITIES)(a)
Accounts receivable and other	24	21
Inventories	6	6
Other current assets	4	4
Equity investments	1,044	965
Plant, property and equipment	847	872
Other assets	2	2
Accounts payable and accrued liabilities	(20)	(26)
Accounts payable to affiliates, net	(28)	(6)
Accrued interest	(1)	(1)
Current portion of long-term debt	(23)	(14)
Long-term debt	(313)	(326)
Other liabilities	(25)	(24)

(a)
North Baja and Bison, which are also assets held through our consolidated VIEs, are excluded as the assets of these entities can be used for purposes other than the settlement of the VIE's obligations.

NOTE 23    SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through February 28, 2017, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On January 23, 2017, the board of directors of our General Partner declared the Partnership's fourth quarter 2016 cash distribution in the amount of $0.94 per common unit and was paid on February 14, 2017 to unitholders of record as of February 2, 2017. The declared distribution totaled $68 million and was paid in the following manner: $64 million to common unitholders (including $5 million to the General Partner as holder of 5,797,106 common units and $11 million to another subsidiary of TransCanada as holder of 11,287,725 common units) and $4 million to our General Partner, which included $2 million for its effective two percent general partner interest and $2 million of IDRs payment.

On January 23, 2017, the board of directors of our General Partner declared distributions to Class B unitholders in the amount of $22 million and was paid on February 14, 2017. The Class B distribution represents an amount equal to 30 percent of GTN's distributable cash flow during the year ended December 31, 2016 less $20 million.

Northern Border declared its December 2016 distribution of $16 million on January 9, 2017, of which the Partnership received its 50 percent share or $8 million on January 31, 2016.

Northern Border declared its January 2017 distribution of $18 million on February 15, 2017, of which the Partnership received its 50 percent share or $9 million on February 28, 2017.

Great Lakes declared its fourth quarter 2016 distribution of $14 million on January 9, 2017, of which the Partnership received its 46.45 percent share or $7 million. The distribution was paid on February 1, 2017.

TC PipeLines, LP Annual Report 2016    F-31

NORTHERN BORDER PIPELINE COMPANY
INDEPENDENT AUDITORS' REPORT

The Management Committee
Northern Border Pipeline Company:

Report on the Financial Statements

We have audited the accompanying financial statements of Northern Border Pipeline Company (the Company), which comprise the balance sheets as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
February 17, 2017

F-32    TC PipeLines, LP Annual Report 2016

NORTHERN BORDER PIPELINE COMPANY
BALANCE SHEETS

December 31, (In thousands)	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$ 13,535	27,294
Accounts receivable	23,484	22,511
Related party receivables	3,503	2,339
Materials and supplies	5,727	5,649
Prepaid expenses and other	3,482	2,594

Total current assets	49,731	60,387

Property, plant and equipment:
In service natural gas transmission plant	2,584,065	2,570,220
Construction work in progress	1,409	2,803

Total property, plant and equipment	2,585,474	2,573,023
Less: Accumulated provision for depreciation and amortization	1,496,860	1,449,033

Property, plant and equipment, net	1,088,614	1,123,990

Other assets:
Regulatory assets	14,773	15,552
Other	7	9

Total other assets	14,780	15,561

Total assets	$1,153,125	1,199,938

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ –	99,908
Accounts payable	9,568	7,366
Related party payables	3,507	4,783
Accrued taxes other than income	20,286	19,766
Accrued interest	4,707	6,857
Other	196	32

Total current liabilities	38,264	138,712

Long-term debt	429,545	309,314

Deferred credits and other liabilities
Regulatory liabilities	24,473	21,924
Other	3,931	3,527

Total deferred credits and other liabilities	28,404	25,451

Total liabilities	496,213	473,477

Partners' equity:
Partners' capital	658,466	728,279
Accumulated other comprehensive loss	(1,554)	(1,818)

Total partners' equity	656,912	726,461

Total liabilities and partners' equity	$1,153,125	1,199,938

The accompanying notes are an integral part of these financial statements.

TC PipeLines, LP Annual Report 2016    F-33

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF INCOME

Years ended December 31, (In thousands)	2016	2015	2014

Operating revenue	$291,642	285,510	293,318

Operating expenses:
Operations and maintenance	47,652	47,260	48,720
Depreciation and amortization	58,813	59,571	58,752
Taxes other than income	24,200	22,826	23,383

Operating expenses	130,665	129,657	130,855

Operating income	160,977	155,853	162,463

Interest expense:
Interest expense	25,433	26,591	26,565
Interest expense capitalized	(100)	(76)	(53)

Interest expense, net	25,333	26,515	26,512

Other income (expense):
Allowance for equity funds used during construction	297	243	176
Other income	4,151	4,722	3,605
Other expense	(113)	(420)	(95)

Other income, net	4,335	4,545	3,686

Net income to partners	$139,979	133,883	139,637

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (In thousands)	2016	2015	2014

Net income to partners	$139,979	133,883	139,637
Other comprehensive income:
Changes associated with hedging transactions	264	245	228

Total comprehensive income	$140,243	134,128	139,865

The accompanying notes are an integral part of these financial statements.

F-34    TC PipeLines, LP Annual Report 2016

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF CASH FLOWS

Years ended December 31, (In thousands)	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income to partners	$139,979	133,883	139,637
Adjustments to reconcile net income to partners to net cash provided by operating activities:
Depreciation and amortization	58,813	59,571	58,752
Allowance for equity funds used during construction	(297)	(243)	(176)
Changes in components of working capital	217	(7,644)	6,135
Other	45	1,843	583

Total adjustments	58,778	53,527	65,294

Net cash provided by operating activities	198,757	187,410	204,931

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(21,592)	(15,348)	(21,012)
Other	(982)	(3,417)	5,773

Net cash used in investing activities	(22,574)	(18,765)	(15,239)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Distributions to partners	(209,792)	(182,173)	(174,966)
Proceeds from issuance of debt	128,000	10,000	23,000
Repayment of debt	(108,000)	(10,000)	(23,000)
Debt issuance costs	(150)	(564)	–

Net cash used in financing activities	(189,942)	(182,737)	(174,966)

Net change in cash and cash equivalents	(13,759)	(14,092)	14,726
Cash and cash equivalents at beginning of year	27,294	41,386	26,660

Cash and cash equivalents at end of year	$13,535	27,294	41,386

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amount capitalized	$26,746	25,802	25,881
Accruals for property, plant and equipment	63	1,841	–

Changes in components of working capital:
Accounts receivable	$(973)	1,220	1,140
Related party receivables	(1,163)	(742)	141
Materials and supplies	(78)	(109)	(70)
Prepaid expenses and other	374	(118)	(152)
Accounts payable	3,369	(1,183)	(103)
Related party payables	318	(6,507)	6,596
Accrued taxes other than income	520	(188)	(173)
Accrued interest	(2,150)	(17)	(75)
Other current liabilities	–	–	(1,169)

Total	$217	(7,644)	6,135

The accompanying notes are an integral part of these financial statements.

TC PipeLines, LP Annual Report 2016    F-35

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF CHANGES IN PARTNERS' EQUITY

(In thousands)	TC PipeLines Intermediate Limited Partnership	ONEOK Partners Intermediate Limited Partnership	Accumulated Other Comprehensive Income (Loss)	Total Partners' Equity

Partners' equity at December 31, 2013	$ 405,949	405,949	(2,291)	809,607
Net income to partners	69,818	69,819	–	139,637
Changes associated with hedging transactions	–	–	228	228
Distributions to partners	(87,483)	(87,483)	–	(174,966)

Partners' equity at December 31, 2014	$ 388,284	388,285	(2,063)	774,506
Net income to partners	66,941	66,942	–	133,883
Changes associated with hedging transactions	–	–	245	245
Distributions to partners	(91,086)	(91,087)	–	(182,173)

Partners' equity at December 31, 2015	$ 364,139	364,140	(1,818)	726,461
Net income to partners	69,990	69,989	–	139,979
Changes associated with hedging transactions	–	–	264	264
Distributions to partners	(104,896)	(104,896)	–	(209,792)

Partners' equity at December 31, 2016	$ 329,233	329,233	(1,554)	656,912

The accompanying notes are an integral part of these financial statements.

F-36    TC PipeLines, LP Annual Report 2016

NORTHERN BORDER PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Northern Border Pipeline Company (the Partnership) is a Texas general partnership formed in 1978. The Partnership owns a 1,263-mile natural gas transmission pipeline system, which includes an additional 149 pipeline miles parallel to the original system, extending from the United States-Canadian border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana. The partners and ownership percentages at December 31, 2016 and 2015 were as follows:

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

(c)    Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, except for those receivables subject to late charges. The Partnership maintains an allowance for doubtful accounts for estimated losses on accounts receivable, if it is determined the Partnership will not collect all or part of the outstanding receivable balance. The Partnership regularly reviews its allowance for doubtful accounts and establishes or adjusts the allowance as necessary using the specific-identification method. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is no longer considered probable. Accounts written off in 2016 and 2015 were not material to the Partnership's financial statements.

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

(e)    Material and Supplies

The Partnership's inventories primarily consist of materials and supplies and are carried at lower of weighted average cost or market.

TC PipeLines, LP Annual Report 2016    F-37

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

The following table presents regulatory assets and liabilities at December 31, 2016 and 2015:

	December 31,
			Remaining recovery/ settlement period
	2016	2015

	(In thousands)		(Years)
Regulatory Assets
Fort Peck lease option	$12,466	12,784	39
Pipeline extension project	2,307	2,768	5
Volumetric fuel tracker	1,387	–	(a	)
Compressor usage surcharge	–	125	(b	)

	16,160	15,677
Less: Current portion included in Prepaid expenses and other	1,387	125

	$14,773	15,552

Regulatory Liabilities
Negative salvage	$24,473	21,924	(c	)
Compressor usage surcharge	196	–	(b	)
Volumetric fuel tracker	–	32	(a	)

	24,669	21,956
Less: Current portion included in Other	196	32

	$24,473	21,924

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

(c)
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

The Partnership uses the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. The depreciation rate is applied to the total cost of the group until its net book value equals its salvage value. All asset groups are depreciated using depreciation rates approved in the Partnership's last rate proceeding. Currently, the Partnership's depreciation rates vary from 2% to 20% per year. Using these rates, the remaining depreciable life of these assets ranges from 1 to 38 years.

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

F-38    TC PipeLines, LP Annual Report 2016

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

(i)    Revenue Recognition

The Partnership's revenues are primarily generated from transportation services. Revenues for all services are based on the quantity of gas delivered or subscribed at a price specified in the contract. For the Partnership's transportation services, reservation revenues are recognized on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported. For the Partnership's interruptible or volumetric-based services, the Partnership records revenues when physical deliveries of natural gas are made at the agreed-upon delivery point. The Partnership does not take ownership of the gas that it transports. The Partnership is subject to FERC regulations, and as a result, revenues the Partnership collects may be subject to refund in a rate proceeding. The Partnership establishes provision for these potential refunds. As of December 31, 2016 and 2015, there are no refund provisions reflected in these financial statements.

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

The Partnership has determined it has legal obligations associated with its natural gas pipelines and related transmission facilities. The obligations relate primarily to purging and sealing the pipelines if they are abandoned. The Partnership is also required to operate and maintain its natural gas pipeline system, and intends to do so as long as supply and demand for natural gas exists, which the Partnership expects for the foreseeable future. Therefore, the Partnership believes its natural gas pipeline system assets have indeterminate lives and, accordingly, has recorded no asset retirement obligation as of December 31, 2016 and 2015. The Partnership continues to evaluate its asset retirement obligations and future developments that could impact amounts it records.

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

TC PipeLines, LP Annual Report 2016    F-39

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

(p)    Fair Value Measurements

For cash and cash equivalents, receivables, accounts payable and certain accrued expenses, the carrying amount approximates fair value due to the short maturities of these instruments. For long-term debt instruments, fair value is estimated based upon market values (if applicable) or on the current interest rates available to the Partnership for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates.

3.    ACCOUNTING CHANGES

(a)    Changes in Accounting Policies for 2016

Imputation of interest

In April 2015, the FASB issued an amendment of previously issued guidance on imputation of interest, which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liabilities, consistent with debt discount or premiums. In addition, amortization of debt issuance costs should be reported as interest expense. The recognition and measurement for debt issuance costs would not be affected. The guidance was effective on January 1, 2016 and was implemented retrospectively resulting in a reclassification of debt issuance costs of $2.0 million previously recorded in other assets at December 31, 2015 to an offset against the related debt liabilities on the Partnership's balance sheets consistent with the presentation of debt discount. Amortization of debt issuance costs was reported as interest expense in all periods presented in the Partnership's statements of income.

F-40    TC PipeLines, LP Annual Report 2016

Statement of Cash Flows

In August 2016, the FASB issued an amendment of previously issued guidance, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance is effective January 1, 2018, however, since early adoption is permitted, the Partnership elected to retrospectively apply this guidance effective December 31, 2016. The application of this guidance did not have an impact on the Partnership's statements of cash flows.

(b)    Future Accounting Changes

Revenue from contracts with customers

In 2014, the FASB issued new guidance on revenue from contracts with customers. Current guidance allows for revenue recognition when certain criteria are met. The new guidance requires that an entity recognizes revenue with a five step model. This model is used to depict the transfer of promised goods or services to customers in an amount that reflects the total consideration to which the company expects to be entitled, during the term of the contract, in exchange for those goods or services. The Partnership will adopt the new standard on the effective date of January 1, 2018. There are two methods in which the new standard can be applied: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect recognized at the date of initial application. The Partnership is evaluating both methods of adoption as it works through its analysis. The Partnership has identified all existing customer contracts or groups of contracts to identify any significant differences and the impact on revenues as a result of implementing the new standard. As the Partnership continues its contract analysis, it will also quantify the impact, if any, on prior period revenues. The Partnership will address any system and process changes necessary to compile the information to meet the disclosure requirements of the new standard. As the Partnership is currently evaluating the impact of this standard, it has not yet determined the effect on its financial statements.

Leases

In February 2016, the FASB issued new guidance, which requires lessees to recognize most leases, including operating leases, on the balance sheet as lease assets and lease liabilities. In addition, lessees will be required to reassess assumptions associated with existing leases as well as to provide expanded qualitative and quantitative disclosures. The new standard does not make extensive changes to lessor accounting. The new guidance is effective January 1, 2019, however, the Partnership is evaluating the option to early adopt. The Partnership is currently identifying existing lease agreements that are within the scope of the new guidance that may have an impact on its financial statements as a result of adopting the new guidance.

4.    COMMITMENTS AND CONTINGENCIES

(a)    Legal Proceedings

State of South Dakota Use Tax Appeal – On February 28, 2011, the State of South Dakota assessed a use tax in the amount of approximately $6 million on Northern Border for shipper supplied natural gas used to fuel compressors on Northern Border's pipeline system from July 1, 2007 to December 31, 2010. In November 2011, Northern Border filed a Request for Hearing with the South Dakota Department of Revenue to protest the assessment. A hearing was held on the matter in May 2012 and in the third quarter of 2013, the South Dakota Department of Revenue determined that the gas used by Northern Border to fuel compressors is taxable. In October 2013, Northern Border filed an appeal of this decision in the South Dakota Circuit Court, Sixth Judicial Circuit (Circuit Court). In May 2014, the Circuit Court issued a Memorandum Decision reversing the Final Decision of the South Dakota Department of Revenue. The Circuit Court found that the compression of natural gas and the natural gas burned in that process is a function of natural gas transportation and therefore exempt from use tax. The South Dakota Department of Revenue filed an appeal on July 23, 2014 with the South Dakota Supreme Court. On August 5, 2015, the South Dakota Supreme Court issued its decision in Northern Border Pipeline v. South Dakota Department of Revenue, ruling that the South Dakota Department of Revenue could not assess use tax on gas burned in compressors on Northern Border's pipeline located in South Dakota because Northern Border did not own the gas. The opinion affirmed the Circuit Court's reversal of the use tax assessment by the Department of Revenue and resulted in the reversal of the $15.5 million recorded liability and the related deferred asset with no impact to the Partnership's earnings.

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

Effective January 1, 2013, the Partnership implemented new rates as a result of its FERC approved settlement agreement with its customers and requires the Partnership to file for new rates no later than January 1, 2018.

TC PipeLines, LP Annual Report 2016    F-41

The compressor usage surcharge is designated to recover the actual costs of electricity at the Partnership's electric compressors and any compressor fuel use taxes imposed on its pipeline system. Any difference between the compressor usage surcharge collected and the actual costs for electricity and compressor fuel use taxes is recorded as either an increase to expense for an over recovery of actual costs or as a decrease to expense for an under recovery of actual costs, and is included in operations and maintenance expense on the income statement and reported as current asset or current liability on the balance sheets. The compressor usage surcharge rate is adjusted annually. The current asset or current liability will reflect the net over or under recovery of actual compressor usage related costs at the date of the balance sheet. As of December 31, 2016 and 2015, the Partnership had recorded $0.2 million as other current liabilities and $0.1 million as prepaid expenses other, respectively, on the accompanying balance sheets for the net under and over recoveries of compressor usage related costs.

(c)    Operating Leases

The Partnership makes lease payments under non-cancelable operating leases on office space and rights-of-way. The Partnership's rent expense incurred was $3.0 million for each of the years ended December 31, 2016, 2015, and 2014, respectively. The Partnership's future minimum lease payments are as follows:

Year ending December 31, (In thousands)

2017	2,583
2018	2,583
2019	2,582
2020	2,400
2021	2,566
Thereafter	42,033

$54,747

Approximately 90 miles of Partnership's pipeline system is located within the boundaries of the Fort Peck Indian Reservation in Montana. The Partnership has a pipeline right-of-way lease with the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation, the term of which expires in 2061. In conjunction with obtaining right-of-way access across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, the Partnership also obtained right-of-way access across allotted lands located within the reservation boundaries. With the exception of one tract subject to a right-of-way grant expiring in 2035, the allotted lands are subject to a perpetual easement granted by the Bureau of Indian Affairs (BIA) for and on behalf of the individual allottees.

5.    CREDIT FACILITIES AND LONG-TERM DEBT

The Partnership's long-term debt outstanding consisted of the following at December 31:

December 31, (In thousands)	2016	2015

2011 Credit Agreement – average interest rate of 1.895% at December 31, 2016 due 2020	$181,500	61,500
2009 Senior Notes – 6.24%, due 2016	–	100,000
2001 Senior Notes – 7.50%, due 2021	250,000	250,000
Unamortized debt discount	(230)	(269)
Unamortized debt expense	(1,725)	(2,009)

	429,545	409,222
Less: Current portion	–	99,908

	$429,545	309,314

On November 16, 2011, the Partnership entered into a $200 million amended and restated revolving credit agreement (2011 Credit Agreement) with certain financial institutions. The 2011 Credit Agreement is generally used by the Partnership to finance ongoing working capital needs and for other general business purposes, including capital expenditures. On October 8, 2015 the Partnership closed on the renewal and first extension of the 2011 Credit Agreement that was to expire on November 16, 2016 for an additional five years, maturing on October 9, 2020.

On August 26, 2016, the $100 million 2009 Senior Notes matured and the repayment was financed through a $100 million draw on the Partnership's 2011 Credit Agreement, which brought the Partnership's outstanding borrowings under the 2011 Credit Agreement to $181.5 million.

F-42    TC PipeLines, LP Annual Report 2016

On November 15, 2016, the Partnership entered into a $100 million 364-day Revolving Credit Agreement (364-day Credit Agreement) that expires on November 14, 2017, which utilizes the same covenants as the 2011 Credit Agreement. As a result of the shared covenants, the 2011 Credit Agreement was amended for the second time to include the cross default with the new 364-day Credit Agreement.

At December 31, 2016, the Partnership's outstanding borrowings under the 2011 Credit Agreement were $181.5 million, leaving $18.5 million available for future borrowing, and the unutilized $100 million under the 364-day Credit Agreement. The Partnership may, at its option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under its 2011 Credit Agreement by an aggregate amount not to exceed $300 million, provided that lenders are willing to commit additional amounts. At the Partnership's option, the interest rate on the outstanding borrowings may be the lenders' base rate or the London Interbank Offered Rate plus an applicable margin that is based on its long-term unsecured credit ratings. The 2011 Credit Agreement permits the Partnership to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. The Partnership is required to pay a commitment fee based on its credit rating and on the unused principal amount of the commitment of $200 million under the 2011 Credit Agreement and $100 million under the 364-day Credit Agreement.

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

At December 31, 2016, the Partnership was in compliance with all of its financial covenants.

Aggregate required repayment of long-term debt for the next five years is $431.5 million, with $181.5 million due in 2020 and $250 million due in 2021. There are no required repayment obligations for 2017, 2018, or 2019.

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

During the three-year period ended December 31, 2016, the Partnership reclassified the below amounts from AOCL into earnings for these terminated derivatives.

		Years Ended December 31,
Net Loss Reclassified from AOCL into Income (Effective Portion) (In thousands)	Statements of Income Caption	2016	2015	2014

Cash flow hedges	Interest expense	$(264)	(245)	(228)

At December 31, 2016 and 2015, AOCL was $1.5 million and $1.8 million, respectively, and is being amortized through 2021 as noted above. The Partnership expects to reclassify $0.3 million from AOCL as an increase to interest expense in 2017. The Partnership had no other derivative instruments during the period ended December 31, 2016.

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

TC PipeLines, LP Annual Report 2016    F-43

When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

(b)    Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at December 31, 2016 and 2015. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	2016		2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial asset:
Cash and cash equivalents	$13,535	13,535	27,294	27,294
Financial liability:
Long-term debt	$431,500	464,357	411,500	425,626

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these investments.

Long-term debt – The fair value of senior notes was estimated based on quoted market prices for the same or similar debt instruments with similar terms and remaining maturities, which is classified as Level 2 in the "Fair Value Hierarchy", where the fair value is determined by using valuation techniques that refer to observable market data. The Partnership presently intends to maintain the current schedule of maturities for the 2001 Senior Notes, which will result in no gains or losses on its repayment. The fair value of the 2011 Credit Agreement approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

(c)    Other Recurring Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of other items measured and recorded at fair value on a recurring basis as of December 31, 2016 and 2015:

	2016		2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Natural gas imbalance asset	$44	44	135	135
Related party natural gas imbalance asset	951	951	228	228
Natural gas imbalance liability	$2,484	2,484	819	819

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

8.    TRANSACTIONS WITH MAJOR CUSTOMERS

For the year ended December 31, 2016, shippers providing significant operating revenues to the Partnership were BP Canada, Tenaska Marketing Ventures, ONEOK Rockies Midstream, L.L.C. (ONEOK Rockies), a subsidiary of ONEOK Partners, and EDF Trading North America with revenues of $29.5 million, $28.5 million, $28.4 million and $27.9 million, respectively. At December 31, 2016, Sequent Energy Management, Tenaska Marketing Ventures, and ONEOK Rockies owed the Partnership approximately $3.2 million, $2.9 million, and $2.6 million, respectively, which is greater than 10 percent of the Partnership's trade accounts receivable.

F-44    TC PipeLines, LP Annual Report 2016

For the year ended December 31, 2015, shippers providing significant operating revenues to the Partnership were BP Canada and Sequent Energy Management with revenues of $26.2 million and $24.7 million, respectively. At December 31, 2015, BP Canada owed the Partnership approximately $2.4 million, which is greater than 10 percent of the Partnership's trade accounts receivable.

For the year ended December 31, 2014, shippers providing significant operating revenues to the Partnership were BP Canada and Tenaska Marketing Ventures with revenues of $24.9 million and $23.4 million, respectively.

9.    TRANSACTIONS WITH RELATED PARTIES

The day-to-day management of the Partnership's affairs is the responsibility of TransCanada Northern Border, Inc., (TransCanada Northern Border) pursuant to an operating agreement between TransCanada Northern Border and the Partnership effective April 1, 2007. TransCanada Northern Border utilizes the services of TransCanada Corporation (TransCanada) and its affiliates for management services related to the Partnership. The Partnership is charged for the capital, salaries, benefits and expenses of TransCanada and its affiliates attributable to the Partnership's operations. For the years ended December 31, 2016, 2015, and 2014, the Partnership's charges from TransCanada and its affiliates totaled approximately $32.0 million, $36.4 million, and $35.1 million, respectively. The impact of these charges on the Partnership's income was $24.4 million, $28.0 million, and $31.0 million, respectively. At December 31, 2016 and 2015, the Partnership owed $3.5 million and $4.8 million, respectively, to these affiliates classified as related party payables on the balance sheets.

For the years ended December 31, 2016, 2015, and 2014, the Partnership had contracted firm capacity held by one customer affiliated with one of the Partnership's general partners. Revenues from ONEOK Rockies for 2016, 2015, and 2014 were $28.4 million, $22.6 million, and $11.1 million, respectively. At December 31, 2016 and 2015, the Partnership had outstanding receivables from ONEOK Rockies of $2.6 million and $2.1 million, respectively.

10.    CASH DISTRIBUTION AND CONTRIBUTION POLICY

The Partnership's General Partnership Agreement provides that distributions to its partners are to be made on a pro rata basis according to each partner's capital account balance. The Partnership's Management Committee determines the amount and timing of the distributions to its partners including equity contributions and the funding of growth capital expenditures. In addition, any inability to refinance maturing debt will be funded by equity contributions. Any changes to, or suspension of, the Partnership's cash distribution policy requires the unanimous approval of the Management Committee. The Partnership's cash distributions are equal to 100 percent of its distributable cash flow as determined from its financial statements based upon earnings before interest, taxes, depreciation and amortization less interest expense and maintenance capital expenditures. Effective April 1, 2016, the Partnership transitioned from quarterly distributions paid approximately one month following the end of the quarter to monthly distributions paid approximately one month following the end of each reported month.

For the years ended December 31, 2016, 2015, and 2014, the Partnership paid distributions to its general partners of $209.8 million, $182.2 million, and $175.0 million, respectively.

11.    SUBSEQUENT EVENTS

On January 9, 2017, the Management Committee of the Partnership declared a cash distribution in the amount of $16.5 million. The distribution was paid on January 31, 2017.

On February 15, 2017, the Management Committee of the Partnership declared a cash distribution in the amount of $17.7 million. The distribution will be paid on February 28, 2017.

Subsequent events have been assessed through February 17, 2017, which is the date the financial statements were issued, and we concluded there were no events or transactions during this period that would require recognition or disclosure in the financial statements other than those already reflected.

TC PipeLines, LP Annual Report 2016    F-45

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
Independent Auditors' Report

The Partners and the Management Committee
Great Lakes Gas Transmission Limited Partnership:

Report on the Financial Statements

We have audited the accompanying financial statements of Great Lakes Gas Transmission Limited Partnership (the Partnership), which comprise the balance sheets as of December 31, 2016 and 2015, and the related statements of income and partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Gas Transmission Limited Partnership as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
February 17, 2017

F-46    TC PipeLines, LP Annual Report 2016

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
BALANCE SHEETS

December 31, (In Thousands)	2016	2015

Assets
Current assets:
Cash and cash equivalents	$ 39	48
Demand loan receivable from affiliate	27,144	51,072
Accounts receivable:
Trade	7,351	5,230
Affiliates	19,185	16,869
Materials and supplies	10,150	10,614
Other	2,287	2,144

Total current assets	66,156	85,977

Property, plant, and equipment:
Property, plant, and equipment	2,087,281	2,076,414
Construction work in progress	5,853	3,385

	2,093,134	2,079,799
Less accumulated depreciation and amortization	(1,379,043)	(1,352,605)

Total property, plant, and equipment, net	714,091	727,194

Total assets	$ 780,247	813,171

Liabilities and Partners' Capital
Current liabilities:
Accounts payable:
Trade	$ 11,772	10,623
Affiliates	3,744	4,244
Provision for revenue sharing refund	7,200	1,900
Current maturities of long-term debt	19,000	19,000
Taxes payable (other than income)	7,990	7,720
Accrued interest	6,543	6,859
Other	2,767	9

Total current liabilities	59,016	50,355
Long-term debt, net of current maturities	258,712	277,630
Other noncurrent liabilities	226	235
Partners' capital	462,293	484,951

Total liabilities and partners' capital	$ 780,247	813,171

See accompanying notes to financial statements.

TC PipeLines, LP Annual Report 2016    F-47

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
STATEMENTS OF INCOME AND PARTNERS' CAPITAL

Years ended December 31, (In Thousands)	2016	2015	2014

Operating revenues, net (Note 2(j))	$ 179,133	176,901	145,667
Operating expenses:
Operation and maintenance	58,048	49,222	42,399
Depreciation and amortization	27,911	27,756	27,736
Taxes, other than income	10,872	10,637	10,774

Total operating expenses	96,831	87,615	80,909

Operating income	82,302	89,286	64,758
Other income, net	521	1,511	881
Interest and debt expense	(22,295)	(23,946)	(25,424)
Affiliated interest income	114	54	30

Net income	$ 60,642	66,905	40,245

Partners' capital:
Balance at beginning of year	$ 484,951	460,446	459,601
Net income	60,642	66,905	40,245
Distributions to partners	(102,300)	(61,400)	(58,400)
Contributions from partners	19,000	19,000	19,000

Balance at end of year	$ 462,293	484,951	460,446

See accompanying notes to financial statements.

F-48    TC PipeLines, LP Annual Report 2016

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

Years ended December 31, (In Thousands)	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 60,642	66,905	40,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,911	27,756	27,736
Allowance for funds used during construction, equity	(263)	(78)	(46)
Amortization of debt issuance cost, reported as part of interest expense	82	46	45
Asset and liability changes:
Accounts receivable	(4,437)	2,191	(7,548)
Other current assets	321	(1,107)	1,135
Accounts payable	1,043	(941)	5,011
Provision for revenue refund	5,300	1,900	–
Other current liabilities	2,712	(9,579)	4,435
Noncurrent liabilities	(9)	(10)	(9)

Net cash provided by operating activities	93,302	87,083	71,004

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(14,885)	(7,265)	(3,400)
Net change in demand loan receivable from affiliate	23,928	(20,670)	(8,473)
Other	(54)	2,263	(742)

Net cash provided by (used in) investing activities	8,989	(25,672)	(12,615)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Payments for retirement of long-term debt	(19,000)	(19,000)	(19,000)
Distributions to partners	(102,300)	(61,400)	(58,400)
Contributions from partners	19,000	19,000	19,000

Net cash used in financing activities	(102,300)	(61,400)	(58,400)

Net change in cash and cash equivalents	(9)	11	(11)
Cash and cash equivalents at beginning of year	48	37	48

Cash and cash equivalents at end of year	$ 39	48	37

Supplemental cash flow information:
Interest paid, net of capitalized interest	$ 22,529	24,153	25,691

See accompanying notes to financial statements.

TC PipeLines, LP Annual Report 2016    F-49

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Great Lakes Gas Transmission Limited Partnership (the Partnership) is a Delaware limited partnership that owns 2,115 miles of natural gas pipeline system, which transports natural gas for delivery to wholesale customers in the midwestern and northeastern United States (U.S.) and eastern Canada. The partners and partnership ownership percentages at December 31, 2016 and 2015 were as follows:

Ownership percentage

General Partners:
TransCanada GL, Inc.	46.45
TC GL Intermediate Limited Partnership	46.45
Limited Partner:
Great Lakes Gas Transmission Company	7.10

Great Lakes Gas Transmission Company (the Company) and TransCanada GL, Inc. are wholly owned indirect subsidiaries of TransCanada Corporation (TransCanada). TC GL Intermediate Limited Partnership's parent, TC PipeLines, LP is also an indirect subsidiary of TransCanada.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of Presentation

The Partnership's financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (GAAP). Certain prior year amounts have been reclassified to conform to the current year presentation.

(b)    Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)    Cash and Cash Equivalents

The Partnership's cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair value.

(d)    Accounting for Regulated Operations

The Partnership's natural gas pipeline is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act of 1978. Financial Accounting Standards Board Accounting Standards Codification (ASC) 980, Regulated Operations, provides that rate regulated enterprises account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates are designed to recover the costs of providing the regulated service, and if the competitive environment makes it probable that such rates can be charged and collected. At December 31, 2016, the Partnership had a regulatory liability amounting to $2.8 million reported as part of other within the current liabilities section of the balance sheet. The liability is a volumetric fuel tracker that is settled with in-kind exchanges with customers continually. As of December 31, 2016 and 2015, there were no other significant regulatory assets or liabilities reflected in these financial statements.

(e)    Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, except for those receivables subject to late charges. The Partnership maintains an allowance for doubtful accounts for estimated losses on accounts receivable, if it is determined the Partnership will not collect all or part of the outstanding receivable balance. The Partnership regularly reviews its allowance for doubtful accounts and establishes or adjusts the allowance as necessary using the specific-identification method. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is no longer considered probable. There were no accounts charged to the allowance in 2016 and 2015.

F-50    TC PipeLines, LP Annual Report 2016

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

(g)    Material and Supplies

The Partnership's inventories primarily consist of materials and supplies and are carried at lower of weighted average cost or market.

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

The Partnership uses the composite (group) method to depreciate property, plant, and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. The depreciation rate is applied to the total cost of the group until its net book value equals its salvage value. All asset groups are depreciated using the FERC depreciation rates. Effective November 1, 2013 under a rate settlement approved by the FERC on November 14, 2013, the substantial portion of the Partnership's principal operating assets are being depreciated at an annual rate of 1.28%. The remaining assets are depreciated at annual rates ranging from 2.33% to 20.00%. Using these rates, the remaining depreciable life of these assets ranges from 1 to 44 years.

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

(j)    Revenue Recognition

The Partnership's revenues are primarily generated from transportation services. Revenues for all services are based on the quantity of gas delivered or subscribed at a price specified in the contract. For the Partnership's transportation services, reservation revenues are recognized on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported. For interruptible or volumetric-based services, the Partnership records revenues when physical deliveries of natural gas are made at the agreed-upon delivery point. The Partnership does not take ownership of the gas that it transports. The Partnership is subject to FERC regulations, and as a result, revenues the Partnership collects may be subject to refund in a rate proceeding. The Partnership establishes allowances for these potential refunds. The Partnership was not engaged in a rate proceeding at December 31, 2016 or 2015 and as such there are no allowances reflected in these financial statements.

The Partnership operates under a FERC approved 2013 rate settlement that includes a revenue sharing mechanism that requires the Partnership share with its shippers 50% of any qualifying revenues earned during the year that result in a return on equity (ROE) above 13.25%. Qualifying revenues above a 20% ROE are returned to shippers at 100%. The Partnership establishes a provision for this revenue

TC PipeLines, LP Annual Report 2016    F-51

sharing. Accordingly, the revenues presented in the statement of income for the year ended December 31, 2016 and 2015 were net of a $7.8 million and $1.9 million estimated revenue sharing provision, respectively. No such provision was recognized for the year ended December 31, 2014. During 2016, the calculation of the 2015 refund was finalized and a total of $2.5 million was refunded to qualifying shippers in November 2016. For the year ended December 31, 2016, the Partnership has recorded a $7.2 million estimated revenue sharing provision that the Partnership expects to be refunded to qualified shippers in 2017. Approximately 85% of the 2015 refund was to affiliates and the Partnership expects a significant percentage of the 2016 refund will be to affiliates as well.

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

The Partnership has determined it has legal obligations associated with its natural gas pipelines and related transmission facilities. The obligations relate primarily to purging and sealing the pipelines if they are abandoned. The Partnership is also required to operate and maintain its natural gas pipeline system, and intends to do so as long as supply and demand for natural gas exists, which the Partnership expects for the foreseeable future. Therefore, the Partnership believes its natural gas pipeline system assets have indeterminate lives and, accordingly, has recorded no asset retirement obligation as of December 31, 2016 and 2015. The Partnership continues to evaluate its asset retirement obligations and future developments that could impact amounts it records.

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

(m)    Imputation of Interest

In April 2015, the FASB issued Accounting Standard Update (ASU) No. 2015-03 Interest – Imputation of Interest (Subtopic 835-30), an amendment of previously issued guidance on imputation of interest. This updated guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with debt discounts or premiums. The recognition and measurement for debt issuance costs was not affected. This guidance was effective on January 1, 2016 and was implemented retrospectively resulting in a reclassification of debt issuance costs previously recorded in other noncurrent assets at December 31, 2015, to an offset of their respective debt liabilities on the Partnership's balance sheets. The application of this guidance did not have a material effect on the Partnership's financial statements.

(n)    Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," an amendment of previously issued guidance, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance is effective January 1, 2018, however since early adoption is permitted, the Partnership elected to retrospectively apply this guidance effective December 31, 2016. The application of this guidance did not have an impact on the Partnership's statement of cash flows.

F-52    TC PipeLines, LP Annual Report 2016

3.    ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Revenue from Contracts with Customers

In 2014, the FASB issued new guidance on revenue from contracts with customers. Current guidance allows for revenue recognition when certain criteria are met. The new guidance requires that an entity recognizes revenue with a five step model. This model is used to depict the transfer of promised goods or services to customers in an amount that reflects the total consideration to which the company expects to be entitled, during the term of the contract, in exchange for those goods or services. The Partnership will adopt the new standard on the effective date of January 1, 2018. There are two methods in which the new standard can be applied: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect recognized at the date of initial application. The Partnership is evaluating both methods of adoption as it works through its analysis. The Partnership has identified all existing customer contracts or groups of contracts to identify any significant differences and the impact on revenues as a result of implementing the new standard. As the Partnership continues its contract analysis, it will also quantify the impact, if any, on prior period revenues. The Partnership will address any system and process changes necessary to compile the information to meet the disclosure requirements of the new standard. As the Partnership is currently evaluating the impact of this standard, it has not yet determined the effect on its financial statements.

Leases

In 2016, the FASB issued new guidance, which requires lessees to recognize most leases, including operating leases, on the balance sheet as lease assets and lease liabilities. In addition, lessees will be required to reassess assumptions associated with existing leases as well as to provide expanded qualitative and quantitative disclosures. The new standard does not make extensive changes to lessor accounting. The new guidance is effective January 1, 2019, however the Partnership is evaluating the option to early adopt. The Partnership is currently identifying existing lease agreements that are within the scope of the new guidance that may have an impact on its financial statements as a result of adopting this new guidance.

4.    COMMITMENTS AND CONTINGENCIES

(a)    Legal Proceedings

On October 29, 2009, the Partnership filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC and certain Foreign Essar Affiliates (collectively, Essar) for breach of its monthly payment obligation under its transportation services agreement with the Partnership. The Partnership sought to recover approximately $33 million for past and future payments due under the agreement. During the first quarter of 2013, the Federal District Court ruled favorably on a summary judgment motion for the Partnership and dismissed Essar's defenses. In July 2013, the Essar Defendants made an offer of judgment to the Partnership narrowing the issue for trial to the appropriate discount rate on the damages. On October 10, 2014, the District Court issued an Order striking Essar's discount rate expert. Trial on damages was scheduled for October 27, 2014; however, Essar objected to the jurisdiction of the District Court and filed a motion to dismiss the case. On May 4, 2015, the U.S. District Court, District of Minnesota, denied Essar's motion to dismiss for lack of subject matter jurisdiction and set the case for trial in August 2015. Following the trial of the matter, on September 16, 2015, the federal district court judge entered an order in the amount of $32.9 million in favor of the Partnership. On September 20, 2015, Essar appealed the decision to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) based on an allegation of improper jurisdiction and a number of other rulings by the federal district judge. Essar was required to post a performance bond for the full value of the judgment pending appeal. In July 2016, Essar Minnesota filed for Bankruptcy. The Foreign Essar Affiliates entities have not filed for bankruptcy.

The Eighth Circuit heard the appeal on October 20, 2016. A decision on the appeal was received in December and the Eighth Circuit vacated Great Lakes' judgment against Essar finding that there was no federal jurisdiction. Great Lakes filed a Request for Rehearing with the Eighth Circuit and it was denied in January 2017. Great Lakes has ninety (90) days to appeal to the U.S. Supreme Court on Certiorari. In the alternative, it may proceed with its lawsuit against the Foreign Essar Affiliates in the state of Minnesota.

The Partnership and its affiliates are named as defendants in legal proceedings that arise in the ordinary course of the Partnership's business. For each of the Partnership's legal matters, the Partnership evaluates the merits of the case, the Partnership's exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. If the Partnership determines that an unfavorable outcome is probable and can be estimated, the Partnership establishes the necessary accruals. As further information becomes available, or other relevant developments occur, the Partnership may accrue amounts accordingly. Based upon the Partnership's evaluation and experience to date, the Partnership did not recognize any accrual for its outstanding legal matters at December 31, 2016.

TC PipeLines, LP Annual Report 2016    F-53

(b)    Regulatory Matters

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

5.    LONG-TERM DEBT

The Partnership's outstanding long-term debt consisted of the following at December 31:

(In thousands)	2016	2015

6.73% series Senior Notes due 2016 to 2018	$18,000	27,000
9.09% series Senior Notes due 2016 to 2021	50,000	60,000
6.95% series Senior Notes due 2019 to 2028	110,000	110,000
8.08% series Senior Notes due 2021 to 2030	100,000	100,000
Unamortized Debt Issuance Costs	(288)	(370)

	277,712	296,630
Less current maturities	19,000	19,000

Total long-term debt less current maturities	$258,712	277,630

The aggregate annual required repayment of long-term debt is $19.0 million for each year from 2017 through 2018, $21.0 million for each year 2019 through 2020, and $31.0 million for 2021. Aggregate required repayments of long-term debt thereafter total $167.0 million.

The Partnership is required to comply with certain financial, operational, and legal covenants. Under the most restrictive covenants in the Senior Note Agreements, approximately $150.0 million of partners' capital was restricted as to distributions as of December 31, 2016. As of December 31, 2016 Partnership was in compliance with all of its financial covenants.

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

F-54    TC PipeLines, LP Annual Report 2016

(b)    Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at December 31, 2016 and 2015. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	2016		2015
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$39	39	48	48
Demand loan receivable	27,144	27,144	51,072	51,072
Financial liabilities:
Long-term debt	$278,000	353,897	297,000	361,579

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

(c)    Other Recurring Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of other items measured and recorded at fair value on a recurring basis as of December 31, 2016 and 2015:

	2016		2015
(In thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Affiliate natural gas imbalance asset	$4,366	4,366	1,510	1,510
Natural gas imbalance asset	$322	322	420	420
Affiliate natural gas imbalance liability	$12	12	1,104	1,104
Natural gas imbalance liability	$3,049	3,049	1,546	1,546

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

7.    TRANSACTIONS WITH AFFILIATED COMPANIES

(a)    Cash Management Program

The Partnership participates in TransCanada's cash management program, which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. Monies advanced under the program are considered loans, accruing interest and repayable on demand. The Partnership receives interest on monies advanced to TransCanada at the rate of interest earned by TransCanada on its short-term cash investments. The Partnership pays interest on monies advanced from TransCanada based on TransCanada's short-term borrowing costs. At December 31, 2016 and 2015, the Partnership had a demand loan receivable from TransCanada of $27.1 million and $51.1 million, respectively.

TC PipeLines, LP Annual Report 2016    F-55

(b)    Affiliate Revenues and Expenses

The Partnership earns significant transportation revenues from TransCanada and its affiliates under contracts, which provide both discounted and maximum recourse rates. The contracts are on the same terms as would be available to other shippers and the substantial majority of the Partnerships' affiliated revenue is derived from short term contracts with minor contracted volumes extending through 2032.

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

The following table shows revenues and charges from the Partnerships' affiliates for the years ended December 31:

(In thousands)	2016	2015	2014

Transportation revenues from affiliates	$127,932	125,296	71,414
Rental revenue from affiliates	1,680	1,803	1,947
Costs charged from affiliates	30,100	30,022	29,722
*
Transportation revenues from affiliates represent the amount recognized by the Partnership before any allowance on revenue sharing and represent 68%, 70% and 49%, of the Partnership's total revenues for the year ended December 31, 2016, 2015 and 2014, respectively.

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

On January 12, 2017, the Management Committee of the Partnership declared a cash distribution in the amount of $14.1 million to the partners. The distribution was paid on February 1, 2017.

9.    SUBSEQUENT EVENTS

Subsequent events have been assessed through February 17, 2017, which is the date the financial statements were issued, and we concluded there were no events or transactions during this period that would require recognition or disclosure in the financial statements other than those already reflected.

F-56    TC PipeLines, LP Annual Report 2016