Form 10-Q
period 2017-03-31
TC PIPELINES LP
filed 2017-05-04
CIK 1075607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 2, 2017, there were 68,938,577 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated July 1, 2013
2015 GTN Acquisition	Partnership’s acquisition of the remaining 30 percent interest in GTN on April 1, 2015
2015 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement dated September 30, 2015
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market equity issuance program
Bison	Bison Pipeline LLC
Carty Lateral	GTN lateral pipeline in north-central Oregon that delivers natural gas to a power plant owned by Portland General Electric Company
Consolidated Subsidiaries	GTN, Bison, North Baja and Tuscarora
DOT	U.S. Department of Transportation
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
IDRs	Incentive Distribution Rights
ILPs	Intermediate Limited Partnerships
LIBOR	London Interbank Offered Rate
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja, Tuscarora, and PNGTS
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of the Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
PNGTS	Portland Natural Gas Transmission System
PNGTS Acquisition	Partnership’s acquisition of a 49.9 percent interest in PNGTS, effective January 1, 2016
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior facility under revolving credit agreement as amended and restated, dated November 10, 2016
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America
VIEs	Variable Interest Entities

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

PART I

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are identified by words and phrases such as: “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “forecast,” “should,” “predict,” “could,” “will,” “may,” and other terms and expressions of similar meaning. The absence of these words, however, does not mean that the statements are not forward-looking. These statements are based on management’s beliefs and assumptions and on currently available information and include, but are not limited to, statements regarding anticipated financial performance, future capital expenditures, liquidity, market or competitive conditions, regulations, organic or strategic growth opportunities, contract renewals and ability to market open capacity, business prospects, outcome of regulatory proceedings and cash distributions to unitholders.

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

These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2016. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars, except per common unit amounts)	2017	2016

Transmission revenues	89	86
Equity earnings (Note 4)	43	42
Operation and maintenance expenses	(12)	(10)
Property taxes	(5)	(5)
General and administrative	(2)	(2)
Depreciation	(22)	(21)
Financial charges and other (Note 13)	(16)	(17)
Net income	75	73

Net income attributable to controlling interests	75	73

Net income attributable to controlling interest allocation
Common units	72	71
General Partner	3	2
	75	73

Net income per common unit (Note 7) — basic and diluted	$1.05	$1.10

Weighted average common units outstanding — basic and diluted (millions)	68.3	64.4

Common units outstanding, end of period (millions)	68.6	64.7

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2017	2016

Net income	75	73
Other comprehensive income
Change in fair value of cash flow hedges (Note 11)	1	(2)
Reclassification to net income of gains and losses on cash flow hedges (Note 11)	—	—
Comprehensive income	76	71

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	60	50
Accounts receivable and other (Note 12)	34	37
Distribution receivable from affiliate (Note 10)	2	3
Inventories	7	7
Other	4	5
	107	102
Equity investments (Note 4)	1,062	1,044
Plant, property and equipment (Net of $914 accumulated depreciation; 2016 - $892)	1,866	1,881
Goodwill	130	130
Other assets	1	1
	3,166	3,158

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	24	27
Accounts payable to affiliates (Note 10)	6	7
Accrued interest	13	9
Current portion of long-term debt (Note 5)	23	23
	66	66
Long-term debt, net (Note 5)	1,786	1,835
Other liabilities	28	28
	1,880	1,929
Common units subject to rescission (Note 6)	64	83

Partners’ Equity
Common units	1,098	1,002
Class B units (Note 6)	95	117
General partner	28	27
Accumulated other comprehensive loss	1	—
Controlling interests	1,222	1,146
	3,166	3,158

Variable Interest Entities (Note 16)

Subsequent Events (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2017	2016

Cash Generated From Operations
Net income	75	73
Depreciation	22	21
Amortization of debt issue costs reported as interest expense	—	1
Equity earnings from equity investments (Notes 3 and 4)	(43)	(42)
Distributions received from operating activities of equity investments (Note 3)	31	41
Change in operating working capital (Note 9)	5	6
	90	100
Investing Activities
Investment in Great Lakes (Note 4)	(4)	(4)
Acquisition of PNGTS	—	(193)
Capital expenditures	(7)	(11)
	(11)	(208)
Financing Activities
Distributions paid (Note 8)	(68)	(60)
Distributions paid to Class B units (Note 6)	(22)	(12)
Common unit issuance, net (Note 6)	71	—
Common unit issuance subject to rescission, net (Note 6)	—	19
Long-term debt issued, net of discount (Note 5)	—	195
Long-term debt repaid (Note 5)	(50)	(25)
	(69)	117
Increase/(decrease) in cash and cash equivalents	10	9
Cash and cash equivalents, beginning of period	50	39
Cash and cash equivalents, end of period	60	48

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Limited Partners				General	Accumulated Other Comprehensive	Total
	Common Units		Class B Units		Partner	Income (a)	Equity
(unaudited)	(millions of units)	(millions of dollars)	(millions of units)	(millions of dollars)	(millions of dollars)	(millions of dollars)	(millions of dollars)

Partners’ Equity at December 31, 2016	67.4	1,002	1.9	117	27	—	1,146
Net income	—	72	—	—	3	—	75
Other Comprehensive Loss	—	—	—	—	—	1	1
ATM Equity Issuance, net (Note 6)	1.2	69	—	—	2	—	71
Reclassification of common units no longer subject to rescission (Note 6)	—	19	—	—	—	—	19
Distributions	—	(64)	—	(22)	(4)	—	(90)
Partners’ Equity at March 31, 2017	68.6	1,098	1.9	95	28	1	1,222

(a)              Income related to cash flow hedges reported in Accumulated Other Comprehensive Income and expected to be reclassified to Net Income in the next 12 months is estimated to be $1 million. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual value of interest rates at the date of settlement.

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

NOTE 2        SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. That report contains a more comprehensive summary of the Partnership’s significant accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, and considered necessary to present fairly the financial position of the Partnership, the results of operations and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except as described in Note 3, Accounting Pronouncements.

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

NOTE 3        ACCOUNTING PRONOUNCEMENTS

Retrospective application of ASU No 2016-15  “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”

In August 2016, the FASB issued an amendment of previously issued guidance, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance is effective January 1, 2018, however as early adoption is permitted, the Partnership elected to retrospectively apply this guidance effective December 31, 2016. The Partnership has elected to classify distributions received from equity method investees using the nature of distributions approach as it is more representative of the nature of the underlying activities of the investees that generated the distributions. As a result, certain comparative period distributions received from equity method investees, amounting to $8 million for the three months ended March 31, 2016, have been reclassified from investing activities to cash generated from operations in the consolidated statement of cash flows.

Effective January 1, 2017

Inventory

In July 2015, the FASB issued new guidance on simplifying the measurement of inventory. The new guidance specifies that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This new guidance was effective January 1, 2017, and was applied prospectively and did not have a material impact on the Partnership’s consolidated balance sheet.

Equity method and joint ventures

In March 2016, the FASB issued new guidance that simplifies the transition to equity method accounting. The new guidance eliminates the requirement to retroactively apply the equity method of accounting when an increase in ownership interest in an investment qualifies for equity method accounting. The new guidance is effective January 1, 2017 and was applied prospectively. The application of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

Consolidation

In October 2016, the FASB issued new guidance on consolidation relating to interests held through related parties that are under common control.  The new guidance amends the consolidation requirements such that if a decision maker is required to evaluate whether it is the primary beneficiary of a variable interest entry (VIE), it will need to consider only its proportionate indirect interest in the VIE held through common control party.  The guidance was effective January 1, 2017, was applied retrospectively and did not result in any change to our consolidation conclusions.

Future accounting changes

Revenue from contracts with customers

In 2014, the FASB issued new guidance on revenue from contracts with customers. The new guidance requires that an entity recognize revenue in accordance with a five-step model. This model is used to depict the transfer of promised goods or services to customers in an amount that reflects the total consideration to which it expects to be entitled during the term of the contract in exchange for those goods or services. The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and the related cash flows. The Partnership will adopt the new standard on the effective date of January 1, 2018. There are two methods in which the new standard can be adopted: (1) a full retrospective approach with restatement of all prior periods presented, or (2) a modified retrospective approach with a cumulative-effect adjustment as of the date of adoption. The Partnership is evaluating both methods of adoption as it works through its analysis.

The Partnership has identified all existing customer contracts that are within the scope of the new guidance and is in the process of analyzing individual contracts or groups of contracts on a segmented basis to identify any significant changes in how revenues are recognized as a result of implementing the new standard. As the Partnership continues its contract analysis, it will also quantify the impact, if any, on prior period revenues. The Partnership will address any system and process changes necessary to compile the information to meet the recognition and disclosure requirements of the new standard. As the Partnership is currently evaluating the impact of this standard, it has not yet determined the effect on its consolidated financial statements.

Leases

In February 2016, the FASB issued new guidance on the accounting for leases. The new guidance amends the definition of a lease requiring the customer to have both (1) the right to obtain substantially all of the economic benefits from the use of the asset and (2) the right to direct the use of the asset in order for the arrangement to qualify as a lease. The new guidance requires lessees to recognize most leases, including operating leases, on the balance sheet as lease assets and lease liabilities. The new standard does not make extensive changes to lessor accounting. Lessees may also be required to reassess assumptions associated with existing leases as well as to provide expanded qualitative and quantitative disclosures. The new guidance is effective January 1, 2019. The Partnership is currently identifying existing lease agreements that may have an impact on the Company’s consolidated financial statements as a result of adopting this new guidance.

Goodwill Impairment

In January 2017, the FASB issued new guidance on simplifying the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure the impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This new guidance is effective January 1, 2020 and will be applied prospectively. Early adoption is permitted. The Partnership is currently evaluating the impact of the adoption of this guidance and has not yet determined the effect on its consolidated financial statements.

NOTE 4        EQUITY INVESTMENTS

Northern Border, Great Lakes and PNGTS are regulated by FERC and are operated by TransCanada. The Partnership uses the equity method of accounting for its interests in its equity investees. The Partnership’s equity investments are held through our ILPs that are considered to be variable interest entities (VIEs) (refer to Note 16).

	Ownership	Equity Earnings		Equity Investments
	Interest at	Three months
(unaudited)	March 31,	ended March 31,		March 31,	December 31,
(millions of dollars)	2017	2017	2016	2017	2016

Northern Border(a)	50%	19	18	441	444
Great Lakes	46.45%	17	15	489	474
PNGTS (b)	49.9%	7	9	132	126
		43	42	1,062	1,044

(a)  Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s additional 20 percent interest acquisition in April 2006.

(b) For the three months ending March 31, 2017 and 2016, the Partnership recorded no undistributed earnings from PNGTS.

Northern Border

The Partnership did not have undistributed earnings from Northern Border for the three months ended March 31, 2017 and 2016.

The summarized financial information for Northern Border is as follows:

(unaudited)
(millions of dollars)	March 31, 2017	December 31, 2016

ASSETS
Cash and cash equivalents	18	14
Other current assets	36	36
Plant, property and equipment, net	1,085	1,089
Other assets	15	14
	1,154	1,153

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	44	38
Deferred credits and other	29	28
Long-term debt, including current maturities, net	430	430
Partners’ equity
Partners’ capital	653	659
Accumulated other comprehensive loss	(2)	(2)
	1,154	1,153

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2017	2016

Transmission revenues	74	74
Operating expenses	(17)	(16)
Depreciation	(15)	(15)
Financial charges and other	(4)	(6)
Net income	38	37

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2017. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership did not have undistributed earnings from Great Lakes for the three months ended March 31, 2017 and 2016.

The summarized financial information for Great Lakes is as follows:

(unaudited)
(millions of dollars)	March 31, 2017	December 31, 2016

ASSETS
Current assets	86	66
Plant, property and equipment, net	708	714
	794	780

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	31	40
Long-term debt, including current maturities, net	269	278
Partners’ equity	494	462
	794	780

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2017	2016

Transmission revenues	63	61
Operating expenses	(14)	(15)
Depreciation	(7)	(7)
Financial charges and other	(5)	(6)
Net income	37	33

NOTE 5        DEBT AND CREDIT FACILITIES

(unaudited) (millions of dollars)	March 31, 2017	Weighted Average Interest Rate for the Quarter Ended March 31, 2017		December 31, 2016	Weighted Average Interest Rate for the Year Ended December 31, 2016

TC PipeLines, LP
Senior Credit Facility due 2021	110	2.03%		160	1.72%
2013 Term Loan Facility due July 2018	500	2.03%		500	1.73%
2015 Term Loan Facility due September 2018	170	1.93%		170	1.63%
4.65% Unsecured Senior Notes due 2021	350	4.65	%(a)	350	4.65	%(a)
4.375% Unsecured Senior Notes due 2025	350	4.375	%(a)	350	4.375	%(a)
GTN
5.29% Unsecured Senior Notes due 2020	100	5.29	%(a)	100	5.29	%(a)
5.69% Unsecured Senior Notes due 2035	150	5.69	%(a)	150	5.69	%(a)
Unsecured Term Loan Facility due 2019	65	1.73%		65	1.43%
Tuscarora
Unsecured Term Loan due 2019	10	1.91%		10	1.64%
3.82% Series D Senior Notes due 2017	12	3.82	%(a)	12	3.82	%(a)
	1,817			1,867
Less: unamortized debt issuance costs and debt discount	8			9
Less: current portion	23			23
	1,786			1,835

(a)              Fixed interest rate

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 10, 2021, under which $110 million was outstanding at March 31, 2017 (December 31, 2016 - $160 million), leaving $390 million available for future borrowing. The LIBOR-based interest rate on the Senior Credit Facility was 2.04 percent at March 31, 2017 (December 31, 2016 — 1.92 percent).

As of March 31, 2017, the variable interest rate exposure related to 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 2.31 percent (December 31, 2016 — 2.31 percent). Prior to hedging activities, the LIBOR-based interest rate on 2013 Term Loan Facility was 2.04 percent at March 31, 2017 (December 31, 2016 — 1.87 percent).

The LIBOR-based interest rate on the 2015 Term Loan Facility was 1.93 percent at March 31, 2017 (December 31, 2016 — 1.77 percent).

The 2013 Term Loan Facility and the 2015 Term Loan Facility (Term Loan Facilities) and the Senior Credit Facility  require the Partnership to maintain a certain leverage ratio (debt to adjusted cash flow [net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains]) no greater than 5.00 to 1.00 for each fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions has been executed, in which case the leverage ratio is to be no greater than 5.50 to 1.00. The leverage ratio was 4.04 to 1.00 as of March 31, 2017.

GTN’s Unsecured Senior Notes, along with GTN’s Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization.  GTN’s total debt to total capitalization ratio at March 31, 2017 was 44.7 percent. The LIBOR-based interest rate on the GTN’s Unsecured Term Loan Facility was 1.73 percent at March 31, 2017 (December 31, 2016 — 1.57 percent).

Tuscarora’s Series D Senior Notes, which require yearly principal payments until maturity, are secured by Tuscarora’s transportation contracts, supporting agreements and substantially all of Tuscarora’s property. The note purchase agreements contain certain provisions that include, among other items, limitations on additional indebtedness and distributions to partners. The Series D Senior Notes contain a covenant that limits total debt to no greater than 45 percent of Tuscarora’s total capitalization.  Tuscarora’s total debt to total capitalization ratio at March 31, 2017 was 21.05 percent. Additionally, the Series D Senior Notes require Tuscarora to maintain a Debt Service Coverage Ratio (cash available from operations divided by a sum of interest expense and principal payments) of greater than 3.00 to 1.00. The ratio was 3.92 to 1.00 as of March 31, 2017.

The LIBOR-based interest rate on the Tuscarora’s Unsecured Term Loan Facility was 2.12 percent at March 31, 2017 (December 31, 2016 —1.90 percent).

At March 31, 2017, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Third Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)

2017	23
2018	691
2019	43
2020	100
2021	460
Thereafter	500
1,817

NOTE 6        PARTNERS’ EQUITY

ATM equity issuance program (ATM program)

During the three months ended March 31, 2017, we issued 1,197,749 common units under our ATM program generating net proceeds of approximately $69 million, plus $2 million from the General Partner to maintain its effective two percent general partner interest. The commissions to our sales agents in the three months ended March 31, 2017 were approximately $704,000. The net proceeds were used for general partnership purposes.

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

For the year ending December 31, 2017, the Class B units’ equity account will be increased by the excess of 30 percent of GTN’s distributions over the annual threshold of $20 million until such amount is declared for distribution and paid in the first quarter of 2018. During the three months ended March 31, 2017, the threshold has not been exceeded.

For the year ended December 31, 2016, the Class B distribution was $22 million and was declared and paid in the first quarter of 2017.

Common unit issuance subject to rescission

In connection with a late filing of an employee-related Form 8-K with the SEC in March 2016, the Partnership became ineligible to use the then effective shelf registration statement upon filing of its 2015 Annual Report. As a result, it was determined that the purchasers of the 1.6 million common units that were issued from March 8, 2016 to May 19, 2016 under the Partnership’s ATM program may have a rescission right for an amount equal to the purchase price paid for the units, plus statutory interest and less any distributions paid, upon the return of such units to the Partnership. No unitholder has claimed or attempted to exercise any rescission rights to date and these rights expire one year from the date of purchase of the unit.

At December 31, 2016, $83 million was recorded as Common units subject to rescission on the consolidated balance sheet.  The Partnership classified all the 1.6 million common units sold under its ATM program from March 8, 2016 up to and including May 19, 2016, which may be subject to rescission rights, outside of equity given the potential redemption feature which is not within the control of the Partnership. These units are treated as outstanding for financial reporting purposes.

At March 31, 2017, $19 million of the Common units subject to rescission on the consolidated balance sheet were reclassified back to equity. The amount reclassified represents the net proceeds received from the 0.4 million units sold from March 8, 2016 up to and including March 31, 2016 as the rescission rights attached to these units expired.

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

The amount allocable to the Class B units in 2017 equals 30 percent of GTN’s distributable cash flow during the year ended December 31, 2017 less $20 million (December 31, 2016 —$20 million). During the three months ended March 31, 2017 and 2016, no amounts were allocated to the Class B units as the annual threshold of $20 million has  not been exceeded.

Net income per common unit was determined as follows:

(unaudited)	Three months ended March 31,
(millions of dollars, except per common unit amounts)	2017	2016

Net income attributable to controlling interests	75	73
Net income attributable to the General Partner	(1)	(1)
Incentive distributions attributable to the General Partner (a)	(2)	(1)
Net income attributable to common units	72	71
Weighted average common units outstanding (millions) — basic and diluted (b)	68.3	64.4
Net income per common unit — basic and diluted	$1.05	$1.10

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

(b)             Includes the common units subject to rescission. These units are treated as outstanding for financial reporting purposes. Refer to Note 6.

NOTE 8        CASH DISTRIBUTIONS TO COMMON UNITS

During the three months ended March 31, 2017, the Partnership distributed $0.94 per common unit (March 31, 2016 — $0.89 per common unit) for a total of $68 million (March 31, 2016 - $60 million).

The distribution paid to our General Partner during the three months ended March 31, 2017 for its effective two percent general partner interest was $2 million along with an IDR payment of $2 million for a total distribution of $4 million (March 31, 2016 - $1 million for the effective two percent interest and a $1 million IDR payment).

NOTE 9        CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Three months ended March 31,
(millions of dollars)	2017	2016

Change in accounts receivable and other	3	(1)
Change in other current assets	2	—
Change in accounts payable and accrued liabilities	(3)	3 (a)
Change in accounts payable to affiliates	(1)	(1)
Change in accrued interest	4	5
Change in operating working capital	5	6

(a)              The accrual of $10 million for the construction of GTN’s Carty Lateral in December 31, 2015 was paid during the first quarter of 2016. Accordingly, the payment was reported as capital expenditures in our cash flow statement during the first quarter of 2016.

NOTE 10      RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs charged to the Partnership by the General Partner were $1 million for each of the three months ended March 31, 2017 and 2016.

As operator, TransCanada’s subsidiaries provide capital and operating services to our pipeline systems. TransCanada’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs.

Capital and operating costs charged to our pipeline systems for the three months ended March 31, 2017 and 2016 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at March 31, 2017 and December 31, 2016 are summarized in the following tables:

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2017	2016

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	8	7
Northern Border (a)	10	6
PNGTS (a)	2	2
GTN (a)	7	6
Bison (b)	1	(1)
North Baja	1	1
Tuscarora	1	1
Impact on the Partnership’s net income:
Great Lakes	3	3
Northern Border	3	3
PNGTS	1	1
GTN	7	5
Bison	1	1
North Baja	1	1
Tuscarora	1	1

(unaudited)
(millions of dollars)	March 31, 2017	December 31, 2016

Net amounts payable to TransCanada’s subsidiaries is as follows:
Great Lakes (a)	3	4
Northern Border (a)	3	4
PNGTS (a)	1	1
GTN	3	3
Bison	—	1
North Baja	—	1
Tuscarora	1	1

(a) Represents 100 percent of the costs.

(b) In March 2016, Bison sold excess pipe (at cost) to an affiliate.

Great Lakes earns significant transportation revenues from TransCanada and its affiliates, some of which are provided at discounted rates and some at maximum recourse rates. For the three months ended March 31, 2017, Great Lakes earned 67 percent of transportation revenues from TransCanada and its affiliates (March 31, 2016 — 76 percent).

At March 31, 2017, $16 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2016 — $19 million).

Great Lakes operates under a FERC approved 2013 rate settlement that includes a revenue sharing mechanism that requires Great Lakes to share with its shippers certain percentages of any qualifying revenues earned above a certain return on equity threshold. For the year ended December 31, 2016, Great Lakes recorded an estimated 2016 revenue sharing provision of $7.2 million. For the three months ended March 31, 2017, Great Lakes recorded an estimated 2017 revenue sharing provision of $3.4 million. Great Lakes expects that a significant percentage of this refund will be paid to its affiliates.

On March 31, 2017, PNGTS declared its first quarter 2017 distribution of $5 million, of which the Partnership received its 49.9 percent share or $2 million on April 18, 2017.

NOTE 11      FAIR VALUE MEASUREMENTS

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

Long-term debt is recorded at amortized cost and classified in Level 2 of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified in Level 2 for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices.  The estimated fair value of the Partnership’s debt at March 31, 2017 and December 31, 2016 was $1,863 million and $1,908 million, respectively.

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At March 31, 2017, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $2 million (both on a gross and net basis).  At December 31, 2016, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $1 million and a liability of $1 million (on a gross basis) and an asset of nil million (on a net basis). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three months ended March 31, 2017 and 2016. The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a gain of $1 million for the three months ended March 31, 2017 (March 31, 2016 — loss of $2 million). For the three months ended March 31, 2017, the net realized loss related to the interest rate swaps was nil million and was included in financial charges and other (March 31, 2016 — nil million) (refer to Note 13).

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2017 (net asset of nil million as of December 31, 2016).

NOTE 12      ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	March 31, 2017	December 31, 2016

Trade accounts receivable, net of allowance of nil	31	34
Imbalance receivable from affiliates	1	2
Other	2	1
	34	37

NOTE 13      FINANCIAL CHARGES AND OTHER

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2017	2016

Interest Expense (a)	16	17
Net realized loss related to the interest rate swaps (b)	—	—
Other Income (b)	—	—
	16	17

(a)              Includes debt issuance costs and amortization of discount costs.

(b)             Nil million for both periods.

NOTE 14      CONTINGENCIES

Great Lakes v. Essar Steel Minnesota LLC, et al. —  On October 29, 2009, Great Lakes filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC (Essar Minnesota) and certain Foreign Essar Affiliates (collectively, Essar) for breach of its monthly payment obligation under its transportation services agreement with Great Lakes. Great Lakes sought to recover approximately $33 million for past and future payments due under the agreement. On September 16, 2015, following a jury trial, the federal district court judge entered a judgment in the amount of $32.9 million in favor of Great Lakes.  On September 20, 2015, Essar appealed the decision to the United States Court of Appeals for the Eighth Circuit (Eighth Circuit) based on an allegation of improper jurisdiction and a number of other rulings by the federal district judge. Essar was required to post a performance bond for the full value of the judgment pending appeal.  In July 2016, Essar Minnesota filed for Bankruptcy. The performance bond was released into the bankruptcy court proceedings.The Foreign Essar Affiliates have not filed for bankruptcy. The Eighth Circuit heard the appeal on October 20, 2016.  A decision on the appeal was received in December 2016 and the Eighth Circuit vacated Great Lakes’ judgment against Essar finding that there was no federal jurisdiction. Great Lakes filed a Request for Rehearing with the Eighth Circuit and it was denied in January 2017. Great Lakes currently is proceeding against Essar Minnesota in the bankruptcy court and its case against the Foreign Essar Affiliates in Minnesota state court remains pending. In April, after reaching agreement with creditors on an allowed claim, the Bankruptcy court approved Great Lakes’ claim in the amount of $31.5 million.

NOTE 15              REGULATORY

North Baja —On January 6, 2017, North Baja notified FERC that current market conditions do not support the replacement of the compression that was temporarily abandoned in 2013 and requested authorization to permanently abandon two compressor units and a nominal volume of unsubscribed firm capacity. FERC approved the permanent abandonment request on February 16, 2017. The abandonments will not have any impact on existing firm transportation service.

Great Lakes- Great Lakes is required to file a new section 4 rate case with rates effective no later than January 1, 2018 as part of the settlement agreement with customers approved in November 2013. On March 31, 2017, Great Lakes submitted a General Section 4 Rate Filing and Tariff Changes with FERC. The rates proposed in the filing will become effective on October 1, 2017, subject to refund, if alternate resolution to the proceeding is not reached prior to that date. Great Lakes has initiated customer discussions regarding the details of the filing and will seek to achieve a mutually beneficial resolution through settlement with its customers.

NOTE 16              VARIABLE INTEREST ENTITIES

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

(unaudited)
(millions of dollars)	March 31, 2017	December 31, 2016

ASSETS (LIABILITIES) *
Accounts receivable and other	21	24
Inventories	6	6
Other current assets	3	4
Equity investments	1,062	1,044
Plant, property and equipment	844	847
Other assets	2	2
Accounts payable and accrued liabilities	(18)	(20)
Accounts payable to affiliates, net	(21)	(28)
Accrued interest	(5)	(1)
Current portion of long-term debt	(23)	(23)
Long-term debt	(313)	(313)
Other liabilities	(26)	(25)

*North Baja and Bison, which are also assets held through our consolidated VIEs, were excluded as the assets of these entities can be used for purposes other than the settlement of the VIE’s obligations.

NOTE 17      SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through May 4, 2017, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On April 25, 2017, the board of directors of our General Partner declared the Partnership’s first quarter 2017 cash distribution in the amount of $0.94 per common unit and payable on May 15, 2017 to unitholders of record as of May 5, 2017. The declared distribution totaled $68 million and payable in the following manner: $65 million to common unitholders (including $5 million to the General Partner as a holder of 5,797,106 common units and $11 million to another subsidiary of TransCanada as holder of 11,287,725 common units) and $3 million to our General Partner, which included $1 million for its effective two percent general partner interest and $2 million of IDRs.

Northern Border declared its March 2017 distribution of $13 million on April 7, 2017, of which the Partnership received its 50 percent share or $7 million on April 28, 2017.

Great Lakes declared its first quarter 2017 distribution of $43 million on April 19, 2017, of which the Partnership received its 46.45 percent share or $20 million. The distribution was paid on May 1, 2017.

On April 24, 2017, Great Lakes reached an agreement on the terms of a potential new long-term transportation capacity contract with its affiliate, TransCanada.  The contract is for a term of 10 years with a total contract value of up to $758 million. The contract may commence as soon as November 1, 2017 and contains termination options beginning in year three. The contract is subject to the satisfaction of certain conditions, including but not limited to approval by the Canadian National Energy Board of an associated contract between TransCanada and third party customers. Great Lakes current rate structure includes a revenue sharing mechanism that requires Great Lakes to share with its customers certain percentages of any qualifying revenues earned above a calculated return on equity threshold. Additionally, Great Lakes is currently pursuing resolution of its March 31, 2017 General Section 4 Rate

Filing (refer to Note 15). We cannot predict the cumulative impact of these circumstances to the Partnership’s earnings at this time.

On May 3, 2017, the Partnership entered into agreements to purchase from subsidiaries of TransCanada a 49.34 percent interest in Iroquois Gas Transmission System, L.P. (Iroquois), including a future option to acquire a further 0.66 percent in Iroquois, together with an additional 11.81 percent interest in PNGTS resulting in the Partnership owning a 61.71 percent in PNGTS (2017 Acquisition). The total purchase price of the 2017 Acquisition is $765 million comprised of $597 million in cash and the assumption of a total $168 million of proportional Iroquois and PNGTS debt.  The Partnership expects to fund the cash portion of the transaction through a combination of debt and equity issuances including proceeds from our ATM Program and borrowing under our Senior Credit Facility. The transaction is expected to close mid-2017.

The Iroquois pipeline transports natural gas under long-term contracts and extends from the TransCanada Mainline system at the U.S. border near Waddington, New York to markets in the U.S. northeast, including New York City, Long Island and Connecticut.  Iroquois is currently jointly owned by affiliates of TransCanada Corporation and Dominion Resources, Inc. via a joint venture.

The transaction was approved by the Board of Directors of the General Partner based on approval and recommendation from the Board’s Conflicts Committee, which is comprised entirely of independent directors. In connection with the transaction, Evercore served as independent financial advisor to the Conflicts Committee. Latham & Watkins served as legal counsel to the Conflicts Committee and Vinson & Elkins served as legal counsel to the Partnership. Wood Mackenzie served as commercial and market advisor to the Conflicts Committee.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2016.

RECENT BUSINESS DEVELOPMENTS

Cash Distributions — On April 25, 2017, the board of directors of our General Partner declared the Partnership’s first quarter 2017 cash distribution in the amount of $0.94 per common unit, payable on May 15, 2017 to unitholders of record as of May 5, 2017. The declared distribution totaled $68 million and was payable in the following manner: $65 million to common unitholders (including $5 million to the General Partner as a holder of 5,797,106 common units and $11 million to another subsidiary of TransCanada as holder of 11,287,725 common units) and $3 million to our General Partner, which included $1 million for its effective two percent general partner interest and $2 million of IDRs.

Great Lakes - Great Lakes is required to file a new section 4 rate case with rates effective no later than January 1, 2018 as part of the settlement agreement with customers approved in November 2013. On March 31, 2017, Great Lakes submitted a General Section 4 Rate Filing and Tariff Changes with FERC (2017 Rate Case). The rates proposed in the filing will become effective on October 1, 2017, subject to refund, if alternate resolution to the proceeding is not reached prior to that date. Great Lakes has initiated customer discussions regarding the details of the filing and will seek to achieve a mutually beneficial resolution through settlement with its customers.

On April 24, 2017, Great Lakes reached an agreement on the terms of a potential new long-term transportation capacity contract with its affiliate, TransCanada.  The contract is for a term of 10 years with a total contract value of up to $758 million. The contract may commence as soon as November 1, 2017 and contains termination options beginning in year three. The contract is subject to the satisfaction of certain conditions, including but not limited to approval by the Canadian National Energy Board of an associated contract between TransCanada and third party customers. Great Lakes current rate structure includes a revenue sharing mechanism that requires Great Lakes to share with its customers certain percentages of any qualifying revenues earned above a calculated return on equity threshold. Additionally, Great Lakes is currently pursuing resolution of its 2017 Rate Case. We cannot predict the cumulative impact of these circumstances to the Partnership’s earnings at this time.

2017 Acquisition —On May 3, 2017, the Partnership entered into agreements to purchase from subsidiaries of TransCanada a 49.34 percent interest in Iroquois, including a future option to acquire a further 0.66 percent in Iroquois, together with an additional 11.81 percent interest in PNGTS resulting in the Partnership owning a 61.71 percent in PNGTS. The total purchase price of the 2017 Acquisition is $765 million comprised of $597 million in cash and the assumption of a total $168 million of proportional Iroquois and PNGTS debt.  The Partnership expects to fund the cash portion of the transaction through a combination of debt and equity issuances including proceeds from our ATM Program and borrowing under our Senior Credit Facility. The transaction is expected to close mid-2017.

The Iroquois pipeline transports natural gas under long-term contracts and extends from the TransCanada Mainline system at the U.S. border near Waddington, New York to markets in the U.S. northeast, including New York City, Long Island and Connecticut.  Iroquois is currently jointly owned by affiliates of TransCanada Corporation and Dominion Resources, Inc. via a joint venture. Both the Iroquois and PNGTS pipelines are critical natural gas infrastructure systems in the Northeast U.S. market and the addition of Iroquois to the Partnership’s asset portfolio will further diversify its cash flow.

The transaction was approved by the Board of Directors of the General Partner based on approval and recommendation from the Board’s Conflicts Committee, which is comprised entirely of independent directors. In connection with the transaction, Evercore served as independent financial advisor to the Conflicts Committee. Latham & Watkins served as legal counsel to the Conflicts Committee and Vinson & Elkins served as legal counsel to the Partnership. Wood Mackenzie served as commercial and market advisor to the Conflicts Committee.

HOW WE EVALUATE OUR OPERATIONS

We use certain non-GAAP financial measures that do not have any standardized meaning under GAAP as we believe they enhance the understanding of our operating performance.  We use the following non-GAAP measures:

EBITDA

We use EBITDA as a proxy of our operating cash flow and current operating profitability.

Distributable Cash Flows

Total distributable cash flow and distributable cash flow provide measures of distributable cash generated during the current earnings period.

Please see “Non-GAAP Financial Measures: EBITDA and Distributable Cash Flow” for more information.

RESULTS OF OPERATIONS

Net Income Attributable to Controlling Interests

Our equity interests in Northern Border, Great Lakes, and PNGTS, and ownership of GTN, Bison, North Baja and Tuscarora were our only material sources of income during the period. Therefore, our results of operations and cash flows were influenced by, and reflect the same factors that influenced, our pipeline systems.

	Three months ended
(unaudited)	March 31,		$	%
(millions of dollars)	2017	2016	Change*	Change*

Transmission revenues	89	86	3	3
Equity earnings from unconsolidated affiliates	43	42	1	2
Operating, maintenance and administrative costs	(19)	(17)	(2)	(12)
Depreciation	(22)	(21)	(1)	(5)
Financial charges and other	(16)	(17)	1	6
Net income	75	73	2	3

Net income attributable to controlling interests	75	73	2	3

* Positive number represents a favorable change; bracketed or negative number represents an unfavorable change

Three Months Ended March 31, 2017 compared to Same Period in 2016

Net  income attributable to controlling interests - The Partnership’s net income attributable to controlling interests increased by $2 million or 3 percent due to higher revenues partially offset by higher costs.

Transmission revenues - The $3 million increase was primarily due to higher transportation revenues on GTN.

Operating, maintenance and administrative costs - The $2 million increase was mainly attributable to higher operational costs on GTN.

Net Income Attributable to Common Units and Net Income per Common Unit

As discussed in Note 7 within Item 1. “Financial Statements,” we will allocate a portion of the Partnership’s income to the Class B Units after the annual threshold is exceeded which will effectively reduce the income allocable to the common units and net income per common unit. Currently, we expect to allocate a portion of the Partnership’s income to the Class B units beginning in the third quarter of 2017.

Please read also Note 6 within Item 1. “Financial Statements” for additional disclosures on the Class B units.

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

The following table sets forth the available borrowing capacity under the Partnership’s Senior Credit Facility

(millions of dollars)	March 31, 2017	December 31, 2016

Total capacity under the Senior Credit Facility	500	500
Less: Outstanding borrowings under the Senior Credit Facility	110	160
Available capacity under the Senior Credit Facility	390	340

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

Cash Flow Analysis for the Three Months Ended March 31, 2017 compared to Same Period in 2016

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2017	2016

Net cash provided by (used in):
Operating activities	90	100
Investing activities	(11)	(208)
Financing activities	(69)	117
Net increase in cash and cash equivalents	10	9
Cash and cash equivalents at beginning of the period	50	39
Cash and cash equivalents at end of the period	60	48

Operating Cash Flows

Net cash provided by operating activities decreased by $10 million in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to lower distributions from Great Lakes in 2017. Distributions received in the first quarter of 2016 from Great Lakes were higher than on a run-rate basis due to the resolution of certain regulatory proceedings in the fourth quarter of 2015 which inflated its results during that period and resulted in higher cash flow which was paid to the Partnership in the first quarter of 2016 and not applicable in the first quarter of 2017.

Investing Cash Flows

Net cash used in investing activities decreased by $197 million in the three months ended March 31, 2017 compared to the same period in 2016.  On January 1, 2016, we invested $193 million to acquire a 49.9 percent interest in PNGTS and there were no large capital expenditures in the three months ended March 31, 2017.

Financing Cash Flows

Net cash provided by financing activities decreased by $186 million in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to the net effect of:

•                  $195 million decrease in issuances of debt;

•                  $25 million increase in debt repayments;

•                  $52 million increase in ATM equity issuances;

•                  $8 million increase in distributions paid to our common units including our General Partner’s effective two percent share and its related IDRs; and

•                  $10 million increase in distributions paid to Class B units.

Cash Flow Outlook

Operating Cash Flow Outlook

Northern Border declared its March 2017 distribution of $13 million on April 7, 2017, of which the Partnership received its 50 percent share or $7 million. The distribution was paid on April 28, 2017.

Great Lakes declared its first quarter 2017 distribution of $43 million on April 19, 2017, of which the Partnership received its 46.45 percent share or $20 million. The distribution was paid on May 1, 2017.

PNGTS declared its first quarter 2017 distribution of $5 million on March 31, 2017, of which the Partnership received its 49.9 percent share or $2 million.  The distribution was paid on April 18, 2017.

Our equity investee PNGTS has $17 million of scheduled debt repayments for the remainder of 2017, of which the Partnership’s share is approximately $9 million. PNGTS’ debt repayments are not funded with cash calls to its owners as PNGTS has historically funded its scheduled debt repayments by adjusting its available cash for distribution, which effectively reduces the net cash that is received by the Partnership as distributions from PNGTS.

Investing Cash Flow Outlook

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2017. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment. The Partnership expects to make an additional $5 million equity contribution to Great Lakes in the fourth quarter of 2017 to further fund debt repayments.  This is consistent with prior years.

Our consolidated entities have commitments of $1 million as of March 31, 2017 in connection with various maintenance and general plant projects.

Our expected total growth and maintenance capital expenditures as outlined in our 2016 Annual Report for the Form 10-K remain unchanged.

Financing Cash Flow Outlook

On April 25, 2017, the board of directors of our General Partner declared the Partnership’s first quarter 2017 cash distribution in the amount of $0.94 per common unit payable on May 15, 2017 to unitholders of record as of May 5, 2017.  Please see “Recent Business Developments.”

Non-GAAP Financial Measures: EBITDA and Distributable Cash Flow

EBITDA is an approximate measure of our operating cash flow during the current earnings period and reconciles directly to the most comparable measure of net income. It measures our earnings before deducting interest, depreciation and amortization, net income attributable to non-controlling interests, and includes earnings from our equity investments.

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

•                  Earnings from our equity investments,

•                  Equity allowance for funds used during construction (Equity AFUDC),

•                  Interest expense,

•                  Distributions to non-controlling interests, and

•                  Maintenance capital expenditures from consolidated subsidiaries.

Distributable cash flow is computed net of distributions declared to the General Partner and distributions allocable to Class B units. Distributions declared to the General Partner are based on its effective two percent interest plus an amount equal to incentive distributions. Distributions allocable to the Class B units in 2017 equal 30 percent of GTN’s distributable cash flow less $20 million.

Distributable cash flow and EBITDA are performance measures presented to assist investors’ in evaluating our business performance. We believe these measures provide additional meaningful information in evaluating our financial performance and cash generating performance.

The non-GAAP measures described above are provided as a supplement to GAAP financial results and are not meant to be considered in isolation or as substitutes for financial results prepared in accordance with GAAP. Additionally, these measures as presented may not be comparable to similarly titled measures of other companies.

Reconciliations of Non-GAAP Financial Measures

The following table represents a reconciliation of the non-GAAP financial measures of EBITDA, total distributable cash flow and distributable cash flow, to the most directly comparable GAAP financial measure of Net Income:

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2017	2016
Net income	75	73

Add:
Interest expense	16	17
Depreciation and amortization	22	21

EBITDA	113	111

Add:
Distributions from equity investments (a)
Northern Border	20	23
Great Lakes	20	17
PNGTS (b)	5	6
	45	46
Less:
Equity earnings:
Northern Border	(19)	(18)
Great Lakes	(17)	(15)
PNGTS (b)	(7)	(9)
	(43)	(42)
Less:
Interest expense	(16)	(17)
Maintenance capital expenditures (c)	(4)	(1)

Total Distributable Cash Flow	95	97
General Partner distributions declared (d)	(3)	(2)
Distributions allocable to Class B units (e)	—	—
Distributable Cash Flow	92	95

(a)              Amounts are calculated in accordance with the cash distribution policies of each of our equity investments. Distributions from our equity investments represent our respective share of these entities’ quarterly distributable cash during the current reporting period.

(b)             Our equity investee PNGTS has $23 million of senior secured notes payments due in 2017, of which the Partnership’s share is approximately $11 million. PNGTS’ debt repayments are not funded with cash calls to its owners as PNGTS has historically funded its scheduled debt repayments and other cash needs such as tax payments, by adjusting its available cash for distribution, which effectively reduces the net cash that we receive as distributions from PNGTS.  The distribution reported from PNGTS represents our 49.9 percent share of distributions from PNGTS’ available cash before our proportionate share of the total debt repayment of PNGTS.

(c)              The Partnership’s maintenance capital expenditures include cash expenditures made to maintain, over the long term, the operating capacity, system integrity and reliability of our pipeline assets.  This amount represents the Partnership’s and its consolidated subsidiaries maintenance capital expenditures and does not include the Partnership’s share of maintenance capital expenditures for our equity investments. Such amounts are reflected in “Distributions from equity investments” as those amounts are withheld by those entities from their quarterly distributable cash.

(d)             Distributions declared to the General Partner for the three months ended March 31, 2017 included an incentive distribution of approximately $2 million (March 31, 2016 — $1 million).

(e)              During the three months ended March 31, 2017, 30 percent of GTN’s total eligible distributions was $10 million (March 31, 2016 - $11 million), therefore, no distributions were allocated to the Class B units as the threshold level of $20 million has not been exceeded. Consistent with 2016, we expect the 2017 threshold will be exceeded in the third quarter of 2017.

Please read Notes 6 and 7 within Item 1. “Financial Statements” for additional disclosures on the Class B units.

First Quarter 2017 Compared with First Quarter 2016

Our EBITDA increased by $2 million as a result of higher revenues on GTN  partially offset by an increase in GTN’s operational costs. However, our distributable cash flow decreased by $3 million in the first quarter of 2017 compared to the same period in 2016 due to higher maintenance capital expenditures related to major compression equipment overhauls on GTN’s pipeline system.

Contractual Obligations

The Partnership’s Contractual Obligations

The Partnership’s contractual obligations related to debt as of March 31, 2017 included the following:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2017
TC PipeLines, LP
Senior Credit Facility due 2021	110	—	—	110	—	2.03%
2013 Term Loan Facility due July 2018	500	—	500	—	—	2.03%
2015 Term Loan Facility due September 2018	170	—	170	—	—	1.93%
4.65% Senior Notes due 2021	350	—	—	350	—	4.65	%(a)
4.375% Senior Notes due 2025	350	—	—	—	350	4.375	%(a)
GTN
5.29% Unsecured Senior Notes due 2020	100	—	—	100	—	5.29	%(a)
5.69% Unsecured Senior Notes due 2035	150	—	—	—	150	5.69	%(a)
Unsecured Term Loan Facility due 2019	65	10	55	—	—	1.73%
Tuscarora
Unsecured Term Loan due 2019	10	1	9	—	—	1.91%
3.82% Series D Senior Notes due 2017	12	12	—	—	—	3.82	%(a)
	1,817	23	734	560	500

(a)              Fixed interest rate

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s debt at March 31, 2017 was $1,863 million.

Please read Note 5 within Item 1. “Financial Information” for additional information regarding the Partnership’s debt.

Summary of Northern Border’s Contractual Obligations

Northern Border’s contractual obligations related to debt as of March 31, 2017 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2017
$200 million Credit Agreement due 2020	181	—	—	181	—	1.91%
7.50% Senior Notes due 2021	250	—	—	250	—	7.50	%(b)
	431	—	—	431	—

(a) Represents 100 percent of Northern Border’s debt obligations.

(b) Fixed interest rate

As of March 31, 2017, $181 million was outstanding under Northern Border’s $200 million revolving credit agreement, leaving $19 million available for future borrowings. At March 31, 2017, Northern Border was in compliance with all of its financial covenants.

As of March 31, 2017, Northern Border had not utilized the $100 million 364-day revolving credit facility.

Northern Border has commitments of $3 million as of March 31, 2017 in connection with compressor station overhaul project and other capital projects.

Summary of Great Lakes’ Contractual Obligations

Great Lakes’ contractual obligations related to debt as of March 31, 2017 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2017
6.73% series Senior Notes due 2017 to 2018	9	9	—	—	—	6.73	%(b)
9.09% series Senior Notes due 2017 and 2021	50	10	20	20	—	9.09	%(b)
6.95% series Senior Notes due 2019 and 2028	110	—	22	22	66	6.95	%(b)
8.08% series Senior Notes due 2021 and 2030	100	—	—	20	80	8.08	%(b)
	269	19	42	62	146

(a) Represents 100 percent of Great Lakes’ debt obligations.

(b) Fixed interest rate

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $145 million of Great Lakes’ partners’ capital was restricted as to distributions as of March 31, 2017 (December 31, 2016 — $150 million). Great Lakes was in compliance with all of its financial covenants at March 31, 2017.

Great Lakes has commitments of $1 million as of March 31, 2017 in connection with pipeline integrity, major overhaul projects, and right of way renewals.

Summary of PNGTS’ Contractual Obligations

PNGTS’ contractual obligations related to debt as of March 31, 2017 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2017
5.90% Senior Secured Notes due 2018	42	23	19	—	—	5.90	%(b)
	42	23	19	—	—

(a) Represents 100 percent of PNGTS’ debt obligations.

(b) Fixed interest rate

PNGTS has no material commitments as of March 31, 2017.

The Partnership’s equity investee PNGTS has $17 million of senior secured notes due over the remainder of 2017, of which the Partnership’s share is approximately $9 million.

Additionally, PNGTS is restricted under the terms of its note purchase agreement from making cash distributions to its partners unless certain conditions are met. Before a distribution can be made, the debt service reserve account must be fully funded and the PNGTS debt service coverage ratio for the preceding and succeeding twelve months must be 1.30 or greater. At March 31, 2017, the debt service coverage ratio was 1.86 for the twelve preceding months and 1.52 for the twelve succeeding months. Therefore, PNGTS was not restricted from making any cash distributions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ. There were no significant changes to the Partnership’s critical accounting estimates during the three months ended March 31, 2017. Information about our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our significant accounting policies have remained unchanged since December 31, 2016 except as described in Note 3 within Item 1. “Financial Statements,” of this quarterly report on Form 10-Q. A summary of our significant accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.

RELATED PARTY TRANSACTIONS

Please read Note 10 and 17 within Item 1. “Financial Statements” for information regarding related party transactions.

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

As of March 31, 2017, the Partnership’s interest rate exposure resulted from our floating rate Senior Credit Facility, 2015 Term Loan Facility, GTN’s Unsecured Term Loan Facility and Tuscarora’s Unsecured Term Loan Facility, under which $355 million, or 20 percent, of our outstanding debt was subject to variability in LIBOR interest rates. As of December 31, 2016, the Partnership’s interest rate exposure resulted from our floating rate Senior Credit Facility, 2015 Term Loan Facility, GTN’s Unsecured Term Loan Facility and Tuscarora’s Unsecured Term Loan Facility, under which $405 million or 22 percent of our outstanding debt was subject to variability in LIBOR interest rates.

As of March 31, 2017, the variable interest rate exposure related to 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 2.31 percent.  If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at March 31, 2017, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $4 million.

As of March 31, 2017 and December 31, 2016, $181 million, or 42 percent, of Northern Border’s outstanding debt was at floating rates. If interest rates hypothetically increased (decreased) by one percent, 100 basis points, compared with rates in effect at March 31, 2017, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $2 million.

GTN’s Unsecured Senior Notes, Northern Border’s Senior Notes, Tuscarora’s Series D Senior Notes and all of Great Lakes’ and PNGTS’ Notes represent fixed-rate debt; therefore, they are not exposed to market risk due to floating interest rates. Interest rate risk does not apply to Bison and North Baja, as they currently do not have any debt.

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

The interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At March 31, 2017, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $2 million (both on a gross and net basis).  At December 31, 2016, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $1 million and a liability of $1 million (on a gross basis) and an asset of nil million (on a net basis). The Partnership did not record any amounts in net income related to ineffectiveness for interest rate hedges for the three months ended March 31, 2017 and 2016. The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a gain of $1 million for the three months ended March 31, 2017 (2016 — loss of $2 million). For the three months ended March 31, 2017, the net realized loss related to the interest rate swaps was nil million and was included in financial charges and other (2016 — nil million).

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2017 (net asset of nil million as of December 31, 2016).

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

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable, as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At March 31, 2017, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At March 31, 2017, we had a credit risk concentration on one of our customers, Anadarko Energy Services Company, which owed us approximately $4 million and this amount represented greater than 10 percent of our trade accounts receivable.

Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to our reputation. At March 31, 2017, the Partnership had a Senior Credit Facility of $500 million maturing in 2021 and the outstanding balance on this facility was $110 million. In addition, at March 31, 2017, Northern Border had a committed revolving bank line of $200 million maturing in 2020 with $181 million drawn and an additional $100 million 364-day revolving credit facility with no current borrowings. Both the Senior Credit Facility and the Northern Border $200 million credit facility have accordion features for additional capacity of $500 million and $100 million respectively, subject to lender consent.

Item 4.           Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act the management of our General Partner, including the principal executive officer and principal financial officer, evaluated as of the end of the period covered by this report the effectiveness of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon and as of the date of the evaluation, the management of our General Partner, including the principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to provide reasonable assurance that the information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the management of our General Partner, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                  Legal Proceedings

We are involved in various legal proceedings that arise in the ordinary course of business, as well as proceedings that we consider material under federal securities regulations. For additional information on other legal and environmental proceedings affecting the Partnership, please refer to Part 1. Item 3 “Legal Proceedings” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Great Lakes v. Essar Steel Minnesota LLC, et al. —

A description of this legal proceeding can be found in Notes to Consolidated Financial Statements —Note 14 Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

In addition to the above written matter, we and our pipeline systems are parties to lawsuits and governmental proceedings that arise in the ordinary course of our business.

Item 1A.                Risk Factors

The following updated risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The 2017 Acquisition is subject to customary closing conditions.

On May 3, 2017, we entered into definitive agreements to acquire a 49.34 percent equity interest in Iroquois Gas Transmission System and its remaining 11.81 percent interest in PNGTS from TransCanada expected to close mid-2017. The completion of the acquisition is subject to customary closing conditions, including the ability of the seller to make certain representations and warranties and the absence of a material adverse effect at closing. We cannot assure you that these conditions will be met and as a result there can be no assurance that the acquisition will be completed.  The 2017 Acquisition is not subject to a financing condition. We expect to finance the cash portion of the purchase price of the acquisition with equity and debt. There can be no assurance that the 2017 Acquisition, if completed, will result in an increase in cash per common unit generated from operations.

Following the 2017 Acquisition, if completed, we will not own a controlling interest in Iroquois, and we will be unable to cause certain actions to take place without the agreement of the other partners.

The major policies of Iroquois are established by its management committee, which consists of individuals who are designated by each of the partners and would include one individual designated by us. The management committee requires at least the affirmative vote of a majority of the partners’ percentage interests to take any action. Because of these provisions, without the concurrence of other partners, we would be unable to cause Iroquois to take or not to take certain actions, even though those actions may be in the best interests of the Partnership or Iroquois. Further, Iroquois may seek additional capital contributions. Our funding of these capital contributions would reduce the amount of cash otherwise available for distribution to our unitholders. In the event we elected not to, or were unable to, make a capital contribution to Iroquois; our ownership interest would be diluted.

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
3.3

First Amended and Restated General Partnership Agreement of Northern Border Pipeline Company by and between Northern Border Intermediate Limited Partnership and TC Pipelines Intermediate Limited Partnership dated April 6, 2006 (Incorporated by reference to Exhibit 3.1 to Northern Border Pipeline Company’s Form 8-K filed on April 12, 2006).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Transportation Service Agreement FT18577 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date January 09, 2017.
99.2*	Transportation Service Agreement FT18659 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date April 01, 2017.
99.3*	Transportation Term Sheet between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of May 2017.

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
3.3

First Amended and Restated General Partnership Agreement of Northern Border Pipeline Company by and between Northern Border Intermediate Limited Partnership and TC Pipelines Intermediate Limited Partnership dated April 6, 2006 (Incorporated by reference to Exhibit 3.1 to Northern Border Pipeline Company’s Form 8-K filed on April 12, 2006).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Transportation Service Agreement FT18577 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date January 09, 2017.
99.2*	Transportation Service Agreement FT18659 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date April 01, 2017.
99.3*	Transportation Term Sheet between Great Lakes Gas Transmission Limited Partnership and TransCanada PipeLines Limited.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.