Form 10-Q
period 2018-03-31
TC PIPELINES LP
filed 2018-05-02
CIK 1075607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes ☐                    No ☒

As of May 1, 2018, there were 71,306,396 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement as amended, dated September 29, 2017
2015 GTN Acquisition	Partnership’s acquisition of the remaining 30 percent interest in GTN on April 1, 2015
2015 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement as amended, dated September 29, 2017
2017 Acquisition	Partnership’s acquisition of an additional 11.81 percent interest in PNGTS and 49.34 percent in Iroquois on June 1, 2017
2017 Great Lakes Settlement	Stipulation and Agreement of Settlement for Great Lakes regarding its rates and terms and conditions of service approved by FERC on February 22, 2018
2017 Northern Border Settlement	Stipulation and Agreement of Settlement for Northern Border regarding its rates and terms and conditions of service approved by FERC on February 23, 2018
2017 Tax Act	H.R.1, originally known as the Tax Cuts and Jobs Act, enacted on December 22, 2017
2018 FERC Actions

FERC’s March 15, 2018 issuance of (1) a revised Policy Statement to address the treatment of income taxes for ratemaking purposes for master limited partnerships (MLPs), (2) a Notice of Proposed Rulemaking (NOPR) proposing interstate pipelines file a one-time report to quantify the impact of the federal income tax rate reduction and the revised Policy Statement could have on pipelines’ revenue requirements, and (3) a Notice of Inquiry (NOI) seeking comment on how FERC should address changes related to accumulated deferred income taxes and bonus depreciation

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market equity issuance program
Bison	Bison Pipeline LLC
Consolidated Subsidiaries	GTN, Bison, North Baja, Tuscarora and PNGTS
DOT	U.S. Department of Transportation
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
IDRs	Incentive Distribution Rights
ILPs	Intermediate Limited Partnerships
Iroquois	Iroquois Gas Transmission System, L.P.
LIBOR	London Interbank Offered Rate
MLPs	Master limited partnerships
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja, Tuscarora, PNGTS and Iroquois
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of the Partnership
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
PNGTS	Portland Natural Gas Transmission System
PXP	Portland XPress Project
Term Loan Facilities	The 2013 Term Loan Facility and the 2015 Term Loan Facility, collectively

SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior facility under revolving credit agreement as amended and restated, dated September 29, 2017
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America
VIEs	Variable Interest Entities

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

•        the impact of the 2017 Tax Act and the 2018 FERC Actions on our future operating performance;

•        other potential changes in taxation of master limited partnerships (MLPs) by state or federal governments;

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

•        unfavorable conditions in capital and credit markets, inflation and fluctuations in interest rates; and

•        the overall increase in the allocated management and operational expenses on our pipeline systems for functions performed by TransCanada.

These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part II, Item 1A. “Risk Factors” of this report and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 26, 2018. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars, except per common unit amounts)	2018	2017 (a)

Transmission revenues	115	112
Equity earnings (Note 5)	59	36
Operation and maintenance expenses	(16)	(14)
Property taxes	(7)	(7)
General and administrative	(1)	(2)
Depreciation and amortization	(24)	(24)
Financial charges and other (Note 15)	(23)	(17)
Net income before taxes	103	84

Income taxes (Note 18)	(1)	(1)
Net Income	102	83

Net income attributable to non-controlling interest	6	6
Net income attributable to controlling interests	96	77

Net income attributable to controlling interest allocation (Note 9)
Common units	94	72
General Partner	2	3
TransCanada, as former parent of PNGTS	—	2
	96	77

Net income per common unit (Note 9) — basic and diluted	$1.32	$1.05 (b)

Weighted average common units outstanding — basic and diluted (millions)	71.2	68.3

Common units outstanding, end of period (millions)	71.3	68.6

(a)         Recast to consolidate PNGTS (Refer to Note 2).

(b)        Net income per common unit prior to recast (Refer to Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2018	2017 (a)

Net income	102	83
Other comprehensive income
Change in fair value of cash flow hedges (Note 13)	7	1
Reclassification to net income of gains and losses on cash flow hedges (Note 13)	—	—
Amortization of realized loss on derivative instrument (Note 13)	—	—
Comprehensive income	109	84
Comprehensive income attributable to non-controlling interests	6	6
Comprehensive income attributable to controlling interests	103	78

(a)              Recast to consolidate PNGTS (Refer to Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	March 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	68	33
Accounts receivable and other (Note 14)	36	42
Contract assets (Note 6)	7	—
Distribution receivable (Note 5)	14	—
Inventories	7	8
Other	11	7
	143	90

Equity investments (Note 5)	1,217	1,213
Plant, property and equipment (Net of $1,205 accumulated depreciation; 2017 - $1,181)	2,105	2,123
Goodwill	130	130
Other assets	9	3
	3,604	3,559

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	35	31
Accounts payable to affiliates (Note 12)	6	5
Distribution payable	2	1
Accrued interest	21	12
Current portion of long-term debt (Note 7)	45	51
	109	100

Long-term debt, net (Note 7)	2,332	2,352
Deferred state income taxes (Note 18)	10	10
Other liabilities	29	29
	2,480	2,491
Partners’ Equity
Common units	886	824
Class B units (Note 8)	95	110
General partner	22	24
Accumulated other comprehensive income (AOCI)	12	5
Controlling interests	1,015	963

Non-controlling interests	109	105
	1,124	1,068
	3,604	3,559

Contingencies (Note 16)

Variable Interest Entities (Note 17)

Subsequent Events (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2018	2017 (a)

Cash Generated From Operations
Net income	102	83
Depreciation	24	24
Amortization of debt issue costs reported as interest expense	1	1
Equity earnings from equity investments (Note 5)	(59)	(36)
Distributions received from operating activities of equity investments (Note 5)	43	28
Change in operating working capital (Note 11)	6	7
	117	107
Investing Activities
Investment in Great Lakes (Note 5)	(4)	(4)
Distribution received from Iroquois as return of investment (Note 5)	2	—
Capital expenditures	(2)	(7)
	(4)	(11)
Financing Activities
Distributions paid (Note 10)	(76)	(68)
Distributions paid to Class B units (Note 8)	(15)	(22)
Distributions paid to non-controlling interests	(1)	(2)
Distributions paid to former parent of PNGTS	—	(1)
Common unit issuance, net (Note 8)	40	71
Long-term debt issued, net of discount (Note 7)	75	—
Long-term debt repaid (Note 7)	(101)	(61)
	(78)	(83)
Decrease in cash and cash equivalents	35	13
Cash and cash equivalents, beginning of period	33	64
Cash and cash equivalents, end of period	68	77

(a)         Recast to consolidate PNGTS (Refer to Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Limited Partners				General	Accumulated Other Comprehensive	Non- Controlling	Total
	Common Units		Class B Units		Partner	Income (a)	Interest	Equity
(unaudited)	millions of units	millions of dollars	millions of units	millions of dollars	millions of dollars	millions of dollars	millions of dollars	millions of dollars

Partners’ Equity at December 31, 2017	70.6	824	1.9	110	24	5	105	1,068
Net income	—	94	—	—	2	—	6	102
Other comprehensive income	—	—	—	—	—	7	—	7
ATM equity issuances, net (Note 8)	0.7	39	—	—	1	—	—	40
Distributions	—	(71)	—	(15)	(5)	—	(2)	(93)

Partners’ Equity at March 31, 2018	71.3	886	1.9	95	22	12	109	1,124

(a)     Losses related to cash flow hedges reported in Accumulated Other Comprehensive Loss and expected to be reclassified to Net income in the next 12 months are estimated to be $4 million. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual value of interest rates at the date of settlement.

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

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K. That report contains a more comprehensive summary of the Partnership’s significant accounting policies. In the opinion of management, the accompanying financial statements contain all of the appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, and considered necessary to present fairly the financial position of the Partnership, the results of operations and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described in Note 3, Accounting Pronouncements.

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

On June 1, 2017, the Partnership acquired from a subsidiary of TransCanada an additional 11.81 percent interest in PNGTS, that resulted in the Partnership owning a 61.71 percent interest in PNGTS.  As a result of the Partnership owning a 61.71 percent interest in PNGTS, the Partnership’s historical financial information has been recast, except net income per common unit, to consolidate PNGTS for all the periods presented in the Partnership’s consolidated financial statements. Additionally, this acquisition was accounted for as transaction between entities under common control, similar to pooling of interests, whereby the assets and liabilities of PNGTS were recorded at TransCanada’s carrying value.

Also, on June 1, 2017, the Partnership acquired from subsidiaries of TransCanada a 49.34 percent interest in Iroquois. Accordingly, this transaction was accounted for as a transaction between entities under common control, similar to pooling of interest, whereby the equity investment in Iroquois was recorded at TransCanada’s carrying value and was accounted for prospectively from the date of acquisition.

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

NOTE 3    ACCOUNTING PRONOUNCEMENTS

Changes in Accounting Policies effective January 1, 2018

Revenue from contracts with customers

In 2014, the Financial Accounting Standards Board (FASB) issued new guidance on revenue from contracts with customers. The new guidance requires that an entity recognize revenue from these contracts in accordance with a prescribed model. This model is used to depict the transfer of promised goods or services to customers in amounts that reflect the total consideration to which it expects to be entitled during the term of the contract in exchange for those promised goods or services. Goods or services that are promised to a customer are referred to as the Partnership’s “performance obligations.” The total consideration to which the Partnership expects to be entitled can include fixed and variable amounts. The Partnership has variable revenue that is subject to factors outside the Partnership’s influence, such as market volatility, actions of third parties and weather conditions. The Partnership considers this variable revenue to be “constrained” as it cannot be reliably estimated, and therefore recognizes variable revenue when the service is provided.

The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue recognition and the related cash flows. The new guidance was effective January 1, 2018, was applied using the modified retrospective transition method, and did not result in any material differences in the amount and timing of revenue recognition. Refer to Note 6 - Revenues, for further information related to the impact of adopting the new guidance and the Partnership’s updated accounting policies related to revenue recognition from contracts with customers.

Hedge Accounting

In August 2017, the FASB issued new guidance on hedge accounting, making more financial and nonfinancial hedging strategies eligible for hedge accounting. The new guidance amends the presentation requirements relating to the change in fair value of a derivative and additional disclosure requirements include cumulative basis adjustments for fair value hedges and the effect of hedging on individual statement of income line items. This new guidance is effective January 1, 2019 with early adoption permitted. The Partnership has elected to apply this guidance effective January 1, 2018. Application of this guidance did not have a material impact on its consolidated financial statements.

Future accounting changes

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

In January 2018, the FASB issued new guidance on accounting for land easements which provides an optional transition practical expedient to not evaluate existing or expired land easements not accounted for as leases prior to entity’s adoption of the new guidance. An entity that elects this practical expedient is required to apply it consistently to all of its existing or expired land easements not previously accounted for as leases.

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

Measurement of credit losses on financial instruments

In June 2016, the FASB issued new guidance that significantly changes how entities measure credit losses for most financial assets and certain other financial instruments that are not measured at fair value through net income. The new guidance amends the impairment model of financial instruments basing it on expected losses rather than incurred losses. These expected credit losses will be recognized as an allowance rather than as a direct write down of the amortized cost basis. The new guidance is effective January 1, 2020 and will be applied using a modified retrospective approach. We are currently evaluating the impact of the adoption of this guidance and have not yet determined the effect on our consolidated financial statements.

NOTE 4   REGULATORY

In December 2016, FERC issued a Notice of Inquiry (NOI) Regarding the Commission’s Policy for Recovery of Income Tax Costs (Docket No. PL17-1-000) requesting initial comments regarding how to address any “double recovery” resulting from FERC’s current income tax allowance and rate of return policies that had been in effect since 2005.

Docket No. PL17-1-000 is a direct response to United Airlines, Inc., et al. v. FERC (United), a decision issued by the U.S. Court of Appeals for the District of Columbia Circuit in July 2016 in which the D.C. Circuit directed FERC to explain how a pass-through entity such as an MLP receiving a tax allowance and a return on equity derived from the discounted cash flow (DCF) methodology did not result in “double recovery” of taxes.

On December 22, 2017, the President of the United States signed into law H.R.1, originally known as the Tax Cuts and Jobs Act (the “2017 Tax Act”).  This legislation provides for major changes to U.S. corporate federal tax law including a reduction of the federal corporate income tax rate. We are a non-taxable limited partnership for federal income tax purposes, and federal income taxes owed as a result of our earnings are the responsibility of our partners, therefore no amounts have been recorded in the Partnership’s financial statements with respect to federal income taxes as a result of the 2017 Tax Act.

On March 15, 2018, FERC issued (1) a revised Policy Statement to address the treatment of income taxes for ratemaking purposes for MLPs, (2) a Notice of Proposed Rulemaking (NOPR) proposing interstate pipelines file a one-time report to quantify the impact of the federal income tax rate reduction and the revised Policy Statement could have on a pipeline’s Return on Equity (ROE) assuming a single-issue adjustment to a pipeline’s rates, and (3) an NOI seeking comment on how FERC should address changes related to accumulated deferred income taxes and bonus depreciation (collectively, the “2018 FERC Actions”). Each is further described below.

FERC Revised Policy Statement on Income Tax Allowance Cost Recovery in MLP Pipeline Rates

FERC changed its long-standing policy on the treatment of income tax amounts to be included in pipeline rates and other assets subject to cost of service rate regulation held within an MLP.  The revised Policy Statement no longer permits entities organized as MLPs to recover an income tax allowance in their cost of service rates.

TransCanada filed a Request for Clarification and If Necessary Rehearing of FERC’s revised Policy Statement on April 16, 2018, addressing concerns over the lack of clarity around entities with ownership shared between an MLP and a corporation as well as other related concerns. In the request, TransCanada sought clarification or rehearing on several bases: that FERC erred in not assessing the propriety of income tax allowances for pipelines on a case-by-case basis; that FERC overturned applicable legal precedent expressly not affected by United; that FERC failed to consider the effects of its revised policy on industry; and that FERC failed to exhibit reasoned decision making or to support its decision with substantial evidence on the record.

NOPR on Tax Law Changes for Natural Gas Companies

The NOPR proposes that by a deadline to be set in final rule-making, interstate pipelines must either file a new uncontested settlement or comply with a rule that would require companies to file a one-time report, called FERC Form No. 501-G, that quantifies the rate impact of 2017 Tax Act and, with respect to pipelines held by MLPs, the FERC’s revised Policy Statement. Concurrent with filing the one-time report, each pipeline would have four options:

• make a limited Natural Gas Act Section 4 filing to reduce its rates by the percentage reduction in its cost of service shown in its FERC Form No. 501-G

• commit to file either a pre-packaged uncontested rate settlement or a general Section 4 rate case if it believes that using the limited Section 4 option will not result in just and reasonable rates. If the pipeline commits to file either by December 31, 2018, FERC will not initiate a Natural Gas Act Section 5 investigation of its rates prior to that date

• file a statement explaining its rationale for why it does not believe the pipeline’s rates must change

• take no action other than filing the one-time 501-G report. FERC would then consider whether to initiate a Section 5 investigation of any pipeline that has not submitted a limited Section 4 rate reduction filing or committed to file a general Section 4 rate case.

TransCanada submitted comments on the NOPR on April 25, 2018. Following the requisite public comment period, we expect FERC to issue final order(s) in the late summer or early fall of 2018. We continue to evaluate this NOPR and our next course of action, however, we do not expect an immediate or a retroactive impact from the NOPR or the revised Policy Statement described above.

NOI Regarding the Effect of the 2017 Tax Act on Commission-Jurisdictional Rates

In the NOI, FERC seeks comment to determine what additional action as a result of the 2017 Tax Act, if any, is required by FERC related to accumulated deferred income taxes collected from shippers in anticipation of ultimately being paid to the Internal Revenue Service, but which no longer accurately reflect the future income tax liability. The NOI also seeks comment on the elimination of bonus depreciation for regulated natural gas pipelines and other effects of the 2017 Tax Act.

We plan to submit comments in response to the NOI by the due date of May 21, 2018.

Impairment Considerations

As noted under Note 2, the preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions, which cannot be known with certainty, that affect the reported amount of assets and liabilities at the date of the financial statements. Although we believe these estimates and assumptions are reasonable, actual results could differ.

We review plant, property and equipment and equity investments for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

Goodwill is tested for impairment on an annual basis or more frequently if events or changes in circumstance indicate that it might be impaired. We can initially make this assessment based on qualitative factors. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, an impairment test is not performed.

Until the proposed 2018 FERC Actions are finalized, implementation requirements are clarified, including the applicability to assets partially-owned by a MLP or held in non-MLP structures, and we have fully evaluated our respective alternatives to minimize the potential negative impact of the 2018 FERC Actions on our future operating performance and cash flows, we believe that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values. Therefore, a goodwill impairment test was not performed. Also, we have determined there is no indication that the carrying values of plant, property and equipment and equity investments potentially impacted by the 2018 FERC Actions are not recoverable.

We will continue to monitor developments and assess our goodwill for impairment. We will also review our property, plant and equipment and equity investments for recoverability as new information becomes available.

At December 31, 2017, the estimated fair value of our investment in Great Lakes exceeded its carrying value by less than 10 percent. There is a risk that the 2018 FERC Actions, once finalized, could result in an impairment charge to our equity method goodwill on Great Lakes amounting to $260 million at March 31, 2018 (December 31, 2017 — $260 million). Additionally, since the estimated fair value of Tuscarora exceeded its carrying value by less than 10 percent in its most recent valuation, there is also a risk that the $82 million goodwill at March 31, 2018 (December 31, 2017 - $82 million) related to Tuscarora could be negatively impacted by the 2018 FERC Actions.

NOTE 5    EQUITY INVESTMENTS

The Partnership has equity interests in Northern Border, Great Lakes and Iroquois. The pipeline systems owned by these entities are regulated by FERC. The pipeline systems of Northern Border and Great Lakes are operated by subsidiaries of TransCanada. The Iroquois pipeline system is operated by Iroquois Pipeline Operating Company, a wholly owned subsidiary of Iroquois. The Partnership uses the equity method of accounting for its interests in its equity investees. The Partnership’s equity investments are held through our ILPs that are considered to be variable interest entities (VIEs) (Refer to Note 17).

	Ownership	Equity Earnings		Equity Investments
	Interest at	Three months
(unaudited)	March 31,	ended March 31,		March 31,	December 31,
(millions of dollars)	2018	2018	2017	2018	2017

Northern Border(a)	50%	17	19	507	512
Great Lakes	46.45%	24	17	499	479
Iroquois(b)	49.34%	18	—	211	222
		59	36	1,217	1,213

(a)              Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s acquisition of an additional 20 percent interest in April 2006.

(b)             The Partnership acquired a 49.34% interest in Iroquois on June 1, 2017.

Distributions from Equity Investments

Distributions received from equity investments for the quarter ended March 31, 2018 were $45 million (2017 — $28 million;) of which $2 million (2017 - none) was considered a return of capital and is included in Investing activities in the Partnership’s consolidated statement of cash flows. The return of capital was related to our investment in Iroquois (see further discussion below).

Northern Border

The Partnership did not have undistributed earnings from Northern Border for the three months ended March 31, 2018 and 2017.

The summarized financial information provided to us by Northern Border is as follows:

(unaudited)
(millions of dollars)	March 31, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	22	14
Other current assets	35	36
Plant, property and equipment, net	1,059	1,063
Other assets	14	14
	1,130	1,127

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	50	38
Deferred credits and other	32	31
Long-term debt, net (a)	264	264
Partners’ equity
Partners’ capital	785	795
Accumulated other comprehensive loss	(1)	(1)
	1,130	1,127

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2018	2017

Transmission revenues	72	74
Operating expenses	(19)	(17)
Depreciation	(15)	(15)
Financial charges and other	(4)	(4)
Net income	34	38

(a)              No current maturities as of March 31, 2018 and December 31, 2017.

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2018. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership did not have undistributed earnings from Great Lakes for the three months ended March 31, 2018 and 2017.

The summarized financial information provided to us by Great Lakes is as follows:

(unaudited)
(millions of dollars)	March 31, 2018	December 31, 2017

ASSETS
Current assets	129	107
Plant, property and equipment, net	699	701
	828	808

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	63	75
Net long-term debt, including current maturities (a)	250	259
Other long term liabilities	—	1
Partners’ equity	515	473
	828	808

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2018	2017

Transmission revenues	81	63
Operating expenses	(17)	(14)
Depreciation	(8)	(7)
Financial charges and other	(4)	(5)
Net income	52	37

(a)              Includes current maturities of $21 million as of March 31, 2018 (December 31, 2017 - $19 million).

Iroquois

On June 1, 2017, the Partnership, through its interest in TC PipeLines Intermediate Limited Partnership acquired a 49.34 percent interest in Iroquois. During the three months ended March 31, 2018, the Partnership received distributions from Iroquois amounting to $14 million which includes the Partnership’s 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2 million. The unrestricted cash does not represent a distribution of Iroquois’ cash from operations during the period and therefore it was reported as distributions received as return of investment in the Partnership’s consolidated statement of cash flows.

Iroquois declared its first quarter 2018 distribution of $29 million on March 7, 2018, of which the Partnership received its 49.34 percent share or $14 million on May 1, 2018. The distribution includes our 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2.6 million. The Partnership did not have undistributed earnings from Iroquois for the three months ended March 31, 2018.

The summarized financial information provided to us by Iroquois for the period from the June 1, 2017 acquisition date through March 31, 2018 is as follows:

(unaudited)
(millions of dollars)	March 31, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	105	86
Other current assets	32	36
Plant, property and equipment, net	589	591
Other assets	9	8
	735	721

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	50	17
Net long-term debt, including current maturities (a)	329	329
Other non-current liabilities	12	9
Partners’ equity	344	366
	735	721

(unaudited)	Three months ended
(millions of dollars)	March 31, 2018

Transmission revenues	60
Operating expenses	(14)
Depreciation	(7)
Financial charges and other	(4)
Net income	35

(a)              Includes current maturities of $4 million as of March 31, 2018 (December 31, 2017 - $4 million).

NOTE 6    REVENUES

In 2014, the FASB issued new guidance on revenue from contracts with customers. The Partnership adopted the new guidance on January 1, 2018 using the modified retrospective transition method for all contracts that were in effect on the date of adoption. The reported results for all periods in 2018 reflect the application of the new guidance, while the reported results for all periods in 2017 were prepared under previous revenue recognition guidance which is referred to herein as “legacy U.S. GAAP”.

Disaggregation of Revenues

For the three months ended March 31, 2018, virtually all of the Partnership’s revenues were from Capacity Arrangements and Transportation Contracts with customers as discussed in more detail below.

Capacity Arrangements and Transportation Contracts

The Partnership’s performance obligations in its contracts with customers consist primarily of capacity arrangements and natural gas transportation.

The Partnership’s revenues are generated from contractual arrangements for committed capacity and from transportation of natural gas which are treated as a bundled performance obligation. Revenues earned from firm contracted capacity arrangements are recognized ratably over the term of the contract regardless of the amount of natural gas that is transported. Transportation revenues for interruptible or volumetric-based services are recognized when the service is performed. The Partnership has elected to utilize the practical expedient of recognizing revenue as invoiced.

The Partnership’s pipeline systems are subject to FERC regulations and, as a result, a portion of revenues collected may be subject to refund if invoiced during an interim period when a rate proceeding is ongoing. Allowances for these potential refunds are recognized using management’s best estimate based on the facts and circumstances of the proceeding. Any allowances that are recognized during the proceeding process are refunded or retained, as applicable, at the time a regulatory decision becomes final. Revenues are invoiced and paid on a monthly basis. The Partnership’s pipeline systems do not take ownership of the natural gas that is transported for customers. Revenues from contracts with customers are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Financial Statement Impact of Adopting Revenue from Contracts with Customers

The Partnership adopted the new guidance using the modified retrospective transition method. As a practical expedient under this transition method, the Partnership is not required to analyze completed contracts at the date of adoption.  The adoption of the new guidance did not have a material impact on the Partnership’s previously reported consolidated financial statements at December 31, 2017.

Pro-forma Financial Statements under Legacy U.S. GAAP

As required by the new revenue recognition guidance, the following tables illustrate the pro-forma impact on the affected line items of the consolidated balance sheet, as at March 31, 2018, had legacy U.S. GAAP been applied (the income statement line items were not affected):

	March 31, 2018
(unaudited-millions of dollars)	As reported	Pro-forma using Legacy U.S. GAAP

Balance Sheet
Accounts receivable and other	36	43
Contract assets	7	—

Contract Balances

(unaudited-millions of dollars)	March 31, 2018	January 1, 2018

Receivables from contracts with customers	31	40
Contract assets	7	—

Contract assets primarily relate to the Partnership’s right to recognize revenues for services completed but not invoiced at the reporting date. Any change in Contract assets is primarily related to the transfer to Accounts receivable when the right to recognize revenue becomes unconditional and the customer is invoiced as well as when revenue increases but remains to be invoiced.

Future revenue from remaining performance obligations

As required by the new revenue recognition guidance, the Partnership is required to provide disclosure on future revenue allocated to remaining performance obligations on our contracts with customers that have not yet been recognized. However, all of the Partnership’s contracts qualify for the use of a practical expedient listed below and therefore no disclosure on future revenues from remaining performance obligations is necessary:

1)       The original expected duration of the contract is one year or less.

2)       The Partnership recognizes revenue from the contract that is equal to the amount invoiced. This is referred to as the ‘right to invoice’ practical expedient.

3)       The variable revenue generated from the contract is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in a series. A single performance obligation in a series occurs when the promises under a contract are a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time.

In the application of the right to invoice practical expedient, the Partnership’s revenues from regulated capacity arrangements are recognized based on rates specified in the contract. Therefore, the amount invoiced, which includes the variable volume of natural gas transported, corresponds directly to the value the customer received. These revenues are recognized on a monthly basis once the Partnership’s performance obligation to provide capacity has been satisfied. In addition, the Partnership considers interruptible transportation service revenues to be variable revenues as volumes cannot be estimated. These variable revenues are recognized on a monthly basis when the Partnership’s performance obligation of natural gas deliveries is made at the agreed-upon delivery point.

Lastly, future revenues from the Partnership’s firm capacity contracts include fixed revenues for the time periods when current rate settlements are in effect, which is approximately one to four years. Many of these contracts are long-term in nature and revenues from the remaining performance obligations on these contracts will be recognized using the FERC approved rates once the performance obligation to provide capacity has been satisfied.

NOTE 7    DEBT AND CREDIT FACILITIES

(unaudited) (millions of dollars)	March 31, 2018		Weighted Average Interest Rate for the Three Months Ended March 31, 2018		December 31, 2017		Weighted Average Interest Rate for the Year Ended December 31, 2017

TC PipeLines, LP
Senior Credit Facility due 2021	165		2.85%		185		2.41%
2013 Term Loan Facility due 2022	500		2.86%		500		2.33%
2015 Term Loan Facility due 2020	170		2.75%		170		2.22%
4.65% Unsecured Senior Notes due 2021	350		4.65	%(a)	350		4.65	%(a)
4.375% Unsecured Senior Notes due 2025	350		4.375	%(a)	350		4.375	%(a)
3.90 % Unsecured Senior Notes due 2027	500		3.90	%(a)	500		3.90	%(a)
GTN
5.29% Unsecured Senior Notes due 2020	100		5.29	%(a)	100		5.29	%(a)
5.69% Unsecured Senior Notes due 2035	150		5.69	%(a)	150		5.69	%(a)
Unsecured Term Loan Facility due 2019	55		2.55%		55		2.02%
PNGTS
5.90% Senior Secured Notes due 2018	24	(b)	5.90	%(a)	30	(c )	5.90	%(a)
Tuscarora
Unsecured Term Loan due 2020	25		2.73%		25		2.27%
	2,389				2,415
Less: unamortized debt issuance costs and debt discount	12				12
Less: current portion	45	(b)			51	(c)
	2,332				2,352

(a)              Fixed interest rate

(b)             Includes the PNGTS portion due at March 31, 2018 amounting to $6.1 million that was paid on April 2, 2018.

(c)              Includes the PNGTS portion due at December 31, 2017 amounting to $5.8 million that was paid on January 2, 2018.

TC PipeLines, LP

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 10, 2021, under which $165 million was outstanding at March 31, 2018 (December 31, 2017 - $185 million), leaving $335 million available for future borrowing. The LIBOR-based interest rate on the Senior Credit Facility was 2.92 percent at March 31, 2018 (December 31, 2017 — 2.62 percent).

As of March 31, 2018, the variable interest rate exposure related to the 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 2.31 percent (December 31, 2017 — 2.31 percent). Prior to hedging activities, the LIBOR-based interest rate on the 2013 Term Loan Facility was 2.92 percent at March 31, 2018 (December 31, 2017 — 2.62 percent).

The LIBOR-based interest rate on the 2015 Term Loan Facility was 2.81 percent at March 31, 2018 (December 31, 2017 — 2.51 percent).

The 2013 Term Loan Facility and the 2015 Term Loan Facility (collectively, the Term Loan Facilities) and the Senior Credit Facility require the Partnership to maintain a certain leverage ratio (debt to adjusted cash flow [net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains]) no greater than 5.00 to 1.00 for each fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions has been executed, in which case the leverage ratio is to be no greater than 5.50 to 1.00. The leverage ratio was 4.56 to 1.00 as of March 31, 2018.

GTN

GTN’s Unsecured Senior Notes, along with GTN’s Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization.  GTN’s total debt to total capitalization ratio at March 31, 2018 was 44 percent. The LIBOR-based interest rate on the GTN’s Unsecured Term Loan Facility was 2.61 percent at March 31, 2018 (December 31, 2017 — 2.31 percent).

PNGTS

PNGTS’ Senior Secured Notes are secured by the PNGTS long-term firm shipper contracts and its partners’ pledge of their equity and a guarantee of debt service for six months. PNGTS is restricted under the terms of its note purchase agreement from making cash distributions unless certain conditions are met. Before a distribution can be made, the debt service reserve account must be fully funded and PNGTS’ debt service coverage ratio for the preceding and succeeding twelve months must be 1.30 or greater. At March 31, 2018, the debt service coverage ratio was 1.65 for the twelve preceding months and 2.14 for the twelve succeeding months. Therefore, PNGTS was not restricted to make any cash distributions.

On April 5, 2018, PNGTS entered into a revolving credit agreement under which PNGTS has the ability to borrow up to $125 million with a variable interest rate based on LIBOR. The credit agreement matures on April 5, 2023 and requires PNGTS to maintain a leverage ratio not greater than 5.00 to 1.00. The facility will be utilized to fund the costs of the PXP expansion project, including the repayment of the existing 5.90% Senior Notes.

Tuscarora

Tuscarora’s Unsecured Term Loan contains a covenant that requires Tuscarora to maintain a debt service coverage ratio (cash available from operations divided by a sum of interest expense and principal payments) of greater than or equal to 3.00 to 1.00. As of March 31, 2018, the ratio was 11.2 to 1.00.

The LIBOR-based interest rate on the Tuscarora’s Unsecured Term Loan Facility was 2.79 percent at March 31, 2018 (December 31, 2017 — 2.49 percent).

At March 31, 2018, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Third Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders. Refer also to Note 19 for important information relating to distribution reduction to retain cash that will be used to fund ongoing capital expenditures and the repayment of debt to levels that prudently manage our financial metrics in response to the potential negative impact of the 2018 FERC Actions on our future operating performance and cashflows.

The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)

2018	45
2019	36
2020	293
2021	515
2022	500
Thereafter	1,000
2,389

NOTE 8    PARTNERS’ EQUITY

ATM equity issuance program (ATM program)

During the three months ended March 31, 2018, we issued 0.7 million common units under our ATM program generating net proceeds of approximately $39 million, plus $1 million contributed by the General Partner to maintain its effective two percent general partner interest. The commissions to our sales agents in the three months ended March 31, 2018 were nil. The net proceeds were used for general partnership purposes.

Class B units issued to TransCanada

The Class B Units we issued on April 1, 2015 to finance a portion of the 2015 GTN Acquisition represent a limited partner interest in us and entitle TransCanada to an annual distribution based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter. Additionally, the Class B distribution will be further reduced by the percentage by which distributions payable to common units is reduced for the calendar year (Class B Reduction).

For the year ending December 31, 2018, the Class B units’ equity account will be increased by the excess of 30 percent of GTN’s distributions less the annual threshold of $20 million and the Class B Reduction and until such amount is declared for distribution and paid in the first quarter of 2019. During the three months ended March 31, 2018, the threshold was not exceeded.

For the year ended December 31, 2017, the Class B distribution was $15 million and was declared and paid in the first quarter of 2018.

NOTE 9    NET INCOME PER COMMON UNIT

Net income per common unit is computed by dividing net income attributable to controlling interests, after deduction of net income attributable to PNGTS’ former parent, amounts attributable to the General Partner and Class B units, by the weighted average number of common units outstanding.

The amount allocable to the General Partner equals an amount based upon the General Partner’s effective two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement.

The amount allocable to the Class B units in 2018 equals 30 percent of GTN’s distributable cash flow during the year ended December 31, 2018 less $20 million and the Class B Reduction (December 31, 2017 —$20 million). During the three months ended March 31, 2018 and 2017, no amounts were allocated to the Class B units as the annual threshold was not exceeded.

Net income per common unit was determined as follows:

(unaudited)	Three months ended March 31,
(millions of dollars, except per common unit amounts)	2018	2017

Net income attributable to controlling interests	96	77	(a)
Net income attributable to PNGTS’ former parent (b)	—	(2	)(a)
Net income allocable to General Partner and Limited Partners	96	75
Net income attributable to the General Partner	(2)	(1)
Incentive distributions attributable to the General Partner (c)	—	(2)
Net income attributable to common units	94	72
Weighted average common units outstanding (millions) — basic and diluted	71.2	68.3
Net income per common unit — basic and diluted	$1.32	$1.05	(d)

(a)      Recast to consolidate PNGTS (Refer to Note 2).

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

(d)                  Net income per common unit prior to recast (Refer to Note 2).

NOTE 10    CASH DISTRIBUTIONS

During the three months ended March 31, 2018, the Partnership distributed $1.00 per common unit (March 31, 2017 — $0.94 per common unit) for a total of $76 million (March 31, 2017 - $68 million).

The distribution paid to our General Partner during the three months ended March 31, 2018 for its effective two percent general partner interest was $2 million along with an IDR payment of $3 million for a total distribution of $5 million (March 31, 2017 - $2 million for the effective two percent interest and a $2 million IDR payment).

NOTE 11    CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Three months ended March 31,
(millions of dollars)	2018	2017 (a)

Change in accounts receivable and other	—	7
Change in other current assets	(3)	1
Change in accounts payable and accrued liabilities	—	(3)
Change in accounts payable to affiliates	—	(1)
Change in accrued interest	9	3
Change in operating working capital	6	7

(a)              Recast to consolidate PNGTS (Refer to Note 2).

NOTE 12    RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to conduct the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. For both the three months ended March 31, 2018 and 2017, total costs charged to the Partnership by the General Partner were $1 million.

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

Capital and operating costs charged to our pipeline systems, except for Iroquois, for the three months ended March 31, 2018 and 2017 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at March 31, 2018 and December 31, 2017 are summarized in the following tables:

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2018	2017

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	9	8
Northern Border (a)	9	10
GTN	8	7
Bison	2	1
North Baja	1	1
Tuscarora	1	1
PNGTS (a)	2	2	(b)
Impact on the Partnership’s net income:
Great Lakes	4	3
Northern Border	4	3
GTN	8	7
Bison	2	1
North Baja	1	1
Tuscarora	1	1
PNGTS	1	1	(b)

(unaudited)
(millions of dollars)	March 31, 2018	December 31, 2017

Net amounts payable to TransCanada’s subsidiaries is as follows:
Great Lakes (a) (c)	3	3
Northern Border (a)	4	4
GTN	3	3
Bison	1	1
North Baja	—	—
Tuscarora	—	—
PNGTS(a)	1	1

(a)              Represents 100 percent of the costs.

(b)             Recast to consolidate PNGTS (Refer to Note 2).

(c)              Excludes any amounts owed to affiliates relating to revenue sharing. See discussion below.

Great Lakes

Great Lakes earns significant transportation revenues from TransCanada and its affiliates, some of which are provided at discounted rates and some at maximum recourse rates. For the three months ended March 31, 2018, Great Lakes earned 68 percent of transportation revenues from TransCanada and its affiliates (2017 — 67 percent).

At March 31, 2018, $10 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2017 — $20 million).

During 2017, Great Lakes operated under a FERC approved 2013 rate settlement that included a revenue sharing mechanism that required Great Lakes to share with its customers certain percentages of any qualifying revenues earned above certain ROEs. For the year ended December 31, 2017, Great Lakes has recorded an estimated revenue sharing provision amounting to $40 million, a significant amount of which will be payable to its affiliates. Under the terms of the 2017 Great Lakes Settlement, beginning 2018, its revenue sharing provision was eliminated (Refer to our Annual Report on form 10-K for the year ended December 31, 2017).

PNGTS

PNGTS earns transportation revenues from TransCanada and its affiliates. For the three months ended March 31, 2018, PNGTS earned approximately $1 million of its transportation revenues from TransCanada and its affiliates (2017 — nil).

At March 31, 2018, nil was included in PNGTS’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2017 — nil).

In connection with anticipated future commercial opportunities, PNGTS has entered into an arrangement with its affiliates regarding the construction of certain facilities on their systems that will be required to fulfill future contracts on the PNGTS’ system. In the event the anticipated developments do not proceed, PNGTS will be required to reimburse its affiliates for any costs incurred related to the development of these facilities. At March 31, 2018, the total costs incurred by these affiliates was approximately $5 million.

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

Long-term debt is recorded at amortized cost and classified as Level 2 of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified as Level 2 for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices.  The estimated fair value of the Partnership’s debt as at March 31, 2018 and December 31, 2017 was $2,408 million and $2,475 million, respectively.

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

The Partnership’s interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At March 31, 2018, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $12 million (both on a gross and net basis). At December 31, 2017, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $5 million (on both gross and net basis). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a gain of $7 million for the three months ended March 31, 2018 (2017 — gain of $1 million). For the three months ended March 31, 2018, the net realized gain related to the interest rate swaps was $1 million, and was included in financial charges and other (2017 - nil) (Refer to Note 15).

The Partnership’s $500 million 2013 Term Loan is hedged using fixed interest rate swaps until July 1, 2018 at an average rate of 2.31 percent. From July 2, 2018 until its October 2, 2022 maturity, it will be hedged using forward starting swaps at an average rate of 3.26 percent.

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2018 (net asset of $5 million as of December 31, 2017).

In anticipation of a debt refinancing in 2003, PNGTS entered into forward interest rate swap agreements to hedge the interest rate on its Senior Secured Notes due in 2018. These interest rate swaps were used to manage the impact of interest rate fluctuations and qualified as derivative financial instruments in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. PNGTS settled its position with a payment of $20.9 million to counterparties at the time of the refinancing and recorded the realized loss in accumulated other comprehensive income as of the termination date. The previously recorded loss is currently being amortized against earnings over the life of the PNGTS Senior Secured Notes.  At March 31, 2018, our 61.71 percent proportionate share of net unamortized loss on PNGTS included in other comprehensive income was $1 million (December 31, 2017 - $1 million). For the three months ended March 31, 2018 and 2017, our 61.71 percent proportionate share of the amortization of realized loss on derivative instruments was nil.

NOTE 14    ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	March 31, 2018	December 31, 2017

Trade accounts receivable, net of allowance of nil	31	40
Imbalance receivable from affiliates	3	1
Other	2	1
	36	42

NOTE 15    FINANCIAL CHARGES AND OTHER

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2018	2017(b)

Interest expense (a)	24	17
Net realized gain related to the interest rate swaps	(1)	—
	23	17

(a)              Includes amortization of debt issuance costs and discount costs.

(b)             Recast to consolidate PNGTS (Refer to Note 2).

NOTE 16    CONTINGENCIES

Great Lakes v. Essar Steel Minnesota LLC, et al. —  On October 29, 2009, Great Lakes filed suit in the U.S. District Court, District of Minnesota, against Essar Minnesota LLC (Essar Minnesota) and certain Foreign Essar Affiliates (collectively, Essar) for breach of its monthly payment obligation under its transportation services agreement with Great Lakes. Great Lakes sought to recover approximately $33 million for past and future payments due under the agreement. In September 2015, the federal district court judge entered a judgment in the amount of $32.9 million in favor of Great Lakes.  Essar successfully appealed this decision to the United States Court of Appeals for the Eighth Circuit (Eighth Circuit) based on an allegation of improper jurisdiction and various other rulings by the federal district judge.  The Eighth Circuit vacated Great Lakes’ judgment against Essar finding that there was no federal jurisdiction. In May 2017, the federal district court awarded Essar Minnesota approximately $1.2 million for costs, including recovery of the premium for the performance bond Essar was required to post pending appeal.

Essar Minnesota filed for bankruptcy in July 2016. Following Essar’s successful appeal and award of $1.2 million of costs, Great Lakes was required to release the $1.2 million into the bankruptcy estates. Great Lakes filed a claim against

Essar Minnesota in the bankruptcy court. The bankruptcy court approved Great Lakes’ unsecured claim in the amount of $31.5 million in April 2017. Great Lakes is unable to estimate the timing or the extent to which its claim will be recoverable in the bankruptcy proceedings.

The Foreign Essar Affiliates have not filed for bankruptcy and Great Lakes’ case against the Foreign Essar Affiliates in Minnesota state court remains pending. The Foreign Essar Affiliates gave an offer of judgment (Offer of Judgment) in the federal district court proceeding whereby the Foreign Essar Affiliates agreed to satisfy any judgment awarded to Great Lakes. The Foreign Essar Affiliates dispute that the Offer of Judgment is enforceable because the federal court judgment was vacated on appeal. Great Lakes has obtained a consent order from the bankruptcy court permitting it to petition the state court to enforce the Offer of Judgment. If unsuccessful in state court, Great Lakes can return to bankruptcy court for an order permitting it to proceed to trial in state court on its claims under the transportation services agreement against the Foreign Essar Affiliates.

At March 31, 2018, Great Lakes is unable to estimate the timing or the extent to which its claim will be recoverable in the bankruptcy proceedings, therefore, it did not recognize any gain contingency on its outstanding claim against Essar.

Additionally, at March 31, 2018, the Partnership is not aware of any contingent liabilities that would have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

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

(unaudited)
(millions of dollars)	March 31, 2018	December 31, 2017

ASSETS (LIABILITIES) *
Cash and cash equivalents	31	19
Accounts receivable and other	23	30
Contract assets	7	—
Inventories	6	6
Other current assets	6	5
Equity investments	1,217	1,213
Plant, property and equipment, net	1,126	1,133
Other assets	1	1
Accounts payable and accrued liabilities	(26)	(24)
Accounts payable to affiliates, net	(29)	(42)
Distributions payable	(2)	(1)
State taxes payable	(1)	—
Accrued interest	(5)	(2)
Current portion of long-term debt	(45)	(51)
Long-term debt	(308)	(308)
Other liabilities	(27)	(26)
Deferred state income tax	(10)	(10)

*North Baja and Bison, which are also assets held through our consolidated VIEs, are excluded as the assets of these entities can be used for purposes other than the settlement of the VIE’s obligations.

NOTE 18    INCOME TAXES

The Partnership’s income taxes relate to business profits tax (BPT) levied at the partnership (PNGTS) level by the state of New Hampshire. As a result of the BPT, PNGTS recognizes deferred taxes related to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The deferred taxes at March 31, 2018 and December 31, 2017 relate primarily to utility plant. At March 31, 2018 and December 31, 2017 the New Hampshire BPT effective tax rate was 3.8 percent for both periods and was applied to PNGTS’ taxable income.

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2018	2017(a)

State income taxes
Current	1	1
Deferred	—	—
	1	1

(a) Recast to consolidate PNGTS (Refer to Note 2).

NOTE 19    SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through May 2, 2018, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On May 1, 2018, the board of directors of the General Partner declared the Partnership’s first quarter 2018 cash distribution in the amount of $0.65 per common unit payable on May 15, 2018 to unitholders of record as of May 9, 2018. The declared distribution totaled $47 million and is payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TransCanada as holder of 11,287,725 common units) and $1 million to the General Partner for its effective two percent general partner interest. The General Partner did not receive any distributions in respect of its IDRs for the first quarter 2018. This distribution represents a 35 percent reduction to the Partnership’s fourth quarter 2017 distribution of $1.00 per common unit. Cash retained by the Partnership will be used to fund ongoing capital expenditures and the repayment of debt to levels that prudently manage our financial metrics in response to the potential negative impact of the 2018 FERC Actions on our future operating performance and cashflows.

Northern Border declared its March 2018 distribution of $8.8 million on April 12, 2018, of which the Partnership received its 50 percent share or $4.4 million on April 30, 2018.

Great Lakes declared its first quarter 2018 distribution of $54.8 million on April 16, 2018, of which the Partnership received its 46.45 percent share or $25.5 million on May 1, 2018.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2017.

RECENT BUSINESS DEVELOPMENTS

In December 2016, FERC issued Docket No. PL17-1-000 requesting initial comments regarding how to address any “double recovery” resulting from FERC’s current income tax allowance and rate of return policies that had been in effect since 2005.

Docket No. PL17-1-000 is a direct response to United Airlines, Inc., et al. v. FERC, a decision issued by the U.S. Court of Appeals for the District of Columbia Circuit in July 2016 in which the D.C. Circuit directed FERC to explain how a pass-through entity such as an MLP receiving a tax allowance and a return on equity derived from the DCF methodology did not result in “double recovery” of taxes.

On December 22, 2017, the President of the United States signed into law the 2017 Tax Act.  This legislation provides for major changes to U.S. corporate federal tax law including a reduction of the federal corporate income tax rate. We are a non-taxable limited partnership for federal income tax purposes, and federal income taxes owed as a result of our earnings are the responsibility of our partners, therefore no amounts have been recorded in the Partnership’s financial statements with respect to federal income taxes as a result of the 2017 Tax Act.

On March 15, 2018, FERC issued the following 2018 FERC Actions: the revised Policy Statement, the NOPR and the NOI. Each is further described below.

FERC Revised Policy Statement on Income Tax Allowance Cost Recovery in MLP Pipeline Rates

FERC changed its long-standing policy on the treatment of income tax amounts to be included in pipeline rates and other assets subject to cost of service rate regulation held within an MLP.  The revised Policy Statement no longer permits entities organized as MLPs to recover an income tax allowance in their cost of service rates.

TransCanada filed a Request for Clarification and If Necessary Rehearing of FERC’s revised Policy Statement on April 16, 2018, addressing concerns over the lack of clarity around entities with ownership shared between an MLP and a corporation as well as other related concerns. In the request, TransCanada sought clarification or rehearing on several bases: that FERC erred in not assessing the propriety of income tax allowances for pipelines on a case-by-case basis; that FERC overturned applicable legal precedent expressly not affected by United; that FERC failed to consider the effects of its revised Policy Statement on industry; and that FERC failed to exhibit reasoned decision making or to support its decision with substantial evidence on the record.

NOPR on Tax Law Changes for Natural Gas Companies

The NOPR proposes that by a deadline to be set in final rule-making, interstate pipelines must either file a new uncontested settlement or comply with a rule that would require companies to file a one-time report, called FERC Form No. 501-G, that quantifies the rate impact of 2017 Tax Act and, with respect to pipelines held by MLPs, the FERC’s revised Policy Statement. Concurrent with filing the one-time report, each pipeline would have four options:

•    make a limited Natural Gas Act Section 4 filing to reduce its rates by the percentage reduction in its cost of service shown in its FERC Form No. 501-G

•    commit to file either a pre-packaged uncontested rate settlement or a general Section 4 rate case if it believes that using the limited Section 4 option will not result in just and reasonable rates. If the pipeline commits to file either by December 31, 2018, FERC will not initiate a Natural Gas Act Section 5 investigation of its rates prior to that date

•    file a statement explaining its rationale for why it does not believe the pipeline’s rates must change

•    take no action other than filing the one-time 501-G report. FERC would then consider whether to initiate a Section 5 investigation of any pipeline that has not submitted a limited Section 4 rate reduction filing or committed to file a general Section 4 rate case.

TransCanada submitted comments on the NOPR on April 25, 2018. Following the requisite public comment period, we expect FERC to issue final order(s) in the late summer or early fall of 2018. We continue to evaluate this NOPR and our next course of action, however, we do not expect an immediate or a retroactive impact from the NOPR or the revised Policy Statement described above.

NOI Regarding the Effect of the 2017 Tax Act on Commission-Jurisdictional Rates

In the NOI, FERC seeks comment to determine what additional action as a result of the 2017 Tax Act, if any, is required by FERC related to accumulated deferred income taxes that were collected from shippers in anticipation of ultimately being paid to the Internal Revenue Service, but which no longer accurately reflect the future income tax liability. The NOI also seeks comment on the elimination of bonus depreciation for regulated natural gas pipelines and other effects of the 2017 Tax Act.

We plan to submit comments in response to the NOI by the due date of May 21, 2018.

Partnership Specific Considerations

Given both the timing for FERC to issue final order(s) and any subsequent procedural schedule, the Partnership does not anticipate any FERC mandated action to reduce maximum allowable rates in 2018. Notwithstanding the uncertainty around the timing for any direct action following the implementation of the final order(s), the Partnership believes that any future impacts would take effect prospectively upon the completion or settlement of a rate case, including one that may be initiated by the FERC or customers.

Should the Partnership choose to proactively address the issues contemplated by the 2018 FERC Actions, prospective changes in our pipeline systems’ revenues could occur as early as late 2018.

Presuming the disallowance of the recovery of income tax costs in the rates of our pipeline systems as contemplated by FERC’s revised policy, future maximum allowable rates could be significantly and negatively impacted. However, as noted below, FERC has indicated that any rate reduction is not expected to affect negotiated rate contracts. Further, with respect to the maximum recourse rate contracts, FERC’s establishment of a just and reasonable rate is based on many components; tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect FERC’s determination of just and reasonable cost-of-service rates. While numerous uncertainties exist around the implementation of the 2018 FERC Actions, the net effect of these revenue reductions could have a material negative impact on the earnings, cash flow, and financial position of the Partnership and could diminish its relative ability to attract capital to fund future growth.

While the changes to tax allowances in the rates of our pipeline systems as contemplated by the 2018 FERC Actions could represent a material reduction in revenue, additional requirements within the NOPR may accelerate the timeframe for previously anticipated rate proceedings on several of our pipeline systems. The result of this process could be a reset of certain pipelines’ return allowances along with the changes to the allowances for income taxes. Proceedings related to these actions could begin as early as the third quarter of 2018. This represents a revision of our previous expectations, where existing rate settlements for our systems did not require us to establish new rates earlier than 2022.

In addition to concerns covered by the 2018 FERC Actions, each individual pipeline entity must be separately evaluated considering all other cost of service elements to arrive at rates that may be deemed to be just and reasonable. The 2018 FERC Actions note that precise treatment of entities with more ambiguous ownership structures must be separately resolved on a case-by-case basis, presumably including those partially owned by corporations such as Great Lakes, Northern Border, Iroquois and PNGTS pipelines.

Given the uncertainties in the 2018 FERC Actions and the potential variability of outcomes following the proceedings that may be initiated pursuant to its requirements, we are unable to precisely quantify the ultimate timing and amount of the reductions in revenue, earnings and cash flows, if any.  If there are no substantial changes to the currently proposed 2018 FERC Actions and absent other mitigating factors, we estimate that cash flows from our pipeline systems and subsidiaries could ultimately be reduced by up to approximately $100 million on an annualized basis. These estimates could change due to numerous assumptions around the resolution of related issues as they are applied across our pipeline systems individually.

We believe that the changes contemplated by the 2018 FERC Actions will only impact the maximum allowable rates our pipeline systems can charge and will not substantively impact negotiated or non-recourse rates. Approximately half of the Partnership’s share of revenues (including those accounted for in the earnings of our equity investments) are derived from contracts that are not at the maximum allowable rate. Accordingly, any reduction to the maximum or recourse rates would not have a proportional reduction on overall revenues.

Partnership Response and Outlook of Our Business

In anticipation of the possibility of significantly reduced cash flow and the new policies resulting from the 2018 FERC Actions that may make growth by MLP entities more difficult, the Partnership is undertaking a complete review of its strategic options. While revenues from our pipeline systems are not expected to decrease prior to individual rate proceedings, the Partnership is taking proactive measures to manage its leverage metrics and conserve capital for near-term capital requirements given the magnitude and timing of the potential future cash flow decreases.

Accordingly, beginning with our first quarter 2018 distribution, the Partnership reduced its cash distributions to unitholders to $0.65 per quarter representing a 35 percent reduction to our most recent distribution of $1.00 per common unit. Cash retained by the Partnership will be used to fund ongoing capital expenditures and the repayment of debt to levels that prudently manage our financial metrics in anticipation of the reduction of revenues of up to approximately $100 million on an annualized basis should our pipeline systems rates be reset in response to the 2018 FERC Actions beginning as early as late 2018.

TransCanada, the ultimate parent company of our General Partner, has historically viewed us as an element of its capital financing strategy. TransCanada has stated that the Partnership is not seen as a viable funding lever in the absence of changes to the 2018 FERC Actions and as a result, it does not anticipate further asset dropdowns to the Partnership at this time. This traditional source of growth will not be accessible under the current circumstances, and options for further growth are significantly limited. Accordingly, many longer-term implications must be re-evaluated. Various strategic options are being considered currently, including a reorganization of the Partnership’s legal structure to partially mitigate the effects of the 2018 FERC Actions. To respond to new information or changes in strategies in the future, the Partnership may consider further distribution changes either as a standalone action or in combination with reorganization, or other strategies.

Our focus remains on safe and reliable operations of our pipeline assets and we expect our assets to continue to serve their customers as designed.

Impairment Considerations

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

We review plant, property and equipment and equity investments for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

Goodwill is tested for impairment on an annual basis or more frequently if events or changes in circumstance indicate that it might be impaired. We can initially make this assessment based on qualitative factors. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, an impairment test is not performed.

Until the proposed 2018 FERC Actions are finalized, implementation requirements are clarified, including the applicability to assets partially-owned by a MLP or held in non-MLP structures, and we have fully evaluated our respective alternatives to minimize the potential negative impact of the 2018 FERC Actions, we believe that it is not more likely than not that the fair values of our reporting units are less than its respective carrying values. Therefore, a goodwill impairment test was not performed. Also, we have determined there is no indication that the carrying values of plant, property and equipment and equity investments potentially impacted by the 2018 FERC Actions are not recoverable. We will continue to monitor developments and assess our goodwill for impairment. We will also review our property, plant and equipment and equity investments for recoverability as new information becomes available.

At December 31, 2017, the estimated fair value of our investment in Great Lakes exceeded its carrying value by less than 10 percent. There is a risk that the 2018 FERC Actions, once finalized, could result in an impairment charge to our equity method goodwill on Great Lakes amounting to $260 million at March 31, 2018 (December 31, 2017 — $260 million).  Additionally, since the estimated fair value of Tuscarora exceeded its carrying value by less than 10 percent in its most recent valuation, there is also a risk that the $82 million goodwill at March 31, 2018 (December 31, 2017 - $82 million) related to Tuscarora could be negatively impacted by the 2018 FERC Actions.

Other Business Developments

NOI on Certificate Policy Statement - FERC issued a Certificate Policy Statement Notice of Inquiry on April 19, 2018, related to its policies for the review and authorization of new natural gas infrastructure projects.  Any proposed changes to the current policy will be prospective only and it is expected that FERC will take many months to determine whether it will change anything for proposed natural gas pipeline projects.  Comments are due within 60 days after publication in the Federal Register.

Portland XPress Project - As noted in our Annual Report for the year ended December 31, 2017, the in-service dates of PXP are being phased-in over a three-year period beginning November 1, 2018. On April 20, 2018, PNGTS filed the required application with FERC, which includes an amendment to its Presidential Permit and an increase in its certificated capacity to bring additional volume of gas to New England.  Additionally, on April 5, 2018, PNGTS entered into a $125 million Revolving Credit Facility. The facility will be utilized to fund the costs of the PXP expansion project, including the repayment of the existing balance on PNGTS’ 5.90% Senior Notes.

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

Please see “Non-GAAP Financial Measures: EBITDA and Distributable Cash Flow” for more information.

RESULTS OF OPERATIONS

Our ownership interests in eight pipelines were our only material sources of income during the period. Therefore, our results of operations and cash flows were influenced by, and reflect the same factors that influenced, our pipeline systems.

	Three months ended
(unaudited)	March 31,		$	%
(millions of dollars)	2018	2017 (a)	Change (b)	Change (b)

Transmission revenues	115	112	3	3
Equity earnings	59	36	23	64
Operating, maintenance and administrative costs	(24)	(23)	(1)	(4)
Depreciation	(24)	(24)	—	—
Financial charges and other	(23)	(17)	(6)	(35)
Net income before taxes	103	84	19	23

State income taxes	(1)	(1)	—	—
Net Income	102	83	19	23

Net income attributable to non-controlling interests	6	6	—	—
Net income attributable to controlling interests	96	77	19	25

(a)              Financial information was recast to consolidate PNGTS. Refer to Note 2 within Item 1, ‘Financial Statements” for more information.

(b)             Positive number represents a favorable change; bracketed or negative number represents an unfavorable change.

Three Months Ended March 31, 2018 compared to Same Period in 2017

The Partnership’s net income attributable to controlling interests increased by $19 million in the three months ended March 31, 2018 compared to 2017, an increase of $0.27 per common unit, mainly due to the following:

Transmission revenues — Revenues were higher due largely to higher discretionary services sold by GTN and an increase in short-term firm transportation services on North Baja.

Equity Earnings - The $23 million increase was primarily due to the addition of equity earnings from Iroquois effective June 1, 2017. Additionally, equity earnings in Great Lakes increased as a result of incremental seasonal winter sales during the current period and the elimination of Great Lakes’ revenue sharing mechanism beginning in 2018 as part of the 2017 Great Lakes Settlement. The additional earnings were partially offset by lower revenue and earnings from Northern Border resulting from its rate reduction as part of the 2017 Northern Border Settlement.

Financial charges and other - The $6 million increase was primarily attributable to additional borrowings to finance the 2017 Acquisition.

Net income attributable to non-controlling interests - The Partnership’s net income attributable to non-controlling interests was comparable to the first quarter of 2017 due to comparable results from PNGTS.

Net Income Attributable to Common Units and Net Income per Common Unit

As discussed in Note 9 within Item 1. “Financial Statements,” we will allocate a portion of the Partnership’s income to the Class B Units after the annual threshold is exceeded which will effectively reduce the income allocable to the common units and net income per common unit. Currently, we expect to allocate a portion of the Partnership’s income to the Class B units at the end of the third quarter of 2018. Please also read Note 8 within Item 1. “Financial Statements,” for additional disclosures on the Class B units.

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

Our General Partner recently announced a distribution of $0.65 per common unit, down from our fourth quarter 2017 distribution of $1.00 per common unit, beginning the first quarter of 2018 payable to common unitholders on May 15, 2018. Cash retained by the Partnership will be used to fund ongoing capital expenditures and the repayment of debt to levels that prudently manage our financial metrics in anticipation of the reduction of revenues of up to $100 million on an annualized basis should our pipeline systems rates be reset in response to the 2018 FERC Actions over a short period beginning as early as late 2018.

We expect to be able to fund our short term liquidity requirements, including the revised distributions to our unitholders and required debt repayments, at the Partnership level over the next 12 months utilizing our operating cash flow and, if required, our existing Senior Credit Facility.

The following table sets forth the available borrowing capacity under the Partnership’s Senior Credit Facility:

(unaudited) (millions of dollars)	March 31, 2018	December 31, 2017

Total capacity under the Senior Credit Facility	500	500
Less: Outstanding borrowings under the Senior Credit Facility	165	185
Available capacity under the Senior Credit Facility	335	315

The principal sources of liquidity on our pipeline systems are cash generated from operating activities, long-term debt offerings, bank credit facilities and equity contributions from their owners. Our pipeline systems have historically funded operating expenses, debt service and cash distributions to their owners primarily with operating cash flow. However, since the fourth quarter of 2010, Great Lakes has funded its debt repayments with cash calls to its owners.

Capital expenditures of our pipeline systems are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, issuance of senior unsecured notes or equity contributions from our pipeline systems’ owners. The ability of our pipeline systems to access the debt capital markets under reasonable terms depends on their financial position and general market conditions.

The Partnership’s pipeline systems monitor the creditworthiness of their customers and have credit provisions included in their tariffs which, although limited by FERC, allow them to request credit support as circumstances dictate.

Cash Flow Analysis for the Three Months Ended March 31, 2018 compared to Same Period in 2017

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2018	2017 (a)

Net cash provided by (used in):
Operating activities	117	107
Investing activities	(4)	(11)
Financing activities	(78)	(83)
Net increase in cash and cash equivalents	35	13
Cash and cash equivalents at beginning of the period	33	64
Cash and cash equivalents at end of the period	68	77

(a) Financial information was recast to consolidate PNGTS (Refer to Note 2 within Item 1. “Financial Statements”).

Operating Cash Flows

Net cash provided by operating activities increased by $10 million in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the net effect of:

•    distributions received from Iroquois resulting from the addition of Iroquois to our portfolio of assets effective June 1, 2017;

•   higher interest expense attributable to additional borrowings to finance the 2017 Acquisitions; and

•    higher distributions received from Great Lakes due to additional contracted revenue in the fourth quarter of 2017 compared to the fourth quarter of 2016.

Investing Cash Flows

Net cash used in investing activities decreased by $7 million in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to lower capital maintenance expenditures in 2018 in combination with the $2 million unrestricted cash distribution we received from Iroquois representing a return of investment.

Financing Cash Flows

The net decrease in cash used in financing activities was approximately $5 million in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the net effect of:

•   $35 million net decrease in debt repayments;

•    $8 million increase in distributions paid to our common units and to our General Partner in respect of its two percent general partner interest and IDRs as a result of a higher number of units outstanding during the first quarter of 2018 compared to the same period in 2017 from ATM unit issuances during 2017 and into 2018;

•    $7 million decrease in distributions paid to Class B units in 2018 as compared to 2017;

•    $31 million decrease in our ATM equity issuances in the first quarter of 2018 as compared to the same period in 2017;

•    $1 million decrease in distributions paid to non-controlling interests due to lower declared distributions from PNGTS for the fourth quarters of 2017 and 2016 resulting from lower revenue in the fourth quarter of 2017 compared to the same period in 2016; and

•    $1 million decrease in distributions paid to TransCanada as the former parent of PNGTS due to the Partnership’s acquisition of TransCanada’s then-remaining 11.81 percent interest in PNGTS effective June 1, 2017.

Short-Term Cash Flow Outlook

Operating Cash Flow Outlook

Northern Border declared its March 2018 distribution of $8.8 million on April 6, 2018, of which the Partnership received its 50 percent share or $4.4 million. The distribution was paid on April 30, 2018.

Great Lakes declared its first quarter 2018 distribution of $54.8 million on April 16, 2018, of which the Partnership received its 46.45 percent share or $25.5 million. The distribution was paid on May 1, 2018.

Iroquois declared its first quarter 2018 distribution of $29 million on March 7, 2018, of which the Partnership received its 49.34 percent share or $14 million on May 1, 2018.

Our equity investee Iroquois has $4 million of scheduled debt repayments for the remainder of 2018 and Iroquois’ debt repayments are expected to be funded through its cash flow from operations.

Investing Cash Flow Outlook

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2018. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment. The Partnership expects to make an additional $5 million equity contribution to Great Lakes in the fourth quarter of 2018 to further fund debt repayments.  This is consistent with prior years.

Our consolidated entities have commitments of $2 million as of March 31, 2018 in connection with various maintenance and general plant projects.

Financing Cash Flow Outlook

On May 1, 2018, the board of directors of our General Partner declared the Partnership’s first quarter 2018 cash distribution in the amount of $0.65 per common unit payable on May 15, 2018 to unitholders of record as of May 9, 2018.  Please see “Recent Business Developments” and Note 19 within Item 1. “Financial Statements” for additional disclosures.

On April 5, 2018, PNGTS entered into a $125 million Revolving Credit Facility. The facility will be utilized to fund the costs of the PXP expansion project, including the pay-out of the existing balance of PNGTS’ 5.90% Senior Notes.

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

Distributable cash flow is computed net of distributions declared to the General Partner and distributions allocable to Class B units. Distributions declared to the General Partner are based on its effective two percent interest plus an amount equal to incentive distributions. Distributions allocable to the Class B units in 2018 equal 30 percent of GTN’s distributable cash flow less $20 million and the Class B Reduction.

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

Reconciliations of Net Income to EBITDA and Distributable Cash Flow

The following table represents a reconciliation of the non-GAAP financial measures of EBITDA, total distributable cash flow and distributable cash flow, to the most directly comparable GAAP financial measure of Net Income:

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2018	2017 (a)
Net income	102	83

Add:
Interest expense(b)	23	17
Depreciation and amortization	24	24
Income taxes	1	1

EBITDA	150	125

Add:
Distributions from equity investments(c)
Northern Border	19	20
Great Lakes	26	20
Iroquois (d)	14	—
	59	40
Less:
Equity earnings:
Northern Border	(17)	(19)
Great Lakes	(24)	(17)
Iroquois	(18)	—
	(59)	(36)
Less:
Interest expense(b)	(23)	(17)
Income taxes	(1)	(1)
Distributions to non-controlling interests(e)	(7)	(5)
Distributions to TransCanada as PNGTS’ former parent(f)	—	(1)
Maintenance capital expenditures (g)	(6)	(10)
	(37)	(34)

Total Distributable Cash Flow	113	95
General Partner distributions declared (h)	(1)	(3)
Distributions allocable to Class B units (i)	—	—
Distributable Cash Flow	112	92

(a)          Financial information was recast to consolidate PNGTS. Refer to Note 2 within Item 1.” Financial Statements”.

(b)        Interest expense as presented includes net realized loss or gain related to the interest rate swaps and amortization of realized loss on PNGTS’ derivative instruments. Refer to Note 15 within Item 1.” Financial Statements”.

(c)         Amounts are calculated in accordance with the cash distribution policies of each of our equity investments. Distributions from our equity investments represent our respective share of these entities’ quarterly distributable cash during the current reporting period.

(d)        This amount represents our proportional 49.34 percent share of the distribution declared by our equity investee Iroquois during the current reporting period and includes our 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2.6 million for the three months ended March 31, 2018.

(e)         Distributions to non-controlling interests represent the respective share of our consolidated entities’ distributable cash not owned by us during the periods presented.

(f)          Distributions to TransCanada as PNGTS’ former parent represent TransCanada’s respective share of PNGTS’ distributable cash not owned by us during the periods presented.

(g)         The Partnership’s maintenance capital expenditures include expenditures made to maintain, over the long term, the operating capacity, system integrity and reliability of our pipeline assets.  This amount represents the Partnership’s and its consolidated subsidiaries’ maintenance capital expenditures and does not include the Partnership’s share of maintenance capital expenditures for our equity investments. Such amounts are reflected in “Distributions from equity investments” as those amounts are withheld by those entities from their quarterly distributable cash.

(h)        Distributions declared to the General Partner for the three months ended March 31, 2018 did not trigger any incentive distribution (2017 — $2 million).

(i)          During the three months ended March 31, 2018, 30 percent of GTN’s total distributions amounted to $10 million (2017 - $10 million), therefore, no distributions were allocated to the Class B units as the 2018 threshold had not been exceeded. We expect the 2018 threshold will be exceeded at the end of the third quarter of 2018. Please read Notes 8 and 9 within Item 1. “Financial Statements” for additional disclosures on the Class B units.

Three months ended March 31, 2018 Compared to Same Period in 2017

Our EBITDA was higher for the first quarter of 2018 compared to the same period in 2017. The increase was due to the addition of our equity interest in Iroquois effective June 1, 2017 and an overall increase in our revenues during the period as discussed in more detail under the Results of Operations section.

Our distributable cash flow increased by $20 million in the first quarter of 2018 compared to the same period in 2017 due to the net effect of:

•    addition of 49.34 percent share of Iroquois’ first quarter 2018 distribution;

•    higher distributions from Great Lakes due to the increase in revenue during the first quarter of 2018;

•    lower maintenance capital expenditures compared to the first quarter of 2017 where there were major compression equipment overhauls on GTN;

•    increased interest expense due to additional borrowings to finance the 2017 Acquisition; and

•    reduction in declared distributions which did not result in any IDR allocation to our General Partner during the current period.

Contractual Obligations

The Partnership’s Contractual Obligations

The Partnership’s contractual obligations related to debt as of March 31, 2018 included the following:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2018
TC PipeLines, LP
Senior Credit Facility due 2021	165	—	—	165	—	2.85%
2013 Term Loan Facility due 2022	500	—	—	500	—	2.86%
2015 Term Loan Facility due 2020	170	—	170	—	—	2.75%
4.65% Senior Notes due 2021	350	—	—	350	—	4.65	%(a)
4.375% Senior Notes due 2025	350	—	—	—	350	4.375	%(a)
3.9% Senior Notes due 2027	500	—	—	—	500	3.90	%(a)
GTN
5.29% Unsecured Senior Notes due 2020	100	—	100	—	—	5.29	%(a)
5.69% Unsecured Senior Notes due 2035	150	—	—	—	150	5.69	%(a)
Unsecured Term Loan Facility due 2019	55	20	35	—	—	2.55%
PNGTS
5.90% Senior Secured Notes due 2018	24	24	—	—	—	5.90	%(a)
Tuscarora
Unsecured Term Loan due 2020	25	1	24	—	—	2.73%
	2,389	45	329	1,015	1,000

(a)              Fixed interest rate

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s debt at March 31, 2018 was $2,408 million.

Please read Note 7 within Item 1. “Financial Statements” for additional information regarding the Partnership’s debt.

Summary of Northern Border’s Contractual Obligations

Northern Border’s contractual obligations related to debt as of March 31, 2018 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2018
$ 200 million Credit Agreement due 2020	15	—	15	—	—	2.80%
7.50% Senior Notes due 2021	250	—	—	250	—	7.50	%(b)
	265	—	15	250	—

(a)   Represents 100 percent of Northern Border’s debt obligations

(b)    Fixed interest rate

As of March 31, 2018, $15 million was outstanding under Northern Border’s $200 million revolving credit agreement, leaving $185 million available for future borrowings. At March 31, 2018, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $7 million as of March 31, 2018 in connection with compressor station overhaul project and other capital projects.

Summary of Great Lakes’ Contractual Obligations

Great Lakes’ contractual obligations related to debt as of March 31, 2018 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2018
9.09% series Senior Notes due 2018 - 2021	40	10	20	10	—	9.09	%(b)
6.95% series Senior Notes due 2019 - 2028	110	11	22	22	55	6.95	%(b)
8.08% series Senior Notes due 2021 - 2030	100	—	10	20	70	8.08	%(b)
	250	21	52	52	125

(a)   Represents 100 percent of Great Lakes’ debt obligations

(b)   Fixed interest rate

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $135 million of Great Lakes’ partners’ capital was restricted as to distributions as of March 31, 2018 (December 31, 2017 — $139 million). Great Lakes was in compliance with all of its financial covenants at March 31, 2018.

Great Lakes has commitments of $3 million as of March 31, 2018 in connection with pipeline integrity program spending, major overhaul projects, and right of way renewals.

Summary of Iroquois’ Contractual Obligations

Iroquois’ contractual obligations related to debt as of March 31, 2018 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2018
6.63% series Senior Notes due 2019	140	—	140	—	—	6.63	%(b)
4.84% series Senior Notes due 2020	150	—	150	—	—	4.84	%(b)
6.10% series Senior Notes due 2027	39	4	9	7	19	6.10	%(b)
	329	4	299	7	19

(a) Represents 100 percent of Iroquois’ debt obligations.

(b) Fixed interest rate

Iroquois has commitments of $2 million as of March 31, 2018 relative to procurement of materials on its expansion project.

Iroquois is restricted under the terms of its note purchase agreement from making cash distributions to its partners unless certain conditions are met.  Before a distribution can be made, the debt/capitalization ratio must be below 75% and, the debt service coverage ratio must be at least 1.25 times for the four preceding quarters.  At March 31, 2018, the debt/capitalization ratio was 48.9% and the debt service coverage ratio was 5.96 times, therefore, Iroquois was not restricted from making any cash distributions.

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

As of March 31, 2018, the Partnership’s interest rate exposure resulted from our floating rate Senior Credit Facility, 2015 Term Loan Facility, GTN’s Unsecured Term Loan Facility and Tuscarora’s Unsecured Term Loan Facility, under which $415 million, or 17 percent, of our outstanding debt was subject to variability in LIBOR interest rates (December 31, 2017- $435 million or 18 percent). As of March 31, 2018, the variable interest rate exposure related to 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 2.31 percent.

If interest rates hypothetically increased (decreased) on these facilities by one percent (100 basis points), compared with rates in effect at March 31, 2018, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $4 million.

As of March 31, 2018, $15 million, or 6 percent, of Northern Border’s outstanding debt was at floating rates. If interest rates hypothetically increased (decreased) by one percent (100 basis points), compared with rates in effect at March 31, 2018, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately nil million.

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

The Partnership’s interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At March 31, 2018, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $12 million (both on a gross and net basis). At December 31, 2017, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $5 million (on both gross and net basis). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a gain of $7 million for the three months ended March 31, 2018 (2017 — gain of $1 million). For the three months ended March 31, 2018, the net realized gain related to the interest rate swaps was $1 million, and was included in financial charges and other (2017 - nil).

The Partnership’s $500 million 2013 Term Loan is hedged using fixed interest rate swaps until July 1, 2018 at an average rate of 2.31 percent. From July 2, 2018 until its October 2, 2022 maturity, it will be hedged using forward starting swaps at an average rate of 3.26 percent.

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2018 (net asset of $5 million as of December 31, 2017).

In anticipation of a debt refinancing in 2003, PNGTS entered into forward interest rate swap agreements to hedge the interest rate on its Senior Secured Notes due in 2018. These interest rate swaps were used to manage the impact of interest rate fluctuations and qualified as derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. PNGTS settled its position with a payment of $20.9 million to counterparties at the time of the refinancing and recorded the realized loss in accumulated other comprehensive income as of the termination date. The previously recorded loss is currently being amortized against earnings over the life of the PNGTS Senior Secured Notes.  At March 31, 2018, our 61.71 percent proportionate share of net unamortized loss on PNGTS included in other comprehensive income was $1 million (December 31, 2017 - $1 million). For the three months ended March 31, 2018 and 2017, our 61.71 percent proportionate share of the amortization of realized loss on derivative instruments was nil.

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

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At March 31, 2018, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At March 31, 2018 Anadarko Energy Services Company owed us approximately $4 million which represented greater than 10 percent of our trade accounts receivable.

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

At March 31, 2018, the Partnership had a Senior Credit Facility of $500 million maturing in 2021 and the outstanding balance on this facility was $165 million. In addition, Northern Border had a committed revolving bank line of $200 million maturing in 2020 with $15 million drawn at March 31, 2018. Both the Senior Credit Facility and the Northern Border $200 million credit facility have accordion features for additional capacity of $500 million and $100 million respectively, subject to lender consent.

Item 4.           Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) the management of our General Partner, including the principal executive officer and principal financial officer, evaluated as of the end of the period covered by this report the effectiveness of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon and as of the date of the evaluation, the management of our General Partner, including the principal executive officer and principal financial officer, concluded that the Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to provide reasonable assurance that the information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to the management of our General Partner, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                 Legal Proceedings

We are involved in various legal proceedings that arise in the ordinary course of business, as well as proceedings that we consider material under federal securities regulations. For additional information on other legal and environmental proceedings affecting the Partnership, please refer to Part 1 - Item 3 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Great Lakes v. Essar Steel Minnesota LLC, et al. —

A description of this legal proceeding can be found in Note 16 within Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

In addition to the above written matter, we and our pipeline systems are parties to lawsuits and governmental proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors

The following updated risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

We are exploring and evaluating potential mitigation strategies to the 2018 FERC Actions and other factors, including a possible reorganization that could result in us no longer being a master limited partnership.

Given the effects of a number of factors, including the 2017 Tax Act, the 2018 FERC Actions and TransCanada’s statement that the Partnership is not seen as a viable funding lever, we are evaluating potential strategic alternatives for the Partnership, including whether remaining a master limited partnership is the appropriate structure for us.

No decision has been made with respect to any mitigation strategies and we cannot assure you that the exploration of mitigation strategies will result in the identification or consummation of any transaction that allows our unitholders to realize an increase in the value of their common units or provide any guidance on the timing of such action, if any. We also cannot assure you that any mitigation strategy, if identified, evaluated and consummated, will provide greater value to our unitholders than that reflected in the current price of our common units.

We do not intend to comment regarding the evaluation of strategic alternatives until such time as the board of directors of our general partner has determined the outcome of the process or otherwise has deemed that disclosure is appropriate. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common units.

Our strategy of providing stable cash distributions on our common units by expanding our business may be significantly inhibited by the 2018 FERC Actions.

TransCanada has historically sold certain FERC-regulated assets to the Partnership, subject to TransCanada’s funding needs and market conditions. TransCanada has stated following the 2018 FERC Actions that it does not anticipate further asset dropdowns to the Partnership as a viable funding lever at this time.  Also, market response to the 2018 FERC Actions has increased the relative cost of equity that the Partnership would incur to partially fund acquisitions or expansions in the future. Further deterioration of financial conditions could also raise the borrowing costs of the Partnership.

If we cannot successfully finance and complete expansion projects or make and integrate acquisitions that are accretive and the earnings of our existing pipeline systems are materially and adversely impacted as a result of the 2018 FERC Actions, we will not be able to maintain historical levels of cash flow and distributions. For example, if we are unable to replace revenues from Bison once its contracts expire in January of 2021 or we are unable to replace cash flow that may be reduced through future rate proceedings, we could be required to take additional proactive measures, including further reductions in distributions per unit, to facilitate repayment of debt as may be needed to maintain compliance with financial covenants in addition to taking other significant strategic actions.

Rates and other terms of service for our pipeline systems are subject to approval and potential adjustment by FERC, which could limit their ability to recover all costs of capital and operations and negatively impact their rate of return, results of operations and cash available for distribution.

Our pipeline systems are subject to extensive regulation over virtually all aspects of their business, including the types and terms of services they may offer to their customers, construction of new facilities, creation, modification or abandonment of services or facilities, and the rates that they can charge to shippers. Under the Natural Gas Act, their rates must be just, reasonable and not unduly discriminatory. Actions by FERC could adversely affect our pipeline systems’ ability to recover all of their current or future costs and could negatively impact their rate of return, results of operations and cash available for distribution.

For example, the 2018 FERC Actions may be implemented in a manner that pipelines owned by MLPs such as the TC PipeLines, LP are prohibited from including an income tax allowance as a component of their cost of service based rates. See Recent Business Developments within Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Due to the uncertainties surrounding the 2018 FERC Actions, clarification of the final rules and implementation of our regulatory strategy will take time. Moreover, we believe that future results of operations, cash flows and financial position of the Partnership could be materially negatively impacted once our pipelines’ rates are ultimately adjusted following these decisions. Our assumptions around the potential outcomes of the 2018 FERC Actions could be incorrect such that cash available for distribution in the future would be lower than anticipated, which could necessitate further action beyond our immediate responses described under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Future events, such as the outcome of the 2018 FERC Actions, could negatively impact our estimates of fair value of our pipeline systems and equity investments, necessitating recognition of impairment.

We consider the carrying value of our assets, including goodwill and our equity method investments, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments that we account for under the equity method, the impairment test requires us to consider whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.

Our assumptions related to the estimated fair value of our remaining carrying value of each of our pipeline systems could be negatively impacted by near and long-term conditions including:

• future regulatory rate action or settlement,

• valuation of assets in future transactions,

• changes in customer demand for pipeline capacity and services,

• changes in North American natural gas production in the major producing basins,

• changes in natural gas prices and natural gas storage market conditions, and

• changes in other long-term strategic objectives.

There is a risk that adverse changes in these key assumptions as a result of the 2018 FERC Actions or other circumstances could result in future impairment of the carrying value of our pipeline systems.

Following the 2018 FERC Actions, we are analyzing the resultant impacts to our estimates of the fair value of these assets. The development of fair value estimates requires significant judgment including estimates of future cash flows, which are dependent on internal forecasts, estimates of the long-term rate of growth, estimates of the useful life over which cash flows will occur, and determination of weighted average cost of capital. Following the 2018 FERC Actions, many of these elements will be revisited as the public comment period, final rulemaking, and individual rate proceedings clarify specific applications of the new policies and rules. At this time, we are unable to precisely calculate the impact on fair value, if any, due to uncertainties surrounding the 2018 FERC Actions.

Item 6.                                 Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

2.3

Agreement for Purchase and Sale of Partnership Interest in Iroquois Gas Transmission System, L.P. by and between TCPL Northeast Ltd. and TransCanada Iroquois Ltd., as Sellers and TC Pipelines Intermediate Limited Partnership as Buyer dated as of May 3, 2017 (Incorporated by reference from Exhibit 2.1 to TC PipeLines, LP’s Form 8-K filed May 3, 2017).

2.3.1

First Amendment to Purchase and Sale Agreement by and between TCPL Northeast Ltd. and TransCanada Iroquois Ltd., as Sellers and TC Pipelines Intermediate Limited Partnership as Buyer dated as of May 31, 2017 (Incorporated by reference from Exhibit 2.1.1 to TC PipeLines, LP’s Form 10-Q filed August 3, 2017).

2.4

Option Agreement Relating to Partnership Interest in Iroquois Gas Transmission System, L.P. by and between TransCanada Iroquois Ltd. and TC Pipelines Intermediate Limited Partnership as dated as of May 3, 2017 (Incorporated by reference from Exhibit 2.2 to TC PipeLines, LP’s Form 8-K filed May 3, 2017).

2.5

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
3.1.1

Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP dated December 13, 2017 (incorporated by reference from Exhibit 3.1 to TC PipeLines, LP’s Form 8-K filed December 15, 2017).

3.2	Certificate of Limited Partnership of TC PipeLines, LP (Incorporated by reference to Exhibit 3.2 to TC PipeLines, LP’s Form S-1 Registration Statement, filed on December 30, 1998).
4.1

Indenture, dated as of June 17, 2011, between the Partnership and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to TC PipeLines, LP’s Form 8-K filed on June 17, 2011).

4.2

Supplemental Indenture, dated as of June 17, 2011 relating to the issuance of $350,000,000 aggregate principal amount of 4.65% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.2 to TC PipeLines, LP’s Form 8-K filed on June 17, 2011).

4.3	Specimen of 4.65% Senior Notes due 2021 (Incorporated by reference to Exhibit A to the Supplemental Indenture filed as Exhibit 4.2 to TC PipeLines, LP’s Form 8-K filed on June 17, 2011).
4.4	Form of indenture for senior debt securities (Incorporated by reference to Exhibit 4.1 to TC PipeLines, LP’s Form 8-K filed on June 14, 2011).
4.5

Second Supplemental Indenture, dated March 13, 2015, between TC PipeLines, LP and The Bank of New York Mellon (incorporated by reference from Exhibit 4.1 to TC PipeLines, LP’s Form 8-K filed March 13, 2015).

4.6

Third Supplemental Indenture, dated as of May 25, 2017, relating to the issuance of $500,000,000 aggregate principal amount of 3.900% Senior Notes due 2027 (Incorporated by reference from Exhibit 4.2 to TC PipeLines, LP’s Form 8-K filed May 25, 2017).

4.7

Portland Natural Gas Transmission System Senior Secured Note Purchase Agreement dated as of April 10, 2003 (Incorporated by reference from Exhibit 4.1 to TC PipeLines, LP’s Form 10-Q filed August 3, 2017).

4.8	Iroquois Gas Transmission, L.P. Senior Note Purchase Agreement dated as of May 13, 2009 (Incorporated by reference from Exhibit 4.2 to TC PipeLines, LP’s Form 10-Q filed August 3, 2017).
4.9	Iroquois Gas Transmission, L.P. Senior Note Purchase Agreement dated as of April 27, 2010(Incorporated by reference from Exhibit 4.3 to TC PipeLines, LP’s Form 10-Q filed August 3, 2017).

4.10

Indenture dated as of May 30, 2000, between Iroquois Gas Transmission System, L.P. and The Chase Manhattan Bank (Incorporated by reference from Exhibit 4.4 to TC PipeLines, LP’s Form 10-Q filed August 3, 2017).

4.10.1

Second Supplemental Indenture dated as of August 13, 2002, between Iroquois Gas Transmission System, L.P. and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) (Incorporated by reference from Exhibit 4.4.1 to TC PipeLines, LP’s Form 10-Q filed August 3, 2017).

4.11

Credit Agreement dated as of June 26, 2008, between Iroquois Gas Transmission System, L.P. and JPMorgan Chase Bank, N.A. as administrative agent (Incorporated by reference from Exhibit 4.5 to TC PipeLines, LP’s Form 10-Q filed August 3, 2017).

4.11.1

Amendment No. 1 to Credit Agreement dated as of June 25, 2009, between Iroquois Gas Transmission System, L.P. and JPMorgan Chase Bank, N.A. as administrative agent for the lenders (Incorporated by reference from Exhibit 4.5.1 to TC PipeLines, LP’s Form 10-Q filed August 3, 2017).

10.1*	Revolving Credit Agreement dated as of April 5, 2018, between Portland Natural Gas Transmission System and SunTrust Bank as administrative agent

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Transportation Service Agreement FT18759 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date April 01, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May 2018.

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:	/s/ William C. Morris
William C. Morris
Vice President and Treasurer
TC PipeLines GP, Inc. (Principal Financial Officer)