Form 10-Q
period 2018-06-30
TC PIPELINES LP
filed 2018-08-03
CIK 1075607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes ☐                    No ☒

As of August 1, 2018, there were 71,306,396 of the registrant’s common units outstanding.

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
2018 FERC Actions

FERC’s March 15, 2018 issuance of (1) a revised Policy Statement to address the treatment of income taxes for ratemaking purposes for master limited partnerships (MLPs), (2) a Notice of Proposed Rulemaking (NOPR) proposing interstate pipelines file a one-time report to quantify the impact of the federal income tax rate reduction and the revised Policy Statement could have on pipelines’ revenue requirements, and (3) a Notice of Inquiry (NOI) seeking comment on how FERC should address changes related to accumulated deferred income taxes and bonus depreciation; and FERC’s July 18, 2018 issuance of (1) an Order on Rehearing of the Revised Policy Statement dismissing rehearing related to the revised Policy Statement and (2) a Final Rule adopting procedures from, and clarifying aspects of, the NOPR

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM program	At-the-market equity issuance program
Bison	Bison Pipeline LLC
Consolidated Subsidiaries	GTN, Bison, North Baja, Tuscarora and PNGTS
C2C Contracts	PNGTS’ Continent-to-Coast Contracts with several shippers for a term of 15 years for approximately 82,000 Dth/day
DOT	U.S. Department of Transportation
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
IDRs	Incentive Distribution Rights
ILPs	Intermediate Limited Partnerships
Iroquois	Iroquois Gas Transmission System, L.P.
LIBOR	London Interbank Offered Rate
MLPs	Master limited partnerships
NGA	Natural Gas Act of 1938
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja, Tuscarora, PNGTS and Iroquois
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of the Partnership

PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
PNGTS	Portland Natural Gas Transmission System
PXP	Portland XPress Project
Term Loan Facilities	The 2013 Term Loan Facility and the 2015 Term Loan Facility, collectively
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior facility under revolving credit agreement as amended and restated, dated September 29, 2017
TransCanada	TransCanada Corporation and its subsidiaries
Tuscarora	Tuscarora Gas Transmission Company
U.S.	United States of America
VIEs	Variable Interest Entities

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

PART I

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes certain forward-looking statements. Forward-looking statements are identified by words and phrases such as: “anticipate,” “assume,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “forecast,” “should,” “predict,” “could,” “will,” “may,” and other terms and expressions of similar meaning. The absence of these words, however, does not mean that the statements are not forward-looking. These statements are based on management’s beliefs and assumptions and on currently available information and include, but are not limited to, statements regarding anticipated financial performance, future capital expenditures, liquidity, dropdown opportunities, market or competitive conditions, regulations, organic or strategic growth opportunities, contract renewals and ability to market open capacity, business prospects, outcome of regulatory proceedings and cash distributions to unitholders.

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

These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part II, Item 1A “Risk Factors” of this report and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 26, 2018. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I — FINANCIAL INFORMATION

Item 1.                                 Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars, except per common unit amounts)	2018	2017	2018	2017

Transmission revenues	111	101	226	213
Equity earnings (Note 5)	36	24	95	60
Operation and maintenance expenses	(17)	(17)	(33)	(31)
Property taxes	(7)	(7)	(14)	(14)
General and administrative	(1)	(2)	(2)	(4)
Depreciation	(24)	(25)	(48)	(49)
Financial charges and other (Note 15)	(23)	(19)	(46)	(36)
Net income before taxes	75	55	178	139
Income taxes (Note 18)	—	—	(1)	(1)
Net income	75	55	177	138

Net income attributable to non-controlling interests	2	—	8	6
Net income attributable to controlling interests	73	55	169	132

Net income attributable to controlling interest allocation (Note 9)
Common units	72	50	166	122
General Partner	1	5	3	8
TransCanada and its subsidiaries	—	—	—	2
	73	55	169	132

Net income per common unit (Note 9) – basic and diluted	$1.00	$0.73	$2.33	$1.78

Weighted average common units outstanding – basic and diluted (millions)	71.3	68.9	71.2	68.6

Common units outstanding, end of period (millions)	71.3	69.0	71.3	69.0

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2018	2017	2018	2017

Net income	75	55	177	138
Other comprehensive income
Change in fair value of cash flow hedges (Note 13)	(1)	—	6	1
Amortization of realized loss on derivative financial instruments (Note 13)	2	1	2	1
Reclassification to net income of gains and losses on cash flow hedges (Note 13)	3	(1)	3	(1)
Comprehensive income	79	55	188	139
Comprehensive income attributable to non-controlling interests	3	—	9	6
Comprehensive income attributable to controlling interests	76	55	179	133

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	June 30, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	51	33
Accounts receivable and other (Note 14)	40	42
Inventories	8	8
Other	9	7
	108	90

Equity investments (Note 5)	1,211	1,213
Plant, property and equipment (Net of $1,229 accumulated depreciation; 2017 - $1,181)	2,086	2,123
Goodwill	130	130
Other assets	11	3
	3,546	3,559

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	27	31
Accounts payable to affiliates (Note 12)	6	5
Distribution payable	—	1
Accrued interest	12	12
Current portion of long-term debt (Note 7)	36	51
	81	100

Long-term debt, net (Note 7)	2,272	2,352
Deferred state income taxes (Note 18)	10	10
Other liabilities	28	29
	2,391	2,491
Partners’ Equity
Common units	912	824
Class B units (Note 8)	95	110
General partner	22	24
Accumulated other comprehensive income (AOCI)	15	5
Controlling interests	1,044	963

Non-controlling interests	111	105
	1,155	1,068
	3,546	3,559

Contingencies (Note 16)

Variable Interest Entities (Note 17)

Subsequent Events (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended
(unaudited)	June 30,
(millions of dollars)	2018	2017

Cash Generated From Operations
Net income	177	138
Depreciation	48	49
Amortization of debt issue costs reported as interest expense	1	1
Amortization of realized loss on derivative instrument (Note 13)	2	1
Accrual for costs related to the 2017 Acquisition	—	1
Equity earnings from equity investments (Note 5)	(95)	(60)
Distributions received from operating activities of equity investments (Note 5)	96	68
Change in other long term liabilities	(1)	—
Change in operating working capital (Note 11)	(5)	7
	223	205
Investing Activities
Investment in Great Lakes	(4)	(4)
Acquisition of a 49.34 percent in Iroquois and an additional 11.81 percent in PNGTS	—	(605)
Distribution received from Iroquois as return of investment (Note 5)	5	—
Capital expenditures	(9)	(16)
	(8)	(625)
Financing Activities
Distributions paid (Note 10)	(123)	(135)
Distributions paid to Class B units (Note 8)	(15)	(22)
Distributions paid to non-controlling interests	(3)	(5)
Distributions paid to former parent of PNGTS	—	(1)
Common unit issuance, net (Note 8)	40	92
Long-term debt issued, net (Note 7)	130	607
Long-term debt repaid (Note 7)	(225)	(128)
Debt issuance costs	(1)	(1)
	(197)	407
Decrease in cash and cash equivalents	18	(13)
Cash and cash equivalents, beginning of period	33	64
Cash and cash equivalents, end of period	51	51

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Limited Partners				General	Accumulated Other Comprehensive	Non- Controlling
(unaudited)	Common Units		Class B Units		Partner	Income (a)	Interest	Total Equity
	millions of units	millions of dollars	millions of units	millions of dollars	millions of dollars	millions of dollars	millions of dollars	millions of dollars

Partners’ Equity at December 31, 2017	70.6	824	1.9	110	24	5	105	1,068
Net income	—	166	—	—	3	—	8	177
Other comprehensive income	—	—	—	—	—	10	1	11
ATM equity issuances, net (Note 8)	0.7	39	—	—	1	—	—	40
Distributions	—	(117)	—	(15)	(6)	—	(3)	(141)

Partners’ Equity at June 30, 2018	71.3	912	1.9	95	22	15	111	1,155

(a)     Gains (Losses) related to cash flow hedges reported in Accumulated Other Comprehensive Income and expected to be reclassified to Net income in the next 12 months are estimated to be $3 million. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual value of interest rates at the date of settlement.

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

NOTE 2           SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results that may be expected over the full fiscal year.

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

The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue recognition and the related cash flows. Effective January 1, 2018, the new guidance was applied using the modified retrospective transition method, and did not result in any material differences in the amount and timing of revenue recognition. Refer to Note 6 - Revenues, for further information related to the impact of adopting the new guidance and the Partnership’s updated accounting policies related to revenue recognition from contracts with customers.

Hedge Accounting

In August 2017, the FASB issued new guidance on hedge accounting, making more financial and nonfinancial hedging strategies eligible for hedge accounting. The new guidance amends the presentation requirements relating to the change in fair value of a derivative and additional disclosure requirements include cumulative basis adjustments for fair value hedges and the effect of hedging on individual statement of income line items. This new guidance is effective January 1, 2019 with early adoption permitted. The Partnership has elected to prospectively apply this guidance effective January 1, 2018. Application of this guidance did not have a material impact on its consolidated financial statements.

Future accounting changes

Leases

In February 2016, the FASB issued new guidance on the accounting for leases. The new guidance amends the definition of a lease such that, in order for the arrangement to qualify as a lease, the lessor is required to have both (1) the right to obtain substantially all of the economic benefits from the use of the asset and (2) the right to direct the use of the asset. The new guidance also establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new guidance does not make extensive changes to lessor accounting.

In January 2018, the FASB issued new guidance on accounting for land easements which provides an optional transition practical expedient to not evaluate existing or expired land easements not accounted for as leases prior to entity’s adoption of the new guidance. An entity that elects this practical expedient is required to apply it consistently to all of its existing or expired land easements not previously accounted for as leases. The Partnership continues to monitor and analyze additional guidance and clarifications provided by the FASB.

The new guidance is effective on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Partnership has substantially completed an analysis and preliminary inventory listing of existing lease agreements, and continues to analyze contracts that may contain leases. The Partnership continues to evaluate the financial impact of the application of the new guidance on its consolidated financial statements. The Partnership has also selected a system solution and is in the testing stage of its implementation. The Partnership continues to assess process changes necessary to compile the information to meet the recognition and disclosure requirements of the new guidance.

Goodwill Impairment

In January 2017, the FASB issued new guidance on simplifying the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure the impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This new guidance is effective January 1, 2020 and will be applied prospectively, however, early adoption is permitted. The Partnership is currently evaluating the timing and impact of the adoption of this guidance.

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

On March 15, 2018, FERC issued (1) a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) to address the treatment of income taxes for ratemaking purposes for MLPs, (2) a Notice of Proposed Rulemaking (NOPR) proposing interstate pipelines file a one-time report to quantify the impact of the federal income tax rate reduction and the Revised Policy Statement could have on a pipeline’s Return on Equity (ROE) assuming a single-issue adjustment to a pipeline’s rates, and (3) an NOI seeking comment on how FERC should address changes related to accumulated deferred income taxes (ADIT) and bonus depreciation. On July 18, 2018, FERC issued (1) an Order on Rehearing of the Revised Policy Statement (Order on Rehearing) dismissing rehearing requests related to the Revised Policy Statement and (2) a Final Rule adopting and revising procedures from, and clarifying aspects of, the NOPR (collectively, the “2018 FERC Actions”).  The Final Rule will become effective September 13, 2018, and is subject to requests for further rehearing and clarification. Each is further described below.

FERC Revised Policy Statement on Income Tax Allowance Cost Recovery in MLP Pipeline Rates

The Revised Policy Statement changes FERC’s long-standing policy allowing income tax amounts to be included in rates subject to cost-of-service rate regulation for pipelines owned by an MLP.  The Revised Policy Statement creates a presumption that entities whose earnings are not taxed through a corporation should not be permitted to recover an income tax allowance in their regulated cost-of-service rates.

On July 18, 2018, FERC dismissed requests for rehearing and provided clarification of the Revised Policy Statement. In this Order on Rehearing, FERC noted that an MLP is not automatically precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance in its cost-of-service rates. Additionally, FERC provided guidance with regard to ADIT for MLP pipelines and other pass through entities. FERC found that to the extent an entity’s income tax allowance should be eliminated from rates, it must also eliminate its existing ADIT balance from its rate base. As a result, the Revised Policy Statement also precludes the recognition and subsequent amortization of any related regulatory assets or liabilities that might have otherwise impacted rates charged to customers as the refund or collection of excess or deficient deferred income tax assets or liabilities.

Final Rule on Tax Law Changes for Interstate Natural Gas Companies

The Final Rule established a schedule by which interstate pipelines must either (i) file a new uncontested rates settlement or (ii) file a one-time report, called FERC Form No. 501-G, that quantifies the isolated rate impact of the

2017 Tax Act on FERC regulated pipelines and the impact of the Revised Policy Statement on pipelines held by MLPs. Pipelines filing the one-time report will have four options:

•        make a limited Natural Gas Act (NGA) Section 4 filing to reduce its rates by the reduction in its cost of service shown in its FERC Form No. 501-G. For any pipeline electing this option, FERC guarantees a three-year moratorium on NGA Section 5 rate investigations if the pipeline’s FERC Form 501-G shows the pipeline’s estimated ROE as being12 percent or less. Under the Final Rule and notwithstanding the Revised Policy Statement, a pipeline organized as an MLP is not required to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. Alternatively, the MLP pipeline can eliminate its tax allowance, along with its ADIT used for rate-making purposes. In situations where the ADIT balance is a liability, this elimination would have the effect of increasing the pipeline’s rate base used for rate-making purposes;

•        commit to file either a pre-packaged uncontested rate settlement or a general Section 4 rate case if it believes that using the limited Section 4 option will not result in just and reasonable rates. If the pipeline commits to file either by December 31, 2018, FERC will not initiate a Section 5 investigation of its rates prior to that date;

•        file a statement explaining its rationale for why it does not believe the pipeline’s rates must change; and

•        take no other action. FERC would then consider whether to initiate a Section 5 investigation of any pipeline that has not submitted a limited Section 4 rate filing or committed to file a general Section 4 rate case.

We continue to evaluate this Final Rule and our next course of action, however, we do not expect an immediate or a retroactive impact from the Final Rule or the Revised Policy Statement described above.

NOI Regarding the Effect of the 2017 Tax Act on Commission-Jurisdictional Rates

In the NOI, FERC sought comments to determine what additional action as a result of the 2017 Tax Act, if any, is required by FERC related to the ADIT that were reserved in anticipation of being paid to the Internal Revenue Service (IRS), but which no longer accurately reflect the future income tax liability. The NOI also sought comments on the elimination of bonus depreciation for regulated natural gas pipelines and other effects of the 2017 Tax Act on regulated rates or earnings.

As noted above, FERC’s Order on Rehearing provided guidance with regard to ADIT for MLP pipelines, finding that if an MLP pipeline’s income tax allowance is eliminated from its cost-of-service rates, then its existing ADIT balance used for rate-making purposes should also be eliminated from its cost-of-service rates.

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

We review property, plant and equipment and equity investments for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

Goodwill is tested for impairment on an annual basis or more frequently if events or changes in circumstance indicate that it might be impaired. We can initially make this assessment based on qualitative factors. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, an impairment test is not performed.

Until the 2018 FERC Actions are implemented through individual rate proceedings or settlements, and we have fully evaluated our respective alternatives to minimize any negative impact on our future operating performance and cash flows, we believe that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values. Therefore, a goodwill impairment test was not performed. Also, we have determined there is no indication that the carrying values of property, plant and equipment and equity investments potentially impacted by the 2018 FERC Actions are not recoverable.

We will continue to monitor developments and assess our goodwill for impairment. We will also review our property, plant and equipment and equity investments for recoverability as new information becomes available.

At December 31, 2017, the estimated fair value of our investment in Great Lakes exceeded its carrying value by less than 10 percent. There is a risk that the 2018 FERC Actions, once implemented through the individual rate proceeding or settlement, could result in an impairment charge to our equity method goodwill on Great Lakes which amounted to $260 million at June 30, 2018 (December 31, 2017 — $260 million). Additionally, given that the estimated fair value of Tuscarora exceeded its carrying value by less than 10 percent in its most recent valuation, there is also a risk that the $82 million goodwill at June 30, 2018 (December 31, 2017 - $82 million) related to Tuscarora could be negatively impacted by the 2018 FERC Actions once implemented through the individual rate proceeding or settlement.

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

	Ownership	Equity Earnings				Equity Investments
	Interest at	Three months		Six Months
(unaudited)	June 30,	ended June 30,		ended June 30,		June 30,	December 31,
(millions of dollars)	2018	2018	2017	2018	2017	2018	2017

Northern Border (a)	50%	15	15	32	34	505	512
Great Lakes	46.45%	12	6	36	23	485	479
Iroquois(b)	49.34%	9	3	27	3	221	222
		36	24	95	60	1,211	1,213

(a)              Equity earnings from Northern Border is net of the 12-year amortization of a $10 million transaction fee paid to the operator of Northern Border at the time of the Partnership’s acquisition of an additional 20 percent interest in April 2006.

(b)             Equity earnings from Iroquois is net of the 29-year amortization of a $10 million purchase price discrepancy assumed by the Partnership from TransCanada at the time of the 2017 Acquisition.

Distributions from Equity Investments

Distributions received from equity investments for the three and six months ended June 30, 2018 were $56 million and $101 million, respectively (2017 — $40 million and $68 million) of which $2.6 million and $5.2 million, respectively, (2017 - none) was considered a return of capital and is included in Investing Activities in the Partnership’s consolidated statement of cash flows. The return of capital was related to our investment in Iroquois (see further discussion below).

Northern Border

The Partnership did not have undistributed earnings from Northern Border for the three and six months ended June 30, 2018 and 2017.

The summarized financial information provided to us by Northern Border is as follows:

(unaudited)
(millions of dollars)	June 30, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	11	14
Other current assets	34	36
Plant, property and equipment, net	1,056	1,063
Other assets	14	14
	1,115	1,127

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	37	38
Deferred credits and other	33	31
Long-term debt, net (a)	264	264
Partners’ capital	782	795
Accumulated other comprehensive loss	(1)	(1)
	1,115	1,127

(a)              No current maturities as of June 30, 2018 and December 31, 2017.

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2018	2017	2018	2017

Transmission revenues	68	69	140	144
Operating expenses	(19)	(18)	(38)	(36)
Depreciation	(15)	(15)	(30)	(30)
Financial charges and other	(4)	(5)	(7)	(9)
Net income	30	31	65	69

Great Lakes

The Partnership made an equity contribution to Great Lakes of $4 million in the first quarter of 2018. This amount represents the Partnership’s 46.45 percent share of a $9 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership did not have undistributed earnings from Great Lakes for the three and six months ended June 30, 2018 and 2017.

The summarized financial information provided to us by Great Lakes is as follows:

(unaudited)
(millions of dollars)	June 30, 2018	December 31, 2017

ASSETS
Current assets	89	107
Plant, property and equipment, net	695	701
	784	808

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	49	75
Net long-term debt, including current maturities (a)	250	259
Other long term liabilities	—	1
Partners’ equity	485	473
	784	808

(a)              Includes current maturities of $21 million as of June 30, 2018 (December 31, 2017 - $19 million).

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2018	2017	2018	2017

Transmission revenues	53	41	134	103
Operating expenses	(15)	(17)	(32)	(30)
Depreciation	(8)	(7)	(16)	(14)
Financial charges and other	(5)	(5)	(9)	(10)
Net income	25	12	77	49

Iroquois

On June 1, 2017, the Partnership, through its interest in TC PipeLines Intermediate Limited Partnership acquired a 49.34 percent interest in Iroquois. During the three and six months ended June 30, 2018, the Partnership received distributions from Iroquois amounting to $14 million and $28 million, respectively, which includes the Partnership’s 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2.6 million and $5.2 million, respectively. The unrestricted cash does not represent a distribution of Iroquois’ cash from operations during the period and therefore it was reported as distributions received as return of investment in the Partnership’s consolidated statement of cash flows.

Iroquois declared its second quarter 2018 distribution of $29 million on July 25, 2018, of which the Partnership received its 49.34 percent share of $14 million on August 1, 2018. The distribution includes our 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2.6 million. The Partnership did not have undistributed earnings from Iroquois for the three and six months ended June 30, 2018 and 2017.

The summarized financial information provided to us by Iroquois for the period from the June 1, 2017 acquisition date through June 30, 2018 is as follows:

(unaudited)
(millions of dollars)	June 30, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	100	86
Other current assets	26	36
Plant, property and equipment, net	584	591
Other assets	10	8
	720	721

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	17	17
Net long-term debt, including current maturities (a)	327	329
Other non-current liabilities	13	9
Partners’ equity	363	366
	720	721

(a)              Includes current maturities of $145 million as of June 30, 2018 (December 31, 2017 - $4 million).

(unaudited) (millions of dollars)	Three months ended June 30, 2018	One month ended June 30, 2017	Six months ended June 30, 2018	One month ended June 30, 2017

Transmission revenues	44	14	105	14
Operating expenses	(14)	(5)	(28)	(5)
Depreciation	(7)	(2)	(15)	(2)
Financial charges and other	(4)	(1)	(7)	(1)
Net income	19	6	55	6

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

Disaggregation of Revenues

For the three and six months ended June 30, 2018, virtually all of the Partnership’s revenues were from capacity arrangements and transportation contracts with customers as discussed in more detail below.

Capacity Arrangements and Transportation Contracts

The Partnership’s performance obligations in its contracts with customers consist primarily of capacity arrangements and natural gas transportation contracts.

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

Pro-forma Financial Statements under Legacy U.S. GAAP

At June 30, 2018, had legacy U.S. GAAP been applied, there would be no change in the Partnership’s reported balance sheet and income statement line items.

Contract Balances

(unaudited-millions of dollars)	June 30, 2018	January 1, 2018

Receivables from contracts with customers(a)	37	40
Contract assets(b)	—	—

(a) Recorded as Trade accounts receivable and reported as Accounts receivable and other in the consolidated balance sheet (Refer also to Note 14)

(b) Contract assets primarily relate to the Partnership’s right to recognize revenues for services completed but not invoiced at the reporting date. Any change in Contract assets is primarily related to the transfer to Accounts receivable when the right to recognize revenue becomes unconditional and the customer is invoiced as well as when revenue increases but remains to be invoiced. The Partnership did not have any Contract assets at January 1, 2018 and June 30, 2018.

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

NOTE 7           DEBT AND CREDIT FACILITIES

(unaudited) (millions of dollars)	June 30, 2018	Weighted Average Interest Rate for the Six Months Ended June 30, 2018		December 31, 2017		Weighted Average Interest Rate for the Year Ended December 31, 2017

TC PipeLines, LP
Senior Credit Facility due 2021	140	2.99%		185		2.41%
2013 Term Loan Facility due 2022	500	3.02%		500		2.33%
2015 Term Loan Facility due 2020	170	2.91%		170		2.22%
4.65% Unsecured Senior Notes due 2021	350	4.65	%(a)	350		4.65	%(a)
4.375% Unsecured Senior Notes due 2025	350	4.375	%(a)	350		4.375	%(a)
3.90% Unsecured Senior Notes due 2027	500	3.90	%(a)	500		3.90	%(a)
GTN
5.29% Unsecured Senior Notes due 2020	100	5.29	%(a)	100		5.29	%(a)
5.69% Unsecured Senior Notes due 2035	150	5.69	%(a)	150		5.69	%(a)
Unsecured Term Loan Facility due 2019	35	2.71%		55		2.02%
PNGTS
Revolving Credit Facility due 2023	—	—		—		—
5.90% Senior Secured Notes due 2018	—	—		30	(b)	5.90	%(a)
Tuscarora
Unsecured Term Loan due 2020	25	2.87%		25		2.27%
	2,320			2,415
Less: unamortized debt issuance costs and debt discount	12			12
Less: current portion	36			51	(b)
	2,272			2,352

(a)              Fixed interest rate

(b)             Includes the PNGTS portion due at December 31, 2017 amounting to $5.8 million that was paid on January 2, 2018.

TC PipeLines, LP

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 10, 2021, under which $140 million was outstanding at June 30, 2018 (December 31, 2017 - $185 million), leaving $360 million available for future borrowing. The LIBOR-based interest rate on the Senior Credit Facility was 3.24 percent at June 30, 2018 (December 31, 2017 — 2.62 percent).

As of June 30, 2018, the variable interest rate exposure related to the 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 2.31 percent (December 31, 2017 — 2.31 percent). Prior to hedging activities, the LIBOR-based interest rate on the 2013 Term Loan Facility was 3.24 percent at June 30, 2018 (December 31, 2017 — 2.62 percent).

The LIBOR-based interest rate on the 2015 Term Loan Facility was 3.13 percent at June 30, 2018 (December 31, 2017 — 2.51 percent).

The 2013 Term Loan Facility and the 2015 Term Loan Facility (collectively, the Term Loan Facilities) and the Senior Credit Facility require the Partnership to maintain a certain leverage ratio (debt to adjusted cash flow [net income plus cash distributions received, extraordinary losses, interest expense, expense for taxes paid or accrued, and depreciation and amortization expense less equity earnings and extraordinary gains]) no greater than 5.00 to 1.00 for each fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions has been executed, in which case the leverage ratio is to be no greater than 5.50 to 1.00. The leverage ratio was 4.28 to 1.00 as of June 30, 2018.

GTN

GTN’s Unsecured Senior Notes, along with GTN’s Unsecured Term Loan Facility contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization.  GTN’s total debt to total capitalization ratio at June 30, 2018 was 42.3 percent. The LIBOR-based interest rate on the GTN’s Unsecured Term Loan Facility was 2.93 percent at June 30, 2018 (December 31, 2017 — 2.31 percent).

PNGTS

On April 5, 2018, PNGTS entered into a revolving credit agreement under which PNGTS has the ability to borrow up to $125 million with a variable interest rate based on LIBOR (Revolving Credit Facility). The credit agreement matures on April 5, 2023 and requires PNGTS to maintain a leverage ratio not greater than 5.00 to 1.00. The facility will be utilized primarily to fund the costs of the PXP expansion project and to finance PNGTS’ other funding needs.

On May 10, 2018, PNGTS paid the remaining principal balance of its 5.90% Senior Secured Notes due 2018 (2003 Senior Secured Notes) using its available cash.

Tuscarora

Tuscarora’s Unsecured Term Loan contains a covenant that requires Tuscarora to maintain a debt service coverage ratio (cash available from operations divided by a sum of interest expense and principal payments) of greater than or equal to 3.00 to 1.00. As of June 30, 2018, the ratio was 11.2 to 1.00.

The LIBOR-based interest rate on the Tuscarora’s Unsecured Term Loan Facility was 3.11 percent at June 30, 2018 (December 31, 2017 — 2.49 percent).

At June 30, 2018, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Third Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders. Refer also to Note 19 for important information relating to a distribution reduction to retain cash that will be used to fund ongoing capital expenditures and the repayment of debt to levels that prudently manage our financial metrics in response to the impact of the 2018 FERC Actions on our future operating performance and cashflows.

The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)

2018	1
2019	36
2020	293
2021	490
2022	500
Thereafter	1,000
2,320

NOTE 8           PARTNERS’ EQUITY

ATM equity issuance program (ATM program)

During the six months ended June 30, 2018, we issued 0.7 million common units under our ATM program (none during the three months ended June 30, 2018) generating net proceeds of approximately $39 million, plus $1 million contributed by the General Partner to maintain its effective two percent general partner interest. The commissions to our sales agents in the six months ended June 30, 2018 were nil. The net proceeds were used for general partnership purposes.

Class B units issued to TransCanada

The Class B Units issued on April 1, 2015 to finance a portion of the 2015 GTN Acquisition represent a limited partner interest in us and entitle TransCanada to an annual distribution based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter. Additionally, the Class B distribution will be further reduced by the percentage by which distributions payable to the common units is reduced for the calendar year (Class B Reduction).

For the year ending December 31, 2018, the Class B units’ equity account will be increased by the excess of 30 percent of GTN’s distributions less the annual threshold of $20 million and the Class B Reduction and until such amount is declared for distribution and paid in the first quarter of 2019. During the six months ended June 30, 2018, the threshold was not exceeded.

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

The amount allocable to the Class B units in 2018 equals 30 percent of GTN’s distributable cash flow during the year ended December 31, 2018 less $20 million and the Class B Reduction (December 31, 2017 —$20 million). During the three and six months ended June 30, 2018 and 2017, no amounts were allocated to the Class B units as the annual threshold was not exceeded.

Net income per common unit was determined as follows:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars, except per common unit amounts)	2018	2017	2018	2017

Net income attributable to controlling interests	73	55	169	132
Net income attributable to PNGTS’ former parent (a)	—	—	—	(2)
Net income attributable to General and Limited Partners	73	55	169	130
Incentive distributions allocated to the General Partner (b)	—	(3)	—	(5)
Net income attributable to the General Partner and common units	73	52	169	125
Net income attributable to General Partner’s two percent interest	(1)	(2)	(3)	(3)
Net income attributable to common units	72	50	166	122
Weighted average common units outstanding (millions) – basic and diluted	71.3	68.9	71.2	68.6
Net income per common unit – basic and diluted	$1.00	$0.73	$2.33	$1.78

(a)                   Net income allocable to General and Limited Partners excludes net income attributed to PNGTS’ former parent as it was allocated to TransCanada and was not allocable to either the general partner, common units or Class B units.

(b)                  Under the terms of the Partnership Agreement, for any quarterly period, the participation of the incentive distribution rights (IDRs) is limited to the available cash distributions declared. Accordingly, incentive distributions allocated to the General Partner are based on the Partnership’s available cash during the current reporting period, but declared and paid in the subsequent reporting period.

NOTE 10    CASH DISTRIBUTIONS

During the three and six months ended June 30, 2018, the Partnership distributed $0.65 and $1.65 per common unit, respectively, (June 30, 2017 — $0.94 and $1.88 per common unit, respectively) for a total of $47 million and $123 million, respectively, (June 30, 2017 - $68 million and $135 million, respectively).

The distribution paid to our General Partner during the three months ended June 30, 2018 for its effective two percent general partner interest was $1 million (June 30, 2017 - $1 million for the effective two percent interest and a $2 million IDR payment). The General Partner did not receive any distributions in respect of its IDRs in the second quarter 2018.

The distribution paid to our General Partner during the six months ended June 30, 2018 for its effective two percent general partner interest was $3 million along with an IDR payment of $3 million for a total distribution of $6 million (June 30, 2017 - $2 million for the effective two percent interest and a $4 million IDR payment).

NOTE 11    CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Six months ended June 30,
(millions of dollars)	2018	2017

Change in accounts receivable and other	2	11
Change in other current assets	(1)	2
Change in accounts payable and accrued liabilities (a)	(6)	(5)
Change in accounts payable to affiliates	—	(2)
Change in accrued interest	—	1
Change in operating working capital	(5)	7

(a)              Excludes certain non-cash items primarily related to capital accruals.

NOTE 12    RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to conduct the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. For both the three and six months ended June 30, 2018 and 2017, total costs charged to the Partnership by the General Partner were $1 million and $2 million, respectively.

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

Capital and operating costs charged to our pipeline systems, except for Iroquois, for the three and six months ended June 30, 2018 and 2017 by TransCanada’s subsidiaries and amounts payable to TransCanada’s subsidiaries at June 30, 2018 and December 31, 2017 are summarized in the following tables:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2018	2017	2018	2017

Capital and operating costs charged by TransCanada’s subsidiaries to:
Great Lakes (a)	16	9	24	17
Northern Border (a)	9	10	18	20
GTN	8	9	16	16
Bison	1	1	3	2
North Baja	1	1	2	2
Tuscarora	1	1	2	2
PNGTS	2	2	4	4
Impact on the Partnership’s net income:
Great Lakes (a)	7	4	11	7
Northern Border (a)	4	4	8	7
GTN	7	7	14	14
Bison	1	1	3	2
North Baja	1	1	2	2
Tuscarora	1	1	2	2
PNGTS	1	1	2	2

(unaudited)
(millions of dollars)	June 30, 2018	December 31, 2017

Net amounts payable to TransCanada’s subsidiaries is as follows:
Great Lakes (a) (b)	3	3
Northern Border (a)	3	4
GTN	3	3
Bison	1	1
North Baja	—	—
Tuscarora	—	—
PNGTS(a)	1	1

(a)              Represents 100 percent of the costs.

(b)             Excludes any amounts owed to affiliates relating to revenue sharing. See discussion below.

Great Lakes

Great Lakes earns significant transportation revenues from TransCanada and its affiliates, some of which are provided at discounted rates and some at maximum recourse rates. For the three and six months ended June 30, 2018, Great

Lakes earned 72 percent and 70 percent, respectively, of transportation revenues from TransCanada and its affiliates (2017 — 43 percent and 57 percent, respectively).

At June 30, 2018, $3 million was included in Great Lakes’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2017 — $20 million).

During 2017, Great Lakes operated under a FERC approved 2013 rate settlement that included a revenue sharing mechanism that required Great Lakes to share with its customers certain percentages of any qualifying revenues earned above certain ROEs. For the year ended December 31, 2017, Great Lakes recorded an estimated revenue sharing provision amounting to $40 million. During the second quarter of 2018, the refund was settled with its customers and a significant portion of the refund was with its affiliates. Under the terms of the 2017 Great Lakes Settlement, beginning in 2018, its revenue sharing provision was eliminated (Refer to our Annual Report on Form 10-K for the year ended December 31, 2017).

During the second quarter of 2018, Great Lakes reached an agreement on the terms of a new long-term transportation capacity contracts with its affiliate, ANR Pipeline Company (ANR). The contracts are for a term of 15 years from November 2021 to October 31, 2036 with a total contract value of approximately $1.3 billion. The contracts contain reduction options (i) at anytime on or before April 1, 2019 for any reason and (ii) anytime before April 2021, if ANR is not able to secure the required regulatory approval related to anticipated expansion projects.

PNGTS

PNGTS earns transportation revenues from TransCanada and its affiliates. For both three and six months ended June 30, 2018, PNGTS earned approximately $1 million of its transportation revenues from TransCanada and its affiliates (2017 — nil).

At June 30, 2018, nil was included in PNGTS’ receivables in regards to the transportation contracts with TransCanada and its affiliates (December 31, 2017 — nil).

In connection with anticipated future commercial opportunities, PNGTS has entered into an arrangement with its affiliates regarding construction of certain facilities on their systems that will be required to fulfill future contracts on the PNGTS’ system. In the event the anticipated developments do not proceed, PNGTS will be required to reimburse its affiliates for any costs incurred related to the development of these facilities. At June 30, 2018, the total costs incurred by these affiliates was approximately $15 million.

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

Long-term debt is recorded at amortized cost and classified as Level 2 of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified as Level 2 for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices.  The estimated fair value of the Partnership’s debt as at June 30, 2018 and December 31, 2017 was $2,311 million and $2,475 million, respectively.

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

The Partnership’s interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At June 30, 2018, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $15 million (both on a gross and net basis). At December 31, 2017, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $5 million (on both gross and net basis). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of $1 million and a gain of $6 million for the three and six months ended June 30, 2018, respectively (2017 — nil and gain of $1 million). During the three and six months ended June 30, 2018, gain of $3 million was reclassified from other comprehensive income to net income (2017 — loss of $1 million). For the three and six months ended June 30, 2018, the net realized gain related to the interest rate swaps was $1 million and $2 million, respectively, and was included in financial charges and other (2017 - nil) (Refer to Note 15).

The Partnership’s $500 million 2013 Term Loan is hedged using fixed interest rate swaps until July 1, 2018 at an average rate of 2.31 percent. During the fourth quarter of 2017, the Partnership implemented an interest rate hedging strategy that hedged the $500 million 2013 Term Loan until its October 2, 2022 maturity using forward starting swaps at an average rate of 3.26 percent.

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of June 30, 2018 (net asset of $5 million as of December 31, 2017).

In anticipation of a debt refinancing in 2003, PNGTS entered into forward interest rate swap agreements to hedge the interest rate on its Senior Secured Notes due in 2018. These interest rate swaps were used to manage the impact of interest rate fluctuations and qualified as derivative financial instruments in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. PNGTS settled its position with a payment of $20.9 million to counterparties at the time of the refinancing and recorded the realized loss in accumulated other comprehensive income as of the termination date. The previously recorded loss was amortized against earnings over the life of the PNGTS Senior Secured Notes.  On May 10, 2018, PNGTS paid the remaining principal balance of its 2003 Senior Secured Notes using its available cash and, as a result, our 61.71 percent proportionate share of the net unamortized loss on PNGTS included in other comprehensive income was all amortized against earnings (December 31, 2017 - $1 million). For the three and six months ended June 30, 2018, our 61.71 percent proportionate share of the amortization of realized loss on derivative instruments was $1 million (2017 - $1 million).

NOTE 14    ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	June 30, 2018	December 31, 2017

Trade accounts receivable, net of allowance of nil	37	40
Imbalance receivable from affiliates	1	1
Other	2	1
	40	42

NOTE 15    FINANCIAL CHARGES AND OTHER

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2018	2017	2018	2017

Interest Expense (a)	24	19	48	36
PNGTS’ amortization of loss on derivative instruments (Note 13)	2	1	2	1
Net realized gain related to the interest rate swaps	(1)	—	(2)	—
Other Income	(2)	(1)	(2)	(1)
	23	19	46	36

(a)              Includes amortization of debt issuance costs and discount costs.

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

At June 30, 2018, Great Lakes is unable to estimate the timing or the extent to which its claim will be recoverable in the bankruptcy proceedings, therefore, it did not recognize any gain contingency on its outstanding claim against Essar.

Additionally, at June 30, 2018, the Partnership is not aware of any contingent liabilities that would have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

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

(unaudited)
(millions of dollars)	June 30, 2018	December 31, 2017

ASSETS (LIABILITIES) *
Cash and cash equivalents	7	19
Accounts receivable and other	27	30
Inventories	7	6
Other current assets	6	5
Equity investments	1,211	1,213
Plant, property and equipment, net	1,117	1,133
Other assets	2	1
Accounts payable and accrued liabilities	(18)	(24)
Accounts payable to affiliates, net	(44)	(42)
Distributions payable	—	(1)
Accrued interest	(3)	(2)
Current portion of long-term debt	(36)	(51)
Long-term debt	(273)	(308)
Other liabilities	(27)	(26)
Deferred state income tax	(10)	(10)

*North Baja and Bison, which are also assets held through our consolidated VIEs, are excluded as the assets of these entities can be used for purposes other than the settlement of the VIE’s obligations.

NOTE 18    INCOME TAXES

The Partnership’s income taxes relate to business profits tax (BPT) levied at the partnership (PNGTS) level by the state of New Hampshire. As a result of the BPT, PNGTS recognizes deferred taxes related to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The deferred taxes at June 30, 2018 and December 31, 2017 relate primarily to utility plant. At June 30, 2018 and December 31, 2017 the New Hampshire BPT effective tax rate was 3.8 percent for both periods and was applied to PNGTS’ taxable income.

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2018	2017	2018	2017

State income taxes
Current	—	—	1	1
Deferred	—	—	—	—
	—	—	1	1

NOTE 19    SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through August 2, 2018, the date the financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On July 26, 2018, the board of directors of the General Partner declared the Partnership’s second quarter 2018 cash distribution in the amount of $0.65 per common unit payable on August 15, 2018 to unitholders of record as of August 6, 2018. The declared distribution totaled $47 million and is payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TransCanada as holder of 11,287,725 common units) and $1 million to the General Partner for its effective two percent general partner interest. The General Partner did not receive any distributions in respect of its IDRs for the second quarter 2018. This distribution and our first quarter 2018 distribution each represent a 35 percent reduction compared to the Partnership’s fourth quarter 2017 distribution of $1.00 per common unit. Cash retained by the Partnership will be used to fund ongoing capital expenditures and the repayment of debt to levels that prudently manage our financial metrics in response to the impact of the 2018 FERC Actions on our future operating performance and cash flows.

Northern Border declared its June 2018 distribution of $12 million on July 11, 2018, of which the Partnership received its 50 percent share or $6 million on July 31, 2018.

Great Lakes declared its second quarter 2018 distribution of $29 million on July 17, 2018, of which the Partnership received its 46.45 percent share or $13 million on August 1, 2018.

PNGTS declared its second quarter 2018 distribution of $3 million on July 20, 2018, of which $1 million will be paid to its non-controlling interest owner on August 1, 2018.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes included in Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On March 15, 2018, FERC issued the following: (1) the Revised Policy Statement, (2) the NOPR and (3) the NOI. On July 18, 2018, FERC issued (1) Order on Rehearing and (2) a Final Rule adopting and revising procedures from, and clarifying aspects of, the NOPR.  The Final Rule will become effective September 13, 2018, and is subject to requests for further rehearing and clarification. Each of the 2018 FERC Actions is further described below.

FERC Revised Policy Statement on Income Tax Allowance Cost Recovery in MLP Pipeline Rates

The Revised Policy Statement changes FERC’s long-standing policy allowing income tax amounts to be included in rates subject to cost-of-service rate regulation for pipelines owned by an MLP.  The Revised Policy Statement creates a presumption that entities whose earnings are not taxed through a corporation should not be permitted to recover an income tax allowance in their regulated cost-of-service rates.

On July 18, 2018, FERC dismissed requests for rehearing and provided clarification of the Revised Policy Statement. In this Order on Rehearing, FERC noted that an MLP is not automatically precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance in its cost-of-service rates. Additionally, FERC provided guidance with regard to ADIT for MLP pipelines and other pass through entities. FERC found that to the extent an entity’s income tax allowance should be eliminated from rates, it must also eliminate its existing ADIT balance from its rate base. As a result, the Revised Policy Statement also precludes the recognition and subsequent amortization of any related regulatory assets or liabilities that might have otherwise impacted rates charged to customers as the refund or collection of excess or deficient deferred income tax assets or liabilities.

Final Rule on Tax Law Changes for Interstate Natural Gas Companies

The Final Rule established a schedule by which interstate pipelines must either (i) file a new uncontested rates settlement or (ii) file a one-time report, called FERC Form No. 501-G, that quantifies the rate impact of the 2017 Tax Act on FERC regulated pipelines and the impact of the Revised Policy Statement on pipelines held by MLPs. Pipelines filing the one-time report will have four options:

• make a limited NGA Section 4 filing to reduce its rates by the reduction in its cost of service shown in its FERC Form No. 501-G. For any pipeline electing this option, FERC guarantees a three-year moratorium on NGA Section 5 rate investigations if the pipeline’s FERC Form 501-G shows the pipeline’s estimated ROE as being 12 percent or less. Under the Final Rule and notwithstanding the Revised Policy Statement, a pipeline organized as an MLP is not required to eliminate its income tax allowance but, instead can reduce its rates to reflect the reduction in the maximum corporate tax rate. Alternatively, the MLP pipeline can eliminate its tax allowance, along with its ADIT used for rate-making purposes. In situations where the ADIT balance is a liability, this elimination would have the effect of increasing the pipeline’s rate base used for rate-making purposes;

• commit to file either a pre-packaged uncontested rate settlement or a general Section 4 rate case if it believes that using the limited Section 4 option will not result in just and reasonable rates. If the pipeline commits to file either by December 31, 2018, FERC will not initiate a Section 5 investigation of its rates prior to that date;

• file a statement explaining its rationale for why it does not believe the pipeline’s rates must change; and

• take no action. FERC would then consider whether to initiate a Section 5 investigation of any pipeline that has not submitted a limited Section 4 rate filing or committed to file a general Section 4 rate case.

We continue to evaluate this Final Rule and our next course of action, however, we do not expect an immediate or a retroactive impact from the Final Rule or the Revised Policy Statement described above.

NOI Regarding the Effect of the 2017 Tax Act on Commission-Jurisdictional Rates

In the NOI, FERC sought comments to determine what additional action as a result of the 2017 Tax Act, if any, is required by FERC related to the ADIT that were reserved in anticipation of being paid to the IRS, but which no longer accurately reflect the future income tax liability. The NOI also sought comments on the elimination of bonus depreciation for regulated natural gas pipelines and other effects of the 2017 Tax Act on regulated rates or earnings.

As noted above, FERC’s Order on Rehearing provided guidance with regard to ADIT for MLP pipelines, finding that if an MLP pipeline’s income tax allowance is eliminated from its cost-of-service rates, then its existing ADIT balance used for rate-making purposes should also be eliminated from its cost-of-service rates.

Partnership Specific Considerations

While certain uncertainties exist with respect to changes resulting from the 2018 FERC Actions, the net effect of the potential reduction of our pipeline systems’ maximum allowable or recourse rates on the Partnership’s revenues could have a material negative impact on the earnings, cash flow, and financial position of the Partnership and could diminish its relative ability to attract capital to fund future growth. The Partnership’s pipeline systems do not currently have a requirement to file for new rates earlier than 2022 as a result of their existing rate settlements. However, the timing may be accelerated by the Final Rule and represents a revision of our previous expectations. Proceedings related the 2018 FERC Actions could begin as early as late 2018 and could result in a reset of certain of our pipelines’ maximum allowable rates.

While the Partnership does not anticipate any FERC mandated action to reduce recourse rates in 2018, the Partnership believes that any impact would take effect prospectively upon the completion or settlement of a rate case, including one that may be initiated by the FERC or customers. Should the Partnership choose to proactively address the issues contemplated by the 2018 FERC Actions, prospective changes in our pipeline systems’ revenues could occur as early as late 2018.

The 2018 FERC Actions directly address two components of our pipeline systems’ cost of service based rates: the allowance for income taxes and the amount of ADIT. The 2018 FERC Actions also noted that precise treatment of entities with more ambiguous ownership structures must be separately resolved on a case-by-case basis, including those partially owned by corporations such as Great Lakes, Northern Border, Iroquois and PNGTS pipelines. Additionally, FERC has indicated that any rate reduction is not expected to affect negotiated rate or non-recourse rate contracts.

Given the potential variability of outcomes arising from the 2018 FERC Actions, we are unable to precisely quantify the ultimate timing and amount of the reductions in revenue and earnings on our future operating performance and cash flows. The Partnership continues to re-examine its next steps following the changes noted above and alternatives now available under the Final Rule. As noted above, the change in the Final Rule to allow MLPs to remove the ADIT liability from rate base, and thus increase net recoverable rate base, would partially mitigate the loss of the tax allowance in cost-of-service based rates. Various uncertainties still exist around an optimized approach for our assets, however, we do believe that the range of possible outcomes has improved when compared to the estimated outcomes based on the 2018 FERC Actions proposed in March 2018. Currently, the estimated overall impact of the tax-related changes to our revenue and cashflow is in a range of negative $40 million to $60 million per year as we execute our regulatory strategies through the process initiated by these FERC Actions. These estimates could change due to numerous assumptions around the resolution of related issues as they are applied individually across our pipeline systems. In addition, approximately half of the Partnership’s share of revenues (including those accounted for in the earnings of our equity investments) are derived from contracts that are non-recourse, which are not expected to be impacted by the 2018

FERC Actions. Accordingly, any reduction to the recourse rates would not have a proportional reduction on overall revenues.

Partnership Response and Outlook of Our Business

While revenues from our pipeline systems are not expected to decrease prior to individual rate proceedings, the Partnership took proactive measures to conserve capital for near-term capital requirements and to manage its leverage metrics given the magnitude and timing of the potential future cash flow decreases as a result of the 2018 FERC Actions.

Accordingly, the Partnership reduced its first and second quarter 2018 cash distributions to unitholders to $0.65 per quarter representing a 35 percent reduction from its fourth quarter 2017 distribution of $1.00 per common unit. Cash retained by the Partnership will be used to fund ongoing capital expenditures and the repayment of debt to levels that prudently manage our financial metrics in anticipation of the reduction of revenues should our pipeline systems’ rates be reset in response to the 2018 FERC Actions that could begin as early as late 2018.

TransCanada, the ultimate parent company of our General Partner, has historically viewed us as an element of its capital financing strategy. Following the 2018 FERC Actions initially proposed in March 2018, TransCanada stated that further dropdowns to the Partnership were no longer considered to be a viable funding lever. As a result of the Final Rule issued on July 18, 2018, TransCanada continues to monitor developments in the Partnership in order to determine whether the Partnership might be restored as a competitive financing option in the future. Therefore, our traditional source of growth is currently not accessible under the current circumstances, and our options for further growth could be significantly limited. We are continuing to consider various options that would best position the Partnership for the long term to further minimize any negative effects of the 2018 FERC Actions. To respond to new information or changes in strategies in the future, the Partnership may consider further distribution level changes, either as a standalone action or in combination with other strategies.

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

We review property, plant and equipment and equity investments for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

Goodwill is tested for impairment on an annual basis or more frequently if events or changes in circumstance indicate that it might be impaired. We can initially make this assessment based on qualitative factors. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, an impairment test is not performed.

Until the 2018 FERC Actions are implemented through individual proceedings or settlements, and we have fully evaluated our respective alternatives to minimize any negative impact, we believe that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values. Therefore, a goodwill impairment test was not performed. Also, we have determined there is no indication that the carrying values of property, plant and equipment and equity investments potentially impacted by the 2018 FERC Actions are not recoverable. We will continue to monitor developments and assess our goodwill for impairment. We will also review our property, plant and equipment and equity investments for recoverability as new information becomes available.

At December 31, 2017, the estimated fair value of our investment in Great Lakes exceeded its carrying value by less than 10 percent. There is a risk that the 2018 FERC Actions, once implemented through the individual rate proceeding or settlement, could result to an impairment charge to our equity method goodwill on Great Lakes amounting to $260 million at June 30, 2018 (December 31, 2017 — $260 million).  Additionally, since the estimated fair value of Tuscarora exceeded its carrying value by less than 10 percent in its most recent valuation, there is also a risk that the $82 million goodwill at June 30, 2018 (December 31, 2017 - $82 million) related to Tuscarora could be negatively impacted by the 2018 FERC Actions once implemented through the individual rate proceeding or settlement.

Other Business Developments

NOI on Certificate Policy Statement - FERC issued a Notice of Inquiry on April 19, 2018 (“Certificate Policy Statement NOI”), thereby initiating a review of its policies on certification of natural gas pipelines, including an examination of its long-standing Policy Statement on Certification of New Interstate Natural Gas Pipeline Facilities, issued in 1999, that is used to determine whether to grant certificates for new pipeline projects. We are unable to predict what, if any, changes may be proposed as a result of the Certificate Policy Statement NOI that will affect our natural gas pipeline business or when such proposals, if any, might become effective.  Any proposed changes to the current policy will be prospective only and it is expected that FERC will take many months to determine whether it will change anything for proposed natural gas pipeline projects. We do not expect that any change in this policy would affect us in a materially different manner than any other similarly sized natural gas pipeline company operating in the United States.

Portland XPress Project - As noted in our Annual Report for the year ended December 31, 2017, the in-service dates of PXP are being phased-in over a three-year period beginning November 1, 2018. During the second quarter, PNGTS filed the required applications with FERC for all three phases of the project, which includes an amendment to its Presidential Permit and an increase in its certificated capacity through the addition of a compressor unit at its jointly owned facility with Maritimes and Northeast Pipeline LLC to bring additional volumes of natural gas to New England.

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

	Three months ended				Six months ended
(unaudited)	June 30,		$	%	June 30,		$	%
(millions of dollars)	2018	2017	Change (a)	Change(a)	2018	2017	Change(a)	Change(a)

Transmission revenues	111	101	10	10	226	213	13	6
Equity earnings	36	24	12	50	95	60	35	58
Operating, maintenance and administrative	(25)	(26)	1	4	(49)	(49)	—	—
Depreciation	(24)	(25)	1	4	(48)	(49)	1	2
Financial charges and other	(23)	(19)	(4)	(21)	(46)	(36)	(10)	(28)
Net income before taxes	75	55	20	36	178	139	39	28
State income taxes	—	—	—	—	(1)	(1)	—	—
Net income	75	55	20		177	138	39
Net income attributable to non-controlling interests	2	—	2	—	8	6	2	(33)
Net income attributable to controlling interests	73	55	18	33	169	132	37	28

(a)              Positive number represents a favorable change; bracketed or negative number represents an unfavorable change.

Three Months Ended June 30, 2018 compared to Same Period in 2017

The Partnership’s net income attributable to controlling interests increased by $18 million in the three months ended June 30, 2018 compared to 2017, an increase of $0.27 per common unit, mainly due to the following:

Transmission revenues — Revenues were higher due largely to incremental long-term services sold by GTN associated with the increased available upstream capacity following debottlenecking activities on TransCanada’s pipelines offset by lower revenues from GTN’s short-term discretionary services. Additionally, PNGTS’ revenue increased primarily due to incremental contracting from PNGTS’ Continent-to-Coast contracts with several shippers for a term of 15 years for approximately 82,000 Dth/day (C2C contracts).

Equity Earnings - The $12 million increase was primarily due to the inclusion of equity earnings from Iroquois for the full three months of the second quarter of 2018 compared to only one month in 2017 (our 49.34 percent ownership was effective June 1, 2017) and higher equity earnings from Great Lakes as a result of incremental seasonal winter sales during the current period and the elimination of Great Lakes’ revenue sharing mechanism beginning in 2018 as part of the 2017 Great Lakes Settlement.

Financial charges and other - The $4 million increase was primarily attributable to additional borrowings to finance the 2017 Acquisition.

Net income attributable to non-controlling interests - The Partnership’s net income attributable to non-controlling interests was higher due to the increase in PNGTS’ net income as a result of its higher revenue.

Six Months Ended June 30, 2018 compared to Same Period in 2017

The Partnership’s net income attributable to controlling interests increased by $37 million in the six months ended June 30, 2018 compared to 2017, an increase of $0.55 per common unit, mainly due to the following:

Transmission revenues — Revenues were higher due largely to incremental long-term services sold by GTN associated with the increased available upstream capacity following debottlenecking activities on TransCanada’s pipelines. Additionally, PNGTS’ revenue increased primarily due to incremental contracting from PNGTS’ C2C contracts partially offset by certain expiring winter contracts and North Baja experienced an increase in short-term firm transportation services.

Equity Earnings - The $35 million increase was primarily due to the inclusion of equity earnings from Iroquois for the full six months of 2018 compared to only one month in 2017 (our 49.34 percent ownership was effective June 1, 2017), as well as the increase in Iroquois’ short-term discretionary services during the 2018 period as a result of the colder winter weather in the Northeast. Additionally, equity earnings from Great Lakes increased as a result of incremental seasonal winter sales during the current period and the elimination of Great Lakes’ revenue sharing mechanism beginning in 2018 as part of the 2017 Great Lakes Settlement. The additional earnings were partially offset by lower revenues and earnings from Northern Border resulting from its rate reduction as part of the 2017 Northern Border Settlement.

Financial charges and other - The $10 million increase was primarily attributable to additional borrowings to finance the 2017 Acquisition.

Net income attributable to non-controlling interests - The Partnership’s net income attributable to non-controlling interests was higher due to the increase in PNGTS’ net income as a result of its higher revenue.

Net Income Attributable to Common Units and Net Income per Common Unit

As discussed in Note 9 within Item 1 “Financial Statements,” we will allocate a portion of the Partnership’s income to the Class B Units after the annual threshold is exceeded which will effectively reduce the income allocable to the common units and net income per common unit. Currently, we expect to allocate a portion of the Partnership’s income to the Class B units at the end of the third quarter of 2018. Please also read Note 8 within Item 1 “Financial Statements,” for additional disclosures on the Class B units.

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

The Partnership reduced its 2018 quarterly distribution to $0.65 per common unit, a 35 percent reduction from the fourth quarter 2017 distribution of $1.00 per common unit.  Cash retained by the Partnership will be used to fund ongoing capital expenditures and the repayment of debt to levels that prudently manage its financial metrics given the magnitude and timing of the potential future cash flow decreases as a result of the 2018 FERC Actions.

As of June 30, 2018, we had $51 million of cash and cash equivalents, an increase of $18 million or 55 percent from December 31, 2017, and we have reduced the outstanding balance of our Senior Credit Facility by 24 percent, from $185 million at December 31, 2017 to $140 million at June 30, 2018.  We believe our cash position, remaining borrowing capacity on our Senior Credit Facility (see table below), and our operating cash flows are adequate to fund our liquidity requirements over the next twelve months, including the revised distributions to our unitholders, ongoing capital expenditures and required debt repayments.

The following table sets forth the available borrowing capacity under the Partnership’s Senior Credit Facility:

(unaudited) (millions of dollars)	June 30, 2018	December 31, 2017

Total capacity under the Senior Credit Facility	500	500
Less: Outstanding borrowings under the Senior Credit Facility	140	185
Available capacity under the Senior Credit Facility	360	315

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

Cash Flow Analysis for the Six Months Ended June 30, 2018 compared to Same Period in 2017

	Six months ended
(unaudited)	June 30,
(millions of dollars)	2018	2017

Net cash provided by (used in):
Operating activities	223	205
Investing activities	(8)	(625)
Financing activities	(197)	407
Net increase in cash and cash equivalents	18	(13)
Cash and cash equivalents at beginning of the period	33	64
Cash and cash equivalents at end of the period	51	51

Operating Cash Flows

Net cash provided by operating activities increased by $18 million in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the net effect of:

•    higher cash flow from operations at GTN, PNGTS and North Baja primarily resulting from an increase in their revenues;

•    distributions received from Iroquois resulting from the addition of Iroquois to our portfolio of assets effective June 1, 2017;

•   higher interest expense attributable to additional borrowings to finance the acquisition of a 49.34 percent interest in Iroquois and an additional 11.81 percent interest in PNGTS (the 2017 Acquisition); and

•    higher distributions received from Great Lakes due to an increase in its revenue in the fourth quarter of 2017 and first quarter of 2018 compared to the same periods of the previous years.

Investing Cash Flows

Net cash used in investing activities decreased by $617 million during the six months ended June 30, 2018 compared to the same period in 2017 due to the net effect of:

•    $605 million cash payment on June 1, 2017 to TransCanada for the 2017 Acquisition;

•    lower capital maintenance expenditures in the first six months of 2018 compared to 2017, during which period there were major compression equipment overhauls on GTN; and

•    $5 million unrestricted cash distribution we received from Iroquois during the six months ended June 30, 2018 representing a return of investment (none received in 2017).

Financing Cash Flows

The net increase in cash used in financing activities was approximately $604 million in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the net effect of:

•   $95 million in net debt repayments in 2018 compared to $479 million net debt issuance in 2017 primarily due to the issuance of $500 million 3.90% Senior Notes on May 25, 2017 to partially finance the 2017 Acquisition;

•    $12 million decrease in distributions paid on our common units and to our General Partner in respect of its two percent general partner interest and IDRs as a result of the reduction in distributions declared and paid for the first quarter of 2018 as compared to 2017;

•    $7 million decrease in distributions paid to Class B units in 2018 as compared to 2017;

•    $52 million decrease in our ATM equity issuances in the six months ended June 30, 2018, as compared to the same period in 2017;

•    $2 million decrease in distributions paid to non-controlling interests due to lower distributions from PNGTS in the first six months of 2018 as compared to the first six months of 2017 to retain cash to repay the remaining balance on its Senior Notes; and

•    $1 million decrease in distributions paid to TransCanada as the former parent of PNGTS due to the Partnership’s acquisition of TransCanada’s then-remaining 11.81 percent interest in PNGTS effective June 1, 2017.

Short-Term Cash Flow Outlook

Operating Cash Flow Outlook

Northern Border declared its June 2018 distribution of $12 million on July 11, 2018, of which the Partnership received its 50 percent share or $6 million. The distribution was paid on July 31, 2018.

Great Lakes declared its second quarter 2018 distribution of $29 million on July 17, 2018, of which the Partnership received its 46.45 percent share or $13 million. The distribution was paid on August 1, 2018.

Iroquois declared its second quarter 2018 distribution of $29 million on July 25, 2018, of which the Partnership received its 49.34 percent share or $14 million on August 1, 2018.

Our equity investee Iroquois has $2 million of scheduled debt repayments for the remainder of 2018 and Iroquois’ debt repayments are expected to be funded through its cash flow from operations.

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

Our consolidated entities have commitments of $3 million as of June 30, 2018 in connection with various maintenance and general plant projects.

Financing Cash Flow Outlook

On July 26, 2018, the board of directors of our General Partner declared the Partnership’s second quarter 2018 cash distribution in the amount of $0.65 per common unit payable on August 15, 2018 to unitholders of record as of August 6, 2018.  Please see “Recent Business Developments” and Note 19 within Item 1 “Financial Statements” for additional disclosures.

On April 5, 2018, PNGTS entered into a $125 million Revolving Credit Facility. The facility will be utilized primarily to fund the costs of the PXP expansion project and to finance PNGTS’ other funding needs. As of August 2, 2018, PNGTS has not utilized its $125 million Revolving Credit Facility.

On May 10, 2018, PNGTS paid the remaining principal balance of its 2003 Senior Secured Notes using available cash.

PNGTS declared its second quarter 2018 distribution of $3 million on July 20, 2018, of which $1 million will be paid to its non-controlling interest owner on August 1, 2018.

Non-GAAP Financial Measures: EBITDA and Distributable Cash Flow

EBITDA is an approximate measure of our operating cash flow during the current earnings period and reconciles directly to the most comparable measure of net income. It measures our earnings before deducting interest, taxes, depreciation and amortization, net income attributable to non-controlling interests, and includes earnings from our equity investments.

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

Reconciliations of Net Income to EBITDA and Distributable Cash Flow

The following table represents a reconciliation of the non-GAAP financial measures of EBITDA, total distributable cash flow and distributable cash flow, to the most directly comparable GAAP financial measure of Net Income:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2018	2017	2018	2017
Net income	75	55	177	138

Add:
Interest expense(a)	25	20	48	37
Depreciation and amortization	24	25	48	49
Income taxes	—	—	1	1

EBITDA	124	100	274	225

Add:
Distributions from equity investments(b)
Northern Border	18	20	37	40
Great Lakes	14	7	39	27
Iroquois (c)	14	14	28	14
	46	41	104	81
Less:
Equity earnings:
Northern Border	(15)	(15)	(32)	(34)
Great Lakes	(12)	(6)	(36)	(23)
Iroquois	(9)	(3)	(27)	(3)
	(36)	(24)	(95)	(60)
Less:
Interest expense	(25)	(20)	(48)	(37)
Income taxes	—	—	(1)	(1)
Distributions to non-controlling interests(d)	(2)	(3)	(9)	(8)
Distributions to TransCanada as PNGTS’ former parent(e)	—	—	—	(1)
Maintenance capital expenditures (f)	(5)	(7)	(10)	(17)
	(32)	(30)	(68)	(64)

Total Distributable Cash Flow	102	87	215	182
General Partner distributions declared (g)	(1)	(5)	(2)	(8)
Distributions allocable to Class B units (h)	—	—	—	—
Distributable Cash Flow	101	82	213	174

(a)         Interest expense as presented includes net realized loss or gain related to the interest rate swaps and amortization of realized loss on PNGTS’ derivative instruments. Refer to Note 15 within Item 1 “Financial Statements”.

(b)        Amounts are calculated in accordance with the cash distribution policies of each of our equity investments. Distributions from our equity investments represent our respective share of these entities’ quarterly distributable cash during the current reporting period.

(c)         This amount represents our proportional 49.34 percent share of the distribution declared by our equity investee Iroquois during the current reporting period and includes our 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2.6 million and $5.2 million, respectively, for the three and six months ended June 30, 2018 (2017 - $2.6 million for both periods).

(d)        Distributions to non-controlling interests represent the respective share of our consolidated entities’ distributable cash not owned by us during the periods presented.

(e)         Distributions to TransCanada as PNGTS’ former parent represent TransCanada’s respective share of PNGTS’ distributable cash not owned by us during the periods presented.

(f)          The Partnership’s maintenance capital expenditures include expenditures made to maintain, over the long term, the operating capacity, system integrity and reliability of our pipeline assets.  This amount represents the Partnership’s and its consolidated subsidiaries’ maintenance capital expenditures and does not include the Partnership’s share of maintenance capital expenditures for our equity investments. Such amounts are reflected in “Distributions from equity investments” as those amounts are withheld by those entities from their quarterly distributable cash.

(g)         Distributions declared to the General Partner for the three and six months ended June 30, 2018 did not trigger any incentive distribution (2017 — $3 million and $5 million).

(h)        During the six months ended June 30, 2018 and 2017, no distributions were allocated to the Class B units as the annual threshold had not been exceeded. We expect the 2018 threshold will be exceeded at the end of the third quarter of 2018. Please read Notes 8 and 9 within Item 1 “Financial Statements” for additional disclosures on the Class B units.

Three months ended June 30, 2018 Compared to Same Period in 2017

Our EBITDA was higher for the second quarter of 2018 compared to the same period in 2017 primarily due to higher equity earnings and an overall increase in our revenues during the period as discussed in more detail under the Results of Operations section.

Our distributable cash flow increased by $19 million in the second quarter of 2018 compared to the same period in 2017 due to the net effect of:

•    higher EBITDA from GTN and PNGTS due to an increase in their revenues generated during the second quarter of 2018;

•    higher distributions from Great Lakes due to the increase in revenue during the second quarter of 2018;

•    lower maintenance capital expenditures compared to the second quarter of 2017, during which there were major compression equipment overhauls on GTN;

•    increased interest expense due to additional borrowings to finance the 2017 Acquisition; and

•    reduction in our declared distributions which did not result in any IDR allocation to our General Partner during the current period.

Six months ended June 30, 2018 Compared to Same Period in 2017

Our EBITDA was higher for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to higher equity earnings and an overall increase in our revenues during the period as discussed in more detail under the Results of Operations section.

Our distributable cash flow increased by $39 million in the six months ended June 30, 2018 compared to the same period in 2017 due to the net effect of:

•    higher EBITDA from GTN, PNGTS and North Baja due to an increase in their revenues generated during the six months ended June 30, 2018;

•    two quarters of distributions received from Iroquois during the six months ended June 30, 2018 compared to one distribution received during the previous period (ownership of 49.34 percent was effective June 1, 2017);

•    higher distributions from Great Lakes due to the increase in revenue generated during the six months ended June 30, 2018;

•    lower maintenance capital expenditures compared to 2017 during which there were major compression equipment overhauls on GTN;

•    increased interest expense due to additional borrowings to finance the 2017 Acquisition; and

•    reduction in declared distributions which did not result in any IDR allocation to our General Partner during the current period.

Contractual Obligations

The Partnership’s Contractual Obligations

The Partnership’s contractual obligations related to debt as of June 30, 2018 included the following:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Six Months Ended June 30, 2018
TC PipeLines, LP
Senior Credit Facility due 2021	140	—	—	140	—	2.99%
2013 Term Loan Facility due 2022	500	—	—	500	—	3.02%
2015 Term Loan Facility due 2020	170	—	170	—	—	2.91%
4.65% Senior Notes due 2021	350	—	350	—	—	4.65	%(a)
4.375% Senior Notes due 2025	350	—	—	—	350	4.375	%(a)
3.9% Senior Notes due 2027	500	—	—	—	500	3.90	%(a)
GTN
5.29% Unsecured Senior Notes due 2020	100	—	100	—	—	5.29	%(a)
5.69% Unsecured Senior Notes due 2035	150	—	—	—	150	5.69	%(a)
Unsecured Term Loan Facility due 2019	35	35	—	—	—	2.71%
PNGTS
Revolving Credit Facility due 2023		—	—	—		—
Tuscarora
Unsecured Term Loan due 2020	25	1	24	—	—	2.87%
	2,320	36	644	640	1,000

(a)              Fixed interest rate

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the derivatives.

The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s debt at June 30, 2018 was $2,311 million.

Please read Note 7 within Item 1. “Financial Statements” for additional information regarding the Partnership’s debt.

Summary of Northern Border’s Contractual Obligations

Northern Border’s contractual obligations related to debt as of June 30, 2018 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Six Months Ended June 30, 2018
$200 million Credit Agreement due 2020	15	—	15	—	—	2.94%
7.50% Senior Notes due 2021	250	—	—	250	—	7.50	%(b)
	265	—	15	250	—

(a)   Represents 100 percent of Northern Border’s debt obligations

(b)    Fixed interest rate

As of June 30, 2018, $15 million was outstanding under Northern Border’s $200 million revolving credit agreement, leaving $185 million available for future borrowings. At June 30, 2018, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $5 million as of June 30, 2018 in connection with the meter station growth project, the compressor station overhaul project and other capital projects.

Summary of Great Lakes’ Contractual Obligations

Great Lakes’ contractual obligations related to debt as of June 30, 2018 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Six Months Ended June 30, 2018
9.09% series Senior Notes due 2018 - 2021	40	10	20	10	—	9.09	%(b)
6.95% series Senior Notes due 2019 - 2028	110	11	22	22	55	6.95	%(b)
8.08% series Senior Notes due 2021 - 2030	100	—	10	20	70	8.08	%(b)
	250	21	52	52	125

(a)   Represents 100 percent of Great Lakes’ debt obligations

(b)   Fixed interest rate

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $135 million of Great Lakes’ partners’ capital was restricted as to distributions as of June 30, 2018 (December 31, 2017 — $139 million). Great Lakes was in compliance with all of its financial covenants at June 30, 2018.

Great Lakes has commitments of $3 million as of June 30, 2018 in connection with pipeline integrity program spending, major overhaul projects, and right of way renewals.

Summary of Iroquois’ Contractual Obligations

Iroquois’ contractual obligations related to debt as of June 30, 2018 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Six Months Ended June 30, 2018
6.63% series Senior Notes due 2019	140	140	—	—	—	6.63	%(b)
4.84% series Senior Notes due 2020	150	—	150	—	—	4.84	%(b)
6.10% series Senior Notes due 2027	37	5	9	7	16	6.10	%(b)
	327	145	159	7	16

(a) Represents 100 percent of Iroquois’ debt obligations.

(b) Fixed interest rate

Iroquois has commitments of $2 million as of June 30, 2018 relative to procurement of materials on its expansion project.

Iroquois is restricted under the terms of its note purchase agreement from making cash distributions to its partners unless certain conditions are met.  Before a distribution can be made, the debt/capitalization ratio must be below 75% and, the debt service coverage ratio must be at least 1.25 times for the four preceding quarters.  At June 30, 2018, the debt/capitalization ratio was 47.4% and the debt service coverage ratio was 6.24 times, therefore, Iroquois was not restricted from making any cash distributions.

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

As of June 30, 2018, the Partnership’s interest rate exposure resulted from our floating rate Senior Credit Facility, 2015 Term Loan Facility, GTN’s Unsecured Term Loan Facility, PNGTS’ Revolving Credit Facility and Tuscarora’s Unsecured Term Loan Facility, under which $370 million, or 16 percent, of our outstanding debt was subject to variability in LIBOR interest rates (December 31, 2017- $435 million or 18 percent). As of June 30, 2018, the variable interest rate exposure related to 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 2.31 percent.

If interest rates hypothetically increased (decreased) on these facilities by one percent (100 basis points), compared with rates in effect at June 30, 2018, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $4 million.

As of June 30, 2018, $15 million, or 6 percent, of Northern Border’s outstanding debt was at floating rates. If interest rates hypothetically increased (decreased) by one percent (100 basis points), compared with rates in effect at June 30, 2018, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately nil million.

GTN’s Unsecured Senior Notes, Northern Border’s and Iroquois’ Senior Notes, and all of Great Lakes’ Notes represent fixed-rate debt; therefore, they are not exposed to market risk due to floating interest rates. Interest rate risk does not apply to Bison and North Baja, as they currently do not have any debt.

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

The Partnership’s interest rate swaps are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The Partnership hedged interest payments on the variable-rate 2013 Term Loan Facility with interest rate swaps maturing July 1, 2018, at a weighted average fixed interest rate of 2.31 percent. At June 30, 2018, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $15 million (both on a gross and net basis). At December 31, 2017, the fair value of the interest rate swaps accounted for as cash flow hedges was an asset of $5 million (on both gross and net basis). The change in fair value of interest rate derivative instruments recognized in other comprehensive income was a loss of $1 million and a gain of $6 million for the three and six months ended June 30, 2018, respectively (2017 — nil and gain of $1 million). During the three and six months ended June 30, 2018, a gain of $3 million was reclassified from other comprehensive income to net income (2017 — loss of $1 million). For the three and six months ended June 30, 2018, the net realized gain related to the interest rate swaps was $1 million and $2 million, respectively, and was included in financial charges and other (2017 - nil).

The Partnership’s $500 million 2013 Term Loan is hedged using fixed interest rate swaps until July 1, 2018 at an average rate of 2.31 percent. During the fourth quarter of 2017, the Partnership implemented an interest rate hedging strategy that hedged the $500 million 2013 Term Loan until its October 2, 2022 maturity using forward starting swaps at an average rate of 3.26 percent.

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of June 30, 2018 (net asset of $5 million as of December 31, 2017).

In anticipation of a debt refinancing in 2003, PNGTS entered into forward interest rate swap agreements to hedge the interest rate on its Senior Secured Notes due in 2018. These interest rate swaps were used to manage the impact of interest rate fluctuations and qualified as derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. PNGTS settled its position with a payment of $20.9 million to counterparties at the time of the refinancing and recorded the realized loss in accumulated other comprehensive income as of the termination date. The previously recorded loss was amortized against earnings over the life of the PNGTS Senior Secured Notes. On May 10, 2018, PNGTS paid the remaining principal balance of its 2003 Senior Secured Notes using its available cash and, as a result, our 61.71 percent proportionate share of the net unamortized loss on PNGTS included in other comprehensive income was all amortized against earnings (December 31, 2017 - $1 million). For the three and six months ended June 30, 2018, our 61.71 percent proportionate share of the amortization of realized loss on derivative instruments was $1 million (2017 - $1 million).

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

Our maximum counterparty credit exposure with respect to financial instruments at the balance sheet date consists primarily of the carrying amount, which approximates fair value, of non-derivative financial assets, such as accounts receivable as well as the fair value of derivative financial assets. We review our accounts receivable regularly and record allowances for doubtful accounts using the specific identification method. At June 30, 2018, we had not incurred any significant credit losses and had no significant amounts past due or impaired. At June 30, 2018 Anadarko Energy Services Company owed us approximately $4 million which represented greater than 10 percent of our trade accounts receivable.

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

At June 30, 2018, the Partnership had a Senior Credit Facility of $500 million maturing in 2021 and the outstanding balance on this facility was $140 million. In addition, PNGTS has a $125 million Revolving Credit Facility maturing in 2023 that has not been utilized at June 30, 2018 and Northern Border had a committed revolving bank line of $200 million maturing in 2020 with $15 million drawn at June 30, 2018. The Senior Credit Facility, the Northern Border $200 million credit facility and the PNGTS $125 million credit facility all have accordion features for additional capacity of $500 million, $100 million and $50 million, respectively, subject to lender consent.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there was no change in the Partnership’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Great Lakes v. Essar Steel Minnesota LLC, et al. —

A description of this legal proceeding can be found in Note 16 within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

In addition to the above written matter, we and our pipeline systems are parties to lawsuits and governmental proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors

The following updated risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

We are exploring and evaluating potential mitigation strategies to the 2018 FERC Actions and other factors, including a possible reorganization that could result in us no longer being a master limited partnership.

Given the effects of a number of factors, including the 2017 Tax Act and the 2018 FERC Actions, which resulted in an uncertainty of whether we could be restored as a viable funding lever for TransCanada, we are evaluating potential strategic alternatives for the Partnership, including whether remaining a master limited partnership is the appropriate structure for us.

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

TransCanada has historically sold certain FERC-regulated assets to the Partnership, subject to TransCanada’s funding needs and market conditions. Absent these dropdowns from TransCanada, our options for further growth could be significantly limited and there is uncertainty in whether we could be restored as a viable funding lever for TransCanada as a result of the 2018 FERC Actions.  Also, market response to the 2018 FERC Actions has increased the relative cost of equity that the Partnership would incur to partially fund acquisitions or expansions in the future. Further deterioration of financial conditions could also raise the borrowing costs of the Partnership.

If we cannot successfully finance and complete expansion projects or make and integrate acquisitions that are accretive and the earnings of our existing pipeline systems are materially and adversely impacted as a result of the 2018 FERC Actions, we will not be able to maintain historical levels of cash flow and distributions. For example, if we are unable to replace revenues from Bison once its contracts expire in January of 2021 or we are unable to replace cash flow that may be reduced through future rate proceedings, we could be required to take additional proactive measures, including further reductions in distributions from the current level of $0.65 per common unit, to facilitate repayments of debt as may be needed to maintain compliance with financial covenants, in addition to taking other significant strategic actions.

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

Due to the uncertainties surrounding the 2018 FERC Actions, implementation of our regulatory strategy to minimize any negative impact on our future operating performance and cash flows will take time. Moreover, we believe that future results of operations, cash flows and financial position of the Partnership could be materially and negatively impacted once our pipelines’ rates are ultimately adjusted following these decisions. Our assumptions around the potential outcomes of the 2018 FERC Actions could be incorrect such that cash available for distribution in the future would be lower than anticipated, which could necessitate further action beyond our immediate responses described under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

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

The development of fair value estimates requires significant judgment including estimates of future cash flows, which are dependent on internal forecasts, estimates of the long-term rate of growth, estimates of the useful life over which cash flows will occur, and determination of weighted average cost of capital. Following the 2018 FERC Actions, many of these elements will be revisited as individual rate proceedings clarify specific applications of the new policies and rules. At this time, we are unable to precisely calculate the impact on fair value, if any, due to uncertainties surrounding the 2018 FERC Actions.

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

10.1*	Transportation Service Agreement FT19214 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date April 16, 2018.
10.2*	Transportation Service Agreement FT19215 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date April 16, 2018.
10.3*	Amended Precedent Agreement by and between Portland Natural Gas Transmission System and TransCanada PipeLines Limited
10.4*	Amended Financial Assurances Agreement by and between Portland Natural Gas Transmission System and TransCanada PipeLines Limited
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of August 2018.

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:	/s/ William C. Morris
William C. Morris
Vice President and Treasurer
TC PipeLines GP, Inc. (Principal Financial Officer)