Form 10-Q
period 2019-09-30
TC PIPELINES LP
filed 2019-11-07
CIK 1075607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes ☐        No ☒

As of November 5, 2019, there were 71,306,396 of the registrant’s common units outstanding.

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
GTN Xpress

GTN’s project to both increase the reliability of existing transportation service on GTN and to provide for 250,000 Dth/day of incremental transportation volumes, primarily through facility replacements and additions of existing brownfield compression sites.

IDRs	Incentive Distribution Rights
ILPs	Intermediate Limited Partnerships
Intermediate GP	TC PipeLines Intermediate GP, LLC
Iroquois	Iroquois Gas Transmission System, L.P.
LIBOR	London Interbank Offered Rate
MAOP	Maximum Allowable Operating Pressure
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja, Tuscarora, PNGTS and Iroquois
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership

PHMSA	The Pipeline and Hazardous Materials Safety Administration
PNGTS	Portland Natural Gas Transmission System
PXP	Portland XPress Project
ROU	Right-of-use
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP's senior facility under revolving credit agreement as amended and restated, dated September 29, 2017
TC Energy	TC Energy Corporation formerly known as TransCanada Corporation
Tuscarora	Tuscarora Gas Transmission Company
Tuscarora XPress	Tuscarora's Expansion project to transport additional 15,000 Dth/Day of natural gas supplies through additional compression capability at Tuscarora's existing facility
U.S.	United States of America
VIEs	Variable Interest Entities
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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results predicted. Factors that could cause actual results and our financial condition to differ materially from those contemplated in forward-looking statements include, but are not limited to:

●	the ability of our pipeline systems to sell available capacity on favorable terms and renew expiring contracts which are affected by, among other factors:
●	demand for natural gas;
●	changes in relative cost structures and production levels of natural gas producing basins;
●	natural gas prices and regional differences;
●	weather conditions;
●	availability and location of natural gas supplies in Canada and the United States (U.S.) in relation to our pipeline systems;
●	competition from other pipeline systems;
●	natural gas storage levels;
●	rates and terms of service;
●	the performance by the shippers of their contractual obligations on our pipeline systems;
●	the outcome and frequency of rate proceedings or settlement negotiations on our pipeline systems;
●	other potential changes in the taxation of master limited partnership (MLP) investments by state or federal governments such as the elimination of pass-through taxation or tax deferred distributions;
●	increases in operational or compliance costs resulting from changes in laws and governmental regulations affecting our pipeline systems, particularly regulations issued by the Federal Energy Regulatory Commission (FERC), U.S. Environmental Protection Agency (EPA) and U.S. Department of Transportation (DOT);
●	the impact of downward changes in oil and natural gas prices, including the effects on the creditworthiness of our shippers;
●	our ongoing ability to grow distributions through acquisitions, accretive expansions or other growth opportunities, including the timing, structure and closure of further potential acquisitions;
●	potential conflicts of interest between TC PipeLines GP, Inc., our general partner (General Partner),TC Energy Corporation and us;
●	failure to comply with debt covenants, some of which are beyond our control;
●	the ability to maintain secure operation of our information technology including management of cybersecurity threats, acts of terrorism and related distractions;
●	the implementation of future accounting changes and ultimate outcome of commitments and contingent liabilities (if any);
●	the impact of any impairment charges;
●	changes in political environment;
●	operating hazards, casualty losses and other matters beyond our control;
●	the overall increase in the allocated management and operational expenses to our pipeline systems for services performed by TC Energy Corporation;
●	ability of our pipeline systems to renew rights-of-way at a reasonable cost; and
●	the level of our indebtedness, including the indebtedness of our pipeline systems, increase of interest rates, and the availability of capital.

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

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars, except per common unit amounts)	2019	2018	2019	2018
Transmission revenues	93	103	299	328
Equity earnings (Note 5)	31	34	115	129
Operation and maintenance expenses	(18)	(15)	(51)	(48)
Property taxes	(6)	(7)	(19)	(21)
General and administrative	(2)	(2)	(6)	(4)
Depreciation and amortization	(19)	(25)	(58)	(73)
Financial charges and other (Note 15)	(20)	(23)	(63)	(69)
Net income before taxes	59	65	217	242
Income taxes	—	—	(1)	(1)
Net income	59	65	216	241
Net income attributable to non-controlling interest	3	3	12	10
Net income attributable to controlling interests	56	62	204	231

Net income attributable to controlling interest allocation (Note 9)
Common units	54	57	199	222
General Partner	1	1	4	5
Class B units	1	4	1	4
	56	62	204	231

Net income per common unit (Note 9) – basic and diluted	$0.76	$0.79	$2.79	$3.11
Weighted average common units outstanding – basic and diluted (millions)	71.3	71.3	71.3	71.3
Common units outstanding, end of period (millions)	71.3	71.3	71.3	71.3

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2019	2018	2019	2018
Net income	59	65	216	241
Other comprehensive income
Change in fair value of cash flow hedges (Note 13)	(1)	2	(15)	8
Amortization of realized loss on derivative financial instruments	—	—	—	2
Reclassification to net income of gains and losses on cash flow hedges	(2)	1	(1)	4
Comprehensive income	56	68	200	255
Comprehensive income attributable to non-controlling interests	3	2	12	11
Comprehensive income attributable to controlling interests	53	66	188	244

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	90	33
Accounts receivable and other (Note 14)	39	48
Inventories	9	8
Other	2	8
	140	97
Equity investments (Note 5)	1,094	1,196
Property, plant and equipment
(Net of $1,163 accumulated depreciation; 2018 - $1,110)	1,517	1,529
Goodwill	71	71
Other assets	—	6
TOTAL ASSETS	2,822	2,899

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	31	36
Accounts payable to affiliates (Note 12)	6	6
Accrued interest	20	12
Current portion of long-term debt (Note 7)	123	36
	180	90
Long-term debt, net (Note 7)	1,871	2,072
Deferred state income taxes	9	9
Other liabilities	36	29
	2,096	2,200
Partners’ Equity
Common units	522	462
Class B units (Note 8)	96	108
General partner	14	13
Accumulated other comprehensive income (loss) (AOCI)	(8)	8
Controlling interests	624	591
Non-controlling interests	102	108
	726	699
TOTAL LIABILITIES AND PARTNERS' EQUITY	2,822	2,899

Variable Interest Entities (Note 16)

Subsequent Events (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended
(unaudited)	September 30,
(millions of dollars)	2019	2018
Cash Generated from Operations
Net income	216	241
Depreciation and amortization	58	73
Amortization of debt issue costs reported as interest expense	1	1
Amortization of realized losses	—	2
Equity earnings from equity investments (Note 5)	(115)	(129)
Distributions received from operating activities of equity investments (Note 5)	168	142
Change in other long-term liabilities	1	(1)
Equity allowance for funds used during construction (AFUDC equity)	(1)	—
Change in operating working capital (Note 11)	16	25
	344	354
Investing Activities
Investment in Great Lakes (Note 5)	(5)	(4)
Investment in Iroquois (Note 5)	(4)	—
Distribution received from Iroquois as return of investment (Note 5)	8	8
Distribution received from Northern Border as return of investment (Note 5)	50	—
Capital expenditures	(48)	(28)
	1	(24)
Financing Activities
Distributions paid to common units, including the General Partner (Note 10)	(142)	(171)
Distributions paid to Class B units (Note 8)	(13)	(15)
Distributions paid to non-controlling interests	(18)	(11)
Common unit issuance, net	—	40
Long-term debt issued, net of discount (Note 7)	21	159
Long-term debt repaid (Note 7)	(136)	(316)
Debt issuance costs	—	(1)
	(288)	(315)
Increase in cash and cash equivalents	57	15
Cash and cash equivalents, beginning of period	33	33
Cash and cash equivalents, end of period	90	48

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

						Accumulated
						Other	Non-
	Limited Partners				General	Comprehensive	Controlling	Total
	Common Units		Class B Units		Partner	Income (Loss) (a)	Interest	Equity
	millions	millions	millions	millions of	millions of	millions of	millions of	millions of
(unaudited)	of units	of dollars	of units	dollars	dollars	dollars	dollars	dollars
Partners' Equity at December 31, 2018	71.3	462	1.9	108	13	8	108	699
Net income	—	199	—	1	4	—	12	216
Other comprehensive income (loss)	—	—	—	—	—	(16)	—	(16)
Distributions (Note 10)	—	(139)	—	(13)	(3)	—	(18)	(173)
Partners' Equity at September 30, 2019	71.3	522	1.9	96	14	(8)	102	726

(a)	Gain (loss) related to cash flow hedges reported in AOCI and expected to be reclassified to Net income in the next 12 months is estimated to be $3 million. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual value of interest rates at the date of settlement.

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

The Partnership owns its pipeline assets through an intermediate general partnership, TC PipeLines Intermediate GP, LLC (Intermediate GP) and three intermediate limited partnerships (ILPs), TC GL Intermediate Limited Partnership, TC PipeLines Intermediate Limited Partnership and TC Tuscarora Intermediate Limited Partnership. During the fourth quarter of 2019, the Partnership initiated the dissolution of the ILPs and Intermediate GP. Effective October 31, 2019, the Intermediate GP and ILPs transferred 100 percent of the ownership of their pipeline assets to the Partnership. As a result, the Partnership owns its pipeline assets directly which creates a more efficient partnership structure with no economic impact to the general and limited partners of the Partnership. The process of dissolving and unwinding is expected to be completed in the fourth quarter of 2019.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The most significant change as a result of the adoption was the recognition of ROU assets and lease liabilities for operating leases which was approximately $0.6 million at January 1, 2019 and $0.4 million at September 30, 2019. For the three and nine months ended September 30, 2019, the Partnership’s operating lease cost was not material to the Partnership’s consolidated results. The weighted average remaining term and discount rate of the Partnership’s operating leases was approximately 2.18 years and 3.57 percent, respectively.

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

Future accounting changes

Measurement of credit losses on financial instruments

In June 2016, the FASB issued new guidance that changes how entities measure credit losses for most financial assets and certain other financial instruments that are not measured at fair value through net income (loss). The new guidance amends the impairment model of financial instruments basing it on expected losses rather than incurred losses. These expected credit losses will be recognized as an allowance rather than as a direct write down of the amortized cost basis. The new guidance is effective January 1, 2020 and will be applied using a modified retrospective approach. The Partnership has substantially completed its analysis and does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

Consolidation

In October 2018, the FASB issued new guidance for determining whether fees paid to decision makers and service providers are variable interests for indirect interests held through related parties under common control. This new guidance is effective January 1, 2020, and will be applied on a retrospective basis, however early adoption is permitted. The Partnership does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

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

	Ownership	Equity Earnings				Equity Investments
	Interest at	Three months ended		Nine months ended
(unaudited)	September 30,	September 30,		September 30,		September 30,	December 31,
(millions of dollars)	2019	2019	2018	2019	2018	2019	2018
Northern Border	50.00%	15	16	50	49	426	497
Great Lakes	46.45%	8	9	37	45	482	489
Iroquois	49.34%	8	9	28	35	186	210
		31	34	115	129	1,094	1,196

Distributions from Equity Investments

Distributions received from equity investments in the three and nine months ended September 30, 2019 were $59 million and $226 million, respectively (September 30, 2018 - $49 million and $150 million, respectively), of which $2.6 million and $57.8 million, respectively (September 30, 2018 - $2.6 million and $7.8 million, respectively), were considered return of capital and included in “Investing Activities” in the Partnership’s consolidated statement of cash flows. The return of capital was related to our investment in Northern Border and Iroquois (see further discussion below).

Northern Border

During the three and nine months ended September 30, 2019, the Partnership received distributions from Northern Border amounting to $21 million and $121 million, respectively (September 30, 2018 - $21 million and $60 million, respectively). The $121 million includes the Partnership’s 50 percent share of the Northern Border $100 million distribution in June 2019. The $100 million distribution was 100 percent financed by borrowing on Northern Border's $200 million revolving credit facility. The $50 million of cash the Partnership received did not represent a distribution of operating cash flow during the period and, therefore, it was reported as a return of investment in the Partnership’s consolidated statement of cash flows.

The Partnership did not have undistributed earnings from Northern Border for the three and nine months ended September 30, 2019 and 2018.

The summarized financial information provided to us by Northern Border is as follows:

(unaudited)
(millions of dollars)	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	38	10
Other current assets	34	36
Property, plant and equipment, net	1,000	1,037
Other assets	13	13
	1,085	1,096

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	60	34
Deferred credits and other	37	35
Long-term debt, net (a)	365	264
Partners’ equity
Partners’ capital	624	764
Accumulated other comprehensive loss	(1)	(1)
	1,085	1,096

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2019	2018	2019	2018
Transmission revenues	73	72	221	212
Operating expenses	(21)	(19)	(61)	(57)
Depreciation	(15)	(15)	(46)	(45)
Financial charges and other	(5)	(5)	(13)	(12)
Net income	32	33	101	98

(a)	No current maturities as of September 30, 2019 and December 31, 2018. At September 30, 2019, Northern Border was in compliance with all its financial covenants.

Great Lakes

The Partnership made an equity contribution to Great Lakes of $5 million in the first quarter of 2019 (September 30, 2018 - $4 million). This amount represents the Partnership’s 46.45 percent share of an $11 million cash call from Great Lakes to make a scheduled debt repayment.

The Partnership did not have undistributed earnings from Great Lakes for the three and nine months ended September 30, 2019 and 2018.

The summarized financial information provided to us by Great Lakes is as follows:

(unaudited)
(millions of dollars)	September 30, 2019	December 31, 2018
ASSETS
Current assets	59	75
Property, plant and equipment, net	685	689
	744	764

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	29	26
Net long-term debt, including current maturities (a)	229	240
Other long term liabilities	5	4
Partners' equity	481	494
	744	764

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2019	2018	2019	2018

Transmission revenues	51	49	174	183
Operating expenses	(23)	(17)	(58)	(50)
Depreciation	(8)	(8)	(24)	(24)
Financial charges and other	(3)	(5)	(12)	(13)
Net income	17	19	80	96

(a)	Includes current maturities of $21 million as of September 30, 2019 and as of December 31, 2018. At September 30, 2019, Great Lakes was in compliance with all its financial covenants.

Iroquois

The Partnership made an equity contribution to Iroquois of $4 million in August 2019. This amount represents the Partnership’s 49.34 percent share of an $7 million cash call from Iroquois to cover costs of regulatory approvals related to their capital project.

During the three and nine months ended September 30, 2019, the Partnership received distributions from Iroquois amounting to $28 million and $56 million, respectively (September 30, 2018 - $14 million and $42 million, respectively), which includes the Partnership’s 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2.6 million and $7.8 million, respectively (September 30, 2018 - $2.6 million and $7.8 million, respectively). The unrestricted cash did not represent a distribution of Iroquois’ cash from operations during the period and therefore it was reported as a return of investment in the Partnership’s consolidated statement of cash flows.

Iroquois declared its third quarter 2019 distribution of $28 million on November 1, 2019, of which the Partnership will receive its 49.34 percent share or $14 million on December 30, 2019. The distribution includes our 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2.6 million. The Partnership did not have undistributed earnings from Iroquois for the three and nine months ended September 30, 2019 and 2018.

The summarized financial information provided to us by Iroquois is as follows:

(unaudited)
(millions of dollars)	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	38	80
Other current assets	33	32
Property, plant and equipment, net	570	581
Other assets	14	8
	655	701

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	21	19
Long-term debt, net (a)	320	325
Other non-current liabilities	20	14
Partners' equity	294	343
	655	701

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2019	2018	2019	2018
Transmission revenues	39	42	131	147
Operating expenses	(15)	(13)	(43)	(41)
Depreciation	(7)	(7)	(22)	(22)
Financial charges and other	(2)	(4)	(9)	(11)
Net income	15	18	57	73

(a)	Includes current maturities of $5 million as of September 30, 2019 (December 31, 2018 - $146 million). At September 30, 2019, Iroquois was in compliance with all its financial covenants.

NOTE 6     REVENUES

Disaggregation of Revenues

For the three and nine months ended September 30, 2019 and 2018, effectively all of the Partnership’s revenues were from capacity arrangements and transportation contracts with customers as discussed in more detail below.

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

The Partnership's pipeline systems are subject to FERC regulations and, as a result, a portion of revenues collected may be subject to refund if invoiced during an interim period when a rate proceeding is ongoing. Allowances for these potential refunds are recognized using management's best estimate based on the facts and circumstances of the proceeding. Any allowances that are recognized during the proceeding process are refunded or retained, as applicable, at the time a regulatory decision becomes final. As of September 30, 2019, the Partnership does not have any outstanding refund obligations related to any rate proceedings. Revenues are invoiced and paid on a monthly basis. The Partnership’s pipeline systems do not take ownership of the natural gas that is transported for customers.

Revenues from contracts with customers are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Contract Balances

All of the Partnership’s contract balances pertain to receivables from contracts with customers amounting to $30 million at September 30, 2019 (December 31, 2018 - $44 million) and are recorded as Trade accounts receivable and reported as “Accounts receivable and other” in the Partnership’s consolidated balance sheet (Refer to Note 14).

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

NOTE 7     DEBT AND CREDIT FACILITIES

		Weighted Average			Weighted Average
		Interest Rate for the			Interest Rate for the
(unaudited)		Nine months ended		December 31,	Year Ended
(millions of dollars)	September 30, 2019	September 30, 2019		2018	December 31, 2018
TC PipeLines, LP
Senior Credit Facility due 2021	—	—		40	3.14%
2013 Term Loan Facility due 2022	450	3.66%		500	3.23%
4.65% Unsecured Senior Notes due 2021	350	4.65%	(a)	350	4.65%	(a)
4.375% Unsecured Senior Notes due 2025	350	4.375%	(a)	350	4.375%	(a)
3.90 % Unsecured Senior Notes due 2027	500	3.90%	(a)	500	3.90%	(a)

GTN
5.29% Unsecured Senior Notes due 2020	100	5.29%	(a)	100	5.29%	(a)
5.69% Unsecured Senior Notes due 2035	150	5.69%	(a)	150	5.69%	(a)
Unsecured Term Loan Facility due 2019	—	—		35	2.93%

PNGTS
Revolving Credit Facility due 2023	30	3.65%		19	3.55%

Tuscarora
Unsecured Term Loan due 2020	23	3.54%		24	3.10%

North Baja
Unsecured Term Loan due 2021	50	3.48%		50	3.54%
	2,003			2,118
Less: unamortized debt issuance costs and debt discount	9			10
Less: current portion	123			36
	1,871			2,072

(a)	Fixed interest rate

TC PipeLines, LP

The Partnership’s Senior Credit Facility consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 10, 2021. In March 2019, the Partnership repaid all amounts outstanding under its Senior Credit Facility and there was no outstanding balance at September 30, 2019 (December 31, 2018 - $40 million).

The LIBOR-based interest rate applicable to the Senior Credit Facility was 3.77 percent at December 31, 2018.

On June 26, 2019, the Partnership repaid $50 million of the principal balance under its 2013 Term Loan Facility using proceeds from Northern Border's special distribution (see Note 5). Additionally, in conjunction with this repayment, the Partnership also terminated an equivalent amount in interest rate swaps that were used to hedge this facility at a rate of 2.81 percent. As of September 30, 2019, the variable interest rate exposure related to the 2013 Term Loan Facility was hedged using interest rate swaps at an average rate of 3.26 percent (December 31, 2018 – 3.26 percent). Prior to hedging activities, the LIBOR-based interest rate on the 2013 Term Loan Facility was 3.35 percent at September 30, 2019 (December 31, 2018 - 3.60 percent).

The Senior Credit Facility and the 2013 Term Loan Facility require the Partnership to maintain a debt to adjusted cash flow leverage ratio of no greater than 5.00 to 1.00 for each fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions have been executed, in which case the leverage ratio is to be no greater than 5.50 to 1.00. The leverage ratio was 2.79 to 1.00 as of September 30, 2019.

GTN

GTN’s Unsecured Senior Notes contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization. GTN’s total debt to total capitalization ratio at September 30, 2019 was 39.8 percent.

During the three months ended June 30, 2019, GTN's Unsecured Term Loan Facility matured and was fully repaid using the Partnership's funds from operations. The LIBOR-based interest rate applicable to GTN’s Unsecured Term Loan Facility was 3.30 percent at December 31, 2018.

GTN's $100 million 5.29% Unsecured Senior Notes due June 1, 2020 are expected to be refinanced in full or at an amount based on the Partnership's preferred capitalization levels.

PNGTS

PNGTS’ Revolving Credit Facility requires PNGTS to maintain a leverage ratio not greater than 5.00 to 1.00. The leverage ratio was 0.5 to 1.00 as of September 30, 2019.

The LIBOR-based interest rate applicable to PNGTS’s Revolving Credit Facility was 3.35 percent at September 30, 2019 (December 31, 2018 - 3.60 percent).

Tuscarora

Tuscarora’s Unsecured Term Loan contains a covenant that requires Tuscarora to maintain a debt service coverage ratio (cash available from operations divided by a sum of interest expense and principal payments) of greater than or equal to 3.00 to 1.00. As of September 30, 2019, the ratio was 9.01 to 1.00.

The LIBOR-based interest rate applicable to Tuscarora’s Unsecured Term Loan Facility was 3.23 percent at September 30, 2019 (December 31, 2018 - 3.47 percent).

Tuscarora's $23 million variable rate Unsecured Term Loan due August 21, 2020 is expected to be refinanced in full or at an amount based on the Partnership's preferred capitalization levels.

North Baja

North Baja’s Term Loan Facility contains a covenant that limits total debt to no greater than 70 percent of North Baja’s total capitalization. North Baja’s total debt to total capitalization ratio at September 30, 2019 was 38.94 percent.

The LIBOR-based interest rate applicable to North Baja’s Term Loan Facility was 3.18 percent at September 30, 2019 (December 31, 2018 - 3.54 percent).

Partnership (TC PipeLines, LP and its subsidiaries)

At September 30, 2019, the Partnership was in compliance with its financial covenants, in addition to the other covenants which include restrictions on entering into mergers, consolidations and sales of assets, granting liens, material amendments to the Fourth Amended and Restated Agreement of Limited Partnership (Partnership Agreement), incurring additional debt and distributions to unitholders.

The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)	Principal Payments
2019	—
2020	123
2021	400
2022	450
2023	30
Thereafter	1,000
2,003

NOTE 8     PARTNERS’ EQUITY

ATM equity issuance program (ATM program)

During the nine months ended September 30, 2019, no common units were issued under this program.

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

For the year ending December 31, 2019, the Class B units’ equity account will be increased by the Class B Distribution, less the Class B Reduction, until such amount is declared for distribution and paid in the first quarter of 2020. During the nine months ended September 30, 2019, the Class B units' equity account was increased by $1 million after the 2019 threshold was exceeded and the estimated Class B Reduction for 2019 was applied.

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

The amount allocable to the Class B units in 2019 will equal 30 percent of GTN’s distributable cash flow during the year ending December 31, 2019 less $20 million and is further reduced by the estimated Class B Reduction for 2019 (December 31, 2018-$20 million less Class B Reduction). During the three and nine months ended September 30, 2019 $1 million was allocated to the Class B units (September 30, 2018 - $4 million).

Net income per common unit was determined as follows:

(unaudited)	Three months ended September 30,		Nine months ended September 30,
(millions of dollars, except per common unit amounts)	2019	2018	2019	2018
Net income attributable to controlling interests	56	62	204	231
Net income attributable to the Class B units (a)	(1)	(4)	(1)	(4)
Net income attributable to the General Partner and common units	55	58	203	227
Net income attributable to the General Partner	(1)	(1)	(4)	(5)
Net income attributable to common units	54	57	199	222
Weighted average common units outstanding (millions) – basic and diluted	71.3	71.3	71.3	71.3
Net income per common unit – basic and diluted	$0.76	$0.79	$2.79	$3.11

(a) During the nine months ended September 30, 2019, 30 percent of GTN’s total distributable cash flow was $25 million. After applying the $20 million annual threshold and the estimated Class B Reduction for 2019, $1 million of net income attributable to controlling interests was allocated to the Class B units for both the three and nine months ended September 30, 2019. During the nine months ended September 30, 2018, 30 percent of GTN’s total distributable cash flow was $31 million. After applying the $20 million annual threshold and the estimated Class B Reduction for 2018, $1 million of net income attributable to controlling interests was allocated to the Class B units for both the three and nine months ended September 30, 2018 (Refer to Note 8).

NOTE 10     CASH DISTRIBUTIONS PAID TO COMMON UNITS

2019

During the three and nine months ended September 30, 2019, the Partnership distributed $0.65 and $1.95 per common unit, respectively, for a total of $47 million and $142 million, respectively.

The total distribution paid above includes our General Partner’s share during the three and nine months ended September 30, 2019 for its two percent general partner interest, which was $1 million and $3 million, respectively. The General Partner did not receive any distributions in respect of its IDRs during the three and nine months ended September 30, 2019.

2018

During the three and nine months ended September 30, 2018, the Partnership distributed $0.65 and $2.30 per common unit, respectively, for a total of $47 million and $171 million, respectively.

The total distribution paid above includes our General Partner’s share during the three and nine months ended September 30, 2018, which totaled $1 million and $7 million, respectively. During the three and nine months ended September 30, 2018 the two percent general partner interest totaled $1 million and $4 million, respectively. The distributions paid to our General Partner in respect of IDRs during the three and nine months ended September 30, 2018 were nil and $3 million, respectively.

NOTE 11     CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Nine months ended September 30,
(millions of dollars)	2019	2018
Change in accounts receivable and other (a)	16	3
Change in inventories	(1)	—
Change in other current assets	4	1
Change in accounts payable and accrued liabilities(a)	(11)	13
Change in accrued interest	8	8
Change in operating working capital	16	25

(a)	Excludes certain non-cash items primarily related to capital accruals and credits.

NOTE 12     RELATED PARTY TRANSACTIONS

The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to conduct the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. For the three and nine months ended September 30, 2019 and 2018, total costs charged to the Partnership by the General Partner were $1 million and $3 million, respectively.

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

Capital and operating costs charged to our pipeline systems, except for Iroquois, for the three and nine months ended September 30, 2019 and 2018 by TC Energy’s subsidiaries and amounts payable to TC Energy’s subsidiaries at September 30, 2019 and December 31, 2018 are summarized in the following tables:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2019	2018	2019	2018
Capital and operating costs charged by TC Energy’s subsidiaries to:
Great Lakes (a)	12	9	35	34
Northern Border (a)	10	8	29	26
GTN	11	8	32	25
Bison	1	2	2	5
North Baja	1	1	4	3
Tuscarora	1	1	3	3
PNGTS (a)	2	2	5	7
Impact on the Partnership’s income (b):
Great Lakes	4	4	14	14
Northern Border	4	4	13	12
GTN	9	7	25	21
Bison	—	2	1	5
North Baja	1	1	3	3
Tuscarora	1	1	3	3
PNGTS (b)	1	1	3	4

(unaudited)
(millions of dollars)	September 30, 2019	December 31, 2018
Net amounts payable to TC Energy’s subsidiaries are as follows:
Great Lakes (a)	5	3
Northern Border (a)	4	3
GTN	4	4
Bison	—	1
North Baja	1	—
Tuscarora	—	1
PNGTS (a)	1	1

(a)	Represents 100 percent of the costs.
(b)	Represents the Partnership's proportionate share based ownership percentage of these pipelines

Great Lakes

Great Lakes earns significant transportation revenues from TC Energy and its affiliates, some of which are provided at discounted rates and some at maximum recourse rates. For the three and nine months ended September 30, 2019, Great Lakes earned 73 percent of its transportation revenues from TC Energy and its affiliates (September 30, 2018 - 76 percent and 71 percent, respectively).

At September 30, 2019, $13 million was included in Great Lakes’ receivables with regard to the transportation contracts with TC Energy and its affiliates (December 31, 2018 - $18 million).

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

PNGTS

In connection with the Portland XPress expansion project (PXP), which was designed to be phased in over a three year time period, PNGTS has entered into an arrangement with its affiliates regarding the construction of certain facilities on their systems that will be required to fulfill future contracts on the PNGTS system. PXP Phases I and II were placed into service on November 1, 2018 and November 1, 2019, respectively. Phase III is estimated to be in service on November 1, 2020. In the event the expansions terminate prior to their in-service dates, PNGTS will be required to reimburse its affiliates for any costs incurred related to the development of these facilities. At September 30, 2019, the total costs incurred by these affiliates was approximately $134 million, none of which amount related to Phase III costs. As a result of placing the TC Energy facilities associated with the Phase II volumes in service, PNGTS' obligation to reimburse most of these development costs with respect to Phase II terminated.

Going forward, the PNGTS will only be obligated to reimburse costs incurred by TC Energy in relation to Phase III, which was nil at September 30, 2019 and estimated to be approximately $7.2 million by November 1, 2020, when Phase III goes into service.

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

Long-term debt is recorded at amortized cost and classified as Level 2 of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified as Level 2 for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. The estimated fair value of the Partnership’s debt as at September 30, 2019 and December 31, 2018 was $2,100 million and $2,101 million, respectively.

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

The Partnership’s interest rate swaps mature on October 2, 2022, and are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The fixed weighted average interest rate on these instruments is 3.26 percent. On June 26, 2019, in conjunction with the Partnership’s $50 million repayment on its 2013 Term Loan Facility, the Partnership also terminated an equivalent amount in interest rate swaps that were used to hedge this facility at an unwind rate of 2.81 percent (See also Note 7).

At September 30, 2019, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $8 million (both on a gross and net basis) (December 31, 2018 - asset of $8 million), the net change of which is recognized in other comprehensive income. For the three and nine months ended September 30, 2019, the net realized gain related to the interest rate swaps was nil and $1 million, respectively, and was included in "financial charges and other" (September 30, 2018 - nil and gain of $2 million, respectively) (Refer to Note 15).

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the consolidated balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of September 30, 2019 and December 31, 2018.

NOTE 14     ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	September 30, 2019	December 31, 2018
Trade accounts receivable, net of allowance of nil	30	44
Imbalance receivable from affiliates	—	2
Other	9	2
	39	48

NOTE 15     FINANCIAL CHARGES AND OTHER

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2019	2018	2019	2018
Interest expense (a)	22	23	67	71
PNGTS' amortization of loss on derivative instruments	—	—	—	2
Net realized gain related to the interest rate swaps	—	—	(1)	(2)
Other income	(2)	—	(3)	(2)
	20	23	63	69

(a)	Includes amortization of debt issuance costs and discount costs.

NOTE 16     VARIABLE INTEREST ENTITIES

In the normal course of business, the Partnership must re-evaluate its legal entities under the current consolidation guidance to determine if those that are considered to be VIEs are appropriately consolidated or if they should be accounted for differently under GAAP. A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains or losses of the entity. A VIE is appropriately consolidated if the Partnership is considered to be the primary beneficiary. The VIE’s primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

As a result of its analysis, the Partnership continues to consolidate all legal entities in which it has a variable interest and for which it is considered to be the primary beneficiary. VIEs where the Partnership is not the primary beneficiary, but has a variable interest in the entity, are accounted for as equity investments.

Consolidated VIEs

The Partnership’s consolidated VIEs consist of the intermediate partnerships that hold interests in the Partnership’s pipeline systems. After considering the purpose and design of the ILPs and the risks that they were designed to create and pass through to the Partnership, the Partnership has concluded that it is the primary beneficiary of these ILPs because of the significant amount of variability it absorbs from the ILPs’ economic performance.

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

(unaudited)
(millions of dollars)	September 30, 2019	December 31, 2018
ASSETS (LIABILITIES) (a)
Cash and cash equivalents	17	16
Accounts receivable and other	35	39
Inventories	9	8
Other current assets	2	6
Equity investments	1,094	1,196
Property, plant and equipment, net	1,241	1,240
Other assets	1	1
Accounts payable and accrued liabilities	(26)	(33)
Accounts payable to affiliates, net	(86)	(40)
Accrued interest	(5)	(2)
Current portion of long-term debt	(123)	(36)
Long-term debt	(229)	(341)
Other liabilities	(29)	(27)
Deferred state income tax	(9)	(9)

(a)	Bison, an asset held through our consolidated VIEs, is excluded at September 30, 2019 and at December 31, 2018 as the assets of this entity can be used for purposes other than the settlement of the VIE’s obligations.

NOTE 17     SUBSEQUENT EVENTS

Management of the Partnership has reviewed subsequent events through November 7, 2019, the date the consolidated financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.

On October 22, 2019, the board of directors of the General Partner declared the Partnership’s third quarter 2019 cash distribution in the amount of $0.65 per common unit payable on November 14, 2019 to unitholders of record as of November 1, 2019. The declared distribution totaled $47 million and is payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TC Energy as holder of 11,287,725 common units) and $1 million to the General Partner for its two percent general partner interest. The General Partner did not receive any distributions in respect of its IDRs for the third quarter of 2019.

Northern Border declared its September 2019 distribution of $15 million on October 9, 2019, of which the Partnership received its 50 percent share or $7 million on October 18, 2019.

Great Lakes declared its third quarter 2019 distribution of $23 million on October 15, 2019, of which the Partnership received its 46.45 percent share or $11 million on October 18, 2019.

Iroquois declared its third quarter 2019 distribution of $28 million on November 1, 2019, of which the Partnership will receive its 49.34 percent share or $14 million on December 30, 2019.

PNGTS declared its third quarter 2019 distribution of $10 million on October 9, 2019, of which $4 million was paid to its non-controlling interest owner on October 18, 2019.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2018.

RECENT BUSINESS DEVELOPMENTS

Cash Distributions

On April 23, 2019, the board of directors of our General Partner declared the Partnership's first quarter 2019 cash distribution in the amount of $0.65 per common unit, which was paid on May 13, 2019 to unitholders of record as of May 3, 2019. The declared distribution totaled $47 million and was payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TC Energy as holder of 11,287,725 common units) and $1 million to our General Partner for its two percent general partner interest.

On July 23, 2019, the board of directors of our General Partner declared the Partnership’s second quarter 2019 cash distribution in the amount of $0.65 per common unit, which was paid on August 14, 2019 to unitholders of record as of August 2, 2019. The declared distribution totaled $47 million and was payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TC Energy as holder of 11,287,725 common units) and $1 million to our General Partner for its two percent general partner interest.

On October 22, 2019, the board of directors of our General Partner declared the Partnership’s third quarter 2019 cash distribution in the amount of $0.65 per common unit, payable on November 14, 2019 to unitholders of record as of November 1, 2019. The declared distribution totaled $47 million and was payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TC Energy as holder of 11,287,725 common units) and $1 million to our General Partner for its two percent general partner interest.

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

Financing Updates:

Northern Border - In June 2019, Northern Border borrowed an additional $100 million under its $200 million revolving credit facility to finance a cash distribution of $100 million, of which $50 million was received by the Partnership. Northern Border's outstanding balance under this facility amounted to $115 million at September 30, 2019.

Iroquois Financing - On May 9, 2019, Iroquois refinanced its 6.63% $140 million and 4.84% $150 million Senior Notes due in 2019 and 2020, respectively, by issuing new 15-year 4.12% $140 million and new 10-year 4.07% $150 million Senior Notes. The debt covenants requiring Iroquois to maintain a debt to capitalization ratio below 75 percent and a debt service coverage ratio of at least 1.25 times for the four preceding quarters are unchanged from those governing the refinanced Senior Notes.

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

Partnership’s Senior Credit Facility and Overall Debt Level - We continue to deleverage our balance sheet. At September 30, 2019, there was no outstanding balance under the Partnership's Senior Credit Facility. Additionally, the Partnership's overall consolidated debt was reduced by $115 million from $2,118 million at December 31, 2018 to $2,003 million at September 30, 2019 as a result of the (a) $40 million net repayment from cash flow of the outstanding balance under the Partnership's Senior Credit facility; (b) $50 million partial repayment of the Partnership's 2013 $500 Million Term Loan Facility; (c) the repayment of $35 million due upon the maturity of GTN's $75 million Unsecured Term Loan Facility; and (d) $1 million scheduled payment on Tuscarora's Unsecured Term Loan offset by $11 million of additional borrowings on PNGTS' revolving credit facility.

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

PNGTS’ Portland XPress Project - Our Portland XPress Project or “PXP” was initiated in 2017 in order to expand deliverability on the PNGTS system to Dracut through re-contracting and construction of incremental compression within PNGTS’ existing footprint in Maine. PXP was designed to be phased in over a three-year time period. Phases I and II were placed into service on November 1, 2018 and November 1, 2019, respectively. Phase III of the project is expected to be in service on November 1, 2020. Beginning 2021, the project is expected to generate approximately $50 million in annual revenue for PNGTS. PNGTS filed the required applications with FERC for all three phases of the project in 2018, which included an amendment to its Presidential Permit and an increase in its certificated capacity through the addition of a compressor unit at its jointly owned facility with Maritimes and Northeast Pipeline LLC to bring additional natural gas supply to New England. The total final volume of the project is approximately 183,000 Dth/ day; 40,000 Dth/day from Phase I, 118,400 Dth/day from Phase II, which includes re-contracting and renewal of expiring contracts, and 24,600 Dth/day from Phase III. We continue to advance this project and have received all approvals for filings to date. We intend to file with FERC for approval to proceed with construction of Phase III of the project in early 2020. PXP is secured by long-term agreements and when all phases of the project are in service, PNGTS will be effectively fully contracted until 2032.

Additionally, in connection with PXP, and as noted in our Annual Report on Form 10-K for the year ended December 31, 2018, PNGTS has entered into an arrangement with TC Energy regarding the construction of certain facilities on the TC Energy system (Canadian system expansions) that will be required to fulfill future contracts on the PNGTS system. In the event the Canadian system expansions terminate prior to their in-service dates, PNGTS could be required to reimburse TC Energy for an amount up to the total outstanding costs incurred to the date of the termination. As of September 30, 2019, the costs incurred to date by TC Energy on the construction of these facilities was approximately $134 million. As a result of TC Energy’s system expansions being commercially in service on November 1, 2019, and PNGTS’ commitments on TC Energy’s upstream pipelines being assigned to the PXP II shippers, PNGTS’ obligation to reimburse these costs terminated. Going forward, PNGTS will only be obligated to reimburse costs incurred by TC Energy in relation to Phase III, which was nil at September 30, 2019 and estimated to be approximately $7.2 million by November 1, 2020, when TC Energy’s facilities associated with the Phase volumes III go into service.

PNGTS' Westbrook XPress Project (Westbrook XPress) - Westbrook XPress is an estimated $125 million multi-phase expansion project that is expected to generate approximately $35 million in revenue for PNGTS on an annualized basis when fully in service. It is part of a coordinated offering to transport incremental Western Canadian Sedimentary Basin natural gas supplies to the Northeast U.S. and Atlantic Canada markets through additional compression capability at an existing PNGTS facility. Westbrook XPress is designed to be phased in over a four-year period which began on November 1, 2019. Phases II and III have estimated in-service dates of November 2021 and 2022, respectively. These three Phases will add incremental capacity of approximately 43,000 Dth/day, 69,000 Dth/day, and 18,000 Dth/day, respectively. Westbrook XPress, together with PXP, will increase PNGTS’ capacity by 90 percent from 210,000 Dth/day to approximately 400,000 Dth/day.

Iroquois Gas Transmission ExC Project (Iroquois ExC Project) - During the second quarter of 2019, Iroquois’ initiated the “Enhancement by Compression” project (ExC Project) which would optimize the Iroquois system to meet current and future gas supply needs of utility customers while minimizing environmental impact through enhancements at existing compressor stations along the pipeline. The project’s total design capacity is approximately 125,000 Dth/day with an estimated in-service date in November 2023. The capital cost of this project is still to be determined as the optimal facility set is finalized during the course of the regulatory process for this potential expansion. This project would be 100 percent underpinned with 20-year contracts.

GTN XPress Project (GTN XPress) - On November 1, 2019, we announced that GTN will move forward with the GTN XPress project which will transport approximately 250,000 Dth/day of additional volumes of natural gas enabled by TC Energy’s system expansions upstream. The estimated total project cost of this integrated reliability and expansion project is $335 million. The project’s reliability work is anticipated to be in service by the end of 2021 and will account for more than three quarters of the total project cost. These costs are expected to be recovered in recourse rates. The project’s expansion work is anticipated to be commercially phased into service through November 2023. GTN XPress is 100 percent underpinned by fixed rate negotiated contracts with an average term in excess of 30 years. The incremental capacity is expected to generate approximately $25 million in revenue annually when fully in service.

Tuscarora XPress Project (Tuscarora XPress) - Tuscarora XPress is an estimated $13 million expansion project through additional compression capability at an existing Tuscarora facility. Tuscarora XPress is 100 percent underpinned by a 20-year contract and will transport approximately 15,000 Dth/day of additional volumes when completed in November 2021. Tuscarora XPress is expected to generate approximately $2 million in revenue on an annualized basis when fully in service.

Pipeline Safety Matters - On October 1, 2019, the Pipeline and Hazardous Materials Safety Administration (PHMSA) released the first of three final rulemakings (also known as the "gas mega rule") revising the Federal Pipeline Safety Regulations. The rule updates reporting and records retention standards for gas transmission pipelines and expands the level of required integrity assessments that must be completed on certain pipeline segments outside of high consequence areas. The final rule also requires operators to review maximum allowable operating pressure records and perform specific remediation activities where records are not available. We are currently assessing the operational and financial impact related to this final rule which will become effective on July 1, 2020. The remaining rulemakings comprising the gas mega rule are expected to be issued in late 2019 or early 2020.

Additionally, PHMSA released its “Enhanced Emergency Order Procedures” final rule on October 1, 2019. This final rule, which replaces an interim final rule issued by PHMSA in 2016, allows PHMSA to respond to imminent threats during natural disasters, and when serious flaws are discovered in pipes or in equipment manufacturing processes, or when an accident reveals an industry practice is unsafe. The final rule addressed comments made in response to the 2016 interim final rule, which resulted in several changes in the final rule. The Partnership is currently reviewing the final rule but does not expect any material issues with compliance when the final rule takes effect on December 2, 2019.

The Partnership expects new pipeline safety legislation to be proposed and finalized in late 2019 or early 2020, which could impose more stringent or costly compliance obligations on us and could require us to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis, any or all of which tasks could result in the Partnership incurring increased operating costs that could have a material adverse effect on our costs of transportation services as well as our business, results of operations and financial condition.

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

	Three months ended				Nine months ended
(unaudited)	September 30,		$	%	September 30,		$	%
(millions of dollars)	2019	2018	Change (a)	Change (a)	2019	2018	Change (a)	Change (a)

Transmission revenues	93	103	(10)	(10)	299	328	(29)	(9)
Equity earnings	31	34	(3)	(9)	115	129	(14)	(11)
Operating, maintenance and administrative costs	(26)	(24)	(2)	(8)	(76)	(73)	(3)	(4)
Depreciation	(19)	(25)	6	24	(58)	(73)	15	21
Financial charges and other	(20)	(23)	3	13	(63)	(69)	6	9
Net income before taxes	59	65	(6)	(9)	217	242	(25)	(10)
Income taxes	—	—	—	—	(1)	(1)	—	—
Net income	59	65	(6)	(9)	216	241	(25)	(10)
Net income attributable to non-controlling interests	3	3	—	—	12	10	2	(20)
Net income attributable to controlling interests	56	62	(6)	(10)	204	231	(27)	(12)

(a)	Positive number represents a favorable change; bracketed or negative number represents an unfavorable change.

Three Months Ended September 30, 2019 compared to Same Period in 2018

The Partnership’s net income attributable to controlling interests decreased by $6 million in the three months ended September 30, 2019 compared to the same period in 2018, mainly due to the following:

Transmission revenues - Revenues were lower due largely to the decrease in revenue from Bison. During the fourth quarter of 2018, two of Bison's customers elected to pay out the remainder of their contracted obligations on Bison and terminate the associated transportation agreements. Revenues were also impacted by the following:

●	higher revenue on GTN primarily due to the one-time $9 million charge against revenue in the third quarter of 2018 related to the 2018 settlement with its shippers which did not apply in the third quarter 2019, partially offset by the impact of its scheduled 10 percent rate decrease effective January 1, 2019;
●	higher revenue from PNGTS primarily due to higher discretionary services due to an unseasonably warm summer and power generation demands in addition to new revenues from Phase I of its PXP project that went into service November 1, 2018, partially offset by lower contracted revenue as a result of the expiration of its legacy recourse rate firm contracts;
●	lower short-term firm transportation services sold by North Baja; and
●	lower revenue on Tuscarora due to its scheduled 10.8 percent rate decrease effective August 1, 2019 as part of the settlement reached with its customers in 2019.

Equity Earnings - The $3 million decrease was primarily due to the following:

●	decrease in equity earnings from Great Lakes as a result of an increase in operating costs related to compliance programs and estimated costs related to right-of-way renewals combined with an increase in allocated management costs from TC Energy; and
●	decrease in Iroquois’ equity earnings as a result of the scheduled reduction of its existing rates as part of the 2019 settlement with shippers.

Operation and maintenance expenses - The increase in operation and maintenance expenses was primarily due to an overall net increase in:

●	operational costs related to our pipeline systems' compliance programs; and
●	increase in TC Energy's allocated costs related to corporate support functions and common costs such as insurance.

Depreciation - The decrease in depreciation expense was a direct result of the elimination of Bison's depreciable base during the fourth quarter of 2018.

Financial charges and other - The $3 million decrease was primarily attributable to the full repayment of our $170 million term loan during the fourth quarter of 2018, together with a $115 million reduction of our overall debt balance year-to-date which included a net $40 million repayment of borrowings under our Senior Credit Facility during the first quarter of 2019 and a $50 million payment on our 2013 term loan facility during the second quarter of 2019.

Nine Months Ended September 30, 2019 compared to Same Period in 2018

The Partnership’s net income attributable to controlling interests decreased by $27 million in the nine months ended September 30, 2019 compared to 2018, mainly due to the following:

Transmission revenues - Revenues were lower due largely to the decrease in revenue from Bison. During the fourth quarter of 2018, two of Bison’s customers elected to pay out the remainder of their contracted obligations on Bison and terminate the associated transportation agreements. The decrease was also due to the following:

●	higher revenue on GTN primarily due to the $9 million provision for revenue sharing recorded at the end of September 30, 2018 partially offset by the impact of its scheduled 10 percent rate decrease effective January 1, 2019, both of which are part of the settlement reached with its customers in 2018;
●	higher revenue from PNGTS primarily due to higher discretionary services due to unseasonably warm summer and power generation demands in its area and new revenues from Phase I of its PXP project that went into service November 1, 2018 partially offset by lower contracted revenue as a result of the expiration of its legacy recourse rate firm contracts; and
●	lower revenue on Tuscarora due to its 1.7% rate decrease effective February 1, 2019 and scheduled additional 10.8 percent rate decrease effective August 1, 2019 as part of the settlement reached with its customers in 2019.

Equity Earnings - The $14 million decrease was primarily due to the net effect of the following:

●	decrease in Iroquois’ equity earnings as a result of decrease in its revenue. The sustained cold temperatures in the first quarter of 2018 resulted in incremental seasonal winter sales that were not achieved in the same period of 2019. Additionally, there was a scheduled reduction of Iroquois’ existing rates as part of the 2019 Iroquois Settlement; and
●	decrease in Great Lakes’ equity earnings as a result of decrease in its revenue and increase in its operating costs. The sustained cold temperatures in the first quarter of 2018 resulted in incremental seasonal winter sales for Great Lakes that were not achieved in the same period of 2019. Additionally, there was an increase in its operating costs related to its compliance programs, estimated costs related to right-of-way renewals and an increase in TC Energy's allocated management costs and allocated costs related to corporate support functions and common costs such as insurance.

Operation and maintenance expenses - The increase in operation and maintenance expenses was primarily due to the overall net impact of the following:

●	increase in operational costs related to our pipeline systems' compliance programs;
●	increase in TC Energy's allocated costs related to corporate support functions and common costs such as insurance; and
●	decrease in overall property taxes primarily due to lower taxes assessed on Bison.

Depreciation - The decrease in depreciation expense during the nine months ended September 30, 2019 was a direct result of the long-lived asset impairment recognized during the fourth quarter of 2018 on Bison which effectively eliminated the depreciable base of the pipeline.

Financial charges and other - The $6 million decrease was primarily attributable to the repayment of our $170 million Term Loan during the fourth quarter of 2018 and repayment of borrowings under our Senior Credit Facility during the first quarter of 2019.

Net Income Attributable to Common Units and Net Income per Common Unit

As discussed in Note 9 within Item 1 “Financial Statements,” we allocated $1 million of the Partnership’s net income attributable to controlling interests to the Class B units in the three and nine months ended September 30, 2019, representing the excess of 30 percent of GTN’s distribution over the 2019 threshold level of $20 million, which was further reduced by the estimated Class B Reduction for 2019. This allocation reduced net income attributable to the common units and accordingly, reduced net income per common unit by approximately $0.01 cent for both the three and nine months ended September 30, 2019.

We allocated $4 million of the Partnership’s net income attributable to controlling interests to the Class B units in the three and nine months ended September 30, 2018, representing the excess of 30 percent of GTN’s distribution over the 2018 threshold level of $20 million, which was further reduced by the estimated Class B Reduction for 2018. This allocation reduced net income attributable to the common units and accordingly, reduced net income per common unit by approximately $0.05 cents for both the three and nine months ended September 30, 2018.

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

At September 30, 2019, the balance of our cash and cash equivalents was higher than our position at December 31, 2018 by approximately $57 million and our long-term debt balance was lower by $115 million. We continue to use available cash to fund ongoing capital expenditures and the repayment of debt to levels that prudently manage our financial metrics.

We believe our cash position, remaining borrowing capacity on our Senior Credit Facility (see table below), and our operating cash flows are sufficient to fund our short-term liquidity requirements, including distributions to our unitholders, ongoing capital expenditures and required debt repayments.

The following table sets forth the available borrowing capacity under the Partnership's Senior Credit Facility:

(unaudited)
(millions of dollars)	September 30, 2019	December 31, 2018

Total capacity under the Senior Credit Facility	500	500
Less: Outstanding borrowings under the Senior Credit Facility	—	40
Available capacity under the Senior Credit Facility	500	460

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

Cash Flow Analysis for the Nine months ended September 30, 2019 compared to Same Period in 2018

	Nine months ended
(unaudited)	September 30,
(millions of dollars)	2019	2018

Net cash provided by (used in):
Operating activities	344	354
Investing activities	1	(24)
Financing activities	(288)	(315)
Net increase in cash and cash equivalents	57	15
Cash and cash equivalents at beginning of the period	33	33
Cash and cash equivalents at end of the period	90	48

Operating Cash Flows

In the nine months ended September 30, 2019, the Partnership's net cash provided by operating activities decreased by $10 million compared to the same period in 2018 primarily due to the net effect of:

●	lower net cash flow from operations of our consolidated subsidiaries primarily due to the decrease in revenue from Bison, North Baja and Tuscarora partially offset by an increase in PNGTS’ revenue;
●	increase in distributions received from operating activities of equity investments as a result of:

o	lower maintenance capital spending during the nine months ended September 30, 2019 on Northern Border;
o	net higher earnings generated by Northern Border and Great Lakes compared to the same period in the prior year;
o	increase in distributions from Iroquois related to cash generated from prior years' operating activities; and

●	impact from amount and timing of operating working capital changes.

Investing Cash Flows

During the nine months ended September 30, 2019, the cash provided by our investing activities was a net cash inflow of $1 million compared to a net outflow of $24 million in the same period in 2018 primarily due to the net impact of the following:

●	$50 million distribution received from Northern Border that was considered a return of investment during the second quarter of 2019;
●	$4 million equity contribution to Iroquois representing the Partnership’s 49.34 percent share of a $7 million cash call from Iroquois to cover costs of regulatory approvals related to their capital project; and
●	higher capital maintenance expenditures on GTN for reliability projects together with continued capital spending on our PXP project.

Financing Cash Flows

The Partnership's net cash used for financing activities was approximately $27 million lower in the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the net effect of:

●	$42 million decrease in net debt repayments;
●	$29 million decrease in distributions paid to common unitholders as a result of a lower per unit distribution paid beginning in second quarter 2018 in response to the 2018 FERC Actions;
●	$7 million increase in distributions paid to non-controlling interests during the nine months ended September 30, 2019;
●	$2 million decrease in distributions paid to Class B units in 2019 as compared to 2018; and
●	no ATM equity issuances in 2019 year-to-date.

Short-Term Cash Flow Outlook

Operating Cash Flow Outlook

Northern Border declared its September 2019 distribution of $15 million on October 9, 2019, of which the Partnership received its 50 percent share or $7 million. The distribution was paid on October 18, 2019.

Great Lakes declared its third quarter 2019 distribution of $23 million on October 15, 2019, of which the Partnership received its 46.45 percent share or $11 million. The distribution was paid on October 18, 2019.

Iroquois declared its third quarter 2019 distribution of $28 million on November 1, 2019, of which the Partnership will receive its 49.34 percent share or $14 million on December 30, 2019.

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

Our consolidated entities have commitments of $21 million as of September 30, 2019 in connection with various maintenance and general plant projects.

In 2019, our pipeline systems expect to invest approximately $97 million in maintenance of existing facilities and approximately $45 million in growth projects, of which the Partnership’s share would be $78 million and $30 million, respectively. As our GTN XPress project progresses, we anticipate funding the Partnership's share of the required capital using cash on hand and the Senior Credit facility, if required.

Financing Cash Flow Outlook

On October 22, 2019, the board of directors of our General Partner declared the Partnership’s third quarter 2019 cash distribution in the amount of $0.65 per common unit payable on November 14, 2019 to unitholders of record as of November 1, 2019. Please see Note 17 of the "Financial Statements" within Item 1 and “Recent Business Developments” within Item 2 for additional disclosures.

We currently intend to refinance GTN’s $100 million 5.29% Unsecured Senior Notes due June 1, 2020, and Tuscarora's $23 million variable rate Unsecured Term Loan due August 21, 2020 in full or at an amount based on our preferred capitalization levels.

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

Reconciliations of Net Income to EBITDA and Distributable Cash Flow

The following table represents a reconciliation of the non-GAAP financial measures of EBITDA, total distributable cash flow and distributable cash flow, to the most directly comparable GAAP financial measure of Net Income:

	Three months ended		Nine months ended
(unaudited)	September 30,		September 30,
(millions of dollars)	2019	2018	2019	2018
Net income	59	65	216	241

Add:
Interest expense (a)	22	23	66	71
Depreciation and amortization	19	25	58	73
Income taxes	—	—	1	1

EBITDA	100	113	341	386

Add:
Distributions from equity investments (b) (f)
Northern Border (c)	21	22	69	60
Great Lakes	7	10	39	49
Iroquois (d)	28	14	56	42
	56	46	164	151
Less:
Equity earnings:
Northern Border	(15)	(16)	(50)	(49)
Great Lakes	(8)	(9)	(37)	(45)
Iroquois	(8)	(9)	(28)	(35)
	(31)	(34)	(115)	(129)
Less:
AFUDC equity	—	—	(1)	—
Interest expense (a)	(22)	(23)	(66)	(71)
Income taxes	—	—	(1)	(1)
Distributions to non-controlling interest (e)	(4)	(3)	(14)	(12)
Maintenance capital expenditures (f)	(19)	(11)	(40)	(21)
	(45)	(37)	(122)	(105)

Total Distributable Cash Flow	80	88	268	303
General Partner distributions declared (g)	(1)	(1)	(3)	(3)
Distributions allocable to Class B units (h)	(1)	(4)	(1)	(4)
Distributable Cash Flow	78	83	264	296

(a)	Interest expense as presented includes net realized loss or gain related to the interest rate swaps.
(b)	Amounts are calculated in accordance with the cash distribution policies of each of our equity investments. Distributions from our equity investments represent our respective share of these entities' quarterly distributable cash for the current reporting period.
(c)	Excludes the $50 million additional distribution we received from Northern Border. The entire proceeds were used by us to partially paydown our 2013 Term Loan Facility.
(d)	This amount represents our proportional 49.34 percent share of the distribution declared by our equity investee, Iroquois, for the current reporting period. It includes our 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2.6 million and $7.8 million, respectively, for both the three and nine months ended September 30, 2019 and 2018 and an additional distribution we received amounting to approximately $15 million for both the three and nine months ended September 30, 2019 (2018-none) related to the increase in the cash Iroquois generated from its higher net income in 2017 (post acquisition) and 2018.

(e)	Distributions to non-controlling interests represent the respective share of our consolidated entities' distributable cash not owned by us for the periods presented.
(f)	The Partnership's maintenance capital expenditures include expenditures made to maintain, over the long term, the operating capacity, system integrity and reliability of our pipeline assets. This amount represents the Partnership's and its consolidated subsidiaries' maintenance capital expenditures and does not include the Partnership's share of maintenance capital expenditures for our equity investments. Such amounts are reflected in “Distributions from equity investments” as those amounts are withheld by those entities from their quarterly distributable cash.
(g)	No incentive distributions were declared to the General Partner for both the three and nine months ended September 30, 2019 and 2018.
(h)	For the three and nine months ended September 30, 2019 and 2018, $1 million and $4 million was allocated to the Class B units, respectively. Please read Notes 8 and 9 within Item 1. “Financial Statements” for additional disclosures on the Class B units.

Three months ended September 30, 2019 Compared to Same Period in 2018

Our EBITDA was lower for the third quarter of 2019 compared to the same period in 2018. The $13 million decrease was primarily due to lower revenue and equity earnings and higher operation and maintenance expenses during the period as discussed in more detail under the “Results of Operations” section.

Our distributable cash flow decreased by $5 million in the third quarter of 2019 compared to the same period in 2018 due to the net effect of:

●	lower EBITDA from our consolidated subsidiaries;
●	higher maintenance capital expenditures related to major compression equipment overhauls and pipe integrity costs on GTN as a result of higher transportation volumes of natural gas;
●	lower Class B allocation due to the increase in maintenance capital expenditures which reduced the distributable cash flow generated by GTN;
●	lower interest expense due to the full repayment of the $170 million Term Loan during the fourth quarter of 2018 and the repayment of borrowings under our Senior Credit Facility and term loan facility in the first half of 2019;
●	lower distributions from Great Lakes resulting from decreased earnings and increased maintenance capital spending; and
●	additional distribution received from Iroquois due to the surplus cash it accumulated from the previous years' higher net income.

Nine months ended September 30, 2019 Compared to Same Period in 2018

Our EBITDA was lower for the nine months ended September 30, 2019 compared to the same period in 2018. The $45 million decrease was primarily due to lower revenue, lower equity earnings and higher operation and maintenance expenses offset by lower property taxes during the period as discussed in more detail under the “Results of Operations” section.

Our distributable cash flow decreased by $32 million in the nine months ended September 30, 2019 compared to the same period in 2018 due to the net effect of:

●	lower EBITDA from our consolidated subsidiaries;
●	higher maintenance capital expenditures related to major compression equipment overhauls and pipe integrity costs on GTN as a result of higher transportation volumes of natural gas;
●	lower interest expense due to the full repayment of the $170 million Term Loan during the fourth quarter of 2018 and the partial repayment of borrowings under our Senior Credit Facility in the first quarter of 2019;
●	higher distributions from our equity investment in Northern Border primarily due to lower capital spending related to compressor station maintenance costs;
●	lower distributions from Great Lakes resulting from decreased earnings and increased maintenance capital spending;
●	additional distribution received from Iroquois due to the surplus cash it accumulated from previous years' higher net income; and
●	lower Class B allocation due to lower distributable cash flow generated by GTN.

Contractual Obligations

The Partnership's Contractual Obligations

The Partnership's contractual obligations as of September 30, 2019 included the following:

	Payments Due by Period
						Weighted Average
						Interest Rate for
						the Nine Months
(unaudited)		Less than	1‑3	4‑5	More than 5	Ended September 30,
(millions of dollars)	Total	1 Year	Years	Years	Years	2019
TC PipeLines, LP
Senior Credit Facility due 2021	—	—	—	—	—	— %
2013 Term Loan Facility due 2022	450	—	—	450	—	3.66%
4.65% Senior Notes due 2021	350	—	350	—	—	4.65%	(a)
4.375% Senior Notes due 2025	350	—	—	—	350	4.375%	(a)
3.90% Senior Notes due 2027	500	—	—	—	500	3.90%	(a)
GTN
5.29% Unsecured Senior Notes due 2020	100	100	—	—	—	5.29%	(a)
5.69% Unsecured Senior Notes due 2035	150	—	—	—	150	5.69%	(a)
PNGTS
Revolving Credit Facility due 2023	30	—	—	30	—	3.65%
North Baja
Unsecured Term Loan due 2021	50	—	50	—	—	3.48%
Tuscarora
Unsecured Term Loan due 2020	23	23	—	—	—	3.54%
Partnership (TC PipeLines, LP and its subsidiaries)
Interest on Debt Obligations(b)	466	87	139	88	152
Operating Leases	1	—	1	—	—
Right of Way commitments	4	1	—	1	2
	2,474	211	540	569	1,154

(a)	Fixed interest rate.
(b)	Future interest payments on our fixed rate debt are based on scheduled maturities. Future interest payments on floating rate debt are estimated using debt levels and interest rates at September 30, 2019 and are therefore subject to change.

The Partnership's long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivatives.

The fair value of the Partnership's long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership's debt at September 30, 2019 was $2,100 million.

Please read Note 7 within Item 1. “Financial Statements” for additional information regarding the Partnership's debt.

Summary of Northern Border's Contractual Obligations

Northern Border's contractual obligations as of September 30, 2019 included the following:

	Payments Due by Period (a)
						Weighted Average
						Interest Rate for the
(unaudited)		Less than	1‑3	4‑5	More than 5	Nine Months Ended
(millions of dollars)	Total	1 Year	Years	Years	Years	September 30, 2019
$200 million Credit Agreement due 2024 (d)	115	—	—	—	115	3.53%
7.50% Senior Notes due 2021	250	—	250	—	—	7.50%(b)
Interest payments on debt (c)	38	23	15	—	—
Right of way commitments	47	2	5	5	35
	450	25	270	5	150

(a)	Represents 100 percent of Northern Border's debt obligations.
(b)	Fixed interest rate.
(c)	Future interest payments on our fixed rate debt are based on scheduled maturities. Future interest payments on floating rate debt are estimated using debt levels and interest rates at September 30, 2019 and are therefore subject to change.
(d)	On October 1, 2019, Northern Border's $200 million Credit Agreement was extended to mature on October 1, 2024.

As of September 30, 2019, $115 million was outstanding under Northern Border's $200 million revolving credit agreement, leaving $85 million available for future borrowings. At September 30, 2019, Northern Border was in compliance with all of its financial covenants.

Northern Border has commitments of $3 million as of September 30, 2019 in connection with compressor station overhauls and other capital projects.

Summary of Great Lakes' Contractual Obligations

Great Lakes' contractual obligations as of September 30, 2019 included the following:

	Payments Due by Period (a)
						Weighted Average
						Interest Rate for the
(unaudited)		Less than	1‑3	4‑5	More than 5	Nine Months Ended
(millions of dollars)	Total	1 Year	Years	Years	Years	September 30, 2019
9.09% series Senior Notes due 2019 to 2021	30	10	20	—	—	9.09%(b)
6.95% series Senior Notes due 2020 to 2028	99	11	22	22	44	6.95%(b)
8.08% series Senior Notes due 2021 to 2030	100	—	20	20	60	8.08%(b)
Interest payments on debt (c)	84	17	27	19	21
Right of way commitments	2	—	—	—	2
	315	38	89	61	127

(a)	Represents 100 percent of Great Lakes' debt obligations.
(b)	Fixed interest rate.
(c)	Future interest payments on our fixed rate debt are based on scheduled maturities.

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $123 million of Great Lakes' partners' capital was restricted as to distributions as of September 30, 2019 (December 31, 2018 — $129 million). Great Lakes was in compliance with all of its financial covenants at September 30, 2019.

Great Lakes has commitments of $5 million as of September 30, 2019 in connection with pipeline integrity program spending, major overhaul projects, and right of way renewals.

Summary of Iroquois' Contractual Obligations

Iroquois' contractual obligations as of September 30, 2019 included the following:

	Payments Due by Period (a)
						Weighted Average
						Interest Rate for the
(unaudited)		Less than	1‑3	4‑5	More than 5	Nine Months Ended
(millions of dollars)	Total	1 Year	Years	Years	Years	September 30, 2019
4.12% series Senior Notes due 2034	140	—	—	—	140	4.12%(b)
4.07% series Senior Notes due 2030	150	—	—	—	150	4.07%(c)
6.10% series Senior Notes due 2027	32	5	7	8	12	6.10%(b)
Interest payments on debt (d)	103	15	15	14	59
Transportation by others (e)	10	3	6	1	—
Operating leases	5	1	1	1	2
Pension contributions (f)	1	1	—	—	—
	441	25	29	24	363

(a)	Represents 100 percent of Iroquois' debt obligations.
(b)	Fixed interest rate.
(c)	The refinancing agreement for 4.07% $150 million Senior Notes has a delay feature where Iroquois will not be paying any interest on the new 4.07% $150 million Senior Notes until the funds are drawn to repay the existing 4.84% $150 million Senior Notes in 2020. Iroquois will continue to pay the current interest rate of 4.84 percent until April 2020 when interest rate of 4.07% becomes effective.
(d)	Future interest payments on our fixed rate debt are based on scheduled maturities.
(e)	Future rates are based on known rate levels at September 30, 2019 and are therefore subject to change.
(f)	Pension contributions cannot be reasonably estimated by Iroquois.

Iroquois has commitments of $54 million as of September 30, 2019 related to procurement of materials on its expansion project.

On May 9, 2019, Iroquois refinanced its 6.63% $140 million and 4.84% $150 million Senior Notes due in 2019 and 2020, respectively, by issuing new 15-year 4.12% $140 million and new 10-year 4.07% $150 million Senior Notes.

Iroquois is restricted under the terms of its note purchase agreement from making cash distributions to its partners unless certain conditions are met, which remained unchanged with the refinancing transaction. Before a distribution can be made, the debt/capitalization ratio must be below 75 percent and the debt service coverage ratio must be at least 1.25 times for the four preceding quarters. At September 30, 2019, the debt/capitalization ratio was 52.2 percent and the debt service coverage ratio was 5.31 times; therefore, Iroquois was not restricted from making any cash distributions.

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

As of September 30, 2019, the Partnership's interest rate exposure resulted from our floating rate on North Baja's Unsecured Term Loan Facility, PNGTS' Revolving Credit Facility and Tuscarora's Unsecured Term Loan Facility, under which $103 million, or 5 percent, of our outstanding debt was subject to variability in LIBOR interest rates (December 31, 2018- $168 million or 8 percent).

As of September 30, 2019, the variable interest rate exposure related to 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 3.26 percent. If interest rates hypothetically increased (decreased) on these facilities by one percent (100 basis points), compared with rates in effect at September 30, 2019, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $1 million.

As of September 30, 2019, $115 million, or 32 percent, of Northern Border's outstanding debt was at floating rates. If interest rates hypothetically increased (decreased) by one percent (100 basis points), compared with rates in effect at September 30, 2019, Northern Border's annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.

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

The Partnership's interest rate swaps mature on October 2, 2022 and are structured such that the cash flows of the derivative instruments match those of the variable rate of interest on the 2013 Term Loan Facility. The fixed weighted average interest rate on these instruments is 3.26 percent. On June 26, 2019, in conjunction with the Partnership's $50 million repayment on its 2013 Term Loan Facility, the Partnership also terminated an equivalent amount in interest rate swaps that were used to hedge this facility at a rate of 2.81 percent (See also Note 13 within Item 1. "Financial Statements").

At September 30, 2019, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $8 million (both on a gross and net basis) (December 31, 2018 - asset of $8 million), the net change of which is recognized in other comprehensive income. For the three and nine months ended September 30, 2019, the net realized gain related to the interest rate swaps was nil and $1 million, respectively, and was included in financial charges and other (September 30, 2018 - nil and gain of $2 million, respectively).

The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the consolidated balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of September 30, 2019 and December 31, 2018.

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

The Partnership has exposure to counterparty credit risk in the following areas:

●	cash and cash equivalents
●	accounts receivable and other receivables
●	the fair value of derivative assets

At September 30, 2019, we had no significant credit losses, no significant credit risk concentration and no significant amounts past due or impaired. Additionally, during the three and nine months ended September 30, 2019 and at September 30, 2019, no customer accounted for more than 10 percent of our consolidated revenue and accounts receivable, respectively.

The Partnership and our pipeline systems have significant credit exposure to financial institutions as they hold cash deposits and provide committed credit lines and critical liquidity in the interest rate derivative market, as well as letters of credit to mitigate exposures to non-creditworthy customers. The Partnership closely monitors the creditworthiness of our counterparties, including financial institutions, reviews accounts receivable regularly and, if needed, records allowances for doubtful accounts using the specific identification method. However, we cannot predict to what extent our business would be impacted by uncertainty in energy commodity prices, including possible declines in our customers' creditworthiness.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there was no change in the Partnership's internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our Great Lakes pipeline system had rights-of-way that expired during the second quarter of 2018 on approximately 7.6 miles of pipeline across tribal land located within the Fond du Lac Reservation and Leech Lake Reservation in Minnesota and the Bad River Reservation in Wisconsin. We are negotiating to obtain new rights-of-way with the tribal authorities and are entitled to continue operating the Great Lakes pipeline as long as good faith negotiations with the tribal authorities to obtain the new rights-of-way continues.

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

Great Lakes continues to negotiate with Fond du Lac, Bad River and Leech Lake representatives to resolve the lease issues for all three tribes.

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

GTN has identified the presence of a chemical substance, dithiazine, at several facilities on the GTN system as well as some upstream and downstream connecting pipeline facilities. Certain customers have also followed complaint procedures set forth in GTN’s FERC Gas Tariff to communicate regarding dithiazine-related matters, and GTN will follow its tariff procedures in responding. Dithiazine is a byproduct of triazine which is a liquid chemical scavenger known to be used in natural gas processing to remove hydrogen sulfide from natural gas. It has been determined that dithiazine may drop out of gas streams, under certain conditions, in a powdery form at some points of pressure reduction (for example, at a regulator). In incidents where a sufficient quantity of the material accumulates in certain appurtenances, improper functioning of equipment can and has occurred, resulting in increased preventative and corrective action costs.

While we believe that the presence of dithiazine on the GTN system is from upstream-sourced gas, we have advised stakeholders of potential risks, mitigation efforts and safety measures. We are following appropriate inspection and maintenance protocols to minimize any safety issues to people, equipment or the environment on our pipeline system. TC Energy has been engaging producers and other users of triazine in an effort to mitigate the presence of dithiazine in pipelines upstream of our GTN pipeline system. Multiple fouling incidents, and at least one overpressure incident, potentially related to dithiazine have been reported on customer systems. Certain customers have questioned whether the presence of dithiazine in gas shipped on GTN meets the standard of GTN’s tariff. In response, GTN has communicated that the gas transported by GTN satisfies the standards of its tariff, and that GTN disagrees with any assertions to the contrary. Additionally, GTN and TC Energy are gathering information and working with customers, producers, vendors, and other stakeholders in an effort to develop and implement a collaborative plan to address the issue, and have informed federal and state regulators, trade associations and other stakeholders of the issue. At the same time, GTN has taken steps and made capital expenditures to address the matter. In 2018, we incurred capital expenditures of approximately $5 million and, unless the issue is resolved, we expect to spend approximately $10 million to $12 million in 2019 and 2020 in aggregate to further mitigate the matter. There can be no assurance that significant additional costs will not be incurred in the future or that dithiazine or other substances will not be identified on our other pipeline systems.

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

101

The following materials from TC Pipelines, LP's Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Changes in Partners' Equity, and (vi) the Notes to Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November 2019.

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:	/s/ William C. Morris
William C. Morris
Vice President and Treasurer
TC PipeLines GP, Inc. (Principal Financial Officer)