Form 10-Q
period 2020-03-31
TC PIPELINES LP
filed 2020-05-06
CIK 1075607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Yes ☐                    No ☒
 As of May 4, 2020, there were 71,306,396 of the registrant’s common units outstanding.

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS
 The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement as amended, dated September 29, 2017
AFUDC	Allowance for funds used during construction
ANR	ANR Pipeline Company
ASC	Accounting Standards Codification
AOCI	Accumulated other comprehensive income
Bison	Bison Pipeline LLC
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

COVID-19	Coronavirus 2019
DOT	U.S. Department of Transportation
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
GTN XPress
GTN’s project to both increase the reliability of existing transportation service on GTN and to provide for 250,000 Dth/day of incremental transportation volumes, primarily through facility replacements and additions of existing brownfield compression sites.

IDRs	Incentive Distribution Rights
Iroquois	Iroquois Gas Transmission System, L.P.
LIBOR	London Interbank Offered Rate
MLP	Master Limited Partnership
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja, Tuscarora, PNGTS and Iroquois
Partnership	TC PipeLines, LP including its subsidiaries, as applicable
Partnership Agreement	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership
PHMSA	The Pipeline and Hazardous Materials Safety Administration

PNGTS	Portland Natural Gas Transmission System
PXP	Portland XPress Project
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior facility under revolving credit agreement as amended and restated, dated September 29, 2017
TC Energy	TC Energy Corporation
Tuscarora	Tuscarora Gas Transmission Company
Tuscarora XPress	Tuscarora's Expansion project to transport additional 15,000 Dth/Day of natural gas supplies through additional compression capability at Tuscarora's existing facility
U.S.	United States of America
Westbrook XPress
Westbrook XPress Project of PNGTS that is part of a coordinated offering to transport incremental Western Canadian Sedimentary Basin natural gas supplies to the Northeast U.S. and Atlantic Canada markets through additional compression capability at an existing PNGTS facility

Wholly-owned subsidiaries	GTN, Bison, North Baja, and Tuscarora
WHO	World Health Organization

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

PART I

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This report includes certain forward-looking statements. Forward-looking statements are identified by words and phrases such as: “anticipate,” “assume,“ “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “forecast,” “should,” “predict,” “could,” “will,” “may,” and other terms and expressions of similar meaning. The absence of these words, however, does not mean that the statements are not forward-looking. These statements are based on management’s beliefs and assumptions and on currently available information and include, but are not limited to, statements regarding anticipated financial performance, future capital expenditures, liquidity, market or competitive conditions, regulations, organic or strategic growth opportunities, contract renewals and ability to market open capacity, business prospects, outcome of regulatory proceedings and cash distributions to unitholders.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results predicted. These risks and uncertainties include, among other things, factors like various risks and uncertainties associated with the current extraordinary market environment and impacts resulting from the Coronavirus 2019 (COVID-19) pandemic and market disruptions relating to global supply and demand for oil and natural gas.
Factors that could cause actual results and our financial condition to differ materially from those contemplated in forward-looking statements include, but are not limited to:

•	the ability of our pipeline systems to sell available capacity on favorable terms and renew expiring contracts which are affected by, among other factors:

▪	demand for natural gas;

▪	changes in relative cost structures and production levels of natural gas producing basins;

▪	natural gas prices and regional differences;

▪	weather conditions;

▪	availability and location of natural gas supplies in Canada and the United States (U.S.) in relation to our pipeline systems;

▪	competition from other pipeline systems;

▪	natural gas storage levels;

▪	rates and terms of service;

•
the refusal or inability of our customers, shippers or counterparties to perform their contractual obligations with us, whether justified or not and whether due to financial constraints ( such as reduced creditworthiness, liquidity issues or insolvency), market constraints, legal constraints (including governmental orders or guidance), the exercise of contractual or common law rights that allegedly excuse their performance (such as force majeure or similar claims) or other factors;

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

•	our ongoing ability to grow distributions through acquisitions, accretive expansions or other growth opportunities, including the timing, structure and closure of further potential acquisitions;

•	potential conflicts of interest between TC PipeLines GP, Inc., our general partner (General Partner), TC Energy Corporation and us;

•	failure of the Partnership or our pipeline systems to comply with debt covenants, some of which are beyond our control;

•	the ability to maintain secure operation of our information technology including management of cybersecurity threats, acts of terrorism and related distractions;

•	the implementation of future accounting changes and ultimate outcome of commitments and contingent liabilities, if any;

•	the impact of any impairment charges;

•	changes in political environment;

•	operating hazards, casualty losses and other matters beyond our control;

•	the overall increase in the allocated management and operational expenses to our pipeline systems for services performed by TC Energy Corporation;

•	ability of our pipeline systems to renew rights-of-way at a reasonable cost;

•	the level of our indebtedness (including the indebtedness of our pipeline systems), increases in interest rates, our level of operating cash flows and the availability of capital;

•	the impact of a potential slowdown in construction activities or a delay in the completion of our capital projects including increases in costs and availability of labor, equipment and materials;

•	the impact of downward changes in oil and natural gas prices, including any effects on the creditworthiness of our shippers or the availability of associated gas in low oil price environment; and

•	uncertainty surrounding the impact of global health crises that reduce commercial and economic activity, including the COVID-19 pandemic, on our business.
These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part II, Item 1A. “Risk Factors” of this report and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report) as filed with the SEC on February 21, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

TC PIPELINES, LP
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars, except per common unit amounts)	2020	2019
Transmission revenues	101	113
Equity earnings (Note 5)	55	54
Operation and maintenance expenses	(16)	(16)
Property taxes	(6)	(7)
General and administrative	(1)	(2)
Depreciation and amortization	(20)	(20)
Financial charges and other (Note 15)	(19)	(22)
Net income before taxes	94	100
Income taxes	—	—
Net income	94	100
Net income attributable to non-controlling interest	6	7
Net income attributable to controlling interests	88	93
Net income attributable to controlling interest allocation (Note 9)
Common units	86	91
General Partner	2	2
	88	93

Net income per common unit (Note 9) — basic and diluted	$1.21	$1.28
Weighted average common units outstanding — basic and diluted (millions)	71.3	71.3
Common units outstanding, end of period (millions)	71.3	71.3

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2020	2019
Net income	94	100
Other comprehensive income
Change in fair value of cash flow hedges (Note 13)	(13)	(5)
Reclassification to net income of gains and losses on cash flow hedges	—	—
Comprehensive income	81	95
Comprehensive income attributable to non-controlling interests	6	7
Comprehensive income attributable to controlling interests	75	88

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	134	83
Accounts receivable and other (Note 14)	37	43
Distribution receivable from Iroquois	—	14
Inventories	11	10
Other	3	6
	185	156
Equity investments (Note 5)	1,102	1,098
Property, plant and equipment (Net of $1,201 accumulated depreciation; 2019 - $1,187)	1,540	1,528
Goodwill	71	71
TOTAL ASSETS	2,898	2,853

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	33	28
Accounts payable to affiliates (Note 12)	6	8
Accrued interest	20	11
Current portion of long-term debt (Note 7)	123	123
	182	170
Long-term debt, net (Note 7)	1,887	1,880
Deferred state income taxes	7	7
Other liabilities	43	36
	2,119	2,093
Partners’ Equity
Common units	584	544
Class B units (Note 8)	95	103
General partner	15	14
Accumulated other comprehensive income (loss) (AOCI)	(18)	(5)
Controlling interests	676	656
Non-controlling interests	103	104
	779	760
TOTAL LIABILITIES AND PARTNERS’ EQUITY	2,898	2,853

Subsequent Events (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2020	2019
Cash Generated from Operations
Net income	94	100
Depreciation and amortization	20	20
Equity earnings from equity investments (Note 5)	(55)	(54)
Distributions received from operating activities of equity investments (Note 5)	65	56
Change in operating working capital (Note 11)	9	13
Other	(2)	—
	131	135
Investing Activities
Investment in Great Lakes (Note 5)	(5)	(5)
Distribution received from Iroquois as return of investment (Note 5)	5	2
Capital expenditures	(24)	(16)
Customer advances for construction	—	2
	(24)	(17)
Financing Activities
Distributions paid to common units, including the General Partner (Note 10)	(47)	(47)
Distributions paid to Class B units (Note 8)	(8)	(13)
Distributions paid to non-controlling interests	(7)	(7)
Long-term debt issued, net of discount (Note 7)	6	18
Long-term debt repaid (Note 7)	—	(50)
	(56)	(99)
Increase in cash and cash equivalents	51	19
Cash and cash equivalents, beginning of period	83	33
Cash and cash equivalents, end of period	134	52

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Limited Partners
	Common Units		Class B Units		General Partner	Accumulated Other Comprehensive Income (Loss) (a)	Non- Controlling Interest	Total Equity
(unaudited)	millions of units	millions of dollars	millions of units	millions of dollars	millions of dollars	millions of dollars	millions of dollars	millions of dollars
Partners’ Equity at December 31, 2019	71.3	544	1.9	103	14	(5)	104	760
Net income	—	86	—	—	2	—	6	94
Other comprehensive income (loss)	—	—	—	—	—	(13)	—	(13)
Distributions	—	(46)	—	(8)	(1)	—	(7)	(62)
Partners’ Equity at March 31, 2020	71.3	584	1.9	95	15	(18)	103	779

(a)
Gain (loss) related to cash flow hedges reported in AOCI and expected to be reclassified to Net income in the next 12 months is estimated to be $(8) million. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual value of interest rates at the date of settlement.

 The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full fiscal year.
The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our 2019 Annual Report. That report contains a more comprehensive summary of the Partnership’s significant accounting policies. In the opinion of management, the accompanying consolidated financial statements contain all of the appropriate adjustments, which are normally recurring adjustments unless otherwise noted, and considered necessary to present fairly the financial position of the Partnership, the results of operations and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in our 2019 Annual Report, except those that became effective in 2020 as described in full under Note 3, "Accounting Pronouncements".
Basis of Presentation
The Partnership consolidates its interests in entities over which it is able to exercise control. To the extent there are interests owned by other parties, these interests are included as non-controlling interests. The Partnership uses the equity method of accounting for its investments in entities over which it is able to exercise significant influence.
U.S. federal and certain state income taxes are the responsibility of the limited partners and are not reflected in these consolidated financial statements. The tax effect of the Partnership's activities accrues to its limited partners. The Partnership’s taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statement of operations, is includable in the U.S. federal income tax returns of each partner.
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

NOTE 3    ACCOUNTING PRONOUNCEMENTS
Changes in Accounting Policies effective January 1, 2020
Measurement of credit losses on financial instruments
In June 2016, the Financial Accounting Standards Board (FASB) issued new guidance that changes how entities measure credit losses for most financial assets and certain other financial instruments that are not measured at fair value through net income (loss). The new guidance amends the impairment model of financial instruments basing it on expected losses rather than incurred losses. These expected credit losses will be recognized as an allowance rather than as a direct write down of the amortized cost basis. The new guidance became effective January 1, 2020 and was applied using a modified retrospective approach. The adoption of this new guidance did not have a material impact on the Partnership’s consolidated financial statements.
Consolidation
In October 2018, the FASB issued new guidance for determining whether fees paid to decision makers and service providers are variable interests for indirect interests held through related parties under common control. This new guidance became effective January 1, 2020, and was applied on a retrospective basis. The adoption of this new guidance did not have a material impact on the Partnership’s consolidated financial statements.

Reference rate reform
In March 2020, in response to the expected cessation of LIBOR,the FASB issued new optional guidance that eases the potential burden of accounting for reference rate reform. The new guidance provides optional expedients for contracts and hedging relationships that are affected by reference rate reform, if certain criteria are met. Each of the expedients can be applied as of January 1, 2020 through December 31, 2022. For eligible hedging relationships existing as of January 1, 2020 and prospectively, the Partnership has applied the optional expedient allowing an entity to assume that the hedged forecasted transaction in a cash flow hedge is probable of occurring. As reference rate reform is still an ongoing process, the Partnership will continue to evaluate the timing and potential impact of adoption of other optional expedients when deemed necessary.

NOTE 4    GOODWILL
Consistent with GAAP, we evaluate our goodwill related to Tuscarora and North Baja for impairment at least annually and if any indicators of impairment are evident.
In 2019, based on our analysis of Tuscarora and North Baja’s current market conditions, we believed there to be a greater than 50 percent likelihood that Tuscarora and North Baja’s estimated fair value exceeded their carrying value. As a result, at December 31, 2019, we did not identify an impairment on the $71 million of goodwill related to the Tuscarora ($23 million) and North Baja ($48 million) acquisitions.
During the first quarter of 2020 there were two major events that impacted financial markets and global economic activity. First, there was an outbreak of a novel strain of coronavirus, COVID-19, which spread around the world and was declared a global pandemic on March 11, 2020 by the World Health Organization (WHO). Second, shortly after the outbreak, the global oil market experienced a precipitous decline in the price of crude oil due to an oversupply of oil coupled with significant demand concerns due to the economic impacts of the COVID-19 pandemic. We believe the current state of the macroeconomic environment does not represent a permanent shift although it is difficult to predict the severity of the impact of these events or how long any disruptions are likely to continue. Additionally, the following factors were considered in our analysis specific to the Partnership's Tuscarora and North Baja reporting units:

•	the long-term natural gas price futures relevant to gas transported on Tuscarora and North Baja do not reflect material differences from what was forecast in 2019;

•	at least 90 percent of Tuscarora and North Baja's revenue is tied to long-term take-or-pay, fixed price contracts which have a low correlation to short-term changes in demand;

•	Tuscarora and North Baja have not experienced any customer defaults to date and have significant collateral in support of their contracts;

•
multiples and discount rate assumptions used in our quantitative model are reflective of our long-term outlook for Tuscarora and North Baja, in line with their underlying asset life, versus the shorter-term nature of the current situation; and

•
while we may experience a slowdown in some of our construction activities, the expansion projects associated with these assets are materially on track, and we do not anticipate any significant changes in outlook or delay or inability to proceed due to financing requirements.

As a result of these factors, at March 31, 2020, we believe there is a greater than 50 percent likelihood that both Tuscarora’s and North Baja’s estimated fair values continue to exceed their carrying values. Therefore, no impairment exists on our goodwill. However, adverse changes to our key considerations could result in future impairments on our goodwill.

NOTE 5    EQUITY INVESTMENTS
The Partnership has equity interests in Northern Border, Great Lakes and Iroquois. The pipeline systems owned by these entities are regulated by FERC. The Northern Border and Great Lakes pipeline systems are operated by subsidiaries of TC Energy. The Iroquois pipeline system is operated by Iroquois Pipeline Operating Company, a wholly owned subsidiary of Iroquois. The Partnership uses the equity method of accounting for its interests in its equity investees.

	Ownership	Equity Earnings		Equity Investments
	Interest at	Three months ended
(unaudited)	March 31,	March 31,		March 31,	December 31,
(millions of dollars)	2020	2020	2019	2020	2019
Northern Border	50.00%	22	21	416	422
Great Lakes	46.45%	20	20	501	491
Iroquois	49.34%	13	13	185	185
		55	54	1,102	1,098

Distributions from Equity Investments
Distributions received from equity investments in the three months ended March 31, 2020 totaled $71 million (March 31, 2019 - $58 million), of which $5.2 million (March 31, 2019 - $2.6 million ), was considered return of capital and included in "Investing Activities" in the Partnership’s consolidated statement of cash flows. The return of capital was related to our investment in Iroquois (see further discussion below).
Northern Border
During the three months ended March 31, 2020, the Partnership received distributions from Northern Border amounting to $28 million (March 31, 2019 - $28 million).
The Partnership did not have undistributed earnings from Northern Border for the three months ended March 31, 2020 and 2019.
The summarized financial information provided to us by Northern Border is as follows:

(unaudited)
(millions of dollars)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	25	21
Other current assets	38	37
Property, plant and equipment, net	979	989
Other assets	12	12
	1,054	1,059
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	47	42
Deferred credits and other	40	39
Long-term debt, net (a)	364	364
Partners’ equity
Partners’ capital	604	615
Accumulated other comprehensive loss	(1)	(1)
	1,054	1,059

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2020	2019
Transmission revenues	83	81
Operating expenses	(20)	(20)
Depreciation	(15)	(15)
Financial charges and other	(4)	(4)
Net income	44	42
(a)  No current maturities as of March 31, 2020 and December 31, 2019. At March 31, 2020, Northern Border was in compliance with all its financial covenants.
Great Lakes, a variable interest entity
The Partnership is considered to have a variable interest in Great Lakes, which is accounted for as equity investment since we are not its primary beneficiary. A variable interest entity is a legal entity that either does not have sufficient equity at risk to finance its activities without additional subordinated financial support, is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains or losses of the entity.
The Partnership made an equity contribution to Great Lakes of $5 million during the three months ended March 31, 2020 (March 31, 2019 - $5 million). This amount represents the Partnership’s 46.45 percent share of an $11 million cash call from Great Lakes to make a scheduled debt repayment.
During the three months ended March 31, 2020, the Partnership received distributions from Great Lakes amounting to $16 million (March 31, 2019 - $17 million).
The Partnership did not have undistributed earnings from Great Lakes for the three months ended March 31, 2020 and 2019.

The summarized financial information provided to us by Great Lakes is as follows:

(unaudited)
(millions of dollars)	March 31, 2020	December 31, 2019
ASSETS
Current assets	78	72
Property, plant and equipment, net	684	685
	762	757
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	28	33
Net long-term debt, including current maturities (a)	208	219
Other long term liabilities	7	6
Partners’ equity	519	499
	762	757

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2020	2019
Transmission revenues	72	72
Operating expenses	(16)	(16)
Depreciation	(8)	(8)
Financial charges and other	(4)	(4)
Net income	44	44
(a)  Includes current maturities of $31 million as of March 31, 2020 (December 31, 2019 - $21 million). At March 31, 2020, Great Lakes was in compliance with all its financial covenants.
Iroquois
During the three months ended March 31, 2020, the Partnership received distributions from Iroquois amounting to $27 million (March 31, 2019 - $13 million), which includes the Partnership’s 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $5.2 million (March 31, 2019 - $2.6 million). The unrestricted cash did not represent a distribution of Iroquois’ cash from operations during the period and therefore it was reported as a return of investment in the Partnership’s consolidated statement of cash flows.
The Partnership did not have undistributed earnings from Iroquois for the three months ended March 31, 2020 and 2019.
The summarized financial information provided to us by Iroquois is as follows:

(unaudited)
(millions of dollars)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	32	43
Other current assets	86	36
Property, plant and equipment, net	515	570
Other assets	17	16
	650	665
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	21	34
Long-term debt, net (a)	317	317
Other non-current liabilities	19	20
Partners’ equity	293	294
	650	665

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2020	2019
Transmission revenues	52	52
Operating expenses	(15)	(15)
Depreciation	(8)	(7)
Financial charges and other	(3)	(3)
Net income	26	27
(a)   Includes current maturities of $3 million as of March 31, 2020 (December 31, 2019 - $3 million). At March 31, 2020, Iroquois was in compliance with all of its financial covenants.

NOTE 6    REVENUES
Disaggregation of Revenues
For the three months ended March 31, 2020 and 2019, effectively all of the Partnership’s revenues were from capacity arrangements and transportation contracts with customers as discussed in more detail below.
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
The Partnership's pipeline systems are subject to FERC regulations and, as a result, a portion of revenues collected may be subject to refund if invoiced during an interim period when a rate proceeding is ongoing. Allowances for these potential refunds are recognized using management's best estimate based on the facts and circumstances of the proceeding. Any allowances that are recognized during the proceeding process are refunded or retained, as applicable, at the time a regulatory decision becomes final. As of March 31, 2020, the Partnership does not have any outstanding refund obligations related to any rate proceedings. Revenues are invoiced and paid on a monthly basis. The Partnership’s pipeline systems do not take ownership of the natural gas that is transported for customers. Revenues from contracts with customers are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
Contract Balances
All of the Partnership’s contract balances pertain to receivables from contracts with customers amounting to $34 million at March 31, 2020 (December 31, 2019 - $37 million) and are recorded as trade accounts receivable and reported as "Accounts receivable and other" in the Partnership’s consolidated balance sheet (Refer to Note 14, "Accounts Receivable and Other").
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

NOTE 7    DEBT AND CREDIT FACILITIES

(unaudited) (millions of dollars)	March 31, 2020	Weighted Average Interest Rate for the Three Months Ended March 31, 2020		December 31, 2019	Weighted Average Interest Rate for the Year Ended December 31, 2019
TC PipeLines, LP
Senior Credit Facility due 2021	—	—		—	—
2013 Term Loan Facility due 2022	450	2.93%		450	3.52%
4.65% Unsecured Senior Notes due 2021	350	4.65%	(a)	350	4.65%	(a)
4.375% Unsecured Senior Notes due 2025	350	4.375%	(a)	350	4.375%	(a)
3.90 % Unsecured Senior Notes due 2027	500	3.90%	(a)	500	3.90%	(a)

GTN
5.29% Unsecured Senior Notes due 2020	100	5.29%	(a)	100	5.29%	(a)
5.69% Unsecured Senior Notes due 2035	150	5.69%	(a)	150	5.69%	(a)

PNGTS
Revolving Credit Facility due 2023	45	2.92%		39	3.47%

Tuscarora
Unsecured Term Loan due 2020	23	2.80%		23	3.39%

North Baja
Unsecured Term Loan due 2021	50	2.75%		50	3.34%
	2,018			2,012
Less: unamortized debt issuance costs and debt discount	8			9
Less: current portion	123			123
	1,887			1,880
(a)       Fixed interest rate
TC PipeLines, LP
The Partnership’s senior facility under revolving credit agreement as amended and restated, dated September 29, 2017 (Senior Credit Facility) consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 10, 2021. In March 2019, the Partnership repaid all amounts outstanding under its Senior Credit Facility and there was no outstanding balance at March 31, 2020 and December 31, 2019.
As of March 31, 2020, the variable interest rate exposure related to the term loan facility under a term loan agreement, as amended, dated September 29, 2017 (2013 Term Loan Facility) was hedged using interest rate swaps at an average rate of 3.26 percent (December 31, 2019 - 3.26 percent). Prior to hedging activities, the London Interbank Offered Rate based (LIBOR) interest rate on the 2013 Term Loan Facility was 2.83 percent at March 31, 2020 (December 31, 2019 - 2.94 percent).
The Senior Credit Facility and the 2013 Term Loan Facility require the Partnership to maintain a debt to adjusted cash flow leverage ratio of no greater than 5.00 to 1.00 for each fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions have been executed, in which case the leverage ratio is to be no greater than 5.50 to 1.00. The leverage ratio was 3.41 to 1.00 as of March 31, 2020.
GTN
GTN’s $100 million 5.29% Unsecured Senior Notes due June 1, 2020 (Unsecured Senior Notes) contain a covenant that limits total debt to no greater than 70 percent of GTN’s total capitalization. GTN’s total debt to total capitalization ratio at March 31, 2020 was 38.7 percent.
GTN’s $100 million 5.29% Unsecured Senior Notes due June 1, 2020 are expected to be refinanced together with additional funding to be used to finance a portion of GTN XPress.

PNGTS
PNGTS’ Revolving Credit Facility requires PNGTS to maintain a leverage ratio not greater than 5.00 to 1.00. The leverage ratio was 0.86 to 1.00 as of March 31, 2020. During the three months ended March 31, 2020, PNGTS borrowed an additional $6 million on its Revolving Credit Facility to fund its expansion projects.
The LIBOR-based interest rate applicable to PNGTS’s Revolving Credit Facility was 2.83 percent at March 31, 2020 (December 31, 2019 - 2.99 percent).
Tuscarora
Tuscarora’s $23 million variable rate Unsecured Term Loan due August 1, 2020 (Unsecured Term Loan) contains a covenant that requires Tuscarora to maintain a debt service coverage ratio (cash available from operations divided by the sum of interest expense and principal payments) of greater than or equal to 3.00 to 1.00. As of March 31, 2020, the ratio was 8.63 to 1.00.
The LIBOR-based interest rate applicable to Tuscarora’s Unsecured Term Loan Facility was 2.71 percent at March 31, 2020 (December 31, 2019 - 2.82 percent).
Tuscarora's Unsecured Term Loan is due August 21, 2020 and is expected to be refinanced together with additional funding to be used to finance a portion of Tuscarora XPress.
North Baja
North Baja’s Term Loan Facility contains a covenant that limits total debt to no greater than 70 percent of North Baja’s total capitalization. North Baja’s total debt to total capitalization ratio at March 31, 2020 was 39.99 percent.
The LIBOR-based interest rate applicable to North Baja’s Term Loan Facility was 2.66 percent at March 31, 2020 (December 31, 2019 - 2.77 percent).
Partnership (TC PipeLines, LP and its subsidiaries)
At March 31, 2020, the Partnership was in compliance with all terms and conditions including its financial covenants and its other covenants including restrictions on entering into mergers, consolidations and sales of assets, granting of liens, material amendments to the Fourth Amended and Restated Agreement of Limited Partnership, as amended to date (Partnership Agreement), incurring additional debt and distributions to unitholders.
The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)	Principal Payments
2020	123
2021	400
2022	450
2023	45
2024	—
Thereafter	1,000
2,018

NOTE 8    PARTNERS’ EQUITY
Class B units issued to TC Energy
The Class B units entitle TC Energy to an annual distribution based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020 and (ii) 25 percent of distributions above $20 million thereafter, which equates to 43.75 percent of distributions above $20 million for the year ending December 31, 2020 (Class B Distribution). Additionally, the Class B Distribution will be further reduced by 35 percent, which is equivalent to the percentage by which distributions payable to the common units were reduced in 2018 (Class B Reduction). The Class B Reduction was implemented during the first quarter of 2018 following the Partnership’s common unit distribution reduction of 35 percent. The Class B Reduction will continue to apply to any particular calendar year until distributions payable in respect of common units for such calendar year equal or exceed $3.94 per common unit.

For the year ending December 31, 2020, the Class B units’ equity account will be increased by the Class B Distribution, less the Class B Reduction, until such amount is declared for distribution and paid in the first quarter of 2021. During the three months ended March 31, 2020, the 2020 annual Class B Distribution threshold was not exceeded.
For the year ended December 31, 2019, the Class B Distribution was $8 million and was declared and paid in the first quarter of 2020.

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
The amount allocable to the Class B units in 2020 will equal 30 percent of GTN’s distributable cash flow during the year ending December 31, 2020 less $20 million, the residual of which is further multiplied by 43.75 percent. This amount is further reduced by the estimated Class B Reduction for 2020, an approximately 35 percent reduction applied to the estimated annual Class B Distribution (December 31, 2019 - $20 million less Class B Reduction). During the three months ended March 31, 2020 and 2019, no amounts were allocated to the Class B units as the annual threshold was not exceeded.
Net income per common unit was determined as follows:

(unaudited)	Three months ended March 31,
(millions of dollars, except per common unit amounts)	2020	2019
Net income attributable to controlling interests	88	93
Net income attributable to the General Partner	(2)	(2)
Net income attributable to common units	86	91
Weighted average common units outstanding (millions) — basic and diluted	71.3	71.3
Net income per common unit — basic and diluted	$1.21	$1.28

NOTE 10    CASH DISTRIBUTIONS PAID TO COMMON UNITS
During the three months ended March 31, 2020 and 2019, the Partnership distributed $0.65 per common unit for a total distribution of $47 million each quarter. The total distribution paid includes our General Partner's share for its two percent general partner interest totaling $1 million. The General Partner did not receive any distributions in respect of its IDRs during the three months ended March 31, 2020 and 2019.

NOTE 11    CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Three months ended March 31,
(millions of dollars)	2020	2019
Change in accounts receivable and other (a)	3	7
Change in inventories	(1)	(1)
Change in other current assets	3	2
Change in accounts payable and accrued liabilities (a)	(3)	(4)
Change in accounts payable to affiliates	(2)	1
Change in accrued interest	9	8
Change in operating working capital	9	13

(a) Excludes certain non-cash items primarily related to capital accruals and credits.

NOTE 12    RELATED PARTY TRANSACTIONS
The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to conduct the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. For both the three months ended March 31, 2020 and 2019, total costs charged to the Partnership by the General Partner were $1 million.
As operator of our pipelines, except Iroquois and a certain portion of the PNGTS facilities, TC Energy’s subsidiaries provide capital and operating services to our pipeline systems. TC Energy’s subsidiaries incur costs on behalf of our pipeline systems, including, but not limited to, employee salary and benefit costs, and property and liability insurance costs. Iroquois does not receive any capital and operating services from TC Energy (Refer to Note 5, "Equity Investments").
Capital and operating costs charged to our pipeline systems, except for Iroquois, for the three months ended March 31, 2020 and 2019 by TC Energy’s subsidiaries and amounts payable to TC Energy’s subsidiaries at March 31, 2020 and December 31, 2019 are summarized in the following tables:

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2020	2019
Capital and operating costs charged by TC Energy’s subsidiaries to:
Great Lakes (a)	11	11
Northern Border (a)	10	9
GTN	12	10
Bison	—	1
North Baja	1	1
Tuscarora	1	1
PNGTS (a)	2	2
Impact on the Partnership’s income (b):
Great Lakes	4	5
Northern Border	4	4
GTN	8	8
Bison	—	1
North Baja	1	1
Tuscarora	1	1
PNGTS	1	1

(unaudited)
(millions of dollars)	March 31, 2020	December 31, 2019
Net amounts payable to TC Energy’s subsidiaries are as follows:
Great Lakes (a)	4	5
Northern Border (a)	3	4
GTN	5	5
Bison	—	—
North Baja	—	1
Tuscarora	—	—
PNGTS (a)	1	1
(a)Represents 100 percent of the costs.
(b)Represents the Partnership's proportionate share based ownership percentage of these pipelines.

Great Lakes
Great Lakes earns significant transportation revenues from TC Energy and its affiliates, some of which are provided at discounted rates and some at maximum recourse rates. For the three months ended March 31, 2020, Great Lakes earned 74 percent of its transportation revenues from TC Energy and its affiliates (March 31, 2019 - 73 percent).
At March 31, 2020, $18 million was included in Great Lakes’ receivables with regard to the transportation contracts with TC Energy and its affiliates (December 31, 2019 - $19 million).
In 2018, Great Lakes executed long-term transportation capacity contracts with its affiliate, ANR Pipeline Company (ANR) in anticipation of specific possible future needs. The original total contract value of these contracts was approximately $1.3 billion over a 15-year period. These contracts were subject to certain conditions and provisions, including a reduction option up to the full contract quantity if exercised up to certain date. During the first quarter of 2020, several amendments were made to these contracts and ANR exercised the right to terminate a significant portion of the contracts amounting to approximately $1.1 billion. The remaining maximum rate contract, which has a total capacity of approximately 168,000 Dth/Day and total contract value of $182 million over a term of 20 years, is expected to begin in late 2022. This contract, which has a full quantity reduction option at any time before October 1, 2022, is dependent on ANR being able to secure the required regulatory approvals and other requirements of the project associated with these volumes. The remaining unsubscribed capacity on Great Lakes will be available for contracting in response to developing marketing conditions.

PNGTS
In connection with the Portland XPress expansion project (PXP), which was designed to be phased in over a three year time period, PNGTS has entered into an arrangement with its affiliates regarding the construction of certain facilities on their systems that are required to fulfill future contracts on the PNGTS system. PXP Phases I and II were placed into service on November 1, 2018 and November 1, 2019, respectively. Phase III is anticipated to be in service on November 1, 2020. In the event the expansions are terminated prior to their in-service dates, PNGTS will be required to reimburse its affiliates for any costs incurred related to the development of their facilities. As a result of placing the TC Energy facilities associated with the Phase II volumes in service, PNGTS' obligation to reimburse these development costs has largely been fulfilled. PNGTS is currently obligated to reimburse costs incurred by TC Energy in relation to Phase III, which was approximately $1.5 million at March 31, 2020 and estimated to be approximately $8.6 million by November 1, 2020, when Phase III goes into service.

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
(b) Fair Value of Financial Instruments
The carrying value of "cash and cash equivalents", "accounts receivable and other", "accounts payable and accrued liabilities", "accounts payable to affiliates" and "accrued interest" approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The fair value of interest rate derivatives is calculated using the income approach, which uses period-end market rates and applies a discounted cash flow valuation model.
The Partnership has classified the fair value of natural gas imbalances as a Level 2 of the fair value hierarchy for fair value disclosure purposes, as the valuation approach includes quoted prices in the market index and observable volumes for the imbalance.
Long-term debt is recorded at amortized cost and classified as Level 2 of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified as Level 2 for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. The estimated fair value of the Partnership’s debt as at March 31, 2020 and December 31, 2019 was $1,967 million and $2,111 million, respectively.
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
At March 31, 2020, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $19 million (both on a gross and net basis) (December 31, 2019 - liability of $6 million), the net change of which is recognized in other comprehensive income. For the three months ended March 31, 2020, the net realized gain related to the interest rate swaps was nil and was included in "financial charges and other" (March 31, 2019 - gain of $1 million) (Refer to Note 15, "Financial Charges and Other').
The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the consolidated balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of March 31, 2020 and December 31, 2019.

NOTE 14    ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	March 31, 2020	December 31, 2019
Trade accounts receivable, net of allowance of nil	34	37
Imbalance receivable from affiliates	—	—
Other	3	6
	37	43

NOTE 15    FINANCIAL CHARGES AND OTHER

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2020	2019
Interest expense (a)	20	23
Net realized gain related to the interest rate swaps	—	(1)
Other income	(1)	—
	19	22

(a)	Includes amortization of debt issuance costs and discount costs.

NOTE 16    SUBSEQUENT EVENTS
Management of the Partnership has reviewed subsequent events through May 6, 2020, the date the consolidated financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.
On April 21, 2020, the board of directors of the General Partner declared the Partnership’s first quarter 2020 cash distribution in the amount of $0.65 per common unit payable on May 12, 2020 to unitholders of record as of May 1, 2020. The declared distribution totaled $47 million and is payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TC Energy as holder of 11,287,725 common units) and $1 million to the General Partner for its two percent general partner interest. The General Partner did not receive any distributions in respect of its IDRs for the first quarter of 2020.
Northern Border declared its March 2020 distribution of $16 million on April 7, 2020, of which the Partnership received its 50 percent share or $8 million on April 30, 2020.
Great Lakes declared its first quarter 2020 distribution of $46 million on April 15, 2020, of which the Partnership received its 46.45 percent share or $21 million on April 30, 2020.
Iroquois declared its first quarter 2020 distribution of $21 million on May 1, 2020, of which the Partnership will receive its 49.34 percent share or $11 million on June 29, 2020.
PNGTS declared its first quarter 2020 distribution of $16 million on April 7, 2020, of which $6 million was paid to its non-controlling interest owner on April 30, 2020.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our 2019 Annual Report.

RECENT BUSINESS DEVELOPMENTS
Current Outlook including the uncertainty surrounding the COVID-19 pandemic and global crude oil prices

On March 11, 2020, the WHO declared COVID-19, a global pandemic. Additionally, amid the COVID-19 crisis, the global oil market experienced a precipitous decline in the price for crude oil due to an oversupply of oil in the first quarter of 2020.

As primary operator of our pipelines, TC Energy’s business continuity plans were put in place across the organization and TC Energy continues to effectively operate our assets, conduct commercial activities and execute on projects with a focus on health, safety and reliability. At the current time, our business is broadly considered an essential or critical business in the United States given the important role our infrastructure plays in delivering energy to North American markets. We anticipate that changes to work practices and other restrictions put in place by government and health authorities in response to the COVID-19 pandemic will have an impact on certain projects. We generally believe this will not be material to our operations, but the long-term impact of the COVID-19 pandemic and associated effects is uncertain at this time.

Our pipeline assets are largely backed by long-term, take-or-pay contracts resulting in revenues that are materially insulated from short-term volatility associated with volume throughput and commodity prices. More importantly, a significant portion of our long-term contract revenue is with investment-grade customers and we have not experienced any collection issues on our receivables to date. Aside from the impact of maintenance activities and normal seasonal factors, to date we have not seen any pronounced changes in the utilization of our assets. While it is too early to ascertain any long-term impact that the COVID-19 pandemic or the oil price decline may have on our capital growth program, we note that we could experience a delay in construction and other related activities.

Capital market conditions in 2020 have been significantly impacted by the COVID-19 pandemic and the oil price decline resulting in periods of heightened volatility and reduced liquidity. Despite this, our liquidity remains strong underpinned by stable cashflow from operations, cash on hand and full access to our $500 million Senior Credit facility. Additionally, we expect to refinance GTN's $100 million Senior Notes due in June 2020 and Tuscarora's $23 million Unsecured Term Loan due in August 2020 together with additional funding to be used to finance a portion of GTN XPress and Tuscarora XPress. We continue to conservatively manage our financial position, self-fund our ongoing capital expenditures and maintain our debt at prudent levels and we believe we are well positioned to fund our obligations through a prolonged period of disruption, should it occur. Based on current expectations, we believe our business will continue to deliver consistent financial performance going forward and support our current quarterly distribution level of $0.65 per common unit.

Additional information regarding risks and impacts on our business can be found throughout this section, including Item 3- Quantitative and Qualitative disclosures about Market Risk and Part II-Item 1A- "Risk Factors".
Impairment considerations:
Consistent with GAAP, we evaluate our goodwill related to Tuscarora and North Baja for impairment at least annually and if any indicators of impairment are evident. Our long-lived assets and equity investments on Northern Border, Great Lakes and Iroquois, including intangible assets with finite useful lives, are evaluated whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
We believe the current state of the macroeconomic environment described above does not represent a permanent shift although it is difficult to predict the severity of the impact of these events or how long any disruptions are likely to continue. Additionally, the following factors were considered in our analysis specific to the Partnership:

•	the long-term natural gas price futures relevant to gas transported on our pipelines do not reflect material differences from what was forecast in 2019;

•	a significant amount of our pipeline assets’ revenue is tied to long-term take-or-pay, fixed price contracts which have a low correlation to short-term changes in demand;

•	we have not experienced any customer defaults to date and we have significant collateral supporting our contracts;

•
multiples and discount rate assumptions used in our quantitative models are reflective of our long-term outlook for our assets, in line with their underlying asset life, versus the shorter-term nature of the current situation; and

•
while we may experience a slowdown in some of our construction activities, our current growth projects are materially on track, and we do not anticipate any significant changes in outlook, delays or inability to proceed due to financing requirements.

As a result of these factors, at March 31, 2020, we believe no impairment exists on our goodwill, equity investments or long-lived assets. However, future adverse changes to our key considerations could change our conclusion.
Other notable Business Developments:
PNGTS’ Portland XPress Project- Phase I and II of this project are in service, and on March 5, 2020, FERC granted PNGTS’ request to begin construction of Phase III of the project. Construction activities are expected to ramp up during the second quarter and PXP is currently on track to be fully in service on November 1, 2020. Once fully in service, all three phases of PXP in aggregate are expected to generate approximately $50 million of annual revenue for PNGTS.

ANR Alberta XPress Project- On February 12, 2020, TC Energy approved the Alberta XPress project, an expansion project on its ANR Pipeline system with an estimated in-service date of 2022. This project utilizes existing capacity on our Great Lakes and TC Energy’s Canadian Mainline systems to connect growing natural gas supply from the WCSB to U.S. Gulf Coast LNG export markets. In 2018, Great Lakes entered into long-term transportation capacity contracts with ANR for approximately 900,000 Dth/day of aggregate capacity for a term of 15 years. In connection with the approval of the Alberta XPress project, such contracts have been reduced to provide for approximately 168,000 Dth/day of aggregate capacity for a term of 20 years at maximum rates for a total contract value of $182 million starting in 2022. The contract contains reduction options (i) at any time on or before October 1, 2022 for any reason and (ii) any time, if ANR is not able to secure the required regulatory approval related to its anticipated expansion projects. Please read Note 12 within Item 1. “Financial Statements” for information regarding Great Lakes and ANR.
Northern Border complaint - On March 31, 2020, BP Canada Energy Marketing Corp., Oasis Petroleum Marketing LLC and Tenaska Marketing Ventures (the “Alliance for Open Markets”) filed a complaint with FERC (Docket No. RP20-745-000) against Northern Border Pipeline Company alleging that Northern Border violated Sections 4 and 5 of the Natural Gas Act, FERC policy and other regulations by (i) failing to post capacity as available on a long-term basis before entering into a pre-arranged transaction for six agreements with ONEOK Rockies Midstream, L.L.C. and (ii) structuring the pre-arranged transactions open season in a manner that denied other shippers a meaningful opportunity to bid on the capacity. On April 2, 2020, ConocoPhillips Company, Shell Energy North America (US), L.P. and XTO Energy Inc. (the “Indicated Shippers”, together with the Alliance for Open Markets, the “Complainants”) filed a second complaint with FERC (Docket No. RP20-767-000) against Northern Border containing similar allegations regarding the prearranged transaction open season.  The Complainants have requested that FERC (x) unwind the six prearranged contracts, (y) require Northern Border to hold an open season for the capacity such that all interested parties are on equal footing and (z) direct Northern Border to cease from engaging in pre-arranged transactions where the unsubscribed capacity has not been publicly posted as generally available.
The prearranged contracts range in volume from 40,000 to 269,732 Dth/day for terms ranging from 10 months to 10 years, two of which begin June 1, 2020. Northern Border has filed a motion to consolidate the two complaint dockets and filed its answer to the complaints on May 1, 2020.

Cash Distributions
On April 21, 2020, the board of directors of our General Partner declared the Partnership’s first quarter 2020 cash distribution in the amount of $0.65 per common unit, payable on May 12, 2020 to unitholders of record as of May 1, 2020. The declared distribution totaled $47 million and was payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TC Energy as a holder of 11,287,725 common units) and $1 million to our General Partner for its two percent general partner interest.

HOW WE EVALUATE OUR OPERATIONS
We use certain non-GAAP financial measures that do not have any standardized meaning under GAAP as we believe they enhance the understanding of our operating performance.  We use the following non-GAAP measures:
EBITDA
We define EBITDA as our net income before deducting interest, depreciation and amortization and taxes. We use EBITDA as a proxy of our operating cash flow and current operating profitability.
Adjusted EBITDA
Adjusted EBITDA is our EBITDA, less (1) earnings from our equity investments, plus (2) distributions from our equity investments, and plus or minus (3) certain non-recurring items (if any) that are significant but not reflective of our underlying operations. We provide Adjusted EBITDA as an additional performance measure of the current operating profitability of our assets.
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

	Three months ended
(unaudited)	March 31,		$	%
(millions of dollars)	2020	2019	Change (a)	Change (a)
Transmission revenues	101	113	(12)	(11)
Equity earnings	55	54	1	2
Operating, maintenance and administrative costs	(23)	(25)	2	8
Depreciation	(20)	(20)	—	—
Financial charges and other	(19)	(22)	3	14
Net income before taxes	94	100	(6)	(6)

Income taxes (b)	—	—	—	—
Net income	94	100	(6)	(6)

Net income attributable to non-controlling interests	6	7	(1)	14
Net income attributable to controlling interests	88	93	(5)	(5)
(a)    Positive number represents a favorable change; bracketed or negative number represents an unfavorable change.
(b)    Rounds to less than a million

Three Months Ended March 31, 2020 compared to the Same Period in 2019
The Partnership’s net income attributable to controlling interests decreased by $5 million in the three months ended March 31, 2020 compared to the same period in 2019, mainly due to the following:
Transmission revenues - The $12 million decrease in transmission revenues was largely the result of the following:

•
lower revenue on GTN due to (i) its scheduled 6.6 percent rate decrease effective January 1, 2020, (ii) lower discretionary services sold due to moderate weather conditions in early 2020 compared to colder weather experienced in early 2019, and (iii) additional sales in 2019 related to regional supply constraints from a force majeure event experienced by a neighboring pipeline that were not repeated in 2020;

•	lower revenue on Tuscarora due to its scheduled 10.8 percent rate decrease effective August 1, 2019;

•
lower revenue from discretionary services sold by PNGTS in 2020 compared to 2019 due to more moderate weather conditions in early 2020, partially offset by new revenues from Westbrook XPress which went into service on November 1, 2019;

•	lower volume of discretionary services sold by North Baja; and

•	lower revenue on Bison as a result of the expiration of one of its legacy contracts at the end of January 2019.
Operation and maintenance expenses - The decrease in operation and maintenance expenses was primarily due to an overall net decrease in property taxes on Bison and PNGTS and an overall decrease in TC Energy's allocated costs related to personnel.
Financial charges and other - The $3 million decrease was primarily attributable to the $68 million reduction in our overall debt balance when compared to our debt balance at March 31, 2019. The reduction was the result of (a) a $50 million prepayment on our 2013 $500 million term loan facility during the second quarter of 2019; (b) a $35 million repayment of GTN's outstanding balance under its unsecured term loan facility during the second quarter of 2019; and (c) a $1 million scheduled payment on Tuscarora's unsecured term loan facility during the third quarter of 2019 offset by (d) $18 million of additional borrowings under PNGTS revolving credit facility.
Net income attributable to non-controlling interests - The $1 million decrease in the Partnership's net income attributable to non-controlling interests was due to the decrease in PNGTS' net income primarily as a result of its lower revenue offset by lower property taxes.

Net Income Attributable to Common Units and Net Income per Common Unit
As discussed in Note 9 within Item 1. “Financial Statements,” we will allocate a portion of the Partnership’s income to the Class B units after the annual threshold is exceeded which will effectively reduce the income allocable to the common units and net income per common unit. Beginning in 2020 and beyond, we expect the impact of the Class B distribution on our cashflows will be significantly lower compared to previous periods due to TC Energy's reduced share of GTN's distributable cashflows beginning at the end of March 2020 as part of the Class B agreement. Please also read Note 8 within Item 1. “Financial Statements,” for additional disclosures on the Class B units.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity and cash flows currently include distributions received from our equity investments, operating cash flows from our subsidiaries and our credit facilities. The Partnership funds its operating expenses, debt service and cash distributions (including those distributions made to TC Energy through our General Partner and as holder of all our Class B units) primarily from operating cash flow.
Overall Current Financial Condition
At March 31, 2020, the balance of our cash and cash equivalents of $134 million was higher than our position at December 31, 2019 by approximately $51 million and our overall long-term debt balance increased by approximately $7 million primarily as a result of the financing required during the period on PNGTS' PXP and Westbrook XPress projects.

We continue to be financially disciplined by using our available cash to fund ongoing capital expenditures and maintaining debt at prudent levels and we believe we are well positioned to fund our obligations through a prolonged period of disruption, should it occur.
We believe our (1) cash on hand, (2) operating cashflows, (3) $500 million available borrowing capacity on our Senior Credit Facility at May 6, 2020, and (4) if needed, and subject to customary lender's approval upon request, an additional $500 million capacity that is available under the Senior Credit Facility's accordion feature, are sufficient to fund our short-term liquidity requirements, including distributions to our unitholders, ongoing capital expenditures, required debt repayments and other financing needs such as capital contribution requests from our equity investments without the need to issue additional equity.

Our Pipeline Systems' Current Financial Condition

The Partnership's source of operating cashflows emanates from (1) operating cash generated by GTN, North Baja, Tuscarora, PNGTS and Bison, our consolidated subsidiaries, and (2) distributions received from our equity investments in Great Lakes, Northern Border and Iroquois.

Our pipeline systems’ principal sources of liquidity are cash generated from operating activities, long-term debt offerings, bank credit facilities and equity contributions from owners. Except as noted below, our pipeline systems are expected to fund operating expenses, capital expenditures, debt service and cash distributions to their owners primarily with operating cash flow.

•
Since the fourth quarter of 2010, Great Lakes has funded its debt repayments with cash calls to its owners. We contributed approximately $10 million in 2019 and expect our 2020 contribution to be the same.

•
In August 2019, the Partnership made an equity contribution to Iroquois of approximately $4 million. This amount represented the Partnership’s 49.34 percent share of a $7 million capital call from Iroquois to cover costs of regulatory approvals related to their ExC Project. In 2020, we expect to make an additional contribution of approximately $2 million to support the ExC Project.

•
Bison’s remaining contracts will continue to be in effect until January of 2021. In 2019, Bison generated revenues of $32 million and is expected to produce comparable results in 2020. We are continuing to explore alternative transportation-related options for Bison and we believe commercial potential exists to reverse the direction of natural gas flow on Bison for deliveries onto third party pipelines and ultimately connect into the Cheyenne hub. Notwithstanding the results of these commercial activities, Bison will continue to incur costs related to property tax and operating and maintenance costs of approximately $6 million per year.

Capital expenditures are funded by a variety of sources, as noted above. The ability of our pipeline systems to access the debt capital markets under reasonable terms depends upon their financial condition and prevailing market conditions

The Partnership’s pipeline systems monitor the creditworthiness of their customers and have credit provisions included in their tariffs which, although governed by FERC, allow them to request a certain amount of credit support as circumstances dictate.

Cash Flow Analysis for the Three months ended March 31, 2020 compared to Same Period in 2019

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2020	2019
Net cash provided by (used in):
Operating activities	131	135
Investing activities	(24)	(17)
Financing activities	(56)	(99)
Net increase in cash and cash equivalents	51	19
Cash and cash equivalents at beginning of the period	83	33
Cash and cash equivalents at end of the period	134	52

Operating Cash Flows
In the three months ended March 31, 2020, the Partnership's net cash provided by operating activities decreased by $4 million compared to the same period in 2019 primarily due to the net effect of:

•	lower net cash flow from operations of our consolidated subsidiaries primarily due to the decrease in their revenue as discussed previously in "Results of Operations" within Item 2;

•
the timing of receipt of Iroquois' third quarter 2019 distributions from its operating activities, which we would ordinarily have received during the fourth quarter of 2019 but was not received until early in the first quarter of 2020; and

•	the impact from amount and timing of operating working capital changes.
Investing Cash Flows
During the three months ended March 31, 2020, the cash used in our investing activities was higher by $7 million compared to the same period in 2019 primarily due to the net effect of:

•
the timing of receipt of Iroquois' third quarter 2019 distributions, a portion of which was considered a return of investment amounting to approximately $2.6 million, which we would ordinarily have received during the fourth quarter of 2019 but was not received until early in the first quarter of 2020; and

•	the higher capital maintenance expenditures on GTN for its overhaul projects together with continued capital spending on our GTN XPress, PXP and Westbrook XPress projects.
Financing Cash Flows
The Partnership's net cash used for financing activities was approximately $43 million lower in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the net effect of:

•	additional borrowings on PNGTS's Revolving Credit Facility of $6 million in 2020 to fund its PXP and Westbrook XPress projects compared to a net debt repayment of $32 million in 2019; and

•	$5 million decrease in distributions paid to Class B units in 2020 as compared to 2019.

Short-Term Cash Flow Outlook
Operating Cash Flow Outlook
Northern Border declared its March 2020 distribution of $16 million on April 7, 2020, of which the Partnership received its 50 percent share or $8 million. The distribution was paid on April 30, 2020.
Great Lakes declared its first quarter 2020 distribution of $46 million on April 15, 2020, of which the Partnership received its 46.45 percent share or $21 million. The distribution was paid on April 30, 2020.
Iroquois declared its first quarter 2020 distribution of $21 million on May 1, 2020, of which the Partnership will receive its 49.34 percent share or $11 million on June 29, 2020.
Investing Cash Flow Outlook

The Partnership made an equity contribution to Great Lakes of $5 million in the first quarter of 2020. This amount represents the Partnership’s 46.45 percent share of an $11 million cash call from Great Lakes to make a scheduled debt repayment. The Partnership expects to make an additional $5 million equity contribution to Great Lakes in the fourth quarter of 2020 to further fund debt repayments. This is consistent with prior years.
Our equity investee, Iroquois, has $3 million of scheduled debt repayments for the remainder of 2020. Iroquois’ debt repayments are expected to be funded through cash flow from operations.
Our consolidated entities have commitments of $29 million as of March 31, 2020 in connection with various maintenance and general plant projects.
We do not anticipate materially revising our expected growth and maintenance capital expenditures for 2020 from what was disclosed in our 2019 Annual Report. However, those estimates are subject to cost and timing adjustments due to weather, market conditions, permitting conditions and timing of regulatory permits, among other factors, as well as additional uncertainty presented by the COVID-19 pandemic. We expect to continue funding these projects from a combination of (1) cash from operations and (2) debt at both the asset and Partnership levels.

Financing Cash Flow Outlook
Distributions to unitholders
On April 21, 2020, the board of directors of our General Partner declared the Partnership’s first quarter 2020 cash distribution in the amount of $0.65 per common unit payable on May 12, 2020 to unitholders of record as of May 1, 2020. Please see Note 16 of the "Financial Statements" within Item 1 and “Recent Business Developments” within Item 2 for additional disclosures.
Debt refinancing:
The portion of our debt considered current on our balance sheet is expected to be refinanced as follows:

•	It is expected that GTN will refinance its maturing Unsecured Senior Notes together with additional financing to partially fund the capital costs for GTN XPress.

•
It is expected that Tuscarora will refinance its maturing Unsecured Term Loan through an extension of the existing facility including the potential to increase the size of the facility to include financing required for Tuscarora XPress.

Non-GAAP Financial Measures: EBITDA, Adjusted EBITDA and Distributable Cash Flow
EBITDA is an approximate measure of our operating cash flow during the current earnings period and reconciles directly to the most comparable measure of net income, which includes net income attributable to non-controlling interests, and earnings from our equity investments. It measures our net income before deducting interest, depreciation and amortization and taxes.
Adjusted EBITDA is our EBITDA, less (1) earnings from our equity investments, plus (2) distributions from our equity investment, and plus or minus (3) certain non-recurring items (if any) that are significant but not reflective of our underlying operations.
During the three months ended March 31, 2020, the Partnership revised its calculation of Adjusted EBITDA to include distributions from our equity investments, net of equity earnings from our investments as described above, which were previously excluded from such measure. The presentation of Adjusted EBITDA for the three months ended March 31, 2019 was recast to conform with the current presentation. The Partnership believes the revised presentation more closely aligns with similar non-GAAP measures presented by our peers and with the Partnership’s definitions of such measures.

Total distributable cash flow and distributable cash flow provide measures of distributable cash generated during the current earnings period and reconcile directly to the net income amounts presented.
Total distributable cash flow includes Adjusted EBITDA:
less:

•Allowance for funds used during construction (AFUDC);
•Interest expense;
•Current income taxes;
•Distributions to non-controlling interests; and

•	Maintenance capital expenditures from consolidated subsidiaries.
Distributable cash flow is computed net of distributions declared to the General Partner and any distributions allocable to Class B units. Distributions declared to the General Partner are based on its two percent interest plus, if applicable, an amount equal to incentive distributions. Distributions allocable to the Class B units in 2020 equal 30 percent of GTN’s distributable cash flow less $20 million, the residual of which is further multiplied by 43.75 percent and is further reduced by the Class B Reduction. Distributions allocable to the Class B units in 2019 equaled 30 percent of GTN’s distributable cash flow less $20 million and the Class B Reduction.
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

Reconciliations of Net Income to EBITDA, Adjusted EBITDA and Distributable Cash Flow

The following table represents a reconciliation of the non-GAAP financial measures of EBITDA, total distributable cash flow and distributable cash flow, to the most directly comparable GAAP financial measure of net income:

	Three months ended
(unaudited)	March 31,
(millions of dollars)	2020	2019
Net income	94	100
Add:
Interest expense (a)	20	22
Depreciation and amortization	20	20
Income taxes	—	—
EBITDA	134	142

Less:
Equity earnings:
Northern Border	(22)	(21)
Great Lakes	(20)	(20)
Iroquois	(13)	(13)
	(55)	(54)
Add:
Distributions from equity investments (b)
Northern Border	27	27
Great Lakes	21	23
Iroquois (c)	11	14
	59	64

Adjusted EBITDA	138	152

Less:
AFUDC equity	(1)	—
Interest expense (a)	(20)	(22)
Current income taxes	—	—
Distributions to non-controlling interest (d)	(6)	(7)
Maintenance capital expenditures (e)	(22)	(6)
	(49)	(35)

Total Distributable Cash Flow	89	117
General Partner distributions declared (f)	(1)	(1)
Distributions allocable to Class B units (g)	—	—
Distributable Cash Flow	88	116

(a)	Interest expense as presented includes net realized loss or gain related to the interest rate swaps.

(b)
Amounts are calculated in accordance with the cash distribution policies of each of our equity investments. Distributions from our equity investments represent our respective share of these entities’ quarterly distributable cash for the current reporting period.

(c)
This amount represents our proportional 49.34 percent share of the distribution declared by our equity investee, Iroquois, for the current reporting period. For the three months ended March 31, 2019, the amount includes our 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2.6 million (March 31, 2020- none).

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

(f)	No incentive distributions were declared to the General Partner for both the three months ended March 31, 2020 and 2019.

(g)
For the three months ended March 31, 2020 and 2019, no distributions were allocated to the Class B units. Please read Notes 8 and 9 within Item 1. “Financial Statements” for additional disclosures on the Class B units.

Three months ended March 31, 2020 Compared to Same Period in 2019
Our EBITDA was lower for the three months ended March 31, 2020 compared to the same period in 2019. The $8 million decrease was primarily due to lower revenue from consolidated subsidiaries as discussed in more detail under the “Results of Operations” section within Item 2.
Our Adjusted EBITDA was lower for the three months ended March 31, 2020 compared to the same period in 2019. The $14 million decrease was primarily due to:

•	lower revenue from consolidated subsidiaries as discussed in more detail under the “Results of Operations” section within Item 2; and

•	lower distribution from Iroquois as it satisfied its final surplus cash distribution of $2.6 million per quarter in the fourth quarter of 2019.
Our distributable cash flow decreased by $28 million in the three months ended March 31, 2020 compared to the same period in 2019 due to the net effect of:

•	lower Adjusted EBITDA;

•	higher maintenance capital expenditures at GTN as a result of increased spending on major equipment overhauls at several compressor stations and certain system upgrades; and

•	lower interest expense due to lower average debt balance during the three months ended March 31, 2020 compared to the same period in 2019.

Contractual Obligations
The Partnership’s Contractual Obligations
The Partnership’s contractual obligations as of March 31, 2020 included the following:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2020
TC PipeLines, LP
Senior Credit Facility due 2021	—	—	—	—	—	—
2013 Term Loan Facility due 2022	450	—	450	—	—	2.93%
4.65% Senior Notes due 2021	350	—	350	—	—	4.65%	(a)
4.375% Senior Notes due 2025	350	—	—	—	350	4.375%	(a)
3.90% Senior Notes due 2027	500	—	—	—	500	3.90%	(a)
GTN
5.29% Unsecured Senior Notes due 2020	100	100	—	—	—	5.29%	(a)
5.69% Unsecured Senior Notes due 2035	150	—	—	—	150	5.69%	(a)
PNGTS
Revolving Credit Facility due 2023	45	—	—	45	—	2.92%
Transportation by others	1	1	—	—	—
North Baja
Unsecured Term Loan due 2021	50	—	50	—	—	2.75%
Tuscarora
Unsecured Term Loan due 2020	23	23	—	—	—	2.80%
Partnership (TC PipeLines, LP and its subsidiaries)
Interest on Debt Obligations(b)	407	77	106	87	137
Operating Leases	3	1	1	—	1
Right of Way commitments	4	1	—	1	2
	2,433	203	957	133	1,140

(a)	Fixed interest rate.

(b)
Future interest payments on our fixed rate debt are based on scheduled maturities. Future interest payments on floating rate debt are estimated using debt levels and interest rates at March 31, 2020 and are therefore subject to change.

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivatives.
The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s debt at March 31, 2020 was $1,967 million.
Please read Note 7 within Item 1. “Financial Statements” for additional information regarding the Partnership’s debt.
Summary of Northern Border’s Contractual Obligations
Northern Border’s contractual obligations as of March 31, 2020 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2020
$200 million Credit Agreement due 2024	115	—	—	115	—	2.80%
7.50% Senior Notes due 2021	250	—	250	—	—	7.50%	(b)
Interest payments on debt (c)	47	22	20	5	—
Other commitments (d)	49	2	6	6	35
	461	24	276	126	35
(a)   Represents 100 percent of Northern Border’s debt obligations.
(b)   Fixed interest rate.
(c) Future interest payments on our fixed rate debt are based on scheduled maturities. Future interest payments on floating rate debt are estimated using debt levels and interest rates at March 31, 2020 and are therefore subject to change.
(d) Future minimum payments for office space and rights-of-way commitments.

As of March 31, 2020, $115 million was outstanding under Northern Border’s $200 million revolving credit agreement, leaving $85 million available for future borrowings. At March 31, 2020, Northern Border was in compliance with all of its financial covenants. If needed, and subject to customary lender's approval upon request, an additional $200 million of capacity is available under the Northern Border's revolving credit agreement accordion feature.
Northern Border has commitments of $12 million as of March 31, 2020 in connection with compressor station overhauls and other capital projects.
Summary of Great Lakes’ Contractual Obligations
Great Lakes’ contractual obligations as of March 31, 2020 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2020
9.09% series Senior Notes due 2020 to 2021	20	10	10	—	—	9.09%	(b)
6.95% series Senior Notes due 2020 to 2028	88	11	22	22	33	6.95%	(b)
8.08% series Senior Notes due 2021 to 2030	100	10	20	20	50	8.08%	(b)
Interest payments on debt (c)	75	16	25	17	17
Right of way commitments	1	—	—	—	1
	284	47	77	59	101
(a)   Represents 100 percent of Great Lakes’ debt obligations.
(b)   Fixed interest rate.
(c) Future interest payments on our fixed rate debt are based on scheduled maturities.

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $112 million of Great Lakes’ partners’ capital was restricted as to distributions as of March 31, 2020 (December 31, 2019 - $118 million). Great Lakes was in compliance with all of its financial covenants at March 31, 2020.
Great Lakes has commitments of $12 million as of March 31, 2020 in connection with pipeline integrity program spending, major overhaul projects, and right of way renewals.

Summary of Iroquois’ Contractual Obligations
Iroquois’ contractual obligations as of March 31, 2020 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Three Months Ended March 31, 2020
4.12% series Senior Notes due 2034	140	—	—	—	140	4.12%	(b)
4.07% series Senior Notes due 2030	150	—	—	—	150	4.07%	(c)
6.10% series Senior Notes due 2027	29	3	8	8	10	6.10%	(b)
Interest payments on debt (d)	156	14	27	26	89
Transportation by others (e)	9	1	1	2	5
Operating leases	5	1	1	1	2
Pension contributions (f)	1	1	—	—	—
	490	20	37	37	396
(a)  Represents 100 percent of Iroquois’ debt obligations.
(b)  Fixed interest rate.
(c) The refinancing agreement for 4.07% $150 million Senior Notes has a delay feature where Iroquois will not be paying any interest on the new 4.07% $150 million Senior Notes until the funds are drawn to repay the existing 4.84% $150 million Senior Notes in April 2020. Iroquois will continue to pay the current interest rate of 4.84 percent until April 2020 when interest rate of 4.07 percent becomes effective.
(d) Future interest payments on our fixed rate debt are based on scheduled maturities.
(e) Future rates are based on known rate levels at March 31, 2020 and are therefore subject to change.
(f) Pension contributions cannot be reasonably estimated by Iroquois.
Iroquois has commitments of $2 million as of March 31, 2020 related to procurement of materials on its expansion project.
Iroquois is restricted under the terms of its note purchase agreement from making cash distributions to its partners unless certain conditions are met, which remained unchanged with the refinancing transaction. Before a distribution can be made, the debt/capitalization ratio must be below 75 percent and the debt service coverage ratio must be at least 1.25 times for the four preceding quarters. At March 31, 2020, the debt/capitalization ratio was 52.1 percent and the debt service coverage ratio was 4.25 times; therefore, Iroquois was not restricted from making any cash distributions.

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
LIBOR, which is set to be phased out at the end of 2021, is used as a reference rate for certain of our financial instruments, including the Partnership’s term loans, revolving credit facilities and the interest rate swap agreements that we use to manage our interest rate exposure. We are reviewing how the LIBOR phase-out will affect the Partnership, including the possibility of a delay in adopting a new benchmark due to the uncertainty surrounding the COVID-19 pandemic, but we currently do not expect the impact to be material.
As of March 31, 2020, the Partnership’s interest rate exposure resulted from our floating rate on North Baja’s Unsecured Term Loan Facility, PNGTS’ Revolving Credit Facility and Tuscarora’s Unsecured Term Loan Facility, under which $118 million, or 6 percent, of our outstanding debt was subject to variability in LIBOR interest rates (December 31, 2019 - $112 million or 6 percent).
As of March 31, 2020, the variable interest rate exposure related to our 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 3.26 percent. If interest rates hypothetically increased (decreased) on these facilities by one percent (100 basis points), compared with rates in effect at March 31, 2020, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $1 million.
As of March 31, 2020, $115 million, or 32 percent, of Northern Border’s outstanding debt was at floating rates. If interest rates hypothetically increased (decreased) by one percent (100 basis points), compared with rates in effect at

March 31, 2020, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.
GTN’s Unsecured Senior Notes, Northern Border’s and Iroquois’ Senior Notes, and all of Great Lakes’ Notes represent fixed-rate debt, and are therefore not exposed to market risk due to floating interest rates. Interest rate risk does not apply to Bison, as Bison does not have any debt.
The Partnership and our pipeline systems use derivatives as part of our overall risk management policy to assist in managing exposures to market risk resulting from these activities within established policies and procedures. We do not enter into derivatives for speculative purposes. Derivative contracts used to manage market risk generally consist of the following:

•	Swaps - contractual agreements between two parties to exchange streams of payments over time according to specified terms.

•
Options - contractual agreements to convey the right, but not the obligation, for the purchaser to buy or sell a specific amount of a financial instrument at a fixed price, either at a fixed date or at any time within a specified period.

The Partnership and our pipeline systems enter into interest rate swaps and option agreements to mitigate the impact of changes in interest rates. For details regarding our current interest swaps and other agreements related to mitigation of impact on changes in interest rates, see Note 13 within Part I, Item 1. “Financial Statements,” which information is incorporated herein by reference.

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
The Partnership has exposure to counterparty credit risk in the following areas:

•	cash and cash equivalents;

•	accounts receivable and other receivables; and

•	the fair value of derivative assets

At March 31, 2020, we had no significant credit losses, no significant credit risk concentration and no significant amounts past due or impaired. As noted in our 2019 Annual Report, a significant portion of our long-term contract revenues are with customers who have an investment grade rating or who have provided guarantees from investment grade parties. Additionally, during the three months ended March 31, 2020 and at March 31, 2020, no customer accounted for more than 10 percent of either our consolidated revenue or accounts receivable.
The Partnership and our pipeline systems have significant credit exposure to financial institutions as they hold cash deposits and provide committed credit lines and critical liquidity in the interest rate derivative market, as well as letters of credit to mitigate exposures to non-credit worthy customers.
The Partnership closely monitors the creditworthiness of our counterparties, including financial institutions, reviews accounts receivable regularly and, if needed, records allowances for doubtful accounts using the specific identification method. However, we are not able to predict with certainty the extent to which our business could be impacted by the uncertainty surrounding the COVID-19 pandemic or the impact of low oil prices, including possible declines in our customers' creditworthiness.
The factors described above have been incorporated by the Partnership as part of the Measurement of credit losses on financial instruments accounting standard that became effective on January 1, 2020 as described in more detail under Note 3 within Item 1. “Financial Statements”. The Partnership believes the factors as described above are considered to have a negligible impact considering the portfolio of customers held by our pipeline assets.

LIQUIDITY RISK
Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. We manage our liquidity risk by continuously forecasting our cash flow on a regular basis to ensure we have adequate cash balances, cash flow from operations and credit facilities to meet our operating, financing and capital expenditure obligations when due, under both normal and stressed conditions. Please see "Liquidity and Capital Resources" within Item 2 for more information about our liquidity.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2020, there was no change in the Partnership’s internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are involved in various legal proceedings that arise in the ordinary course of business, as well as proceedings that we consider material under federal securities regulations. For additional information on other legal and environmental proceedings affecting the Partnership, please refer to Part 1 - Item 3 of the Partnership’s 2019 Annual Report and Part I-Other Recent Business Developments-Northern Border within Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 1A. Risk Factors
The following updated risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A. “Risk Factors,” in our 2019 Annual Report.

We face various risks and uncertainties beyond our control, such as recent public health concerns related to the COVID-19 pandemic, which could have a materially adverse impact on our business, financial condition and results of operation.
On March 11, 2020, the WHO declared COVID-19, a global pandemic. In addition, the recent spread of the COVID-19 virus across the globe has impacted financial markets and global economic activity. These impacts include supply chain disruptions, massive unemployment and a decrease in commercial and industrial activity around the world. The impact of the COVID-19 pandemic, compounded by the recent collapse in crude oil markets, has resulted in significant market disruption.
Our ability to access the debt market or borrowings under our debt agreements to fund our significant capital expenditures could be negatively impacted due to uncertainty in the current market environment. The COVID-19 pandemic could also lead to a general slowdown in construction activities related to our capital projects. However, there is no information available at this time that would allow us to quantify the impact such delay may have on the completion of our capital projects. Finally, if COVID-19 were to impact a location where we have a high concentration of business and resources, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to service our customers.

While we have not seen any material impact of the COVID-19 pandemic on our business to date, it is difficult to predict how significant the impact of the COVID-19 virus, including any responses to it, will be on the global economy and our business or for how long any disruptions are likely to continue. The extent of such impact will depend on future developments, which are highly uncertain, including new information which may emerge concerning the severity of the COVID-19 pandemic and additional actions which may be taken to contain the further spread of the COVID-19 virus. Even after the COVID-19 pandemic has subsided, our business may be adversely impacted by the economic downturn or a recession that has occurred or may occur in the future. The COVID-19 pandemic could also increase or trigger other risks discussed in our Annual Report on Form 10-K for the year-ended December 31, 2019, any of which could have a materially adverse impact on our business, financial condition and results of operation.

Prolonged low oil and natural gas prices could result in supply and demand imbalances that impact availability of natural gas for transportation on our pipeline systems.
In early March 2020, the market experienced a precipitous decline in crude oil prices in response to oil oversupply and demand concerns due to the economic impacts of the COVID-19 pandemic. Additionally, in April 2020, extreme shortages of transportation and storage capacity caused the NYMEX West Texas Intermediate oil futures price to go as low as approximately negative $37. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.
The COVID-19 pandemic and economic downturn could further negatively impact domestic and international demand for crude oil and natural gas and a prolonged period of low crude oil and natural gas prices would negatively impact exploration and development of new crude oil and natural gas supplies. In response to the sharp decline in oil and natural gas prices, many producers have announced cuts or suspension of exploration and production activities and some state regulators are considering mandating the proration of production of hydrocarbons. A drilling reduction could impact the availability of natural gas to be transported by our pipelines. Sustained low oil and natural gas prices could also impact shippers’ creditworthiness and their ability to meet their transportation service cost obligations. Such developments could have an adverse effect on our assets, liabilities, business, financial condition, results of operations and cash flow.

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
3.2
Conformed Copy of Fourth Amended and Restated Agreement of Limited Partnership of TC PipeLines, LP (incorporating Amendment No. 1, thereto, entered into on February 4, 2020 and effective as of December 31, 2018) (Incorporated by reference to Exhibit 3.2 to TC PipeLines, LP's Annual Report on Form 10-K for the year ended December 31, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Second Amended and Restated Transportation Service Agreement FT19214 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date February 27, 2020
99.2*	Third Amended and Restated Transportation Service Agreement FT19214 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date March 9, 2020
99.3*	Second Amended and Restated Transportation Service Agreement FT19215 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date November 1, 2021
99.4*	Third Amended and Restated Transportation Service Agreement FT19215 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date November 1, 2021
99.5*	Fourth Amended and Restated Transportation Service Agreement FT19215 between Great Lakes Gas Transmission Limited Partnership and ANR Pipeline Company, effective date November 1, 2021
101
The following materials from TC Pipelines, LP's Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Changes in Partners' Equity, and (vi) the Condensed Notes to Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May 2020.

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:	/s/ William C. Morris
William C. Morris
Vice President and Treasurer
TC PipeLines GP, Inc. (Principal Financial Officer)