Form 10-Q
period 2020-06-30
TC PIPELINES LP
filed 2020-08-05
CIK 1075607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Yes ☐                    No ☒
 As of August 4, 2020, there were 71,306,396 of the registrant’s common units outstanding

TC PIPELINES, LP

All amounts are stated in United States dollars unless otherwise indicated.

DEFINITIONS
 The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

2013 Term Loan Facility	TC PipeLines, LP’s term loan credit facility under a term loan agreement as amended, dated September 29, 2017
AFUDC	Allowance for funds used during construction
ANR	ANR Pipeline Company
ASC	Accounting Standards Codification
AOCI	Accumulated other comprehensive income
Bison	Bison Pipeline LLC
Class B Distribution	Annual distribution to TC Energy based on 30 percent of GTN’s annual distributions as follows: (i) 100 percent of distributions above $20 million through March 31, 2020; and (ii) 25 percent of distributions above $20 million thereafter
Class B Reduction	Approximately 35 percent reduction applied to the estimated annual Class B Distribution beginning in 2018, which is equivalent to the percentage by which distributions payable to the common units were reduced in 2018. The Class B Reduction will continue to apply for any particular calendar year until distributions payable in respect of common units for such calendar year equal or exceed $3.94 per common unit
COVID-19	Coronavirus 2019
DOT	U.S. Department of Transportation
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
ExC Project	Iroquois Enhancement by Compression project that involves upgrading its compressor stations along the pipeline and provides approximately 125,000 Dth/day of additional firm transportation service to meet current and future gas supply needs of utility customers
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
General Partner	TC PipeLines GP, Inc.
Great Lakes	Great Lakes Gas Transmission Limited Partnership
GTN	Gas Transmission Northwest LLC
GTN XPress	GTN’s project to both increase the reliability of existing transportation service on GTN and to provide for 250,000 Dth/day of incremental transportation volumes, primarily through facility replacements and additions of existing brownfield compression sites.

IDRs	Incentive Distribution Rights
Iroquois	Iroquois Gas Transmission System, L.P.
LIBOR	London Interbank Offered Rate
LNG	Liquified natural gas
MLP	Master Limited Partnership
North Baja	North Baja Pipeline, LLC
Northern Border	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
Our pipeline systems	Our ownership interests in GTN, Northern Border, Bison, Great Lakes, North Baja, Tuscarora, PNGTS and Iroquois
Partnership	TC PipeLines, LP including its subsidiaries, as applicable

Partnership Agreement	Fourth Amended and Restated Agreement of Limited Partnership of the Partnership
PHMSA	The Pipeline and Hazardous Materials Safety Administration
PNGTS	Portland Natural Gas Transmission System
PXP	Portland XPress Project
SEC	Securities and Exchange Commission
Senior Credit Facility	TC PipeLines, LP’s senior facility under revolving credit agreement as amended and restated, dated September 29, 2017
TC Energy	TC Energy Corporation
Tuscarora	Tuscarora Gas Transmission Company
Tuscarora XPress	Tuscarora's Expansion project to transport additional 15,000 Dth/Day of natural gas supplies through additional compression capability at Tuscarora's existing facility
U.S.	United States of America
WCSB	Western Canadian Sedimentary Basin
Westbrook XPress	Westbrook XPress Project of PNGTS that is part of a coordinated offering to transport incremental Western Canadian Sedimentary Basin natural gas supplies to the Northeast U.S. and Atlantic Canada markets through additional compression capability at an existing PNGTS facility
Wholly-owned subsidiaries	GTN, Bison, North Baja, and Tuscarora
WHO	World Health Organization

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
Factors that could cause actual results and our financial condition to differ materially from those contemplated in forward-looking statements include, but are not limited to:
•the ability of our pipeline systems to sell available capacity on favorable terms and renew expiring contracts which are affected by, among other factors:
▪demand for natural gas;
▪changes in relative cost structures and production levels of natural gas producing basins;
▪natural gas prices and regional differences;
▪weather conditions;
▪availability and location of natural gas supplies in Canada and the United States (U.S.) in relation to our pipeline systems;
▪competition from other pipeline systems;
▪natural gas storage levels;
▪rates and terms of service;
•the refusal or inability of our customers, shippers or counterparties to perform their contractual obligations with us, whether justified or not and whether due to financial constraints ( such as reduced creditworthiness, liquidity issues or insolvency), market constraints, legal constraints (including governmental orders or guidance), the exercise of contractual or common law rights that allegedly excuse their performance (such as force majeure or similar claims) or other factors;
•the outcome and frequency of rate proceedings or settlement negotiations on our pipeline systems;
•other potential changes in the taxation of master limited partnership (MLP) investments by state or federal governments such as the elimination of pass-through taxation or tax deferred distributions;
•increases in operational or compliance costs resulting from changes in laws and governmental regulations affecting our pipeline systems, particularly regulations issued by the Federal Energy Regulatory Commission (FERC), U.S. Environmental Protection Agency (EPA) and U.S. Department of Transportation (DOT);
•our ongoing ability to grow distributions through acquisitions, accretive expansions or other growth opportunities, including the timing, structure and closure of further potential acquisitions;
•potential conflicts of interest between TC PipeLines GP, Inc., our general partner (General Partner), TC Energy Corporation and us;
•failure of the Partnership or our pipeline systems to comply with debt covenants, some of which are beyond our control;
•the ability to maintain secure operation of our information technology including management of cybersecurity threats, acts of terrorism and related distractions;
•the implementation of future accounting changes and ultimate outcome of commitments and contingent liabilities, if any;
•the impact of any impairment charges;
•changes in political environment;
•operating hazards, casualty losses and other matters beyond our control;

•the overall increase in the allocated management and operational expenses to our pipeline systems for services performed by TC Energy Corporation;
•ability of our pipeline systems to renew rights-of-way at a reasonable cost;
•the level of our indebtedness (including the indebtedness of our pipeline systems), increases in interest rates, our level of operating cash flows and the availability of capital;
•the impact of a potential slowdown in construction activities or a delay in the completion of our capital projects including increases in costs and availability of labor, equipment and materials;
•the impact of downward changes in oil and natural gas prices, including any effects on the creditworthiness of our shippers or the availability of associated gas in low oil price environment;
•the impact of litigation and other opposition proceedings on our ability to begin work on projects and the potential impact of an ultimate court or administrative ruling to a project schedule or viability; and
•uncertainty surrounding the impact of global health crises that reduce commercial and economic activity, including the COVID-19 pandemic, on our business.
These are not the only factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statement. Other factors described elsewhere in this document, or factors that are unknown or unpredictable, could also have material adverse effects on future results. These and other risks are described in greater detail in Part II, Item 1A. “Risk Factors” of this report and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report) as filed with the Securities and Exchange Commission (SEC) on February 21, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. All forward-looking statements are made only as of the date made and except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect new information, subsequent events or other changes.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

TC PIPELINES, LP
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars, except per common unit amounts)	2020	2019	2020	2019
Transmission revenues	95	93	196	206
Equity earnings (Note 5)	29	30	84	84
Operation and maintenance expenses	(16)	(17)	(32)	(33)
Property taxes	(7)	(6)	(13)	(13)
General and administrative	(2)	(2)	(3)	(4)
Depreciation and amortization	(19)	(19)	(39)	(39)
Financial charges and other (Note 15)	(18)	(21)	(37)	(43)
Net income before taxes	62	58	156	158
Income taxes	(1)	(1)	(1)	(1)
Net income	61	57	155	157
Net income attributable to non-controlling interest	4	2	10	9
Net income attributable to controlling interests	57	55	145	148
Net income attributable to controlling interest allocation (Note 9)
Common units	56	54	142	145
General Partner	1	1	3	3
	57	55	145	148

Net income per common unit (Note 9) — basic and diluted	$0.78	$0.75	$1.99	$2.03
Weighted average common units outstanding — basic and diluted (millions)	71.3	71.3	71.3	71.3
Common units outstanding, end of period (millions)	71.3	71.3	71.3	71.3

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2020	2019	2020	2019
Net income	61	57	155	157
Other comprehensive income
Change in fair value of cash flow hedges (Note 13)	(2)	(9)	(15)	(14)
Reclassification to net income of (gains) and losses on cash flow hedges (Note 13)	2	1	2	1
Comprehensive income	61	49	142	144
Comprehensive income attributable to non-controlling interests	4	2	10	9
Comprehensive income attributable to controlling interests	57	47	132	135

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED BALANCE SHEETS

(unaudited)
(millions of dollars)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	215	83
Accounts receivable and other (Note 14)	34	43
Distribution receivable from Iroquois	—	14
Inventories	10	10
Other	3	6
	262	156
Equity investments (Note 5)	1,082	1,098
Property, plant and equipment (Net of $1,218 accumulated depreciation; 2019 - $1,187)	1,598	1,528
Goodwill	71	71
TOTAL ASSETS	3,013	2,853

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	49	28
Accounts payable to affiliates (Note 12)	6	8
Accrued interest	10	11
Current portion of long-term debt (Note 7)	350	123
	415	170
Long-term debt, net (Note 7)	1,762	1,880
Deferred state income taxes	6	7
Other liabilities	43	36
	2,226	2,093
Partners’ Equity
Common units	593	544
Class B units (Note 8)	95	103
General partner	15	14
Accumulated other comprehensive income (loss) (AOCI)	(18)	(5)
Controlling interests	685	656
Non-controlling interests	102	104
	787	760
TOTAL LIABILITIES AND PARTNERS’ EQUITY	3,013	2,853

Subsequent Events (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended
(unaudited)	June 30,
(millions of dollars)	2020	2019
Cash Generated from Operations
Net income	155	157
Depreciation and amortization	39	39
Amortization of debt issue costs reported as interest expense	1	1
Equity earnings from equity investments (Note 5)	(84)	(84)
Distributions received from operating activities of equity investments (Note 5)	115	112
Equity allowance for funds used during construction	(3)	(1)
Change in operating working capital (Note 11)	6	4
Other	(1)	—
	228	228
Investing Activities
Investment in Great Lakes (Note 5)	(5)	(5)
Distribution received from Iroquois as return of investment (Note 5)	5	5
Distribution received from Northern Border as return of investment (Note 5)	—	50
Capital expenditures	(87)	(29)
Customer advances for construction	(1)	1
	(88)	22
Financing Activities
Distributions paid to common units, including the General Partner (Note 10)	(95)	(95)
Distributions paid to Class B units (Note 8)	(8)	(13)
Distributions paid to non-controlling interests	(12)	(15)
Long-term debt issued, net of discount (Note 7)	207	20
Long-term debt repaid (Note 7)	(100)	(135)
	(8)	(238)
Increase in cash and cash equivalents	132	12
Cash and cash equivalents, beginning of period	83	33
Cash and cash equivalents, end of period	215	45

The accompanying notes are an integral part of these consolidated financial statements.

TC PIPELINES, LP
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY

	Limited Partners
	Common Units		Class B Units		General Partner	Accumulated Other Comprehensive Income (Loss) (a)	Non- Controlling Interest	Total Equity
(unaudited)	millions of units	millions of dollars	millions of units	millions of dollars	millions of dollars	millions of dollars	millions of dollars	millions of dollars
Partners’ Equity at December 31, 2019	71.3	544	1.9	103	14	(5)	104	760
Net income	—	142	—	—	3	—	10	155
Other comprehensive income (loss)	—	—	—	—	—	(13)	—	(13)
Distributions	—	(93)	—	(8)	(2)	—	(12)	(115)
Partners’ Equity at June 30, 2020	71.3	593	1.9	95	15	(18)	102	787

(a)Gain (loss) related to cash flow hedges reported in AOCI and expected to be reclassified to Net income in the next 12 months is estimated to be $(8) million. These estimates assume constant interest rates over time; however, the amounts reclassified will vary based on actual value of interest rates at the date of settlement.

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

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (GAAP) and amounts are stated in U.S. dollars. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full fiscal year.
The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our 2019 Annual Report. That report contains a more comprehensive summary of the Partnership’s significant accounting policies. In the opinion of management, the accompanying consolidated financial statements contain all of the appropriate adjustments, which are normally recurring adjustments unless otherwise noted, and considered necessary to present fairly the financial position of the Partnership, the results of operations and cash flows for the respective periods. Our significant accounting policies are consistent with those disclosed in our 2019 Annual Report, except those that became effective in 2020 as described in full under Note 3, "Accounting Pronouncements."
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

Reference rate reform
In March 2020, in response to the expected cessation of LIBOR, the FASB issued new optional guidance that eases the potential burden of accounting for reference rate reform. The new guidance provides optional expedients for contracts and hedging relationships that are affected by reference rate reform, if certain criteria are met. Each of the expedients can be applied as of January 1, 2020 through December 31, 2022. For eligible hedging relationships existing as of January 1, 2020 and prospectively, the Partnership has applied the optional expedient allowing an entity to assume that the hedged forecasted transaction in a cash flow hedge is probable of occurring. As reference rate reform is still an ongoing process, the Partnership will continue to evaluate the timing and potential impact of adoption of other optional expedients when deemed necessary.

NOTE 4    GOODWILL
Under U.S. GAAP, we evaluate our goodwill related to Tuscarora and North Baja for impairment at least annually and if any indicators of impairment are evident.
In 2019, based on our analysis of Tuscarora and North Baja’s current market conditions, we believed there was a greater than 50 percent likelihood that Tuscarora and North Baja’s estimated fair value exceeded their carrying value. As a result, at December 31, 2019, we did not identify an impairment on the $71 million of goodwill related to the Tuscarora ($23 million) and North Baja ($48 million) reporting units.
On March 11, 2020, the World Health Organization (WHO) declared COVID-19 a global pandemic. While there are continuing concerns around the decline in energy demand related to the pandemic, we believe the current state of the macroeconomic environment does not represent a permanent shift. However, it is still difficult to predict with any certainty the severity of the impact of these events or how long any disruptions are likely to continue.
The following additional factors were considered in our analysis specific to the Partnership's Tuscarora and North Baja reporting units:
•the long-term natural gas price futures relevant to gas transported on Tuscarora and North Baja do not reflect material differences from what was forecast in 2019;
•at least 90 percent of Tuscarora's and North Baja's revenue is tied to long-term take-or-pay, fixed-price contracts which have a low correlation to short-term changes in demand;
•Tuscarora and North Baja have not experienced any material customer defaults to date and have significant collateral in support of their contracts;
•multiples and discount rate assumptions used in our quantitative model are reflective of the long-term outlook for Tuscarora and North Baja, in line with their underlying asset lives, versus the shorter-term nature of the current situation;

•Tuscarora's expansion project, Tuscarora XPress, is materially on track, and we do not anticipate any significant changes in outlook or delay or inability to proceed due to financing requirements; and
•Tuscarora and North Baja's businesses are broadly considered essential in the United States given the important role their infrastructures play in delivering energy to the market areas they serve.

As a result of these factors, we concluded during our first quarter 2020 analysis that there was a greater than 50 percent likelihood that both Tuscarora’s and North Baja’s estimated fair values would continue to exceed their carrying values. Therefore, no impairment exists on our goodwill. While the issues described above persist in the current quarter, we continue to believe these conditions remain temporary and are not aware of any other conditions or triggering events in the second quarter that would require us to change the conclusion reached during the first quarter. Adverse changes to our key considerations could,however, result in future impairments on our goodwill.

NOTE 5    EQUITY INVESTMENTS
The Partnership has equity interests in Northern Border, Great Lakes and Iroquois. The pipeline systems owned by these entities are regulated by the Federal Energy Regulatory Commission (FERC). The Northern Border and Great Lakes pipeline systems are operated by subsidiaries of TC Energy. The Iroquois pipeline system is operated by Iroquois Pipeline Operating Company, a wholly owned subsidiary of Iroquois. The Partnership uses the equity method of accounting for its interests in its equity investees.

	Ownership	Equity Earnings				Equity Investments
	Interest at	Three months ended		Six months ended
(unaudited)	June 30,	June 30,		June 30,		June 30,	December 31,
(millions of dollars)	2020	2020	2019	2020	2019	2020	2019
Northern Border	50.00%	13	14	35	35	412	422
Great Lakes	46.45%	9	9	29	29	489	491
Iroquois	49.34%	7	7	20	20	181	185
		29	30	84	84	1,082	1,098
Distributions from Equity Investments
Distributions received from equity investments in the three and six months ended June 30, 2020 totaled $49 million and $120 million, respectively (June 30, 2019 - $108 million and $167 million, respectively ).
During the six months ended June 30, 2020, $5 million of the total $120 million distributions received from equity investments (June 30, 2019 - $55 million), was considered return of capital and included in "Investing Activities" in the Partnership’s consolidated statement of cash flows. The return of capital was related to our investment in Iroquois (see further discussion below).
Northern Border
During the three and six months ended June 30, 2020, the Partnership received distributions from Northern Border amounting to $18 million and $45 million, respectively (June 30, 2019 - $72 million and $100 million, respectively).
The Partnership did not have undistributed earnings from Northern Border for the three and six months ended June 30, 2020 and 2019.
The summarized financial information provided to us by Northern Border is as follows:

(unaudited)
(millions of dollars)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	17	21
Other current assets	38	37
Property, plant and equipment, net	978	989
Other assets	12	12
	1,045	1,059
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	42	42
Deferred credits and other	41	39
Long-term debt, net (a)	369	364
Partners’ equity
Partners’ capital	594	615
Accumulated other comprehensive loss	(1)	(1)
	1,045	1,059

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2020	2019	2020	2019
Transmission revenues	66	67	149	148
Operating expenses	(19)	(20)	(39)	(40)
Depreciation	(16)	(16)	(31)	(31)
Financial charges and other	(5)	(4)	(9)	(8)
Net income	26	27	70	69
(a)  No current maturities as of June 30, 2020 and December 31, 2019. At June 30, 2020, Northern Border was in compliance with all its financial covenants.
Great Lakes, a variable interest entity
The Partnership is considered to have a variable interest in Great Lakes, which is accounted for as an equity investment as we are not its primary beneficiary. A variable interest entity is a legal entity that either does not have sufficient equity at risk to finance its activities without additional subordinated financial support, is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains or losses of the entity.
The Partnership made an equity contribution to Great Lakes of $5 million during the six months ended June 30, 2020 (June 30, 2019 - $5 million). This amount represents the Partnership’s 46.45 percent share of an $11 million cash call from Great Lakes to make a scheduled debt repayment.
During the three and six months ended June 30, 2020, the Partnership received distributions from Great Lakes amounting to $21 million and $37 million, respectively (June 30, 2019 - $23 million and $39 million, respectively).
The Partnership did not have undistributed earnings from Great Lakes for the three and six months ended June 30, 2020 and 2019.

The summarized financial information provided to us by Great Lakes is as follows:

(unaudited)
(millions of dollars)	June 30, 2020	December 31, 2019
ASSETS
Current assets	58	72
Property, plant and equipment, net	684	685
	742	757
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	34	33
Net long-term debt, including current maturities (a)	208	219
Other long term liabilities	7	6
Partners’ equity	493	499
	742	757

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2020	2019	2020	2019
Transmission revenues	50	51	122	123
Operating expenses	(19)	(19)	(35)	(35)
Depreciation	(8)	(8)	(16)	(16)
Financial charges and other	(3)	(5)	(7)	(9)
Net income	20	19	64	63
(a)  Includes current maturities of $31 million as of June 30, 2020 (December 31, 2019 - $21 million). At June 30, 2020, Great Lakes was in compliance with all its financial covenants.
Iroquois
During the three and six months ended June 30, 2020, the Partnership received distributions from Iroquois amounting to $10 million and $38 million, respectively (June 30, 2019 - $14 million and $28 million, respectively), which includes the Partnership’s 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately nil and $5.2 million, respectively. (June 30, 2019 - $2.6 million and $5.2 million, respectively). The unrestricted cash did not represent a distribution of Iroquois’ cash from operations during the period and therefore it was reported as a return of investment in the Partnership’s consolidated statement of cash flows.
The Partnership did not have undistributed earnings from Iroquois for the three and six months ended June 30, 2020 and 2019.
The summarized financial information provided to us by Iroquois is as follows:

(unaudited)
(millions of dollars)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	35	43
Other current assets	72	36
Property, plant and equipment, net	513	570
Other assets	19	16
	639	665
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	14	34
Long-term debt, net (a)	316	317
Other non-current liabilities	22	20
Partners’ equity	287	294
	639	665

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2020	2019	2020	2019
Transmission revenues	41	40	93	92
Operating expenses	(14)	(13)	(29)	(28)
Depreciation	(7)	(8)	(15)	(15)
Financial charges and other	(6)	(4)	(9)	(7)
Net income	14	15	40	42
(a)   Includes current maturities of $4 million as of June 30, 2020 (December 31, 2019 - $3 million). At June 30, 2020, Iroquois was in compliance with all of its financial covenants.

NOTE 6    REVENUES
Disaggregation of Revenues
For the three and six months ended June 30, 2020 and 2019, effectively all of the Partnership’s revenues were from capacity arrangements and transportation contracts with customers as discussed in more detail below.
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
The Partnership's pipeline systems are subject to FERC regulations and, as a result, a portion of revenues collected may be subject to refund if invoiced during an interim period when a rate proceeding is ongoing. Allowances for these potential refunds are recognized using management's best estimate based on the facts and circumstances of the proceeding. Any allowances that are recognized during the proceeding process are refunded or retained, as applicable, at the time a regulatory decision becomes final. As of June 30, 2020, the Partnership does not have any outstanding refund obligations related to any rate proceedings. Revenues are invoiced and paid on a monthly basis. The Partnership’s pipeline systems do not take ownership of the natural gas that is transported for customers. Revenues from contracts with customers are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
Contract Balances
All of the Partnership’s contract balances pertain to receivables from contracts with customers amounting to $32 million at June 30, 2020 (December 31, 2019 - $37 million) and are recorded as trade accounts receivable and reported as "Accounts receivable and other" in the Partnership’s consolidated balance sheet (Refer to Note 14, "Accounts Receivable and Other").
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

NOTE 7    DEBT AND CREDIT FACILITIES

(unaudited) (millions of dollars)	June 30, 2020	Weighted Average Interest Rate for the Six Months Ended June 30, 2020		December 31, 2019	Weighted Average Interest Rate for the Year Ended December 31, 2019
TC PipeLines, LP
Senior Credit Facility due 2021	—	—		—	—
2013 Term Loan Facility due 2022	450	2.34%		450	3.52%
4.65% Unsecured Senior Notes due 2021	350	4.65%	(a)	350	4.65%	(a)
4.375% Unsecured Senior Notes due 2025	350	4.375%	(a)	350	4.375%	(a)
3.90% Unsecured Senior Notes due 2027	500	3.90%	(a)	500	3.90%	(a)

GTN
3.12% Series A Senior Notes due 2030	175	3.12%	(a)	—	—
5.29% Unsecured Senior Notes due 2020	—	—	(a)	100	5.29%	(a)
5.69% Unsecured Senior Notes due 2035	150	5.69%	(a)	150	5.69%	(a)

PNGTS
Revolving Credit Facility due 2023	71	2.36%		39	3.47%

Tuscarora
Unsecured Term Loan due 2021	23	2.22%		23	3.39%

North Baja
Unsecured Term Loan due 2021	50	2.17%		50	3.34%
	2,119			2,012
Less: unamortized debt issuance costs and debt discount	7			9
Less: current portion (b)	350			123
	1,762			1,880
(a)       Fixed interest rate
(b)       At June 30, 2020, this amount included TC PipeLines, LP's $350 million 4.65% Unsecured Senior Notes due in June 2021. At December 31, 2019, this amount included GTN's $100 million 5.29% Unsecured Senior Notes due in June 2020 and Tuscarora's $23 million Unsecured Term Loan that was due in August 2020.

TC PipeLines, LP
The Partnership’s senior facility under revolving credit agreement as amended and restated, dated September 29, 2017 (Senior Credit Facility) consists of a $500 million senior revolving credit facility with a banking syndicate, maturing November 10, 2021. In March 2019, the Partnership repaid all amounts outstanding under its Senior Credit Facility and there was no outstanding balance at either June 30, 2020 or December 31, 2019.
As of June 30, 2020, the variable interest rate exposure related to the term loan facility under a term loan agreement, as amended, dated September 29, 2017 (2013 Term Loan Facility) was hedged using interest rate swaps at an average rate of 3.26 percent (December 31, 2019 - 3.26 percent). Prior to hedging activities, the London Interbank Offered Rate based (LIBOR) interest rate on the 2013 Term Loan Facility was 1.42 percent at June 30, 2020 (December 31, 2019 - 2.94 percent).
The Senior Credit Facility and the 2013 Term Loan Facility require the Partnership to maintain a debt to adjusted cash flow leverage ratio of no greater than 5.00 to 1.00 for each fiscal quarter, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions have been executed, in which case the leverage ratio is to be no greater than 5.50 to 1.00. The leverage ratio was 3.90 to 1.00 as of June 30, 2020.

GTN
On June 1, 2020, GTN’s $100 million 5.29% Unsecured Senior Notes became due and were refinanced through a Note Purchase and Private Shelf Agreement whereby GTN issued $175 million of 10-year Series A Senior Notes with a coupon of 3.12% per annum and entered into a 3-year private shelf agreement for an additional $75 million of Senior Notes (Private Shelf Facility). The new Series A Senior Notes do not require any principal payments until maturity on June 1, 2030. Proceeds from the Series A Senior Note issuance were used to repay the outstanding balance of the 5.29% Unsecured Senior Notes and the remaining proceeds will be used to fund the GTN XPress capital expenditures for the balance of 2020. GTN expects to draw the remaining $75 million available under the Private Shelf Facility by the end of 2023, the estimated completion date of GTN XPress. The Private Shelf Agreement and the Unsecured Senior Notes contain a covenant that limits total debt to no greater than 65 percent and 70 percent of GTN’s total capitalization, respectively. GTN’s total debt to total capitalization ratio at June 30, 2020 was 44.5 percent.

PNGTS
PNGTS’ $125 million Revolving Credit Facility requires PNGTS to maintain a leverage ratio of no greater than 5.00 to 1.00. The leverage ratio was 1.15 to 1.00 as of June 30, 2020. During the six months ended June 30, 2020, PNGTS borrowed an additional $32 million on its Revolving Credit Facility to fund its expansion projects.
The LIBOR-based interest rate applicable to PNGTS’s Revolving Credit Facility was 1.42 percent at June 30, 2020 (December 31, 2019 - 2.99 percent).

Tuscarora
Tuscarora’s $23 million variable rate Unsecured Term Loan due August 21, 2020 (Unsecured Term Loan) contains a covenant that requires Tuscarora to maintain a debt service coverage ratio (cash available from operations divided by the sum of interest expense and principal payments) of greater than or equal to 3.00 to 1.00. As of June 30, 2020, the ratio was 9.14 to 1.00.
The LIBOR-based interest rate applicable to Tuscarora’s Unsecured Term Loan Facility was 1.30 percent at June 30, 2020 (December 31, 2019 - 2.82 percent).
On July 23, 2020, Tuscarora's Unsecured Term Loan was amended to extend the maturity date to August 20, 2021 under generally the same terms.
North Baja
North Baja’s $50 million Term Loan Facility contains a covenant that limits total debt to no greater than 70 percent of North Baja’s total capitalization. North Baja’s total debt to total capitalization ratio at June 30, 2020 was 40.50 percent.
The LIBOR-based interest rate applicable to North Baja’s Term Loan Facility was 1.25 percent at June 30, 2020 (December 31, 2019 - 2.77 percent).

Partnership
At June 30, 2020, the Partnership was in compliance with all terms and conditions including its financial covenants and its other covenants including restrictions on entering into mergers, consolidations and sales of assets, granting of liens, material amendments to the Fourth Amended and Restated Agreement of Limited Partnership, as amended to date (Partnership Agreement), incurring additional debt and distributions to unitholders.
The principal repayments required of the Partnership on its debt are as follows:

(unaudited)
(millions of dollars)	Principal Payments
2020	—
2021	423
2022	450
2023	71
2024	—
Thereafter	1,175
2,119

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
For the year ending December 31, 2020, the Class B units’ equity account will be increased by the Class B Distribution, less the Class B Reduction, until such amount is declared for distribution and paid in the first quarter of 2021. During the six months ended June 30, 2020, the 2020 annual Class B Distribution threshold was not exceeded.
For the year ended December 31, 2019, the Class B Distribution was $8 million and was declared and paid in the first quarter of 2020.

NOTE 9    NET INCOME PER COMMON UNIT
Net income per common unit is computed by dividing net income attributable to controlling interests, after deduction of amounts attributable to TC PipeLines GP., Inc. (General Partner) and Class B units, by the weighted average number of common units outstanding.
The amount allocable to the General Partner equals an amount based upon the General Partner’s two percent general partner interest, plus an amount equal to incentive distributions. Incentive distributions are paid to the General Partner if quarterly cash distributions on the common units exceed levels specified in the Partnership Agreement.
The amount allocable to the Class B units in 2020 will equal 30 percent of GTN’s distributable cash flow during the year ending December 31, 2020 less $20 million, the residual of which is further multiplied by 43.75 percent. This amount is further reduced by the estimated Class B Reduction for 2020, an approximately 35 percent reduction applied to the estimated annual Class B Distribution (December 31, 2019 - $20 million less Class B Reduction). During the three and six months ended June 30, 2020 and 2019, no amounts were allocated to the Class B units as the annual threshold was not exceeded.
Net income per common unit was determined as follows:

(unaudited)	Three months ended June 30,		Six months ended June 30,
(millions of dollars, except per common unit amounts)	2020	2019	2020	2019
Net income attributable to controlling interests	57	55	145	148
Net income attributable to the General Partner	(1)	(1)	(3)	(3)
Net income attributable to common units	56	54	142	145
Weighted average common units outstanding (millions) — basic and diluted	71.3	71.3	71.3	71.3
Net income per common unit — basic and diluted	$0.78	$0.75	$1.99	$2.03

NOTE 10    CASH DISTRIBUTIONS PAID TO COMMON UNITS
During both the three and six months ended June 30, 2020 and 2019, the Partnership distributed $0.65 and $1.30 per common unit, respectively for a total distribution of $47 million and $95 million, respectively. The total distribution paid includes our General Partner's share for its two percent general partner interest for both the three and six months ended June 30, 2020 and 2019 totaling $1 million and $2 million,respectively. The General Partner did not receive any distributions in respect of its Incentive Distribution Rights (IDRs) in either of the three or six months ended June 30, 2020 and 2019.

NOTE 11    CHANGE IN OPERATING WORKING CAPITAL

(unaudited)	Six months ended June 30,
(millions of dollars)	2020	2019
Change in accounts receivable and other (a)	6	15
Change in inventories	—	(1)
Change in other current assets	3	3
Change in accounts payable and accrued liabilities (a)	—	(12)
Change in accounts payable to affiliates	(2)	—
Change in accrued interest	(1)	(1)
Change in operating working capital	6	4
(a) Excludes certain non-cash items primarily related to capital accruals and credits.

NOTE 12    RELATED PARTY TRANSACTIONS
The Partnership does not have any employees. The management and operating functions are provided by the General Partner. The General Partner does not receive a management fee in connection with its management of the Partnership. The Partnership reimburses the General Partner for all costs of services provided, including the costs of employee, officer and director compensation and benefits, and all other expenses necessary or appropriate to conduct the business of, and allocable to, the Partnership. Such costs include (i) overhead costs (such as office space and equipment) and (ii) out-of-pocket expenses related to the provision of such services. The Partnership Agreement provides that the General Partner will determine the costs that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. For both the three and six months ended June 30, 2020 and 2019, total costs charged to the Partnership by the General Partner were $1 million and $2 million, respectively.
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
Capital and operating costs charged to our pipeline systems, except for Iroquois, for the three and six months ended June 30, 2020 and 2019 by TC Energy’s subsidiaries and amounts payable to TC Energy’s subsidiaries at June 30, 2020 and December 31, 2019 are summarized in the following tables:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2020	2019	2020	2019
Capital and operating costs charged by TC Energy’s subsidiaries to:
Great Lakes (a)	11	12	22	23
Northern Border (a)	10	10	20	19
GTN	12	11	24	21
Bison	1	—	1	1
North Baja	1	2	2	3
Tuscarora	1	1	2	2
PNGTS (a)	1	1	3	3
Impact on the Partnership’s income (b):
Great Lakes	5	5	9	10
Northern Border	4	5	8	9
GTN	7	8	15	16
Bison	1	—	1	1
North Baja	1	1	2	2
Tuscarora	1	1	2	2
PNGTS	1	1	2	2

(unaudited)
(millions of dollars)	June 30, 2020	December 31, 2019
Net amounts payable to TC Energy’s subsidiaries are as follows:
Great Lakes (a)	4	5
Northern Border (a)	4	4
GTN	4	5
Bison	—	—
North Baja	—	1
Tuscarora	—	—
PNGTS (a)	1	1
(a)Represents 100 percent of the costs.
(b)Represents the Partnership's proportionate share based ownership percentage of these pipelines.

Great Lakes
Great Lakes earns significant transportation revenues from TC Energy and its affiliates, some of which are provided at discounted rates and some at maximum recourse rates. For the three and six months ended June 30, 2020, Great Lakes earned 75 percent and 74 percent, respectively of its transportation revenues from TC Energy and its affiliates (June 30, 2019 - 73 percent for both periods).
At June 30, 2020, $13 million was included in Great Lakes’ receivables with regard to the transportation contracts with TC Energy and its affiliates (December 31, 2019 - $19 million).
In 2018, Great Lakes executed long-term transportation capacity contracts with its affiliate, ANR Pipeline Company (ANR) in anticipation of specific possible future needs. The original total contract value of these contracts was approximately $1.3 billion over a 15-year period. These contracts were subject to certain conditions and provisions, including a reduction option up to the full contract quantity if exercised up to a certain date. During the first quarter of 2020, several amendments were made to these contracts and ANR exercised the right to terminate a significant portion of the contracts amounting to approximately $1.1 billion. The remaining maximum rate contract, which has a total capacity of approximately 168,000 Dth/Day and total contract value of $182 million over a term of 20 years, is expected to begin in late 2022. This contract, which has a full quantity reduction option at any time before October 1, 2022, is dependent on ANR being able to secure the required regulatory approvals and other requirements of the project associated with these volumes. Any remaining unsubscribed capacity on Great Lakes will be available for contracting in response to developing marketing conditions.

PNGTS
In connection with the Portland XPress expansion project (PXP), which was designed to be phased in over a three year time period, PNGTS has entered into an arrangement with affiliates regarding the construction of certain facilities on their systems that are required to fulfill future contracts on the PNGTS system. PXP Phases I and II were placed into service on November 1, 2018 and November 1, 2019, respectively. Phase III is anticipated to be in service on November 1, 2020. In the event the expansions are terminated prior to their in-service dates, PNGTS will be required to reimburse its affiliates for any costs incurred related to the development of their facilities. As a result of placing the TC Energy facilities associated with the Phase II volumes in service, PNGTS' obligation for Phase II costs has been extinguished. PNGTS' remaining potential obligation to reimburse costs incurred by TC Energy in relation to Phase III, which was approximately $3.8 million at June 30, 2020 and estimated to be approximately $9.1 million by November 1, 2020, will be terminated when Phase III goes into service.

NOTE 13    FAIR VALUE MEASUREMENTS
(a) Fair Value Hierarchy
Under Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, fair value measurements are characterized in one of three levels based upon the inputs used to arrive at the measurement. The three levels of the fair value hierarchy are as follows:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 inputs are unobservable inputs for the asset or liability.
When appropriate, valuations are adjusted for various factors including credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.
(b) Fair Value of Financial Instruments
The carrying value of "cash and cash equivalents,""accounts receivable and other,""accounts payable and accrued liabilities,""accounts payable to affiliates" and "accrued interest" approximate their fair values because of the short maturity or duration of these instruments, or because the instruments bear a variable rate of interest or a rate that approximates current rates. The fair value of the Partnership’s debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The fair value of interest rate derivatives is calculated using the income approach, which uses period-end market rates and applies a discounted cash flow valuation model.
The Partnership has classified the fair value of natural gas imbalances as a Level 2 of the fair value hierarchy for fair value disclosure purposes, as the valuation approach includes quoted prices in the market index and observable volumes for the imbalance.
Long-term debt is recorded at amortized cost and classified as Level 2 of the fair value hierarchy for fair value disclosure purposes. Interest rate derivative assets and liabilities are classified as Level 2 for all periods presented where the fair value is determined by using valuation techniques that refer to observable market data or estimated market prices. The estimated fair value of the Partnership’s debt as at June 30, 2020 and December 31, 2019 was $2,223 million and $2,111 million, respectively.
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
The Partnership’s interest rate swaps mature on October 2, 2022. The interest rate swaps were structured such that the cash flows of the derivative instruments match the variable rate of interest on the 2013 Term Loan Facility. The fixed weighted average interest rate on these instruments is 3.26 percent.
At June 30, 2020, the fair value of the interest rate swaps accounted for as cash flow hedges was a liability of $19 million (both on a gross and net basis) (December 31, 2019 - liability of $6 million), the net change of which is recognized in other comprehensive income. For both the three and six months ended June 30, 2020, the net realized loss related to the interest rate swaps was $2 million and was included in "financial charges and other" (June 30, 2019 - gain of nil and gain of $1 million, respectively) (Refer to Note 15, "Financial Charges and Other').
The Partnership has no master netting agreements; however, it has derivative contracts containing provisions with rights of offset. The Partnership has elected to present the fair value of derivative instruments with the right to offset on a gross basis in the consolidated balance sheet. Had the Partnership elected to present these instruments on a net basis, there would be no effect on the consolidated balance sheet as of June 30, 2020 and December 31, 2019.

NOTE 14    ACCOUNTS RECEIVABLE AND OTHER

(unaudited)
(millions of dollars)	June 30, 2020	December 31, 2019
Trade accounts receivable, net of allowance of nil	32	37
Other	2	6
	34	43

NOTE 15    FINANCIAL CHARGES AND OTHER

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2020	2019	2020	2019
Interest expense (a)	20	22	40	45
Net realized loss (gain) related to the interest rate swaps	2	—	2	(1)
Other income	(4)	(1)	(5)	(1)
	18	21	37	43
(a)Includes amortization of debt issuance costs and discount costs.

NOTE 16    SUBSEQUENT EVENTS
Management of the Partnership has reviewed subsequent events through August 5, 2020, the date the consolidated financial statements were issued, and concluded there were no events or transactions during this period that would require recognition or disclosure in the consolidated financial statements other than what is disclosed here and/or those already disclosed in the preceding notes.
On July 23, 2020, the board of directors of the General Partner declared the Partnership’s second quarter 2020 cash distribution in the amount of $0.65 per common unit payable on August 14, 2020 to unitholders of record as of August 3, 2020. The declared distribution totaled $47 million and is payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TC Energy as holder of 11,287,725 common units) and $1 million to the General Partner for its two percent general partner interest. The General Partner did not receive any distributions in respect of its IDRs for the second quarter of 2020.
Northern Border declared its June 2020 distribution of $11 million on July 9 2020, of which the Partnership received its 50 percent share or $5 million on July 31, 2020.
Great Lakes declared its second quarter 2020 distribution of $24 million on July 15, 2020, of which the Partnership received its 46.45 percent share or $11 million on July 31, 2020.
Iroquois declared its second quarter 2020 distribution of $21 million on August 4, 2020, of which the Partnership will receive its 49.34 percent share or $10 million on September 29, 2020.
PNGTS declared its second quarter 2020 distribution of $14 million on July 8, 2020, of which $5 million was paid to its non-controlling interest owner on July 31, 2020.
On August 1, 2020, GTN, Great Lakes, Tuscarora and North Baja entered into a purchase agreement with a TC Energy affiliate to purchase an internally developed customer-facing commercial natural gas transmission IT application that maintains and manages customer contracts, natural gas capacity release, customer nominations, metering and billings. The total value of the transaction was $51 million and the Partnership's proportionate share of the cost was $38 million. Prior to the transaction close, GTN, Great Lakes, Tuscarora and North Baja paid the affiliate for the use of this system and the costs are included in the "Impact on Partnership's income" tabular summary under Note 12.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our 2019 Annual Report.

RECENT BUSINESS DEVELOPMENTS
OUTLOOK

On March 11, 2020, the WHO declared COVID-19, a global pandemic. As primary operator of our pipelines, TC Energy’s business continuity plans remain in place across the organization and TC Energy continues to effectively operate our assets, conduct commercial activities and execute on projects with a focus on health, safety and reliability. Our business is broadly considered essential in the United States given the important role our infrastructure plays in providing energy to North American markets. We believe that TC Energy’s robust continuity and business resumption plans for critical teams including gas control and commercial and field operations, will continue to ensure the safe and reliable delivery of energy that our customers depend upon. We anticipate that changes to work practices and other restrictions put in place by government and health authorities in response to the COVID-19 pandemic will have an impact on certain projects. While we generally believe this will not be material to our operations, we also recognize that the ultimate impact remains uncertain at this time.

Our pipeline assets are largely backed by long-term, take-or-pay contracts resulting in revenues that are materially insulated from short-term volatility associated with fluctuations in volume throughput and commodity prices. More importantly, a significant portion of our long-term contract revenue is with investment-grade customers and we have not experienced any material collection issues on our receivables to date. Aside from the impact of maintenance activities and normal seasonal factors, to date we have not seen any material changes in the utilization of our assets. Additionally, to date, we have not experienced any significant impacts on our supply chain. While it is too early to ascertain any long-term impact that the COVID-19 pandemic may have on our capital growth program, we note that we could experience some delay in construction and other related activities.

Capital market conditions in 2020 have been significantly impacted by COVID-19 resulting in periods of extreme volatility and reduced liquidity. Despite these challenges, our liquidity remains strong, underpinned by stable cashflow from operations, cash on hand and full access to our $500 million Senior Credit Facility. During the second quarter of 2020, GTN's $100 million Senior Notes due in June 2020 were refinanced through a Note Purchase Agreement whereby GTN issued $175 million of 10-year Series A Senior Notes with the incremental $75 million of proceeds to be used to fund the GTN XPress project through the balance of 2020. Additionally, GTN entered into a 3-year Private Shelf Agreement for an additional $75 million which will be used to finance a portion of the GTN XPress project into 2023. This refinancing demonstrates our continued access to the debt capital markets at attractive levels. Additionally, on July 23, 2020, we extended Tuscarora's $23 million Unsecured Term Loan due in August 2020 for one year to August 2021 under generally the same terms. PNGTS is also working on increasing its borrowing capacity to accommodate the financing required for the balance of both the PXP and Westbrook XPress projects. We continue to conservatively manage our financial position, self-fund our ongoing capital expenditures and maintain our debt at prudent levels and we believe we are well positioned to fund our obligations through a prolonged period of disruption, should it occur. Based on current expectations, we believe our business will continue to deliver consistent financial performance going forward and support our current quarterly distribution level of $0.65 per common unit.

The full extent and lasting impact of the COVID-19 pandemic on the global economy is uncertain but to date has included extreme volatility in financial markets and commodity prices, a significant reduction in overall economic activity and widespread extended shutdowns of businesses along with supply chain disruptions. The degree to which COVID-19 has a more significant impact on our operations and growth projects will depend on future developments, policies and actions which remain highly uncertain. Additional information regarding risks and impacts on our business can be found throughout this section, including Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" and Part II-Item 1A - "Risk Factors."

Impairment considerations:

Consistent with GAAP, we evaluate our goodwill related to Tuscarora and North Baja for impairment at least annually to determine if any indicators of impairment are evident. Our long-lived assets and equity investments in Northern Border, Great Lakes and Iroquois, including intangible assets with finite useful lives, are evaluated whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
We believe the current state of the macroeconomic environment described above does not represent a permanent shift although it is difficult to predict the severity of the impact of these events or how long any disruptions are likely to continue. Additionally, the following factors were considered in our analysis specific to the Partnership:

•the long-term natural gas price futures relevant to gas transported on our pipelines do not reflect material differences from what was forecast in 2019;
•a significant amount of our pipeline assets’ revenue is tied to long-term take-or-pay, fixed-price contracts which have a low correlation to short-term changes in demand;
•we have not experienced any material customer defaults to date and we have significant collateral supporting our contracts;
•multiples and discount rate assumptions used in our quantitative models are reflective of the long-term outlook for our assets, in line with their underlying asset life, versus the shorter-term nature of the current situation;
•while we may experience a slowdown in some of our construction activities, our current growth projects are materially on track, and we do not anticipate any significant changes in outlook, delays or inability to proceed due to financing requirements; and
•Our businesses are broadly considered essential in the United States given the important role these pipeline infrastructure assets play in delivering energy to the market areas we serve.

While the issues described above persist in the current quarter, we continue to believe these conditions remain temporary and as a result, we continue to believe no impairment exists on our goodwill, equity investments or long-lived assets. However, future adverse changes to our key considerations could change our conclusion.
Other notable business developments:
PNGTS’ Portland XPress Project- Phases I and II of this project are in service, and on March 5, 2020, FERC granted PNGTS’ request to begin construction of Phase III of the project. Construction activities are in progress and PXP is currently on track to be fully in service on November 1, 2020. Once fully in service, all three phases of PXP in aggregate are expected to generate approximately $50 million of annual revenue for PNGTS.

PNGTS’ Westbrook XPress Project- Phase I of this project is in service, and on June 18, 2020, FERC issued a certificate of public convenience and necessity for this project. Phases II and III have estimated in-service dates of November 2021 and 2022, respectively. Once fully in service, all three phases of Westbrook XPress in aggregate are expected to generate approximately $35 million of annual revenue for PNGTS.

ANR's Alberta XPress project- On February 12, 2020, TC Energy approved the Alberta XPress project, an expansion project on its ANR Pipeline system with an estimated in-service date of 2022. This project utilizes existing capacity on our Great Lakes and TC Energy’s Canadian Mainline systems to connect growing natural gas supply from the Western Canadian Sedimentary Basin (WCSB) to U.S. Gulf Coast Liquified Natural Gas (LNG) export markets. In 2018, Great Lakes entered into long-term transportation capacity contracts with ANR for approximately 900,000 Dth/day of aggregate capacity for a term of 15 years. In connection with the approval of the Alberta XPress project, such contracts have been reduced to provide for approximately 168,000 Dth/day of aggregate capacity for a term of 20 years at maximum rates for a total contract value of $182 million starting in 2022. The contract contains reduction options (i) at any time on or before October 1, 2022 for any reason and (ii) at any time, if ANR is not able to secure the required regulatory approval related to its anticipated expansion projects. Please read Note 12 within Item 1. “Financial Statements” for information regarding Great Lakes and ANR.
Northern Border complaint - On March 31, 2020, BP Canada Energy Marketing Corp., Oasis Petroleum Marketing LLC and Tenaska Marketing Ventures (the “Alliance for Open Markets”) filed a complaint with FERC (Docket No. RP20-745-000) against Northern Border Pipeline Company alleging that Northern Border violated Sections 4 and 5 of the Natural Gas Act, FERC policy and other regulations by (i) failing to post capacity as available on a long-term basis before entering into a prearranged transaction for six agreements with ONEOK Rockies Midstream, L.L.C.; and (ii) structuring the prearranged transaction open season in a manner that denied other shippers a meaningful opportunity to bid on the capacity. On April 2, 2020, ConocoPhillips Company, Shell Energy North America (US), L.P. and XTO

Energy Inc. (the “Indicated Shippers”, together with the Alliance for Open Markets, the “Complainants”) filed a second complaint with FERC (Docket No. RP20-767-000) against Northern Border containing similar allegations regarding the prearranged transaction open season.  The Complainants have requested that FERC (a) unwind the six prearranged contracts; (b) require Northern Border to hold an open season for the capacity such that all interested parties are on equal footing; and (c) direct Northern Border to cease from engaging in prearranged transactions where the unsubscribed capacity has not been publicly posted as generally available.
The prearranged contracts range in volume from 40,000 to 269,732 Dth/day for terms ranging from 10 months to 10 years, two of which were scheduled to begin June 1, 2020. Northern Border filed a motion to consolidate the two complaint dockets and filed its response to the complaints on May 1, 2020.

On June 1,2020 updated tariff sheets reflecting the contract price were filed by Northern Border with FERC for the two contracts set to begin June 1, 2020. On July 1, 2020, FERC issued an order and accepted the tariff sheets, subject to the outcome of complaint proceedings.

Great Lakes 501-G Proceeding- On May 11, 2020, FERC terminated Great Lakes’ 501-G proceeding and ruled that Great Lakes has complied with the one-time reporting requirement, designated as FERC Form No. 501-G related to the rate effect of Tax Act and Jobs Act. Additionally, FERC also stated that rate reductions provided for in its 2017 settlement and the 2.0% rate reduction from the Limited Section 4 Rate Reduction proceeding have provided substantial rate relief for Great Lakes’ shippers and as a result, it will not exercise its right to institute a Natural Gas Act Section 5 investigation to determine if Great Lakes is over-recovering on its current tariff rates.

Great Lakes' Credit Rating upgrade - On June 21, 2020, Standard & Poor's (S&P) upgraded Great Lakes' credit rating by two-notches from BBB-/Stable to BBB+/Stable primarily due to an improvement in Great Lakes' financial risk profile resulting from its increased long-term contracting levels.

PNGTS Credit Rating upgrade - On July 24, 2020, Fitch upgraded PNGTS' credit rating by one-notch from BBB/Stable to BBB+/Stable primarily due to an improvement in PNGTS' financial risk profile resulting from placing is PXP Phase II project in-service on November 1, 2019.

GTN financing - On June 1, 2020, GTN’s $100 million 5.29 percent Senior Notes matured and were refinanced through a Note Purchase and Private Shelf Agreement whereby GTN issued $175 million of 10-year Series A Senior Notes with a fixed rate coupon of 3.12 percent per annum and entered into a 3-year Private Shelf Facility for an additional $75 million. The new Series A Senior Notes do not require any principal payments until maturity on June 1, 2030. Proceeds from the Series A Senior Note issuance were used to repay the outstanding balance of the 5.29 percent Senior Notes and to fund the GTN XPress capital expenditures through the balance of 2020. GTN expects to draw the remaining $75 million available under the Private Shelf Facility by the end of 2023, the estimated completion date of GTN XPress. The Private Shelf Agreement contains a covenant that limits total debt to no greater than 65 percent of GTN’s total capitalization.

Tuscarora financing- On July 23, 2020, Tuscarora's $23 million Unsecured Term Loan due August 21, 2020, was amended to extend the maturity date to August 20, 2021 under generally the same terms.

Commercial system purchase- On August 1, 2020, GTN, Great Lakes, Tuscarora and North Baja entered into a purchase agreement with a TC Energy affiliate to purchase an internally developed customer-facing commercial natural gas transmission IT application that maintains and manages customer contracts, natural gas capacity release, customer nominations, metering and billings. The total value of the transaction was $51 million and the Partnership's proportionate share of the cost was $38 million. Prior to the transaction close, GTN, Great Lakes, Tuscarora and North Baja paid the affiliate for the use of this system. As a result of the capital purchase, the amount paid by each pipeline will be added to its respective rate base and utilized in the calculation of maximum allowable rates.

Pacific Gas and Electric Company- In early 2019, GTN’s largest customer, Pacific Gas and Electric Company (Pacific Gas), filed for Chapter 11 bankruptcy protection. Pacific Gas accounts for less than 10 percent Partnership’s consolidated revenues in 2019. On July 1, 2020, Pacific Gas emerged from its bankruptcy proceedings. To date, GTN has not experienced any collection issues on its receivable from Pacific Gas and we continue to expect this going forward during the duration of its contracts with GTN.

Cash Distributions to Common Units and our General Partner
On April 21, 2020, the board of directors of our General Partner declared the Partnership’s first quarter 2020 cash distribution in the amount of $0.65 per common unit, payable on May 12, 2020 to unitholders of record as of May 1, 2020. The declared distribution totaled $47 million and was payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TC Energy as a holder of 11,287,725 common units) and $1 million to our General Partner for its two percent general partner interest.

On July 23, 2020, the board of directors of our General Partner declared the Partnership’s second quarter 2020 cash distribution in the amount of $0.65 per common unit, payable on August 14, 2020 to unitholders of record as of August 3, 2020. The declared distribution totaled $47 million and was payable in the following manner: $46 million to common unitholders (including $4 million to the General Partner as a holder of 5,797,106 common units and $7 million to another subsidiary of TC Energy as a holder of 11,287,725 common units) and $1 million to our General Partner for its two percent general partner interest.
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

	Three months ended
(unaudited)	June 30,		$	%
(millions of dollars)	2020	2019	Change	Change (a)
Transmission revenues	95	93	2	2
Equity earnings	29	30	(1)	(3)
Operating, maintenance and administrative costs	(25)	(25)	—	—
Depreciation	(19)	(19)	—	—
Financial charges and other	(18)	(21)	3	14
Net income before taxes	62	58	4	7

Income taxes	(1)	(1)	—	—
Net income	61	57	4	7

Net income attributable to non-controlling interests	4	2	2	(100)
Net income attributable to controlling interests	57	55	2	4
(a)    Positive number represents a favorable change; bracketed or negative number represents an unfavorable change.

Three Months Ended June 30, 2020 Compared to the Same Period in 2019
The Partnership’s net income attributable to controlling interests increased by $2 million in the three months ended June 30, 2020 compared to the same period in 2019, mainly due to the following:
Transmission revenues - The $2 million increase in transmission revenues was largely the result of the following:
•higher revenue from PNGTS as a result of new revenues from PXP Phase II and Westbrook XPress Phase I. both of which entered service on November 1, 2019; partially offset by
•lower revenue at GTN due to (i) its scheduled 6.6 percent rate decrease effective January 1, 2020, and (ii) lower opportunity for the sale of discretionary services given the increased natural gas storage injection rates upstream of GTN; and
•lower revenue on Tuscarora due to its scheduled 10.8 percent rate decrease effective August 1, 2019

Financial charges and other - The $3 million decrease was primarily attributable to higher Allowance For Funds Used During Construction (AFUDC) which served to offset interest charges and thereby caused a decline. AFUDC increased as a result of continued spending on our expansion projects and higher maintenance capital spending.

	Six months ended
(unaudited)	June 30,		$	%
(millions of dollars)	2020	2019	Change	Change (a)
Transmission revenues	196	206	(10)	(5)
Equity earnings	84	84	—	—
Operating, maintenance and administrative costs	(48)	(50)	2	4
Depreciation	(39)	(39)	—	—
Financial charges and other	(37)	(43)	6	14
Net income before taxes	156	158	(2)	(1)

Income taxes	(1)	(1)	—	—
Net income	155	157	(2)	(1)

Net income attributable to non-controlling interests	10	9	1	(11)
Net income attributable to controlling interests	145	148	(3)	(2)

(a)    Positive number represents a favorable change; bracketed or negative number represents an unfavorable change.

Six Months Ended June 30, 2020 Compared to the Same Period in 2019
The Partnership’s net income attributable to controlling interests decreased by $3 million in the six months ended June 30, 2020 compared to the same period in 2019, mainly due to the following:
Transmission revenues - The $10 million decrease in transmission revenues was largely the net result of the following:
•lower revenue on GTN due to (i) its scheduled 6.6 percent rate decrease effective January 1, 2020, (ii) lower discretionary services sold primarily due to moderate weather conditions in early 2020 compared to colder weather experienced in early 2019, (iii) additional sales in 2019 related to regional supply constraints from a force majeure event experienced by a neighboring pipeline that were not repeated in 2020; and (iv) lower opportunity for the sale of discretionary services during the second quarter given the increased natural gas storage injection rates upstream of GTN;;
•lower revenue on Tuscarora due to its scheduled 10.8 percent rate decrease effective August 1, 2019;
•higher revenue at PNGTS as a result of new revenues from its PXP Phase II and Westbrook XPress Phase I projects which both entered into service on November 1, 2019, partially offset by lower discretionary services sold by PNGTS in 2020 to date compared to the same period in 2019 due to more moderate weather conditions in early 2020;
•lower revenue from short-term discretionary services sold by North Baja; and
•lower revenue on Bison as a result of the expiration of one of its legacy contracts at the end of January 2019.
Financial charges and other - The $6 million decrease was primarily attributable to the following:
•generally lower weighted average interest costs despite an increase on our overall debt balance; and
•higher AFUDC primarily due to continued spending on our expansion projects and higher maintenance capital spending.
Net Income Attributable to Common Units and Net Income per Common Unit
As discussed in Note 9 within Item 1. “Financial Statements,” we will allocate a portion of the Partnership’s income to the Class B units after the annual threshold is exceeded which will effectively reduce the income allocable to the common units and net income per common unit. Beginning in 2020 and beyond, we expect the impact of the Class B distribution on our cashflows to be significantly lower compared to previous periods due to TC Energy's reduced share of GTN's distributable cashflows beginning at the end of March 2020 as part of the Class B agreement. Please also read Note 8 within Item 1. “Financial Statements,” for additional disclosures on the Class B units.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Partnership strives to maintain financial strength and flexibility in all parts of the economic cycle. Our principal sources of liquidity and cash flows currently include distributions received from our equity investments, operating cash flows from our subsidiaries and our credit facilities. The Partnership funds its operating expenses, debt service and cash distributions (including those distributions made to TC Energy through our General Partner and as holder of all our Class B units) primarily from operating cash flow.
Overall Current Financial Condition
Cash and Debt position - Our overall long-term debt balance increased by approximately $107 million primarily as result of the financing put in place during the period for our expansion projects. The increase included an incremental $75 million of liquidity from GTN's issuance of Series A Senior Notes at a fixed rate of 3.12 percent which effectively secured the funding required for GTN XPress for the balance of 2020. The $75 million also resulted in an increase in the balance of our cash and cash equivalents, which totaled $215 million at June 30, 2020 compared to our position at December 31, 2019 of approximately $83 million.
Working capital position-At June 30, 2020, our current assets totaled $262 million and current liabilities amounted to $415 million, leaving us with a working capital deficit of $153 million compared to a deficit of $14 million at December 31, 2019. Our working capital deficiency is considered normal course for our business and is managed through:
•our ability to generate predictable and growing cash flows from operations;
•cash on hand and full access to our $500 million Senior Credit Facility; and
•our access to debt capital markets, facilitated by our strong investment grade ratings, allowing us the ability to renew and/or refinance the current portion of our long-term debt.
We continue to be financially disciplined by using our available cash to fund ongoing capital expenditures and maintaining debt at prudent levels and we believe we are well positioned to fund our obligations as required.
We believe our (1) cash on hand, (2) operating cash-flows (3) $500 million available borrowing capacity under our Senior Credit Facility at August 5, 2020, and (4) if needed, and subject to customary lender approval upon request, an additional $500 million capacity that is available under the Senior Credit Facility's accordion feature, are sufficient to fund our short-term liquidity requirements, including distributions to our unitholders, ongoing capital expenditures, required debt repayments and other financing needs such as capital contribution requests from our equity investments without the need for additional common equity.

Our Pipeline Systems' Current Financial Condition

The Partnership's source of operating cashflows emanates from (1) operating cash generated by GTN, North Baja, Tuscarora, PNGTS and Bison, our consolidated subsidiaries, and (2) distributions received from our equity investments in Great Lakes, Northern Border and Iroquois.

Our pipeline systems’ principal sources of liquidity are cash generated from operating activities, long-term debt offerings, bank credit facilities and equity contributions from owners. Except as noted below, our pipeline systems expect to fund their respective expansion projects primarily with debt. Except as noted below, our pipeline systems' normal recurring operating expenses, maintenance capital expenditures, debt service and cash distributions are primarily funded with their operating cash flows.

•Since the fourth quarter of 2010, Great Lakes has funded its debt repayments with cash calls to its owners. We contributed approximately $10 million in 2019 and expect our 2020 contribution to be approximately the same.

•In August 2019, the Partnership made an equity contribution to Iroquois of approximately $4 million. This amount represented the Partnership’s 49.34 percent share of a $7 million capital call from Iroquois to cover regulatory costs related to the ExC Project. In 2020, we expect to make an additional contribution of approximately $2 million to support the ExC Project.

•Bison’s remaining contracts will continue to be in effect until January of 2021. In 2019, Bison generated revenues of $32 million and is expected to produce comparable results in 2020. We continue to explore alternative transportation-related options for Bison and we believe commercial potential exists to reverse the direction of natural gas flow on Bison for deliveries onto third party pipelines and ultimately connect into the Cheyenne hub. In any event, Bison will continue to incur costs related to property tax and operating and maintenance costs of approximately $6 million per year.

Maintenance and expansion capital expenditures are funded by a variety of sources, as noted above. The ability of our pipeline systems to access the debt capital markets under reasonable terms depends upon their financial condition and prevailing market conditions

The Partnership’s pipeline systems monitor the creditworthiness of their customers and have credit provisions included in their tariffs which, although governed by FERC, allow them to request a certain amount of credit support as circumstances dictate.

Cash Flow Analysis for the Six Months Ended June 30, 2020 Compared to the Same Period in 2019

	Six months ended
(unaudited)	June 30,
(millions of dollars)	2020	2019
Net cash provided by (used in):
Operating activities	228	228
Investing activities	(88)	22
Financing activities	(8)	(238)
Net increase in cash and cash equivalents	132	12
Cash and cash equivalents at beginning of the period	83	33
Cash and cash equivalents at end of the period	215	45

Operating Cash Flows
The Partnership's operating cashflows for the six months ended June 30, 2020 compared to the same period in 2019 were comparable due to the net effect of:
•the timing of receipt of Iroquois' third quarter 2019 distributions from its operating activities, which we would ordinarily have received during the fourth quarter of 2019 but were instead received early in the first quarter of 2020; offset by
•lower distributions from operating activities of our equity investment in Northern Border and Great Lakes largely due to higher maintenance capital spending at both entities.
Investing Cash Flows
During the six months ended June 30, 2020, the cash used in our investing activities was a net cash outflow of $88 million compared to a net inflow of $22 million in the six months ended June 30, 2019 due to the net effect of:

•higher maintenance capital expenditures at GTN for its overhaul projects together with continued capital spending on our GTN XPress, PXP and Westbrook XPress projects; and
•$50 million distribution received from Northern Border during the second quarter of 2019 that was considered   a return of investment
Financing Cash Flows
The change in the cash used for financing activities was primarily due to the net debt issuance of $107 million in the six months ended June 30, 2020 compared to a net debt repayment of $115 million for the same period in the prior year, primarily due to financing executed for the capital expenditures on our GTN XPress, PXP and Westbrook XPress expansion projects.

Short-Term Cash Flow Outlook
Operating Cash Flow Outlook
Northern Border declared its June 2020 distribution of $11 million on July 9, 2020, of which the Partnership received its 50 percent share or $5 million on July 31, 2020.
Great Lakes declared its second quarter 2020 distribution of $24 million on July 15, 2020, of which the Partnership received its 46.45 percent share or $21 million on July 31, 2020.
Iroquois declared its second quarter 2020 distribution of $21 million on August 4, 2020, of which the Partnership will receive its 49.34 percent share or $10 million on September 29, 2020.
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
Our equity investee, Iroquois, has $1.5 million of scheduled debt repayments for the remainder of 2020. Iroquois’ debt repayments are expected to be funded through cash flow from operations.
Our consolidated entities have commitments of $100 million as of June 30, 2020 in connection with various maintenance and general plant projects.
Commercial system purchase effective August 1, 2020
On August 1, 2020, four of our pipelines jointly purchased an internally developed customer-facing commercial natural gas IT application system from a TC Energy affiliate. The total price of the transaction was $51 million and the Partnership's proportionate share was $38 million. The purchase, which is considered a maintenance capital cost, was funded primarily from cash generated from each pipeline's cash from operations. See Note 16 of the “Financial Statements” within Item 1.

Except for the commercial system purchase described above, we do not anticipate any other material changes to our expected 2020 growth and maintenance capital expenditures from what was disclosed in our 2019 Annual Report. However, those estimates are subject to cost and timing adjustments due to weather, market conditions, permitting conditions and timing of regulatory permits, among other factors, as well as additional uncertainty presented by the COVID-19 pandemic. We expect to continue funding these expenditures from a combination of (1) cash from operations and (2) debt at both the asset and Partnership levels.
Financing Cash Flow Outlook
Distributions to unitholders
On July 23, 2020, the board of directors of our General Partner declared the Partnership’s second quarter 2020 cash distribution in the amount of $0.65 per common unit payable on August 14, 2020 to unitholders of record as of August 3, 2020. Please see Note 16 of the "Financial Statements" within Item 1 and “Recent Business Developments” within Item 2 for additional disclosures.
Debt refinancing:
•PNGTS is currently negotiating an increase in its borrowing capacity to include the balance of the financing required for its PXP and Westbrook XPress expansion projects; and
•The Partnership's $350 million aggregate principal amount 4.65 percent Unsecured Senior Notes and $500 million Senior Credit Facility are both due in 2021 and we expect that both will be refinanced or extended prior to maturity.

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
Beginning the first quarter of 2020, the Partnership revised its calculation of Adjusted EBITDA to include distributions from our equity investments, net of equity earnings from our investments as described above, which were previously excluded from such measure. The presentation of Adjusted EBITDA for the three months and six months ended June 30, 2019 was recast to conform with the current presentation. The Partnership believes the revised presentation more closely aligns with similar non-GAAP measures presented by our peers and with the Partnership’s definitions of such measures.

Total distributable cash flow and distributable cash flow provide measures of distributable cash generated during the current earnings period and reconcile directly to the net income amounts presented.
Total distributable cash flow includes Adjusted EBITDA:
less:

•AFUDC;
•Interest expense;
•Current income taxes;
•Distributions to non-controlling interests; and
•Maintenance capital expenditures from consolidated subsidiaries.
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

Reconciliations of Net Income to EBITDA, Adjusted EBITDA and Distributable Cash Flow

The following table represents a reconciliation of the non-GAAP financial measures of EBITDA, total distributable cash flow and distributable cash flow, to the most directly comparable GAAP financial measure of net income:

	Three months ended		Six months ended
(unaudited)	June 30,		June 30,
(millions of dollars)	2020	2019	2020	2019
Net income	61	57	155	157
Add:
Interest expense (a)	22	22	42	44
Depreciation and amortization	19	19	39	39
Income taxes	1	1	1	1
EBITDA	103	99	237	241

Less:
Equity earnings:
Northern Border	(13)	(14)	(35)	(35)
Great Lakes	(9)	(9)	(29)	(29)
Iroquois	(7)	(7)	(20)	(20)
	(29)	(30)	(84)	(84)
Add:
Distributions from equity investments (b)
Northern Border	15	21	42	48
Great Lakes	11	9	32	32
Iroquois (c)	10	14	21	28
	36	44	95	108

Adjusted EBITDA	110	113	248	265

Less:
AFUDC	(2)	(1)	(3)	(1)
Interest expense (a)	(22)	(22)	(42)	(44)
Current income taxes	(1)	(1)	(1)	(1)
Distributions to non-controlling interest (d)	(5)	(3)	(11)	(10)
Maintenance capital expenditures (e)	(24)	(15)	(46)	(21)
	(54)	(42)	(103)	(77)

Total Distributable Cash Flow	56	71	145	188
General Partner distributions declared (f)	(1)	(1)	(2)	(2)
Distributions allocable to Class B units (g)	—	—	—	—
Distributable Cash Flow	55	70	143	186
(a)Interest expense as presented includes net realized loss or gain related to interest rate swaps.
(b)Amounts are calculated in accordance with the cash distribution policies of each of our equity investments. Distributions from our equity investments represent our respective share of these entities’ quarterly distributable cash for the current reporting period.
(c)This amount represents our proportional 49.34 percent share of the distribution declared by our equity investee, Iroquois, for the current reporting period. For the three and six months ended June 30, 2019, the amount includes our 49.34 percent share of the Iroquois unrestricted cash distribution amounting to approximately $2.6 million and $5.2 million, respectively (three and six months ended June 30, 2020 - none).
(d)Distributions to non-controlling interests represent the respective share of our consolidated entities’ distributable cash not owned by us for the periods presented.
(e)The Partnership’s maintenance capital expenditures include expenditures made to maintain, over the long term, the operating capacity, system integrity and reliability of our pipeline assets. This amount represents the Partnership’s and its consolidated subsidiaries’ maintenance capital expenditures and does not include the Partnership’s share of maintenance capital expenditures for our equity investments. Such amounts are reflected in “Distributions from equity investments” as those amounts are withheld by those entities from their quarterly distributable cash.
(f)No incentive distributions were declared to the General Partner for both the three and six months ended June 30, 2020 and 2019.
(g)For the three and six months ended June 30, 2020 and 2019, no distributions were allocated to the Class B units. Please read Notes 8 and 9 within Item 1. “Financial Statements” for additional disclosures on the Class B units.

Three Months Ended June 30, 2020 Compared to the Same Period in 2019
Our EBITDA was higher for the three months ended June 30, 2020 compared to the same period in 2019. The $4 million increase was primarily due to higher revenue from consolidated subsidiaries as discussed in more detail under the “Results of Operations” section within Item 2.
Our Adjusted EBITDA was lower for the three months ended June 30, 2020 compared to the same period in 2019. The $3 million decrease was primarily due to the net effect of the following:
•higher earnings from consolidated subsidiaries as discussed in more detail under the “Results of Operations” section within Item 2;
•lower distributions from Northern Border primarily due to higher maintenance capital spending for its major equipment overhauls; and
•lower distribution from Iroquois as it satisfied its final surplus cash distribution obligation of $2.6 million per quarter in the fourth quarter of 2019 and the surplus cash payments are no longer applicable.
Our distributable cash flow decreased by $15 million in the three months ended June 30, 2020 compared to the same period in 2019 due to the net effect of:
•lower Adjusted EBITDA; and
•higher normal-course maintenance capital expenditures at GTN as a result of increased spending on major equipment overhauls at several compressor stations and certain system upgrades.
Six Months Ended June 30, 2020 Compared to the Same Period in 2019
Our EBITDA was lower for the six months ended June 30, 2020 compared to the same period in 2019. The $4 million decrease was primarily due to lower revenue from consolidated subsidiaries as discussed in more detail under the “Results of Operations” section within Item 2.
Our Adjusted EBITDA was lower for the six months ended June 30, 2020 compared to the same period in 2019. The $17 million decrease was primarily due to:
•lower revenue from consolidated subsidiaries as discussed in more detail under the “Results of Operations” section within Item 2;
•lower distributions from Northern Border primarily due to higher maintenance capital spending on its major equipment overhauls and certain system upgrades; and
•lower distributions from Iroquois as it satisfied its final surplus cash distribution obligation of $2.6 million per quarter in the fourth quarter of 2019 and the surplus cash payments are no longer applicable.
Our distributable cash flow decreased by $43 million in the six months ended June 30, 2020 compared to the same period in 2019 due to the net effect of:

•lower Adjusted EBITDA; and
•higher maintenance capital expenditures at GTN as a result of increased spending on major equipment overhauls at several compressor stations and certain system upgrades.

Contractual Obligations
The Partnership’s Contractual Obligations
The Partnership’s contractual obligations as of June 30, 2020 included the following:

	Payments Due by Period
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Six Months Ended June 30, 2020
TC PipeLines, LP
Senior Credit Facility due 2021	—	—	—	—	—	—
2013 Term Loan Facility due 2022	450	—	450	—	—	2.34%
4.65% Senior Notes due 2021	350	350	—	—	—	4.65%	(a)
4.375% Senior Notes due 2025	350	—	—	350	—	4.375%	(a)
3.90% Senior Notes due 2027	500	—	—	—	500	3.90%	(a)
GTN
3.12% Series A Senior Notes due 2030	175	—	—	—	175	3.12%	(a)
5.69% Unsecured Senior Notes due 2035	150	—	—	—	150	5.69%	(a)
PNGTS
Revolving Credit Facility due 2023	71	—	71	—	—	2.36%
North Baja
Unsecured Term Loan due 2021	50	—	50	—	—	2.17%
Tuscarora
Unsecured Term Loan due 2021	23	—	23	—	—	2.22%
Partnership (TC PipeLines, LP and its subsidiaries)
Interest on Debt Obligations(b)	436	79	114	94	149
Operating Leases	1	1	—	—	—
Right of Way commitments	4	1	1	—	2
	2,560	431	709	444	976
(a)Fixed interest rate.
(b)Future interest payments on our fixed rate debt are based on scheduled maturities. Future interest payments on floating rate debt are estimated using debt levels and interest rates at June 30, 2020 and are therefore subject to change.

The Partnership’s long-term debt results in exposures to changing interest rates. The Partnership uses derivatives to assist in managing its exposure to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivatives.
The fair value of the Partnership’s long-term debt is estimated by discounting the future cash flows of each instrument at estimated current borrowing rates. The estimated fair value of the Partnership’s debt at June 30, 2020 was $2,223 million.
Please read Note 7 within Item 1. “Financial Statements” for additional information regarding the Partnership’s debt.
Summary of Northern Border’s Contractual Obligations
Northern Border’s contractual obligations as of June 30, 2020 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Six Months Ended June 30, 2020
$200 million Credit Agreement due 2024	120	—	—	120	—	2.21%
7.50% Senior Notes due 2021	250	—	250	—	—	7.50%	(b)
Interest payments on debt (c)	29	20	7	2	—
Other commitments (d)	47	3	6	6	32
	446	23	263	128	32
(a)   Represents 100 percent of Northern Border’s debt obligations.
(b)   Fixed interest rate.
(c) Future interest payments on our fixed rate debt are based on scheduled maturities. Future interest payments on floating rate debt are estimated using debt levels and interest rates at June 30, 2020 and are therefore subject to change.
(d) Future minimum payments for office space and rights-of-way commitments.

As of June 30, 2020, $120 million was outstanding under Northern Border’s $200 million revolving credit agreement, leaving $80 million available for future borrowings. At June 30, 2020, Northern Border was in compliance with all of its financial covenants. If needed, and subject to customary lender approval upon request, an additional $200 million of capacity is available under Northern Border's revolving credit agreement accordion feature.
Northern Border has commitments of $11 million as of June 30, 2020 in connection with compressor station overhauls and other capital projects.
Summary of Great Lakes’ Contractual Obligations
Great Lakes’ contractual obligations as of June 30, 2020 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Six Months Ended June 30, 2020
9.09% series Senior Notes due 2020 to 2021	20	10	10	—	—	9.09%	(b)
6.95% series Senior Notes due 2020 to 2028	88	11	22	22	33	6.95%	(b)
8.08% series Senior Notes due 2021 to 2030	100	10	20	20	50	8.08%	(b)
Interest payments on debt (c)	74	16	24	17	17
Right of Way commitments	1	—	—	—	1
	283	47	76	59	101
(a)   Represents 100 percent of Great Lakes’ debt obligations.
(b)   Fixed interest rate.
(c) Future interest payments on our fixed rate debt are based on scheduled maturities.

Great Lakes is required to comply with certain financial, operational and legal covenants. Under the most restrictive covenants in the senior note agreements, approximately $112 million of Great Lakes’ partners’ capital was restricted as to distributions as of June 30, 2020 (December 31, 2019 - $118 million). Great Lakes was in compliance with all of its financial covenants at June 30, 2020.
Great Lakes has commitments of $12 million as of June 30, 2020 in connection with pipeline integrity program spending, major overhaul projects, and right of way renewals.

Summary of Iroquois’ Contractual Obligations
Iroquois’ contractual obligations as of June 30, 2020 included the following:

	Payments Due by Period (a)
(unaudited) (millions of dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Weighted Average Interest Rate for the Six Months Ended June 30, 2020
4.12% series Senior Notes due 2034	140	—	—	—	140	4.12%	(b)
4.07% series Senior Notes due 2030	150	—	—	—	150	4.07%
6.10% series Senior Notes due 2027	28	4	8	8	8	6.10%	(b)
Interest payments on debt (c)	148	14	26	25	83
Transportation by others (d)	7	3	4	—	—
Operating leases	11	1	2	5	3
	484	22	40	38	384
(a)  Represents 100 percent of Iroquois’ debt obligations.
(b)  Fixed interest rate.
(c) Future interest payments on our fixed rate debt are based on scheduled maturities.
(d) Future rates are based on known rate levels at June 30, 2020 and are therefore subject to change.

Iroquois has no capital commitments as of June 30, 2020.
Iroquois is restricted under the terms of its note purchase agreement from making cash distributions to its partners unless certain conditions are met. Before a distribution can be made, the debt to capitalization ratio must be below 75 percent and the debt service coverage ratio must be at least 1.25 times for the four preceding quarters. At June 30, 2020, the debt to capitalization ratio was 52.6 percent and the debt service coverage ratio was 6.29 times; therefore, Iroquois was not restricted from making any cash distributions.

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
LIBOR, which is set to be phased out at the end of 2021, is used as a reference rate for certain of our financial instruments, including the Partnership’s term loans, revolving credit facilities and the interest rate swap agreements that we use to manage our interest rate exposure. We are reviewing how the expected LIBOR phase-out will affect the Partnership, including the possibility of a delay in adopting a new benchmark due to the uncertainty surrounding the COVID-19 pandemic. We currently do not expect the impact to be material.
As of June 30, 2020, the Partnership’s interest rate exposure resulted from our floating rate on North Baja’s Unsecured Term Loan Facility, PNGTS’ Revolving Credit Facility and Tuscarora’s Unsecured Term Loan Facility, under which $144 million, or 7 percent, of our outstanding debt was subject to variability in LIBOR interest rates (December 31, 2019 - $112 million or 6 percent).
As of June 30, 2020, the variable interest rate exposure related to our 2013 Term Loan Facility was hedged by fixed interest rate swap arrangements and our effective interest rate was 3.26 percent. If interest rates hypothetically increased (decreased) on these facilities by one percent (100 basis points), compared with rates in effect at June 30, 2020, our annual interest expense would increase (decrease) and net income would decrease (increase) by approximately $1 million.
As of June 30, 2020, $120 million, or 32 percent, of Northern Border’s outstanding debt was at floating rates. If interest rates hypothetically increased (decreased) by one percent (100 basis points), compared with rates in effect at June 30, 2020, Northern Border’s annual interest expense would increase (decrease) and its net income would decrease (increase) by approximately $1 million.
Northern Border’s and Iroquois’ Senior Notes, and all of Great Lakes’ and GTN's Notes represent fixed-rate debt, and are therefore not exposed to market risk due to floating interest rates. Interest rate risk does not apply to Bison, as Bison does not have any debt.
The Partnership and our pipeline systems use derivatives as part of our overall risk management policy to assist in managing exposures to market risk resulting from these activities within established policies and procedures. We do not enter into derivatives for speculative purposes. Derivative contracts used to manage market risk generally consist of the following:
•Swaps - contractual agreements between two parties to exchange streams of payments over time according to specified terms.
•Options - contractual agreements to convey the right, but not the obligation, for the purchaser to buy or sell a specific amount of a financial instrument at a fixed price, either at a fixed date or at any time within a specified period.
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
The Partnership has exposure to counterparty credit risk in the following areas:
•cash and cash equivalents;
•accounts receivable and other receivables; and
•the fair value of derivative assets

At June 30, 2020, we had no significant credit losses, no significant credit risk concentration and no significant amounts past due or impaired. As noted in our 2019 Annual Report, a significant portion of our long-term contract revenues are with counterparties who have an investment grade rating or who have provided guarantees from investment grade parties. Additionally, during the three months ended June 30, 2020 and at June 30, 2020, no counterparty accounted for more than 10 percent of either our consolidated revenue or accounts receivable.
The Partnership and our pipeline systems have significant credit exposure to financial institutions as they hold cash deposits and provide committed credit lines and critical liquidity in the interest rate derivative market, as well as letters of credit to mitigate exposures to non-credit worthy customers.
The Partnership closely monitors the creditworthiness of our counterparties, including financial institutions, reviews accounts receivable regularly and, if needed, requests financial assurances in accordance with our pipeline tariffs and records allowances for doubtful accounts using the specific identification method. However, we are not able to predict with certainty the extent to which our business could be impacted by the uncertainty surrounding the COVID-19 pandemic or the prolonged impact of low oil prices, including possible declines in our counterparties' creditworthiness.
The factors described above have been incorporated by the Partnership as part of the Measurement of credit losses on financial instruments accounting standard that became effective on January 1, 2020 as described in more detail under Note 3 within Item 1. “Financial Statements.” The Partnership believes the factors as described above are considered to have a negligible impact considering the portfolio of counterparties held by our pipeline assets.
LIQUIDITY RISK
Liquidity risk is the risk that the Partnership and our pipeline systems will not be able to meet our financial obligations as they become due. We manage our liquidity risk by continuously forecasting our cash flow on a regular basis to ensure we have adequate cash balances, cash flow from operations and credit facilities to meet our operating, financing and capital expenditure obligations when due, under both normal and stressed conditions. As discussed previously, global market volatility has heightened and liquidity has tightened but we have taken steps to mitigate our risk. Please see "Liquidity and Capital Resources" within Item 2 for more information about our liquidity.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2020, there was no change in the Partnership’s internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are involved in various legal proceedings that arise in the ordinary course of business, as well as proceedings that we consider material under federal securities regulations. For additional information on other legal and environmental proceedings affecting the Partnership, please refer to Part 1 - Item 3 of our 2019 Annual Report and Part I-Other Recent

Business Developments-Northern Border within Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
On March 11, 2020, the WHO declared COVID-19, a global pandemic. In addition, the spread of the COVID-19 virus across the globe has impacted financial markets and global economic activity. These impacts include supply chain disruptions, massive unemployment and a decrease in commercial and industrial activity around the world. The impact of the COVID-19 pandemic, compounded by the recent collapse in crude oil markets, has resulted in significant market disruption.
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
In early March 2020, the market experienced a precipitous decline in crude oil prices in response to oil oversupply and demand concerns due to the economic impacts of the COVID-19 pandemic. Additionally, in April 2020, extreme shortages of transportation and storage capacity caused the New York Mercantile Exchange (NYMEX) West Texas Intermediate oil futures price to go as low as approximately negative $37. This negative pricing resulted from the holders of expiring front month oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts in order to transfer the corresponding purchase obligations.
Although oil prices have partially recovered from what was experienced in April, the COVID-19 pandemic and economic downturn could further negatively impact domestic and international demand for crude oil and natural gas and a prolonged period of low crude oil and natural gas prices would negatively impact exploration and development of new crude oil and natural gas supplies. In response to the sharp decline in oil and natural gas prices, many producers have announced cuts or suspension of exploration and production activities and some state regulators are considering mandating the proration of production of hydrocarbons. A drilling reduction could impact the availability of natural gas to be transported by our pipelines. Sustained low oil and natural gas prices could also impact counterparties’ creditworthiness and their ability to meet their transportation service cost obligations. Such developments could have an adverse effect on our assets, liabilities, business, financial condition, results of operations and cash flow.

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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from TC Pipelines, LP's Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Changes in Partners' Equity, and (vi) the Condensed Notes to Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August 2020.

TC PIPELINES, LP
(A Delaware Limited Partnership)
by its General Partner, TC PipeLines GP, Inc.

By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
President
TC PipeLines GP, Inc. (Principal Executive Officer)

By:	/s/ William C. Morris
William C. Morris
Vice President and Treasurer
TC PipeLines GP, Inc. (Principal Financial Officer)